Form 10-K
NEWPORT CORP
filed 1995-03-31
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-K

       (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994
                                                           ---------------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from  ______________ to _____________

                       Commission File Number    0-1649
                                                 ------

                             NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                                   094-0849175
--------------------------------------------------------------------------------
     (State or other jurisdiction                     (I.R.S.  Employer
   of incorporation or organization)                  Identification No.)

         1791 Deere Avenue, Irvine, CA                       92714
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code     (714) 863-3144
                                                            --------------

    Securities registered pursuant to Section 12(b) of the Act:     None
                                                               -------------

          Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Stated Value $0.35 per Share
                  ------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No ___
                                    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $59,732,699 as of March 10, 1995.

The number of shares outstanding of each of the issuer's classes of common stock as of March 10, 1995, was 8,360,358.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 1995, are incorporated by reference into
Part III.

                              Page 1 of 34 Pages

                 Exhibit Index on Sequentially Numbered Page 13

                                    PART I
ITEM 1 BUSINESS
------ --------

GENERAL DESCRIPTION OF BUSINESS
-------------------------------

    Newport Corporation, referred to herein as the "Company" or "Newport", operates in one business segment. It designs, develops, manufactures and markets on a worldwide basis precision equipment for scientists and engineers who develop and apply technology involving lasers, optics and integrated motion control. The Company designs and manufactures a broad line of vibration isolation systems, electronic and optical instruments and precision mechanical, electronic and optical components and systems. These products are used predominantly in research laboratories and test and measurement applications for industrial, government and university customers, domestically and internationally.

    In June 1991, the Company acquired the micro-positioning business of Micro-Controle S.A. ("Micro-Controle"), a privately held company headquartered in Evry, France for a total purchase price of $43.0 million cash financed through $23.9 million in debt and $19.1 million in cash, and the assumption of $16.0 million of existing liabilities. The acquisition included the purchase of the assets and liabilities associated with the manufacture, sale, maintenance, marketing and distribution of its high-precision mechanical components and optics, motion devices, high stability materials and microscopy equipment. Although Newport and Micro-Controle served similar markets, the acquired Micro-Controle business complements the Company's geographic strengths, products, distribution and customer bases.

    For the quarter ended April 30, 1992, the Company recorded a restructuring provision whereby $13.8 million ($11.7 million net of taxes) was charged to operations and $7.1 million was accounted for as an increase of the goodwill associated with the acquisition of Micro-Controle.

    In response to the continued low level of sales experienced in Europe, the Company recorded for the quarter ended December 31, 1993, restructuring and other special charges totaling $6.3 million ($5.1 million net of taxes). The Company anticipates that this restructuring program will reduce costs and expenses approximately $2 million annually beginning in 1995 and will align the Company's costs with anticipated revenues. For further discussion refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8.

    The Company's products are sold to thousands of companies and institutions throughout the world and are marketed primarily by means of a technical catalog, a technically trained marketing staff and a worldwide network of subsidiary sales offices and sales representatives. During 1994, the Company manufactured its products in Irvine, California; Garden City, New York; and several locations in France. During the first quarter of 1995 the Company relocated its New York manufacturing operation to Irvine, California.

    The Company resells some components and sub-systems purchased from other vendors. Raw materials are purchased from several sources. These and other sources are, and management believes will continue to be, adequate to meet its currently foreseeable needs.

    Manufacturing, sales, technical and administrative personnel employed worldwide by Newport totaled 593 persons at December 31, 1994.

    On February 28, 1995, Newport acquired all the outstanding capital stock of RAM Optical Instrumentation, Inc. (ROI) in exchange for 1,251,000 shares of the Company's common stock. ROI became a wholly owned subsidiary of Newport. ROI is a manufacturer of video inspection systems. For its latest fiscal year ended March 31, 1994, ROI had net sales of $8.7 million. The transaction will be accounted for as a pooling of interests.

------ -----------------

PRODUCTS
--------

    The Company manufactures and distributes two major product groups to its laboratory and industrial customers. These product groups are broadly defined by the Company as Lasers Electro-Optical devices and peripherals and Precision Systems.

    Laser Electro-Optical devices and peripherals consist of Vibration Isolation Products, Components, Optics and Instruments and account for approximately one-half of the Company's annual revenue.

    Vibration Isolation Products. Laser and certain other high technology
    ----------------------------
experiments and applications require a relatively vibration-free environment. The Newport isolation systems provide a working surface for experiments and applications with greatly reduced vibration environment due to noise, ground motion and excitations caused by external forces or active components mounted to the table itself. The Company's isolation systems provide dynamically rigid surfaces using internally damped honeycomb tops mounted on pneumatic supports. The Company also distributes active vibration isolation systems.

    The Company believes that its technology and its ability to manufacture competitively priced quality products have allowed it to become a major supplier of isolation systems for laser research and development and other applications requiring a high degree of stability. The Company's product line includes over 350 standard isolation systems in addition to the capability to manufacture custom systems. While Newport products are built to rigid quality standards using the highest grade material, they are comprised of standard materials and consequently, there are no unusual supply requirements.

    Components. Newport offers a comprehensive line of mechanical components
    ----------
compatible with, and complementary to, its vibration isolation systems. These mechanical components include products such as mirror mounts, holders, positioners, and other accessories which are basic building blocks for experimental or prototype laser systems. The Company has developed and sells components for fiber optics, telecommunications and sensors experimentation. Newport's products include a micro interferometer, laser-to-fiber couplers and fiber-optic positioners. The Company's line of fiber-optic components includes selected products manufactured by others. While the Company encounters substantial competition in the related accessory component area, Newport is one of the leading suppliers of such accessory components.

    Optics. The Company manufactures and markets a line of laser-quality optics
    ------
and optomechanical components. This includes lenses, mirrors, prisms, laser beam expanders, collimators, attenuators, variable beamsplitters and spatial filters. The Company has the capability to provide custom coatings for specific applications.

    Instruments. Newport offers several lines of electronic instruments to
    -----------
complement its other products in serving the optical laboratory. These products are concentrated in the areas of light measurement and control, light sources and holography. The Company not only designs and manufactures a majority of its electronic products but also distributes the products of others. Examples of these products include power meters, spectrum analyzers, electronic shutters and modulators, lasers, lamps and accessories.

    Precision Systems consist primarily of Motion Control devices and sub-systems and account for approximately one-half of the Company's annual revenues.

    Motion Control Devices. The Company offers an extensive line of manually
    ----------------------
operated and motorized positioning devices serving both the research laboratory and industrial application areas. Examples of these products include linear and rotational stages; elevational devices and actuators, as well as simple and programmable motion controllers for stepping and DC motors.

    Motion Control Systems. Newport offers a line of positioning sub-systems,
    ----------------------
serving both laboratory and industrial application areas. With the acquisition of Micro-Controle, this product line was expanded significantly, along with increased capability in systems integration. The combination of resources improves Newport's ability to serve application-specific research, test and measurement, inspection and to satisfy a wide variety of industrial process application needs. These products include ultrahigh precision automation products including the AutoAlign/TM/ fiber alignment system.

MARKETING
---------

    Although Newport believes that it is one of the leading suppliers of products in the laser research field, no single unaffiliated customer accounted for more than 5% of the Company's sales in the year ended December 31, 1994. The Company has determined that approximately 35% of its 1994 sales were to domestic industrial users, 12% to educational institutions in the United States, 3% to domestic governmental agencies and 50% to foreign purchasers. This compares with 32%, 13%, 3% and 52% for the twelve months ended December 31, 1993, on a corresponding basis. Foreign purchasers in 1994 were located in Europe (66%) with about 32% of all foreign purchasers in France, Pacific Rim (25%), and other areas of the world (9%). This compares with 70% of foreign purchasers in Europe in the year ended December 31, 1993 (with 32% in France); Pacific Rim (19%); and other areas of the world (11%). The market focus for products manufactured in France has been industrial, which is complementary to the United States emphasis on the laboratory market. The Company's ability to provide customized integrated solutions for the industrial customer augments its capabilities in serving the general needs of the laser laboratory market worldwide.

    Newport uses a Company-employed marketing staff domestically and internationally in France, Germany, the United Kingdom, Switzerland, Italy, the Netherlands and Canada. Elsewhere, Newport uses approximately twenty independent sales representatives. During 1994 the Company closed its subsidiaries in Spain and Belgium and sold its Japanese subsidiary to its independent sales representative in that country. The Company also opened a branch in Taiwan at the end of the fiscal year.

    The Company's products compete with products from a large number of companies domestically and internationally, none of which has a dominant worldwide market position.

    Sales and orders for the Company's products historically were generally not affected by seasonal demand; however, the Company anticipates that future patterns may experience more of a seasonal variation as a significant portion of the Company's sales and orders now come from Europe where business activity during the summer has traditionally been slower than other times of the year.

    Newport's principal marketing tool is its comprehensive catalog of products. This document, numbering approximately 500 pages, provides detailed product information as well as extensive technical and applications data. The catalog is mailed to more than 100,000 potential customers worldwide. This document has been updated and during the 1994 second quarter, Newport began distribution of this new edition.

    The Company also publishes separate short-form catalogs that emphasize product and market areas, such as comprehensive German- and Japanese-language catalogs, optics catalogs and components catalogs. These materials are further augmented by new product brochures and customer newsletters. Newport advertises in technical journals serving many technical disciplines. Selected product literature is published in Chinese-, French-, German-, and Japanese-language versions. Further product exposure and contact with existing and potential clients is developed and maintained at trade shows and technical conferences.

    The Company has initiated a number of new marketing efforts aimed both inside and outside the traditional laboratory market. One such initiative is a telemarketing initiative. This new program targets new product brochures to potential customers, coordinates new order leads with salesmen and utilizes focused mailing lists for selected niche markets. In addition, the Company is focusing advertising effort into new market niches related to high growth, high technology industries such as fiber optic communications for which the Company has developed the AutoAlign/TM/ fiber alignment system.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

    The Company is developing a number of new products and product enhancements to complement its AutoAlign/TM/ fiber alignment system for the fiber optic communication market. Management is committed to continued product development and intends to increase R&D spending by approximately one million dollars in 1995 over 1994 for development of new products and product improvements.

PATENTS
-------

    The Company has a number of patents, trademarks, exclusive marketing rights and licenses. Although these rights are considered to have value and the Company intends to defend such rights vigorously, the Company believes that its business relies primarily on its product performance, experience and marketing skill, and is not dependent upon patent rights.

BACKLOG
-------

    The consolidated backlog of all the Company's products was $12.3 million, $10.6 million and $9.7 million at December 31, 1994, 1993, and 1992. Approximately 55% of the consolidated backlog at December 31, 1994 is attributable to orders of products manufactured in France.

    A significant portion of the products manufactured by the Company are manufactured for inventory with the goal of being able to make shipments upon receipt of an order. The balance of manufactured products are made to order with typical lead times of three to six weeks. Because of these short response times and because orders are cancelable with little or no penalty, the Company does not believe that its backlog of orders at any particular date is a meaningful indicator of the Company's sales for any succeeding period.

OPERATIONS BY GEOGRAPHIC AREA
-----------------------------

    Upon the acquisition of the micro-positioning business of Micro-Controle, the existing Company European operations were supplemented by the Micro-Controle manufacturing operations in France and sales offices in France, Germany, the United Kingdom, Belgium, Italy and Spain. The Company began distributing its products in Spain through a distributor and closed its Spanish subsidiary during the fourth quarter of 1994. The Company also closed its subsidiary in Belgium during the fourth quarter of 1994 and is serving those customers with its sales personnel in the Netherlands and France. During the fourth quarter of 1994 the Company opened a branch office in Taiwan.

    The Newport European Distribution Company ("NEDCO") was established in the Netherlands in May 1991 to serve as a centralized distribution service for customers in Europe. In addition, the Company has a subsidiary in Canada, which operates primarily as a sales office. The Company reached an agreement with Hakuto Company, Limited, for the distribution of its products in Japan and as a consequence, the Company closed its sales office in Japan during the second quarter of 1994.

    For information regarding the Company's operations by geographic area refer to Note 14 of Notes to Consolidated Financial Statements on page 28.

INVESTMENTS
-----------

    The Company, as part of its cash management program, maintains cash and marketable securities. Cash consists of cash-on-hand and cash equivalents (short-term certificates of deposit and other securities readily convertible to cash). Marketable securities at December 31, 1994 and 1993 consist of shares of common stock of publicly traded companies which are available for sale. The shares are stated at fair market value in accordance with Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities (refer to Note 9 of Notes to Consolidated Financial Statements on page 24). Apart from the ownership of subsidiaries detailed in

Exhibit 21 of this Form 10-K, Newport has minority ownership interests in several domestic companies involved in manufacturing laser-related and other high technology products.

ITEM 2 PROPERTIES
------ ----------

    The Company's headquarters and California manufacturing operations are located at 1791 Deere Avenue, Irvine, California. The Company entered into a fifteen-year lease for the Deere Avenue property commencing in March 1992. The company leases sales offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. The Company's centralized European distribution center is also located at leased facilities in the Netherlands. In addition to its leased properties, the Company acquired, on June 28, 1991, in connection with the acquisition of Micro-Controle a building and land in Garden City, New York. As a result of the acquisition of Micro-Controle on September 18, 1991, the Company owns or leases with options to purchase, several properties and buildings at various locations in France. During the first quarter of 1995 the Company relocated its New York manufacturing operations to Irvine, California and has leased the Garden City, New York property.

ITEM 3 LEGAL PROCEEDINGS
------ -----------------

    The Company is not a party to any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------ ---------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.



                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
------ --------------------------------------------------------------
       HOLDER MATTERS
       --------------

Price Range of Common Stock
---------------------------

    The Company's common stock is traded on the NASDAQ National Market System under NASDAQ symbol NEWP. As of December 31, 1994, the Company had 1,780 common stockholders of record. Refer to Note 16, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 29 for quarterly share price and dividend payments.

ITEM 6 SELECTED FINANCIAL DATA
------ -----------------------

    The following table presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the years ended July 31, 1992, 1991 and 1990 (In thousands, except percent, per share and employment information):

                                                 1994       1993       1992T*      1992       1991      1990
--------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
Net sales                                       $85,637    $84,147    $36,070    $ 87,801    $59,724   $58,807
Cost of sales                                    47,142     47,153     20,116      49,753     32,938    33,018
Selling, general and administrative              28,900     28,306     12,930      32,076     18,770    16,583
Research and development                          4,650      4,773      2,365       6,049      4,010     4,344
Restructuring expense and other special charges       -      6,263          -      13,795          -         -
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                     4,945     (2,348)       659     (13,872)     4,006     4,862
Other income (expense)                              117       (831)      (622)       (873)       834     1,988
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 5,062     (3,179)        37     (14,745)     4,840     6,850
Provision (benefit) for taxes                     1,723        567        685        (505)     1,307     2,192
--------------------------------------------------------------------------------------------------------------
Net income (loss)                               $ 3,339    $(3,746)   $  (648)   $(14,240)   $ 3,533   $ 4,658
--------------------------------------------------------------------------------------------------------------
Percent to sales:
   Cost of sales                                   55.0       56.0       55.8        56.7       55.2      56.1
   Selling, general and administrative             33.8       33.6       35.8        36.5       31.4      28.2
   Research and development                         5.4        5.7        6.6         6.9        6.7       7.4
   Income (loss) from operations                    5.8       (2.8)       1.8       (15.8)       6.7       8.3
   Net income (loss)                                3.9       (4.5)      (1.8)      (16.2)       5.9       7.9
--------------------------------------------------------------------------------------------------------------
PER SHARE:
Earnings (loss) per share                       $  0.47    $ (0.53)   $ (0.09)   $  (2.04)   $  0.50   $  0.59
Dividends paid per share                           0.04       0.04       0.04        0.16       0.16      0.14
Equity per share                                   6.34       5.93       6.56        6.72       9.16      8.82
--------------------------------------------------------------------------------------------------------------
AT YEAR END:
Cash and marketable securities                  $ 3,620    $ 4,268    $ 3,389    $  6,598    $20,416   $28,651
Customer receivables                             17,067     15,543     17,557      19,882     15,362    10,520
Inventories                                      20,294     20,254     23,698      26,637     19,691    15,267
Other current assets                              4,491      4,921      5,924       7,567      6,098     4,947
--------------------------------------------------------------------------------------------------------------
Current assets                                   45,472     44,986     50,568      60,684     61,567    59,385
Investments and other assets                      4,412      5,088      5,169       5,065     12,321     7,889
Assets held for sale                                  -        372          -           -          -         -
Property, plant and equipment                    22,724     23,446     30,148      30,948     14,029     8,450
Goodwill, net                                     8,846      8,852      9,747      10,893          -         -
--------------------------------------------------------------------------------------------------------------
   Total assets                                 $81,454    $82,744    $95,632    $107,590    $87,917   $75,724
--------------------------------------------------------------------------------------------------------------
Current liabilities                              25,276    $22,829    $28,605    $ 34,052    $18,560   $ 9,866
Deferred taxes                                      267      2,299      2,078       2,049      1,531     1,547
Long-term debt                                   11,117     16,005     19,222      24,674      4,000         -
Stockholders' equity                             44,794     41,611     45,727      46,815     63,826    64,311
--------------------------------------------------------------------------------------------------------------
   Total liabilities and equity                 $81,454    $82,744    $95,632    $107,590    $87,917   $75,724
--------------------------------------------------------------------------------------------------------------
MISCELLANEOUS STATISTICS
Working capital                                 $20,196    $22,157    $21,963    $ 26,632    $43,007   $49,519
Average equivalent shares                         7,063      7,006      6,966       6,966      7,050     7,956
Common stock outstanding                          7,062      7,021      6,966       6,966      6,966     7,291
Worldwide employment at end of period               593        619        686         748        495       421
Sales per employee (annualized)                 $   140    $   126    $   124    $    112    $   144   $   140
--------------------------------------------------------------------------------------------------------------

* Transition period of five months ended December 31, 1992 due to change in year end.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------ ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

RESTRUCTURING  In response to the low level of sales experienced in Europe, the
-------------
Company recorded for the quarter ended December 31, 1993, restructuring and other special charges totaling $6.3 million ($5.1 million after taxes, $0.73 per share) aimed primarily at its European operations. These charges included $3.3 million to revalue surplus real estate in the U.S. and Europe, $2.2 million for severance and related costs for approximately 50 employees and $0.8 million for equipment relocation costs, facility carrying costs and selling expenses associated with the real estate. Non-cash items totaled $3.3 million for revaluing the real estate. Cash items totaled $3.0 million of which $1.3 million has been incurred during the twelve months ended December 31, 1994 primarily for severance and other related payroll liabilities for 34 employees and costs to close facilities. It is expected that the balance, $1.7 million, will be used primarily to close facilities and will be substantially incurred by December 31, 1995.

The Company anticipates that the restructuring program will reduce costs and expenses by approximately $2 million annually beginning in 1995 and believes this restructuring program will align the Company's costs with anticipated revenues. However, if sales in domestic or international markets decline, further actions may be necessary. Long-term improvement in profitability is dependent upon a strengthening of domestic and international markets and the successful implementation of revenue growth strategies.

For the quarter ended April 30, 1992, the Company recorded restructuring charges which resulted in a $13.8 million pre-tax charge to operations and $7.1 million accounted for as an increase of the goodwill associated with the acquisition of Micro-Controle. Cash items totaled $12.0 million and non-cash items accounted for $8.9 million. During the twelve months ended December 31, 1994, cash charges amounted to $0.5 million for severance and other payroll related liabilities, $0.3 million representing lease payments and $1.1 million for costs to close facilities. For the twenty months ended December 31, 1993, the Company charged against this reserve $4.7 million representing severance and other payroll related liabilities, $1.7 million representing lease payments on abandoned facilities and $3.0 million representing costs to close facilities. It is expected that the $0.7 million balance, principally for severance and costs to close facilities, will be spent during the first half of 1995.

NET SALES For the years ended December 31, 1994 and 1993, the Company's net
---------
sales totaled $85.6 million and $84.1 million, respectively. The increase of $1.5 million (1.8%) represented an increase of $2.1 million in domestic markets offset by declines in international markets. Sales for the five-month transition period ended December 31, 1992 and the 1992 fiscal year totaled $36.1 million and $87.8 million, respectively. Because the Company switched to a calendar fiscal year effective January 1, 1993, these prior year periods are not strictly comparable. However, average monthly sales for the two periods totaled $7.2 million and $7.3 million, respectively.

Domestic sales totaled $42.4 million, $40.3 million, $17.8 million and $44.3 million for years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992, respectively. Sales for the twelve months ended December 31, 1994 increased $2.1 million (5.2 percent) compared with the sales for the twelve months ended December 31, 1993. The increase is attributable principally to the strengthening of sales of core precision micropositioning systems and continued improvement in newer growth markets. Average monthly domestic sales for the year ended December 31, 1993, the five month transition period ended December 31, 1992 and the year ended July 31, 1992 were $3.4 million, $3.6 million and $3.7 million per month, respectively.

International sales totaled $43.2 million, $43.8 million, $18.3 million and $43.5 million for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992. International sales for the twelve months ended December 31, 1994 decreased modestly compared with the twelve months ended December 31, 1993. The decrease is attributable principally to weak market conditions in certain European countries. Average monthly international sales for the year ended December 31, 1993, the five month transition period ended December 31, 1992 and the year ended July 31, 1992 were $3.7 million, $3.7 million and $3.6 million per month, respectively.

The order rate in the U.S. showed signs of moderate strength in the latter part of 1994 and early 1995 in response to the increasing sales and marketing emphasis on newer growth markets; however, the domestic order rate, as well as Japan, has weakened somewhat toward the end of 1995's first quarter. Overall, management anticipates modest sales growth through the end of calendar year 1995 from an improving US economy and increased sales of ultrahigh precision positioning products.

OPERATING INCOME  Total costs and expenses for the years ended December 31, 1994
----------------
and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992 were $80.7 million, $86.5 million, $35.4 million and $101.7 million respectively. Excluding the restructuring and other special charges mentioned previously, these costs and expenses totaled $80.7 million, $80.2 million, $35.4 million and $87.9 million for the respective periods.

Cost of sales when stated as a percentage of sales were 55.0%, 56.0%, 55.8% and 56.7% for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992, respectively. The decrease in 1994 from the year ended December 31, 1993, is attributable primarily to lower costs resulting from the restructuring activities mentioned previously. Management anticipates that these expenses as a percent of sales will be reduced further in 1995 as a result of increased sales volume and continued productivity improvements which are anticipated to offset recent material price increases.

Selling, general and administrative (SG&A) expenses totaled $28.9 million, $28.3 million, $12.9 million and $32.1 million for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992, respectively. SG&A expenses represented 33.8%, 33.6%, 35.8% and 36.5% of net sales in 1994, 1993, the transition period and 1992, respectively. The increase in 1994 was attributable to the costs associated with strengthening the operating management of the Company. The decrease in 1993 and the transition period from fiscal year 1992 was attributable primarily to lower costs resulting from the 1992 restructuring program. Management anticipates SG&A expenses in total will increase in 1995 but as a percent of sales will be reduced further as a result of increased sales volume.

Research and development (R&D) expenses totaled $4.7 million, $4.8 million, $2.4 million and $6.0 million for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992, respectively. R&D expenses represented 5.4%, 5.7%, 6.6% and 6.9% of net sales in 1994, 1993, the transition period and 1992, respectively. The decrease in R&D expenses in 1994 compared with 1993 was attributable primarily to lower costs resulting from the restructuring programs. Management believes that increases in the level of R&D expenditures are required for the development of new products and product improvements principally related to AutoAlign/TM/ and related ultrahigh precision positioning products and intends to increase annual R&D expenditures in 1995 by approximately one million dollars over amounts expended in 1994.

Excluding the restructuring and other special charges mentioned previously, operating income (loss) totaled $4.9 million, $3.9 million, $0.7 million and $(0.1) million for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992, respectively. Operating income (loss) excluding restructuring and other special charges represented 5.8%, 4.7%, 1.8% and (0.1)% of net sales in 1994, 1993, the transition period and 1992, respectively. Management anticipates that operating income will improve further as the restructuring programs mentioned previously are completed.

INTEREST EXPENSE  Interest expense totaled $1.8 million, $2.3 million, $1.5
----------------
million and $2.9 million for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992, respectively. The decrease in interest expense for the year ended December 31, 1994, compared with the year ended December 31, 1993 is attributable to a reduction in the average debt outstanding. The Company anticipates that recent increases in the interest rates will result in higher interest expense in 1995. The Company is actively seeking alternate sources of financing which if successful could reduce the net after tax financing cost for the Company. There is no assurance, however, that the Company will be successful in obtaining alternate financing.

OTHER INCOME (EXPENSE)  Interest and dividend income totaled $0.1 million, $0.2
----------------------
million, $0.3 million and $0.8 million for the twelve months ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the twelve months ended July 31, 1992, respectively.

Realized exchange gains (losses) totaled $0.2 million, $(0.2 million), $(0.2 million) and $0.6 million for the twelve months ended December 31, 1994 and 1993, the five-months ended December 31, 1992 and the twelve months ended July 31, 1992, respectively. The gains in 1994 and the losses in 1993 and the 1992 transition period were attributable primarily to the strengthening, in 1994, and weakening, in 1993 and the transition period, of the European currencies compared with the U.S. dollar on current receivables denominated in European currencies.

The Company recorded investment gains totaling $1.4 million, $1.3 million, $0.2 million, and $0.9 million in the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992. The gains were attributable primarily to the sale of marketable and non-marketable investments.

TAXES BASED ON INCOME  The tax provisions for the 1994 and 1993 fiscal years and
---------------------
the 1992 transition period of $1.7 million, $0.6 million and $0.7 million, respectively, were recorded on profits earned in the US. Prior to 1994, net losses, principally in Europe, did not have a tax benefit recorded; in 1994 approximately $0.4 million foreign income tax benefit was recorded due to the utilization of net loss carryforwards. The tax benefit for the 1992 fiscal year, $0.5 million, was attributable principally to restructuring charges that were carried back to offset taxable income of prior years.

EMPLOYMENT  Worldwide employment of the Company totaled 593, 619, 686 and 748
----------
at December 31, 1994, 1993, 1992 and July 31, 1992, respectively. The declines in employment at December 31, 1994, 1993 and 1992 are primarily the result of the restructuring activities mentioned previously. Sales per employee approximated $140,000; $126,000; $124,000 (annualized) and $112,000 during the twelve months ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the twelve months ended July 31, 1992, respectively.

STOCKHOLDERS' EQUITY  The Company paid dividends totaling $281,000, $280,000,
--------------------
$279,000 and $1,113,000 during the twelve months ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the twelve months ended July 31, 1992, respectively. This represents 4, 4, 4 and 16 cents per share during the respective periods as the Company reduced its payout from the 1992 fiscal year period to conserve cash in light of the restructuring activities.

Stockholders' equity decreased from $45.7 million ($6.56 per share), at December 31, 1992 to $41.6 million ($5.93 per share) as of December 31, 1993 and increased to $44.8 million ($6.34 per share) as of December 31, 1994. The decrease is attributable primarily to restructuring and other special charges, unrealized exchange losses as a result of the strengthening of the dollar and payment of dividends. The increase in 1994 was attributable to the current year earnings and unrealized exchange gains, offset in part by dividend payments.

WORKING CAPITAL AND LIQUIDITY  Cash paid to reduce debt totaled $3.2 million,
-----------------------------
$3.4 million and $3.1 million during the years 1994, 1993 and the five month transition period ended December 31, 1992. The debt reduction in 1994 was offset by translation losses of $1.7 million as result of the weakening of the US dollar versus the French franc. The Company believes its current working capital position together with estimated cash flows from operations, its existing financing availability, anticipated refinancing and proceeds from asset sales are adequate for operations in the ordinary course of business, anticipated capital expenditures as well as restructuring and debt payment requirements.

The Company has a credit agreement with a U.S. bank which provides for a line of credit of up to $15 million, expiring in June 1996, secured by eligible accounts receivable, inventory and fixed assets, with interest at prime plus one percent. At December 31, 1994, amounts outstanding under the line of credit aggregated $7.6 million. Additional amounts available for borrowing under the line at that date were $1.2 million.

The Company has a line of credit with a consortium of foreign banks which, at December 31, 1993, provided for advances up to a limit of 60 million French francs (approximately $11.2 million) with interest at 1% above PIBOR (Paris Interbank Offered Rate), collateralized by eligible receivables. During the third quarter of 1994 the Company renewed this line of credit with a reduced advance limit of 25 million French francs ($4.7 million) for a period of seven months to March 31, 1995, all other terms and conditions remaining the same. Borrowings outstanding under this agreement were 13.0 million French francs (approximately $2.4 million) at December 31, 1994. Additional amounts available for borrowing under the line at that date were 12.0 million French francs (approximately $2.3 million). The Company anticipates that this line will be renewed for one year under essentially the same terms and conditions.

The Company has term notes with the same consortium of foreign banks which, at December 31, 1994 totaled 37.5 million French francs (approximately $7.0 million) with interest at 1.6% above PIBOR, secured generally by assets of the Company's wholly-owned subsidiary, Micro-Controle. Payments are in three annual installments commencing in October 1995. During 1994, the Company repaid the consortium 22.5 million French francs.

Capitalized lease obligations, payable in varying installments to 1999, of 16.1 million French francs (approximately $3.0 million) at December 31, 1994 relate to real estate and equipment.

CAPITAL EXPENDITURES    Net capital expenditures for plant improvements and
--------------------
new equipment, excluding funds used to acquire Micro-Controle and its former subsidiaries, aggregated $1.6 million, $1.6 million, $2.4 million and $4.4 million for the years ended December 31, 1994 and 1993, the five-month transition period ended December 31, 1992 and the year ended July 31, 1992, respectively. The Company does not anticipate significant increases in net capital expenditures in 1995 compared to 1994.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------ -------------------------------------------

  Consolidated financial statements of the Company at December 31, 1994 and 1993 and for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992, the report of independent auditors thereon and the Company's unaudited quarterly financial data for the twenty-four month period ended December 31, 1994 are referenced in Item 14 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------ ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  Not applicable.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------- --------------------------------------------------

    The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1994 in connection with its June 7, 1995, Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION
------- ----------------------

    The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1994 in connection with its June 7, 1995, Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------- --------------------------------------------------------------

    The information required hereunder is incorporated by reference from the Company's Proxy Statement to be filed within 120 days of December 31, 1994 in connection with its June 7, 1995, Annual Meeting of Stockholders.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------- ----------------------------------------------

    There were no relationships or transactions required to be reported under
Item 404 of Regulation S-K.


                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------- ---------------------------------------------------------------

(a)  1. Financial Statements and Financial Statement Schedules
     ---------------------------------------------------------

     Report of Independent Auditors                                  15

     FINANCIAL STATEMENTS:
     --------------------
     Consolidated statement of operations for the years ended
       December 31, 1994 and 1993, the five months ended
       December 31, 1992 and the year ended July 31, 1992            16

     Consolidated balance sheet at December 31, 1994 and 1993        17

     Consolidated statement of cash flows for the years ended
       December 31, 1994 and 1993, the five months ended
       December 31, 1992 and the year ended July 31, 1992            18

     Consolidated statement of stockholders' equity for the years ended December 31, 1994 and 1993, the five months
       ended December 31, 1992 and the year ended July 31, 1992      19

     Notes to consolidated financial statements                    20 - 30

     FINANCIAL STATEMENT SCHEDULES:
     -----------------------------
        II - Consolidated valuation accounts                         31

    All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

2. Exhibits
-----------

   The exhibits set forth below are filed as part of this Annual Report:

   Exhibit 3.1 Restated Articles of Incorporation of Newport Corporation, a Nevada corporation, as amended to date (incorporated by reference to exhibit in the Company's 1987 Proxy Statement).

   Exhibit 3.2 Restated Bylaws of Newport Corporation, a Nevada corporation, as amended to date (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended July 31, 1992).

   Exhibit 10.1 Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1992).

   Exhibit 10.3 1992 Stock Incentive Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).

   Exhibit 10.4 Loan and Security Agreement dated June 23, 1993, with exhibits and Promissory Note (incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended June 30, 1993).

   Exhibit 10.5 Acquisition of subsidiaries of Micro-Controle S.A., with exhibits (incorporated by reference to Form 8-K filed June 28, 1991, and amended July 23, 1992).

   Exhibit 10.6 Acquisition of Micro-Controle S.A., with exhibits (incorporated by reference to Form 8-K filed September 18, 1991, and amended July 23, 1992).

   Exhibit 10.7 Form of Severance Compensation Agreement between Newport Corporation and certain Executive Officers. (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

   Exhibit 10.8 Severance Compensation Agreement dated as of April 1, 1994, between Newport Corporation, a Nevada Corporation, and Edmund K. Langley, Executive Vice President and Chief Operating Officer (incorporated by reference to Exhibit
                      10.8 of the Company's Form 10-Q for the quarter ended June 30, 1994).

   Exhibit 10.9 Addendum to the Credit Agreement Dated September 17, 1991 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 30,
                      1994).

   Exhibit 10.10 Stock Purchase Agreement dated as of February 14, 1995, among Newport Corporation as Purchaser, RAM Optical Instrumentation, Inc. and Mark G. Arenal, Harry J. Brown, The Harry & Patricia Brown Living Trust 1994, John G. Hartwell, and The John G. Hartwell Family Trust Established 1/3/90 as Sellers (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed March 15,
                      1995).

   Exhibit 21         Subsidiaries of Registrant                              32

   Exhibit 23         Consent of Independent Auditors                         33

   Exhibit 27         Financial Data Schedule (Article 5 of
                      Regulation S-X)                                         34

(b) Reports on Form 8-K
    -------------------

    The Company filed no Reports on Form 8-K during the quarter ended December 31, 1994.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION

/S/ ROBERT C. HEWITT
------------------------------------------------------------------------
Robert C. Hewitt, Vice President, Chief Financial Officer, Secretary and
  Treasurer (Chief Financial Officer)


/S/ RICHARD T. TARMEY
------------------------------------------------------------------------
Richard T. Tarmey, Vice President and Controller
  (Principal Accounting Officer)

                            Date:  March  28, 1995
                                   ---------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ R. JACK APLIN                                    March 28, 1995
------------------------------------------------------------------------
R. Jack Aplin, Member of the Board                        Date


/S/ ROBERT L. GUYETT                                 March  28, 1995
------------------------------------------------------------------------
Robert L. Guyett, Member of the Board                     Date


/S/ LOUIS B. HORWITZ                                 March  28, 1995
------------------------------------------------------------------------
Louis B. Horwitz, Member of the Board                     Date


/S/ DAN L. MCGURK                                    March 28, 1995
------------------------------------------------------------------------
Dan L. McGurk, Member of the Board                        Date


/S/ C. KUMAR N. PATEL                                March  28, 1995
------------------------------------------------------------------------
C. Kumar N. Patel, Member of the Board                    Date


/S/ RICHARD E. SCHMIDT                               March  28, 1995
------------------------------------------------------------------------
Richard E. Schmidt, Chairman of the Board                 Date
  (Principal Executive Officer)


/S/ JOHN T. SUBAK                                    March  28, 1995
------------------------------------------------------------------------
John T. Subak, Member of the Board                        Date

                        Report of Independent Auditors



The Board of Directors and Stockholders
Newport Corporation


We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                   ERNST & YOUNG LLP

Orange County, California
February 14, 1995

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except
 per share amounts)                                               Years Ended           Five Months    Year
                                                                  December 31,             Ended       Ended
                                                              -----------------------   December 31,  July 31,
                                                               1994            1993         1992       1992
                                                              ------           ------      -------    --------
Net sales                                                     $85,637         $84,147     $36,070    $ 87,801
Cost of sales                                                  47,142          47,153      20,116      49,753
                                                              -------         -------     -------    --------

Gross profit                                                   38,495          36,994      15,954      38,048
Selling, general and administrative expense                    28,900          28,306      12,930      32,076
Research and development expense                                4,650           4,773       2,365       6,049
Restructuring and other special charges                             -           6,263           -      13,795
                                                              -------         -------     -------    --------

Income (loss) from operations                                   4,945          (2,348)        659     (13,872)
Interest expense                                               (1,750)         (2,303)     (1,537)     (2,900)
Other income, net                                               1,867           1,472         915       2,027
                                                              -------         -------     -------    --------

Income (loss) before income taxes                               5,062          (3,179)         37     (14,745)
Income tax provision (benefit)                                  1,723             567         685        (505)
                                                              -------         -------     -------    --------

Net income (loss)                                             $ 3,339         $(3,746)    $  (648)   $(14,240)
                                                              =======         =======     =======    ========

Net income (loss) per share                                     $0.47          $(0.53)     $(0.09)     $(2.04)
                                                              =======         =======     =======    ========

Number of shares used to calculate
  net income (loss) per share                                   7,063           7,006       6,966       6,966
                                                              =======         =======     =======    ========

Dividends per share                                             $0.04           $0.04       $0.04       $0.16
                                                              =======         =======     =======    ========

                            See accompanying notes.

                              NEWPORT CORPORATION
                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except stated value per share)
                                                                                                      December 31,
                                                                                            --------------------------------
                                                                                             1994                      1993
                                                                                            -------                  -------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 3,010                  $ 2,494
  Marketable securities                                                                         610                    1,774
  Customer receivables, net                                                                  17,067                   15,543
  Other receivables                                                                           1,912                    1,139
  Inventories                                                                                20,294                   20,254
  Other current assets                                                                        2,579                    3,782
                                                                                            -------                  -------

     Total current assets                                                                    45,472                   44,986
Assets held for sale                                                                             --                      372
Investments, notes receivable and other assets                                                4,412                    5,088
Property, plant and equipment, at cost, net                                                  22,724                   23,446
Goodwill, net                                                                                 8,846                    8,852
                                                                                            -------                  -------
                                                                                            $81,454                  $82,744
                                                                                            =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                          $ 5,026                  $ 3,686
  Accrued payroll and related expenses                                                        4,086                    2,951
  Taxes based on income                                                                       1,398                       --
  Accrued restructuring liabilities, net                                                      2,364                    5,561
  Current portion of long-term debt                                                          10,067                    6,681
  Other accrued liabilities                                                                   2,335                    3,950
                                                                                            -------                  -------

    Total current liabilities                                                                25,276                   22,829
Deferred taxes                                                                                  267                    2,299
Notes payable to banks-long term                                                             11,117                   16,005
Commitments (Note 11)

Stockholders' equity:
  Common stock, $.35 stated value, 20 million shares authorized;
    7,062,000 shares issued and outstanding at December 31, 1994;
    7,021,000 shares at December 31, 1993                                                     2,472                    2,457
  Capital in excess of stated value                                                           6,093                    5,876
  Unamortized deferred compensation                                                            (251)                    (174)
  Unrealized gain on marketable securities                                                      343                      979
  Unrealized translation loss                                                                (2,778)                  (3,384)
  Retained earnings                                                                          38,915                   35,857
                                                                                            -------                  -------

Total stockholders' equity                                                                   44,794                   41,611
                                                                                            -------                  -------
                                                                                            $81,454                  $82,744
                                                                                            =======                  =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
                                                                          Years Ended            Five Months     Year
                                                                          December 31,              Ended        Ended
                                                                -----------------------------    December 31,   July 31,
                                                                     1994            1993            1992         1992
                                                                --------------   -------------   ------------   ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $ 3,339         $(3,746)       $  (648)   $(14,240)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                       4,551           5,574          2,351       6,514
    Net gains from sales of investments                                (1,685)         (1,260)          (217)       (926)
    Increase in provision for losses on
      receivables, inventories and investments                          1,129           1,366          1,137         125
    Decrease in deferred income taxes                                  (1,138)             --             --          --
    Realized foreign currency (gains) losses, net                        (175)            158            245        (647)
    Restructuring and other special charges                                --           6,263             --      13,795
    Other non cash (income) loss                                           79              --            (53)       (132)
  Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                  (1,516)          1,755          4,538        (963)
   (Increase) decrease in inventories                                     (29)          2,228          1,922      (1,405)
   (Increase) decrease in other current assets                           (514)            174           (930)        465
   Decrease in accounts payable and
    other accrued expenses                                             (3,334)         (7,279)        (5,515)     (8,943)
   Increase (decrease) in taxes based on income                         2,357            (102)           265        (980)
  Other, net                                                              212          (2,185)          (482)     (1,316)
                                                                      -------         -------        -------    --------
Net cash provided by (used in) operating activities                     3,276           2,946          2,613      (8,653)
                                                                      -------         -------        -------    --------

INVESTING ACTIVITIES:
  Proceeds from sales of investments
      and marketable securities                                         2,205           1,386          3,456       8,187
  Purchases of property, plant and equipment                           (2,079)         (2,015)        (3,148)     (4,446)
  Disposition of property, plant and equipment                            434             454            784          --
  Investment in Micro-Controle S.A.                                        --              --             --      (8,629)
  Other, net                                                               87              97             --         (23)
                                                                      -------         -------        -------    --------
Net cash provided by (used in) investing activities                       647             (78)         1,092      (4,911)
                                                                      -------         -------        -------    --------

FINANCING ACTIVITIES:
  Proceeds from short-term borrowings, net                              2,201              --             --       7,353
  Repayment of long-term borrowings, net                               (5,394)         (3,455)        (3,091)     (1,026)
  Cash dividends paid                                                    (281)           (280)          (279)     (1,113)
  Proceeds from common stock under
      employee agreements for cash                                         99              91             --           3
                                                                      -------         -------        -------    --------

Net cash provided by (used in)
     financing activities                                              (3,375)         (3,644)        (3,370)      5,217
                                                                      -------         -------        -------    --------

Effect of foreign exchange rate changes on cash                           (32)           (119)          (305)        381
                                                                      -------         -------        -------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          516            (895)            30      (7,966)
Cash and cash equivalents at beginning of period                        2,494           3,389          3,359      11,325
                                                                      -------         -------        -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 3,010         $ 2,494        $ 3,389    $  3,359
                                                                      =======         =======        =======    ========

                            See accompanying notes.

                              NEWPORT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Amounts in thousands, except
share and per share amounts)


                                                                                  Unrealized
                                                   Capital in      Unamortized      gain on      Unrealized
                                    Common          excess of       deferred      marketable    translation    Retained
                                    stock         stated value    compensation    securities        loss       earnings      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1991            $2,438           $5,584           $   0         $   0         $  (359)     $ 56,163    $ 63,826
------------------------
Cash dividends
  ($0.16 per share)                      -                -               -             -               -        (1,113)     (1,113)
Issuance of common stock
  under employee agreements
  for cash (407 shares)                  -                3               -             -               -             -           3
Net loss                                 -                -               -             -               -       (14,240)    (14,240)
Unrealized translation loss              -                -               -             -          (1,661)            -      (1,661)
------------------------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1992             2,438            5,587               0             0          (2,020)       40,810      46,815
------------------------
Cash dividends
  ($0.04 per share)                      -                -               -             -               -          (279)       (279)
Net loss                                 -                -               -             -               -          (648)       (648)
Unrealized translation loss              -                -               -             -            (161)            -        (161)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992         2,438            5,587               0             0          (2,181)       39,883      45,727
----------------------------
Cash dividends
  ($0.04 per share)                      -                -               -             -               -          (280)       (280)
Issuance of common stock
  under employee agreements
  for cash (13,750 shares)               6               85               -             -               -             -          91
Grants of restricted
  stock (37,000 shares)                 13              204            (217)            -               -             -           0
Amortization of deferred
  compensation                           -                -              43             -               -             -          43
Unrealized gain on marketable
  equity securities, net of
  income taxes                           -                -               -           979               -             -         979
Net loss                                 -                -               -             -               -        (3,746)     (3,746)
Unrealized translation loss              -                -               -             -          (1,203)            -      (1,203)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993         2,457            5,876            (174)          979          (3,384)       35,857      41,611
----------------------------
Cash dividends
  ($0.04 per share)                      -                -               -             -               -          (281)       (281)
Issuance of common stock
  under employee agreements
  for cash (16,750 shares)               7               92               -             -               -             -          99
Grants of restricted
  stock (32,000 shares)                 11              169            (180)            -               -             -           0
Forfeiture of restricted
  stock grants (8,000 shares)           (3)             (44)             47             -               -             -           0
Amortization of deferred
  compensation                           -                -              56             -               -             -          56
Reduction in unrealized gain on
  marketable equity securities,
  net of income taxes                    -                -               -          (636)              -             -        (636)
Net income                               -                -               -             -               -         3,339       3,339
Unrealized translation gain              -                -               -             -             606             -         606
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994         2,472           $6,093           $(251)        $ 343         $(2,778)     $ 38,915    $ 44,794
====================================================================================================================================

                            See accompanying notes.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation   The accompanying financial statements consolidate the
         accounts of the Company and its wholly owned subsidiaries. Effective August 1, 1991 the accounts of the Company's subsidiaries in Europe and Japan have been consolidated using a one-month lag. This accounting change for the European and Japanese sales subsidiaries resulted in a one-time sales reduction aggregating $1.5 million for the year ended July 31, 1992. The impact on 1992's loss before taxes and net loss was not material. The Company changed, by resolution of its board of directors, its fiscal year from July 31 to December 31, effective December 31, 1992. Management has determined that it is not practical or cost effective to recast prior year results to the new fiscal year because required information cannot reasonably be reconstructed. The results of operations of the former non-French subsidiaries of Micro-Controle S.A. (Micro-Controle) have been included effective July 1, 1991, whereas the results of operations of Micro-Controle have been included effective October 1, 1991 (Note 3). All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation. The $2 million carrying value of the Company's facility in Garden City, New York that was held for sale at December 31, 1993, has been reclassified to property, plant and equipment since the Company no longer intends to sell it. In March 1995, the Company entered into a long-term agreement to lease this facility.

         Sales  A sale is recorded when title passes to customers.

         Income taxes The Company recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

         Depreciation and amortization The cost of buildings, machinery and equipment and leasehold improvements is depreciated generally using an accelerated method based on a declining balance formula over estimated useful lives ranging from three to thirty one and one-half years. Leasehold improvements are generally amortized over the term of the lease.

         Net income (loss) per share Net income (loss) per share is based on the weighted average number of shares of common stock, and for periods with income, the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods.

         Goodwill Goodwill is amortized on a straight line basis over its estimated useful life of twenty years. At December 31, 1994, accumulated amortization aggregated $1.7 million. Annually the Company compares the undiscounted estimated future cash flows from Micro-Controle over a ten-year period to the unamortized balance of goodwill to determine whether any impairment exists.

         Investments In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" (Note 9). As permitted under this statement, the Company elected to adopt the provisions of the new standard as of December 31, 1993. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of December 31, 1993, of adopting SFAS 115 increased shareholders' equity and working capital by $1.0 million (net of $0.6 million in deferred income taxes) to reflect the net unrealized gain on securities classified as available-for-sale previously carried at the lower of cost or market.

         Foreign currency Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Stockholders' Equity.

              The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

              The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $0.1 million at December 31, 1994.

NOTE 2   RESTRUCTURING

         In response to the continued low level of sales experienced in Europe, the Company recorded for the quarter ended December 31, 1993, restructuring and other special charges totaling $6.3 million ($5.1 million after taxes, $0.73 per share) aimed primarily at its European operations. These charges included $3.3 million to revalue surplus real estate in the US and Europe, $2.2 million for severance and related costs for approximately 50 employees to be terminated and $0.8 million for equipment relocation costs, facility carrying costs and selling expenses associated with the real estate. Non-cash items totaled $3.3 million for revaluing the real estate. Cash items totaled $3.0 million of which $1.3 million has been incurred during the twelve months ended December 31, 1994 primarily for severance and other related payroll liabilities for 34 employees and costs to close facilities. It is expected that the balance, $1.7 million, will be used primarily to close facilities and will be substantially incurred by December 31, 1995.

             The Company anticipates that the restructuring program will reduce costs and expenses by approximately $2 million annually beginning in 1995 and believes this restructuring program will align the Company's costs with anticipated revenues. However, if sales in domestic or international markets decline, further actions may be necessary. Long-term improvement in profitability is dependent upon a strengthening of domestic and international markets and the successful implementation of revenue growth strategies.

              For the quarter ended April 30, 1992, the Company recorded restructuring charges which resulted in a $13.8 million pre-tax charge to operations and $7.1 million accounted for as an increase of the goodwill associated with the acquisition of Micro-Controle. Cash items totaled $12.0 million and non-cash items accounted for $8.9 million. During the twelve months ended December 31, 1994, cash charges amounted to $0.5 million for severance and other payroll related liabilities, $0.3 million representing lease payments and $1.1 million for costs to close facilities. For the twenty months ended December 31, 1993, the Company charged against this reserve $4.7 million representing severance and other payroll related liabilities, $1.7 million representing lease payments on abandoned facilities and $3.0 million representing costs to close facilities. It is expected that the $0.7 million balance, principally for severance and costs to close facilities, will be spent during the first half of 1995.



NOTE 3   ACQUISITION OF THE MICRO-POSITIONING BUSINESS OF MICRO-CONTROLE

         In June 1991, the Company acquired the stock of several non-French subsidiaries of Micro-Controle, a privately-held company with headquarters in Evry, France, in the first step of a two-step acquisition of Micro-Controle's micro-positioning business. The Company completed the acquisition of the micro-positioning business of Micro-Controle in September 1991, for $43.0 million cash, financed through $23.9 million in debt and $19.1 million cash, and assumption of $16.0 million of existing liabilities. The acquisition has been accounted for as a purchase. The purchase price allocation for the acquisition resulted in costs in excess of net assets acquired (goodwill) of $11.3 million including the impact of the 1992 restructuring.

NOTE 4   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash-on-hand, short-term certificates of deposit and other securities readily convertible to cash.

NOTE 5   CUSTOMER RECEIVABLES

         Customer receivables consist of the following:

         (In thousands)
                                                              December 31,
                                                        -----------------------
                                                         1994            1993
                                                        -------         -------
         Customer receivables                           $17,527         $16,260
         Less allowance for doubtful accounts               460             717
                                                        -------         -------
                                                        $17,067         $15,543
                                                        =======         =======

         The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

NOTE 6   INVENTORIES

         Inventories are stated at cost, determined on either a first-in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

              Inventories consist of the following:

         (In thousands)
                                                            December 31,
                                                        -------------------
                                                          1994        1993
                                                        -------------------
         Raw materials and purchased parts              $ 6,223     $ 5,377
         Work in process                                  3,536       3,069
         Finished goods                                  10,535      11,808
                                                        -------     -------
                                                        $20,294     $20,254
                                                        =======     =======

NOTE 7   INCOME TAXES

         The provision (benefit) for taxes based on income (loss) consists of the following:

         (In thousands)
                                     Years Ended     Five Months   Year
                                     December 31,       Ended      Ended
                                   ----------------  December 31, July 31,
                                     1994     1993       1992      1992
                                   -------    -----    -------    -------
         Current:
          Federal                  $ 2,678    $ 578    $    31    $   (55)
          State                        (17)       3         12         65
          Foreign                      200       (7)       (20)       (59)

         Net deferred:
          Federal                   (1,123)    (362)       469       (326)
          State                        (15)     355        193       (130)
                                   -------    -----    -------    -------
                                   $ 1,723    $ 567    $   685    $  (505)
                                   =======    =====    =======    =======

            The provision (benefit) for taxes based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

       (In thousands)
                                                                            Years Ended           Five Months   Year
                                                                            December 31,             Ended      Ended
                                                                      ----------------------      December 31, July 31,
                                                                       1994            1993           1992       1992
                                                                      -------        -------          -----     -------
       Income tax provision (benefit) at statutory rate               $1,721         $(1,113)         $  13     $(5,013)
       Increase (decrease) in taxes resulting from:
         Foreign losses not currently benefited                         (359)          1,508            600       4,604
         Non deductible goodwill amortization                            182             174             74         101
         State income taxes, net of federal income tax benefit           (22)            236            135         (43)
         Foreign Sales Corporation income                                (79)            (14)           (49)        (24)
         Other, net                                                      280            (224)           (88)       (130)
                                                                      ------         -------          -----     -------
                                                                      $1,723         $   567          $ 685     $  (505)
                                                                      ======         =======          =====     =======

           Deferred tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes; such amounts are measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

           Temporary differences and net operating loss carryforwards which give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

       (In thousands)
                                                                           December 31,
                                                                      -----------------------
                                                                       1994            1993
                                                                      -------         -------
       Deferred tax assets:
         Foreign net operating loss carryforwards                     $ 6,261         $ 8,211
         Accrued restructuring liabilities                              1,871           2,001
         Accruals not currently deductible for tax purposes               846             751
         Other                                                            142             331
         Valuation allowance                                           (7,046)         (9,479)
                                                                      -------         -------
           Total deferred tax asset                                     2,074           1,815
       Deferred tax liabilities:
         Accelerated depreciation methods used for tax purposes         1,018           1,283
         Unrealized gain on marketable securities                         228             652
         Other                                                            402           1,016
                                                                      -------         -------
           Total deferred tax liability                                 1,648           2,951
                                                                      -------         -------
       Net deferred tax asset (liability)                             $   426         $(1,136)
                                                                      =======         =======

            The Company has foreign net operating loss carryforwards totaling approximately $18.3 million at December 31, 1994, of which approximately $0.3 million expires at various dates through 1996, $11.6 million expires in 1997, and the balance expires thereafter. Approximately $3.2 million of the valuation allowance will be allocated to reduce goodwill when realized.

            Income taxes paid, net of refunds, for the twelve months ended December 31, 1994, December 31, 1993, five months ended December 31, 1992, and twelve months ended July 31, 1992, totaled $0.2 million, $0.8 million, $0.4 million, and $1.1 million, respectively.

NOTE 8   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, including capitalized lease assets, consist of the following:

         (In thousands)
                                              December 31,
                                         ---------------------
                                          1994          1993
                                         -------       -------
         Land                            $ 2,115       $ 1,956
         Buildings                        12,671        11,370
         Leasehold improvements            7,157         6,655
         Machinery and equipment          18,624        17,671
         Office equipment                  7,472         7,103
                                         -------       -------
                                          48,039        44,755
         Less accumulated depreciation    25,315        21,309
                                         -------       -------
                                         $22,724       $23,446
                                         =======       =======

NOTE 9   INVESTMENTS,  NOTES RECEIVABLE AND OTHER ASSETS

         Investments, notes receivable and other assets consist of the following:

         (In thousands)
                                                               December 31,
                                                         ----------------------
                                                          1994            1993
                                                         -------         ------
         Marketable investments available-for-sale        $  610         $1,774
         Nonmarketable investments                         3,840          4,468
         Notes receivable                                     97            184
         Other assets                                        475            436
                                                          ------         ------
                                                           5,022          6,862
         Less current portion                                610          1,774
                                                          ------         ------
                                                          $4,412         $5,088
                                                          ======         ======

         Marketable investments available-for-sale at December 31, 1994 and 1993 consist of shares of common stocks of publicly traded companies. They are stated at fair market value at December 31, 1994 and 1993, which resulted in gross unrealized gains of $0.5 million and $1.6 million, respectively. The excess of fair market value over cost (net of deferred income taxes of $0.2 million and $0.6 million at December 31, 1994 and 1993, respectively) is included as a separate component of Stockholders' Equity. Gross proceeds resulting from the sale of these securities were $1.2 million and $1.4 million for the twelve months ended December 31, 1994 and 1993, respectively. Realized gains and losses on sale of these securities are based on the difference between the selling price and historical cost. Realized gains of $1.1 million and $1.3 million are reflected as other income for the twelve months ended December 31, 1994 and 1993, respectively.

              Nonmarketable investments consist primarily of investments in private companies, including a 25% interest in a US supplier and a 29% interest in a company active in laser and electro-optical technology, stated at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. The Company made purchases of approximately $3.8 million, $4.2 million, $1.3 million and $3.4 million from that supplier during the twelve months ended December 31, 1994 and 1993, five months ended December 31, 1992 and twelve months ended July 31, 1992. Notes receivable are carried at lower of amortized cost or net realizable value. Other assets consist primarily of patents and license agreements.

NOTE 10  NOTES PAYABLE TO BANKS

         Outstanding notes payable to banks consists of the following:

         (Dollar amounts in thousands)
                                                                                              December 31,
                                                                                         ----------------------
                                                                                           1994           1993
                                                                                         -------        -------
         Credit agreements:
           PIBOR + 1%, maturing March 31, 1995, payable in French francs                 $ 2,434        $   884
           Prime + 1%, maturing June 1996                                                  6,378          3,193
         Term notes:
           PIBOR + 1.6%, maturing in annual installments
             beginning October 1994, payable in French francs                              7,024         10,154
           Prime + 1%, maturing June 1996                                                  1,185          1,783
         Mortgages payable:
           LIBOR + 2.0%, repaid July 1994                                                     --          2,000
           Various (9.2% to 12.75%), maturing from 1995 to 1999,
             payable in French francs                                                      1,148          1,698
         Capitalized lease obligations, payable in varying installments to 1999,
            in French francs                                                               3,015          2,974
                                                                                         -------        -------
                                                                                          21,184         22,686
         Less current portion                                                             10,067          6,681
                                                                                         -------        -------
                                                                                         $11,117        $16,005
                                                                                         =======        =======

         The Company has a credit agreement with a US bank which provides for a line of credit of up to $15 million, expiring in June 1996, secured by eligible accounts receivable, inventory and fixed assets, with interest at prime plus one percent. The line has an annual facility fee of 0.5 percent and an unused line fee of 0.25 percent of the first $5 million of unused credit and 0.5 percent of any unused credit in excess of $5 million. At December 31, 1994, amounts outstanding under the line of credit aggregated $7.6 million and amounts available for borrowing under the line totaled $1.2 million. The prime rate was 8.5% at December 31, 1994. The weighted average interest rate for the years ended December 31, 1994 and 1993 was 10.2% and 9.7%, respectively.

                The Company has a line of credit with a consortium of foreign banks which, at December 31, 1993, provided for advances up to a limit of 60 million French francs (approximately $11.2 million) with interest at 1% above PIBOR (Paris Interbank Offered Rate), collateralized by eligible receivables. During the third quarter of 1994 the Company renewed this line of credit with a reduced advance limit of 25 million French francs ($4.7 million) for a period of seven months to March 31, 1995, all other terms and conditions remaining the same. Borrowings outstanding under this agreement were 13.0 million French francs (approximately $2.4 million) at December 31, 1994. Additional amounts available for borrowing under the line at that date were 12.0 million French francs (approximately $2.3 million). The Company anticipates that this line will be renewed for one year under essentially the same terms and conditions. The six-month PIBOR was 6.3% at December 31, 1994. The weighted average interest rate for the years ended December 31, 1994 and 1993, respectively, was 7.6% and 9.2%.

                 The Company has term notes with the same consortium of foreign banks which, at December 31, 1994, totaled 37.5 million French francs (approximately $7.0 million) with interest at 1.6% above PIBOR, secured generally by assets of Micro-Controle. Repayment is in three remaining annual installments commencing in October 1995.

                 Capitalized lease obligations of 16.1 million French francs (approximately $3.0 million) relate to real estate and equipment.

         Anticipated annual payments are as follows:

         (In thousands)                  Capitalized    Borrowings,
                                            Lease      Mortgages and
         For years ending December 31,   Obligations    Term Notes
                                         -----------   -------------
         1995                               $  499         $ 5,800
         1996                                  477           9,663
         1997                                  480           2,459
         1998                                  484             129
         1999                                  488             118
         Thereafter                          1,860               -
                                            ------         -------
                                             4,288         $18,169
                                                           =======
         Less interest                       1,273
                                            ------
                                            $3,015
                                            ======

              The Company believes its current working capital position together with estimated cash flows from operations, its existing financing availability and anticipated refinancing and proceeds from asset sales are adequate for operations in the ordinary course of business, anticipated capital expenditures as well as restructuring and debt payment requirements.

              Interest paid during the twelve months ended December 31, 1994 and 1993, five months ended December 31, 1992, and twelve months ended July 31, 1992, totaled $1.5 million, $2.4 million, $1.6 million, and $2.6 million, respectively.

NOTE 11  COMMITMENTS

         The Company leases certain of its manufacturing and office facilities and equipment under non cancelable operating leases. Minimum rental commitments under terms of these leases are as follows:

         For years ending December 31, (In thousands)
         1995                                                 $ 2,327
         1996                                                   2,161
         1997                                                   2,042
         1998                                                   1,831
         1999                                                   1,739
         Thereafter                                            11,902

              The principal lease expires in 2007. Future sublease income is estimated at $0.4 million. Rental expense under all leases totaled $2.5 million, $2.3 million, $.8 million, and $1.8 million, for the twelve months ended December 31, 1994 and 1993, five months ended December 31, 1992, and twelve months ended July 31, 1992, respectively.

NOTE 12  STOCK OPTION PLANS

         The Company adopted a stock option/restricted stock plan in 1992 to replace the Company's then existing option plans. The stockholders approved this plan at the annual meeting held on December 1, 1992. The number of shares available for issuance as either stock options or restricted stock increases on the last day of each fiscal year by an amount equal to 2% of the then outstanding shares. Options have been granted to directors, officers and key employees at a price not less than fair market value at the dates of grants. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of stated value. The fair market value of restricted stock at date of grant is amortized to income over the vesting period of six years.

              The following table summarizes option plan and restricted stock activity for the years ended December 31, 1994 and 1993:

                                                       Restricted
                                                          Stock       Options        Total
                                                       -----------   ----------   -----------
         Amounts outstanding at December 31, 1992              --    1,048,375     1,048,375
         Granted                                           37,000       45,000        82,000
         Exercised                                             --      (13,750)      (13,750)
         Canceled                                              --     (108,725)     (108,725)
                                                         --------    ---------    ----------
         Amounts outstanding at December 31, 1993          37,000      970,900     1,007,900
         Granted                                           32,000      181,470       213,470
         Exercised                                        (10,250)     (16,750)      (27,000)
         Canceled                                          (8,000)    (132,864)     (140,864)
                                                         --------    ---------    ----------
         Amounts outstanding at December 31, 1994          50,750    1,002,756     1,053,506
                                                         ========    =========    ==========

         At December 31, 1994:
         Exercise prices of outstanding options                         $5.000   to   $9.625
         Shares available for future grants                                          568,973
         Options exercisable                                                         658,418

                Subject to approval by the Company's stockholders, the Company's Employee Stock Purchase Plan (the "Purchase Plan"), was adopted by the Board of Directors on November 15, 1994 to be effective for ten years starting January 1, 1995. The Purchase Plan authorizes the Company to issue and reserve for the Purchase Plan, or purchase up to an aggregate of 250,000 shares of common stock in open market transactions for the benefit of participating employees during the term of the Purchase Plan. The primary purpose of the Purchase Plan is to provide employees of the Company and selected subsidiaries with an opportunity to purchase common stock through payroll deductions and to increase their proprietary interest in the Company. Shares of common stock covered by the Purchase Plan will either be issued by the Company pursuant to the Purchase Plan or purchased in open market transactions.

NOTE 13  OTHER INCOME

         Other income consisted of the following:

         (In thousands)

                                                                       Years Ended              Five Months      Year
                                                                       December 31,                Ended         Ended
                                                                   ----------------------       December 31,    July 31,
                                                                    1994            1993            1992         1992
                                                                   ------          ------           -----       -------
         Interest and dividend income                              $  143          $  229           $ 258        $  808
         Realized foreign currency gains (losses), net                175            (158)           (245)          647
         Gains on sale of investments                               1,404           1,260             217           926
         Sale of technology                                            --              --             501            --
         Other                                                        145             141             184          (354)
                                                                   ------          ------           -----        ------
                                                                   $1,867          $1,472           $ 915        $2,027
                                                                   ======          ======           =====        ======

NOTE 14  BUSINESS SEGMENT INFORMATION

         The Company operates in one business segment. It designs, manufactures and markets on a worldwide basis precision equipment for scientists and engineers who develop and apply technology involving lasers, optics and integrated motion control. The Company designs and manufactures a broad line of vibration isolation systems, electronic and optical instruments and precision mechanical, electronic and optical components and systems. These products are used predominately in research laboratories and test and measurement applications for industrial, government and university customers, domestically and internationally.

              Information concerning the Company's operations by geographic segment is as follows:

         (In thousands)
                                                                                    Years Ended             Five Months   Year
                                                                                    December 31,               Ended      Ended
                                                                              ------------------------      December 31, July 31,
                                                                                1994           1993             1992       1992
                                                                              --------       ---------        --------   --------
         Sales to unaffiliated customers:
         United States                                                        $ 50,647        $ 46,043         $19,945    $ 50,540
         Europe                                                                 30,926          32,595          14,538      33,734
         Other areas                                                             4,064           5,509           1,587       3,527
                                                                              --------        --------         -------    --------
                                                                              $ 85,637        $ 84,147         $36,070    $ 87,801
                                                                              --------        --------         -------    --------

         Sales between geographic areas (based on invoiced prices):
         United States                                                        $  7,784        $  8,951         $ 3,211    $  8,751
         Europe                                                                  9,095           8,251           3,103       4,294
         Intercompany eliminations                                             (16,879)        (17,202)         (6,314)    (13,045)
                                                                              --------        --------         -------    --------
                                                                              $     --        $     --         $    --    $     --
                                                                              --------        --------         -------    --------

         Income (loss) before taxes:
         United States                                                        $  4,358        $  1,571         $ 2,178    $   (690)
         Europe                                                                    (80)         (5,229)         (1,803)    (13,845)
         Other areas                                                               493             282            (180)        (19)
         Intercompany eliminations                                                 291             197            (158)       (191)
                                                                              --------        --------         -------    --------
                                                                              $  5,062        $ (3,179)        $    37    $(14,745)
                                                                              ========        ========         =======    ========

         Assets:
         United States                                                        $ 87,929        $ 83,659
         Europe                                                                 48,516          50,577
         Other areas                                                               720           2,145
         Intercompany eliminations                                             (55,711)        (53,637)
                                                                              --------        --------
                                                                              $ 81,454        $ 82,744
                                                                              ========        ========

              The Company's manufacturing facilities are located in the United States and France. United States revenues include exports to unaffiliated customers totaling $8.2 million, $5.7 million, $2.2 million, and $6.2 million, for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992, and the year ended July 31, 1992, respectively.

NOTE 15  DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution plan. Generally, all US employees are eligible to participate and contribute in this plan. Contributions to the plan are determined based on a percentage of contributing employees' compensation. During September 1992 the plan was amended to provide for an increase in the Company's contribution rate.

             Expense recognized for the plan totaled $0.6 million, $0.6 million, $0.3 million, and $0.5 million for the years ended December 31, 1994 and 1993, the five months ended December 31, 1992, and the year ended July 31, 1992, respectively.

NOTE 16  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

            (In thousands, except per share amounts)
                                                                Net     Net Income Dividends  High      Low
                                       Net        Gross        Income    (Loss) Per   Per     Share     Share
                                      Sales       Profit       (Loss)       Share    Share    Price     Price
                                    ----------   ---------   -----------   -------   -----   -------   -------
         Three months ended
            DECEMBER 31, 1994          $22,715     $10,083      $ 1,004    $ 0.14       --   $8 1/8    $6 7/8
            SEPTEMBER 30, 1994          20,992       9,602          743      0.11     0.02    8 1/4     5 7/8
            JUNE 30, 1994               21,809       9,864          987      0.14       --    6 1/4     5 1/4
            MARCH 31, 1994              20,121       8,946          605      0.09     0.02    6         5

            December 31, 1993           19,878       9,250       (4,682)    (0.67)      --    8         4 7/8
            September 30, 1993          19,067       7,991          417      0.06     0.02    7 7/8     5 1/2
            June 30, 1993               23,174      10,273          371      0.05       --    6 3/4     5
            March 31, 1993              22,028       9,480          148      0.02     0.02    6 3/4     5 1/8

         Net income (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income (loss) per share reported for the year.

NOTE 17  SUBSEQUENT EVENT (UNAUDITED):

         On February 28, 1995, the Company acquired all the outstanding capital stock of Ram Optical Instrumentation, Inc. (ROI) in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase 3,500 ROI common shares was exchanged for an option to purchase 72,975 Newport common shares. ROI, a manufacturer of video inspection systems, will become a wholly-owned subsidiary of Newport. The fiscal year of ROI will be changed from March 31 to December 31 to conform to the Company's fiscal year-end. The transaction will be accounted for as a pooling of interests. Supplemental unaudited earnings statement information assuming the acquisition had occurred on August 1, 1991, is as follows:

         (In thousands except
         per share amounts)
                                                                          Years Ended         Five Months   Year
                                                                          December 31,           Ended      Ended
                                                                    -----------------------   December 31, July 31,
                                                                     1994             1993        1992       1992
                                                                    -------         -------     -------    --------
         Net sales:
         Newport                                                    $85,637         $84,147     $36,070    $ 87,801
         ROI                                                          8,039           9,069       3,125       6,746
                                                                    -------         -------     -------    --------
         Total                                                      $93,676         $93,216     $39,195    $ 94,547
                                                                    =======         =======     =======    ========

         Gross profit:
         Newport                                                    $38,495         $36,994     $15,954    $ 38,048
         ROI                                                          3,704           4,633       1,438       3,279
                                                                    -------         -------     -------    --------
         Total                                                      $42,199         $41,627     $17,392    $ 41,327
                                                                    =======         =======     =======    ========

         Income (loss) before taxes:
         Newport                                                    $ 5,062         $(3,179)    $    37    $(14,745)
         ROI                                                           (129)            950         142         408
                                                                    -------         -------     -------    --------
         Total                                                      $ 4,933         $(2,229)    $   179    $(14,337)
                                                                    =======         =======     =======    ========

         Net income (loss):
         Newport                                                    $ 3,339         $(3,746)    $  (648)   $(14,240)
         ROI                                                            (68)            567          82         235
                                                                    -------         -------     -------    --------
         Total                                                      $ 3,271         $(3,179)    $  (566)   $(14,005)
                                                                    =======         =======     =======    ========

         Earnings (loss) per share:
         Newport                                                    $  0.40         $ (0.46)    $ (0.08)   $  (1.73)
         ROI                                                          (0.01)           0.07        0.01        0.03
                                                                    -------         -------     -------    --------
         Total                                                      $  0.39         $ (0.39)    $ (0.07)   $  (1.70)
                                                                    =======         =======     =======    ========

         Shares used in calculation:
         Number of shares of Newport common stock                     7,063           7,006       6,966       6,966
         Newly issued shares                                          1,251           1,251       1,251       1,251
         Newly issued stock options                                      27              --          --          --
                                                                    -------         -------     -------    --------
         Total                                                        8,341           8,257       8,217       8,217
                                                                    =======         =======     =======    ========

         The earnings per share have been calculated using the weighted average number of shares of common stock and, for periods with income, the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method previously reported by Newport. These are adjusted by the number of newly issued shares, and by the dilutive effect of newly issued stock options in those periods with income, also using the treasury stock method.

                              NEWPORT CORPORATION
                                  SCHEDULE II
                        CONSOLIDATED VALUATION ACCOUNTS

(In thousands)
                                                                Additions
                                      Balance at Beginning   Charged to Costs                    Other Changes    Balance at End
Description                                 of Period          and Expenses     Write Offs(1)   Add (Deduct)(2)     of Period
----------------------------          --------------------   ----------------   -------------   ---------------   --------------
Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful accounts           $  717                $    90          $  (203)         $(144)            $  460
  Reserve for inventory obsolescence         2,786                    715             (313)           192              3,380
                                            ------                -------          -------          -----             ------
    Total                                   $3,503                $   805          $  (516)         $  48             $3,840
                                            ======                =======          =======          =====             ======

Year ended December 31, 1993:
 Deducted from asset accounts:
  Allowance for doubtful accounts           $1,439                $   150          $  (786)         $ (86)            $  717
  Reserve for inventory obsolescence         2,298                  1,216             (625)          (103)             2,786
                                            ------                -------          -------          -----             ------
    Total                                   $3,737                $ 1,366          $(1,411)         $(189)            $3,503
                                            ======                =======          =======          =====             ======

Five months ended December 31, 1992:
 Deducted from asset accounts:
  Allowance for doubtful accounts           $1,297                $   120          $    39          $ (17)            $1,439
  Reserve for inventory obsolescence         1,484                  1,017                -           (203)             2,298
                                            ------                -------          -------          -----             ------
    Total                                   $2,781                $ 1,137          $    39          $(220)            $3,737
                                            ======                =======          =======          =====             ======

Year ended July 31, 1992:(3)
 Deducted from asset accounts:
  Allowance for doubtful accounts           $  692                $   113          $   412          $  80             $1,297
  Reserve for inventory obsolescence           672                    452                -            360              1,484
                                            ------                -------          -------          -----             ------
    Total                                   $1,364                $   565          $   412          $ 440             $2,781
                                            ======                =======          =======          =====             ======

(1) Amounts are net of recoveries and acquisitions.

(2) Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with FASB Statement No. 52, "Foreign Currency Translation" and certain reclassifications between balance sheet accounts.

(3) 1992 includes the effect of the acquisition of Micro-Controle effective September 18, 1991.