Form 10-Q
period 1995-03-31
NEWPORT CORP
filed 1995-05-15
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended               March 31, 1995
                                -----------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to  ______________________


                        Commission File Number     0-1649
                                                  --------



                              NEWPORT CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Nevada                                       94-0849175
- --------------------------------------------------------------------------------
     (State or other Jurisdiction                          (I.R.S.  Employer
   of incorporation or organization)                      Identification No.)


     1791 Deere Avenue, Irvine, CA                               92714
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code          (714) 863-3144
                                                            --------------


                                      N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since  last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   No _______
                                               ------


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995, was 8,545,506
                                 ---------

                              NEWPORT CORPORATION


                                     INDEX



PART I. FINANCIAL INFORMATION                                        Page Number


Item 1:  Financial Statements:

         Condensed Consolidated Statement of Operations and Condensed
           Consolidated Statement of Stockholders' Equity for the Three
           Months ended March 31, 1995 and 1994.                             3

         Condensed Consolidated Balance Sheet at March 31,
           1995 and December 31, 1994.                                       4

         Condensed Consolidated Statement of Cash Flows for
           the Three Months ended March 31, 1995 and 1994.                   5

         Notes to Condensed Consolidated Financial
           Statements                                                        6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

PART II.  OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                                    14

SIGNATURE                                                                   15

                              NEWPORT CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands except                                   Three Months Ended
per share amounts)                                          March 31,
                                                 ------------------------------
                                                    1995                1994
                                                 ----------            --------

Net sales                                          $24,316             $22,289
Cost of sales                                       13,520              12,495
                                                   -------             -------

Gross profit                                        10,796               9,794
Selling, general and administrative expense          8,313               7,489
Research and development expense                     1,661               1,436
                                                   -------             -------

Income from operations                                 822                 869
Interest expense                                      (398)               (452)
Other income, net                                      786                 131
                                                   -------             -------

Income before income taxes                           1,210                 548
Income tax provision                                   382                  16
                                                   -------             -------

Net income                                         $   828             $   532
                                                   -------             -------

Net income per share                                 $0.10               $0.06
                                                   -------             -------

Average number of shares                             8,543               8,444
                                                   -------             -------



Stockholders' equity, beginning of period          $46,651             $43,643
Net income                                             828                 532
Dividends paid                                        (141)               (140)
Unrealized translation gain                          1,161                 577
Reduction in unrealized gain on marketable
  securities                                          (135)                (85)
Unamortized deferred compensation                       21                (142)
Issuance of common shares                              396                 151
                                                   -------             -------
Stockholders' equity, end of period                $48,781             $44,536
                                                   -------             -------


                             See accompanying notes

                              NEWPORT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

(In thousands)
                                                                     March 31,    December 31,
                                                                        1995          1994
                                                                     ----------   -------------
ASSETS
Current assets:
 Cash and cash equivalents                                             $ 1,911         $ 3,014
 Marketable securities                                                     363             610
 Customer receivables, net                                              18,888          18,755
 Other receivables                                                       1,478           1,912
 Inventories                                                            21,802          21,432
 Other current assets                                                    2,493           2,600
                                                                       -------         -------

  Total current assets                                                  46,935          48,323

Investments, notes receivable and other assets                           4,410           4,441
Property, plant and equipment, at cost, net                             24,013          23,044
Goodwill, net                                                            9,467           8,846
                                                                       -------         -------

                                                                       $84,825         $84,654
                                                                       -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $ 4,827         $ 5,393
 Accrued payroll and related expenses                                    4,136           4,679
 Taxes based on income                                                   1,593           1,308
 Accrued restructuring liabilities, net                                  2,001           2,364
 Current portion of long-term debt                                       7,678          10,316
 Other accrued liabilities                                               3,138           2,544
                                                                       -------         -------

  Total current liabilities                                             23,373          26,604
Deferred taxes                                                             282             282
Notes payable to banks-long term                                        12,389          11,117

Stockholders' equity:
 Common stock, $.35 stated value, 20 million shares authorized;
  8,546,000 shares issued and outstanding currently;
  8,441,000 shares at December 31, 1994                                  2,991           2,954
 Capital in excess of stated value                                       6,130           5,771
 Unamortized deferred compensation                                        (230)           (251)
 Unrealized gain on marketable securities                                  208             343
 Unrealized translation loss                                            (1,617)         (2,778)
 Retained earnings                                                      41,299          40,612
                                                                       -------         -------

Total stockholders' equity                                              48,781          46,651
                                                                       -------         -------
                                                                       $84,825         $84,654
                                                                       -------         -------

                             See accompanying notes

                              NEWPORT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                           Three Months Ended
                                                               March 31,
                                                           ------------------
(In thousands)                                                1995       1994
                                                           -------    -------
OPERATING ACTIVITIES:
 Net income                                                $   828    $   532
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                            1,292        908
    Net gain from sales of investments                        (437)         -
    Increase in provision for losses
     on receivables and inventories                            382        272
    Increase in deferred income taxes                            -         12
    Realized foreign currency gains, net                      (299)       (11)
    Net gains from sales of equipment                           (2)       (26)
 Changes in operating assets and liabilities:
  (Increase) decrease in receivables                           978     (1,966)
  (Increase) decrease in inventories                           (61)       283
  (Increase) decrease in prepaid expenses                       44       (250)
  Increase (decrease) in accounts payable &
    other accrued expenses                                  (1,656)       903
  Increase (decrease) in accrued income taxes                  280       (919)
 Other                                                         (16)       394
                                                           -------    -------
Net cash provided by operating activities                    1,333        132
                                                           -------    -------

INVESTING ACTIVITIES:
 Proceeds from sales of investments (net)                      460          -
 Purchases of property, plant and equipment (net)             (699)      (290)
 Other                                                          57         96
                                                           -------    -------
Net cash used in investing activities                         (182)      (194)
                                                           -------    -------

FINANCING ACTIVITIES:
 Increase (decrease) in short-term borrowings, net          (3,261)       889
 Increase in long-term borrowings, net                         478         52
 Cash dividends paid                                          (141)      (140)
 Proceeds from common stock under
   employee agreements for cash                                396        151
                                                           -------    -------
Net cash provided by (used in) financing activities         (2,528)       952
                                                           -------    -------

Effect of foreign exchange rate changes on cash                274        117
                                                           -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,103)     1,007
Cash and cash equivalents at beginning of period             3,014      2,537
                                                           -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,911    $ 3,544
                                                           =======    =======

                             See accompanying notes

                              NEWPORT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)


1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been restated to reflect the acquisitions of ROI and LCI (Note 2) which have been accounted for using the pooling of interests method. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Certain reclassifications have been made to prior period amounts to conform to current
year presentation.   Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Form 10-K for the year ended December 31, 1994.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and, for periods with income, the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

2.  ACQUISITIONS

On February 28, 1995, the Company acquired all the outstanding capital stock of Ram Optical Instrumentation, Inc. (ROI) in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase 3,500 ROI common shares was exchanged for an option to purchase 72,975 Newport common shares. ROI, a manufacturer of video inspection systems, became a wholly-owned subsidiary of Newport. The fiscal year of ROI will be changed from March 31 to December 31 to conform to the Company's fiscal year-end.

On March 30, 1995, the Company acquired all the outstanding stock of Light Control Instruments, Inc. (LCI) in exchange for 128,000 shares of its common stock. LCI, a manufacturer of laser-diode instruments also became a wholly owned subsidiary of Newport.

These transactions have been accounted for as a pooling of interests. Costs associated with these acquisitions of $.1 million were charged to operations in the first quarter of 1995.

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 MARCH 31, 1995
                                  (UNAUDITED)

2.  ACQUISITIONS (CONT'D)

Net sales and net income (loss) of Newport, ROI and LCI were the following:

                         Three Months Ended
                              March 31,
                         -------------------

    (In thousands)         1995       1994
                         --------   --------

  Net sales
     Newport             $21,595    $20,121
     ROI                   2,601      2,037
     LCI                     120        131
                         -------    -------
     Combined            $24,316    $22,289
                         =======    =======

  Net income (loss)
     Newport             $   826    $   605
     ROI                      89        (68)
     LCI                     (87)        (5)
                         -------    -------
     Combined            $   828    $   532
                         =======    =======

3.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash-on-hand and short-term certificates of deposit and other securities readily convertible to cash.

4.  CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                          March 31,   December 31,
(In thousands)                              1995          1994
                                          ---------   ------------

Customer receivables                        $19,408        $19,215
Less allowance for doubtful accounts            520            460
                                            -------        -------
                                            $18,888        $18,755
                                            =======        =======

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 MARCH 31, 1995
                                  (UNAUDITED)



5. INVENTORIES

Inventories are stated at cost, determined on either  a first-in,  first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                           March 31,   December 31,
(In thousands)                               1995          1994
                                           ---------   ------------

Raw materials and purchased parts            $ 7,240        $ 7,350
Work in process                                3,816          3,541
Finished goods                                10,746         10,541
                                             -------        -------
                                             $21,802        $21,432
                                             =======        =======

6.  INVESTMENTS, NOTES RECEIVABLE AND  OTHER ASSETS

Investments, notes receivable and other assets consist of the following:

                                           March 31,   December 31,
(In thousands)                                  1995           1994
                                             -------        -------
Marketable investments                       $   363        $   610
 available-for-sale
Nonmarketable investments                      3,840          3,840
Notes receivable                                  97             97
Other assets                                     473            504
                                             -------        -------
                                               4,773          5,051
Less current portion                             363            610
                                             -------        -------
                                             $ 4,410        $ 4,441
                                             =======        =======


Marketable investments available-for-sale at March 31, 1995 and December 31, 1994 consist of shares of common stocks of publicly traded companies. They are stated at fair market value at March 31, 1995 and December 31, 1994, which resulted in gross unrealized gains of $0.3 million and $0.5 million, respectively. The excess of fair market value over cost (net of deferred income taxes of $0.1 million and $0.2 million at March 31, 1995 and December 31, 1994, respectively) is included as a separate component of Stockholders' Equity. Realized gains and losses on sale of these securities are based on the difference between the selling price and historical cost.

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

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 MARCH 31, 1995
                                  (UNAUDITED)



7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                         March 31,  December 31,
     (In thousands)                           1995         1994
                                         ---------   ----------

     Land                                  $ 2,270      $ 2,115
     Buildings                              13,545       12,671
     Leasehold improvements                  7,402        7,176
     Machinery and equipment                19,976       19,119
     Office equipment                        8,282        7,596
                                           -------      -------
                                            51,475       48,677
     Less accumulated depreciation          27,462       25,633
                                           -------      -------
                                           $24,013      $23,044
                                           =======      =======


8. NOTES PAYABLE TO BANKS

Outstanding notes payable to banks consists of the following:

                                                 March 31,    December 31,
(Dollar amounts in thousands)                         1995            1994
                                                 ---------    ------------
Credit agreements:
     PIBOR + 1%, maturing March 31,
      1996, payable in French francs               $ 3,462         $ 2,434
     Prime + 1%, maturing August 1995                  288             249
     Prime + 1%, maturing June 1996                  3,135           6,378
Term notes:
     PIBOR + 1.6%, maturing in annual
          installments beginning October 1994,
          payable in French francs                   7,806           7,024
     Prime + 1%, maturing June 1996                  1,005           1,185
Mortgages payable:
     Various (9.2% to 12.75%), maturing from
       1995 to 1999, payable in French francs        1,100           1,148

Capitalized lease obligations, payable in
  varying installments to 1999, in French francs     3,271           3,015
                                                   -------         -------
                                                    20,067          21,433
Less current portion                                 7,678          10,316
                                                   -------         -------
                                                   $12,389         $11,117
                                                   =======         =======


                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 MARCH 31, 1995
                                  (UNAUDITED)


8. NOTES PAYABLE TO BANKS (CONT'D)

The Company has a credit agreement with a U.S. bank which provides for a line of credit of up to $15 million, expiring in June 1996, secured by eligible accounts receivable, inventory and fixed assets, with interest at prime plus one percent. The line has an annual facility fee of 0.5 percent and an unused line fee of
0.25 percent of the first $5 million of unused credit and 0.5 percent of any unused credit in excess of $5 million. At March 31, 1995, amounts outstanding under the line of credit aggregated $4.1 million and amounts available for borrowing under the line totaled $3.3 million.

The Company has a credit agreement with a US financial institution which provides for a line of credit of up to $1 million, expiring in August 1995, secured by eligible accounts receivable and inventory, with interest at prime plus one percent. At March 31, 1995, amounts outstanding under the line of credit aggregated $0.3 million and amounts available for borrowing under the line totaled $0.7 million

The Company has a line of credit with a consortium of foreign banks providing for advances up to a limit of 25 million francs ($5.1 million) expiring March 31, 1996. Borrowings outstanding under this agreement were 16.6 million French francs (approximately $3.5 million) at March 31, 1995.

The Company has term notes with the same consortium of foreign banks which, at March 31, 1995, totaled 37.5 million French francs (approximately $7.8 million) with interest at 1.6% above PIBOR, secured generally by assets of Micro-Controle. Repayment is in three remaining annual installments commencing in October 1995.

Capitalized lease obligations of 15.7 million French francs (approximately $3.3 million) relate to real estate and equipment.


9. OTHER INCOME

Other income consisted of the following:

                                  Three Months Ended
                                       March 31,
                                  ------------------
         (In thousands)             1995    1994
                                    -----   -----

  Interest and dividend income      $  24   $  77
  Realized exchange gains, net        299      11
  Gains on sale of investments        437       -
  Other                                26      43
                                    -----   -----
                                    $ 786   $ 131
                                    =====   =====

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion includes the impact of the acquisition of RAM Optical Instrumentation Inc. ("ROI") and Light Control Instruments Inc. ("LCI") and represents the three-month period ended March 31, 1995, compared with the three-month period ended March 31, 1994. This discussion should be read in conjunction with the financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisitions of ROI and LCI using the pooling of interests method.

ACQUISITIONS:

On February 28, 1995, the Company acquired all the outstanding capital stock of ROI in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase 3,500 ROI common shares was exchanged for an option to purchase 72,975 Newport common shares. ROI, a manufacturer of video inspection systems, became a wholly-owned subsidiary of Newport. The fiscal year of ROI will be changed from March 31 to December 31 to conform to the Company's fiscal year-end.

On March 30, 1995, the Company acquired all the outstanding stock of Light Control Instruments, Inc. in exchange for 128,000 shares of its common stock. LCI, a manufacturer of laser-diode instruments also became a wholly owned subsidiary of Newport.

These transactions have been accounted for as a pooling of interests.

RESTRUCTURING:

At December 31,1994 $2.4 million remained of the restructuring reserves established during 1992 and 1993. During the first quarter of 1995, $0.4 million was charged to the reserve representing $0.1 million of severence and $0.3 million to close facilities. It is expected that the remaining $2.0 million, principally severence and costs to close facilities, will be utilized during 1995.

RESULTS OF OPERATIONS
                                                                 Period-to-Period
FINANCIAL ANALYSIS:                      Percentage of Net Sales        Increase (Decrease)
                                        ------------------------      -----------------------
                                           Three months ended            Three months ended
                                        ------------------------      ------------------------
                                        March 31,      March 31,      March 31,      March 31,
                                           1995          1994           1995           1994
                                        ---------      ---------      ----------     ---------
Net sales                                 100.0%         100.0%          9.1%          (8.6)%
Cost of sales                              55.6           56.1           8.2           (8.8)
     Gross profit                          44.4           43.9          10.2           (8.4)
 Selling, general and
    administrative expense                 34.2           33.6          11.0           (7.8)
 Research and
     development expense                    6.8            6.4          15.7           (0.1)
     Income from operations                 3.4            3.9          (5.6)         (22.8)
Interest expense                           (1.6)          (2.0)        (11.6)         (33.5)
Other income, net                           3.2            0.6           NMF          (55.4)
Income taxes                                1.6            0.1           NMF          (96.5)
     Net income                             3.4            2.4          55.6           87.0

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994

NET SALES:

Sales for the three-month period ended March 31, 1995, were $24.3 million, compared with $22.3 million for the three-month period ended March 31, 1994.
The increase is attributable to sales growth in US domestic and European markets ($2.0 million) and a favorable exchange rate effect ($1.0 million) on sales denominated in foreign currencies offset in part by declines in sales to the Pacific Rim ($1.0 million).

The Company's domestic sales totaled $12.9 million for the three-month period ended March 31, 1995, compared with $11.2 million for the three months ended March 31, 1994, a sales increase of 15.2%. The Company estimates that approximately two thirds of the sales increase was attributable to growth across the core product lines and one third was attributable to sales revenue contributed by ROI and LCI.

International sales of the company were $11.4 million for the three-month period ended March 31, 1995, compared with $11.1 million for the three months ended March 31, 1994, a sales increase of 2.7%. The increase resulted from a strengthening of sales in the major markets of Europe and the favorable exchange rate effect mentioned previously offset in part by declines in the Pacific Rim, primarily in Japan.

The Company continues to actively develop new precision systems products for niche markets in the semiconductor, medical instrumentation and telecommunications industries and believes that these efforts had a favorable impact on sales during the first quarter of 1995.

COST OF SALES:

Cost of sales when stated as a percentage of sales for the three-month periods ended March 31, 1995, and March 31, 1994, were 55.6% and 56.1% respectively.
The decrease is principally attributable to actions taken previously aimed at improving short-term profitability and further reducing the Company's break-even point.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1995, increased 11.0% compared with the three-month period ended March 31, 1994. This increase is principally attributable to costs associated with the acquisitions of RAM and LCI, strengthening of the Company's general management in the US and Europe and the unfavorable exchange rate effect of expenses denominated in foreign currencies. The SG&A expenses when stated as a percentage of sales were 34.2%, compared with 33.6% for the prior year period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three-month period ended March 31, 1995, increased 15.7% compared with the three-month period ended March 31, 1994. This increase is principally attributable to costs associated with the development of new precision systems for niche markets in the semiconductor, medical instrumentation and telecommunications industries. These expenses when stated as a percentage of sales were 6.8%, compared with 6.4% for the prior year period.

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the three-month period ended March 31, 1995, was $0.4 million compared with $0.4 million for the three-month period ended March 31, 1994. Other income, consisting of interest, dividends and other income was $0.8 million for the three-month period ended March 31, 1995, including $262,000 of after-tax non-recurring investment income, compared with $0.1 million for the three-month period ended March 31, 1994.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994

INTEREST EXPENSE AND OTHER INCOME:(CONT'D)

The increase in other income for the three-month period ended March 31, 1995, compared with the three-month period ended March 31, 1994, was primarily attributable to gains on the sale of investments, including the $262,000 of non-recurring investment income and foreign currency transactions.

PROVISION FOR TAXES:

The tax provision for the quarter ended March 31, 1995 was $0.4 million and was recorded on profits earned in the US and France. During the quarter ended March 31, 1994 the Company settled its liabilities for California Franchise taxes for the years 1978, 1979 and 1980. The California Franchise Tax Board accepted a $232,000 tax payment made during September 1992 as full and complete settlement of the Company's liabilities for those years. As a result, tax reserves established in prior periods for associated interest and penalties totaling $447,000 ($295,000 after tax, equal to 4 cents per share) were restored to operations. Consequently, the tax provision for the three-month period ended March 31, 1994, represented a $357,000 tax liability on taxable income, offset in part by the restoration of tax reserves ($295,000 after tax) mentioned previously. Tax benefits for foreign net operating losses that occurred during the periods have not been currently benefited in accordance with Statement of Financial Accounting Standards 109.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a credit agreement with a U.S. bank which provides for a line of credit of up to $15 million, expiring in June 1996, secured by eligible accounts receivable, inventory and fixed assets, with interest at prime plus one percent. The line has an annual facility fee of 0.5 percent and an unused line fee of
0.25 percent of the first $5 million of unused credit and 0.5 percent of any unused credit in excess of $5 million. At March 31, 1995, amounts outstanding under the line of credit aggregated $4.1 million and amounts available for borrowing under the line totaled $3.3 million.

The Company has a credit agreement with a US financial institution which provides for a line of credit of up to $1 million, expiring in August 1995, secured by eligible accounts receivable and inventory, with interest at prime plus one percent. At March 31, 1995, amounts outstanding under the line of credit aggregated $0.3 million and amounts available for borrowing under the line totaled $0.7 million.

The Company has a line of credit with a consortium of foreign banks providing for advances up to a limit of 25 million francs ($5.1 million) expiring March 31, 1996. Borrowings outstanding under this agreement were 16.6 million French francs (approximately $3.5 million) at March 31, 1995.

The Company has term notes with the same consortium of foreign banks which, at March 31, 1995, totaled 37.5 million French francs (approximately $7.8 million) with interest at 1.6% above PIBOR, secured generally by assets of Micro-Controle. Repayment is in three remaining annual installments commencing in October 1995.

Capitalized lease obligations of 15.7 million French francs (approximately $3.3 million) relate to real estate and equipment.

During the quarter total debt decreased by approximately $1.4 million while cash balances decreased $1.1 million. The Company believes its current working capital position together with estimated cash flows from operations, its existing credit availability, anticipated refinancing and proceeds from asset sales are adequate for operations in the ordinary course of business, anticipated capital expenditures as well as restructuring and debt repayment requirements over the next year.

                              NEWPORT CORPORATION
                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

  (a) Exhibits

            Exhibit 27   Financial Data Schedule

  (b) Reports on Form 8-K

            The Company filed a Report on Form 8-K on March 15, 1995, regarding the acquisition of all the outstanding capital stock of RAM Optical Instrumentation, Inc.("ROI"). The Company included audited financial statements of ROI as of March 31, 1994 and for the year then ended and unaudited financial statements as of December 31, 1994 and for the nine-month periods ended December 31, 1994 and 1993. The Company did not include any pro forma financial information.

            The Company filed a Report on Form 8-K on April 10, 1995, regarding the acquisition of all the outstanding capital stock of Light Control Instruments, Inc. ("LCI"). The Company did not include any financial statements or pro forma financial information since LCI does not meet the criteria for a significant subsidiary.

            The Company filed a Report on Form 8-K/A on May 15, 1995, as an addendum to the Report on Form 8-K filed on March 15, 1995 regarding the pro forma financial statements of ROI.

                              NEWPORT CORPORATION


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NEWPORT CORPORATION
                                                            (Registrant)


Dated: May 15, 1995



                                       By: /S/ROBERT C. HEWITT
                                          -------------------------------------
                                          Robert C. Hewitt, Principal Financial
                                          Officer, duly authorized
                                          to sign on behalf of the Registrant