Form 10-Q
period 1995-06-30
NEWPORT CORP
filed 1995-08-14
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                                ---------------------------------------

                                      OR

[_]  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________ to  _______________________


                       Commission File Number     0-1649
                                                  ------

                              NEWPORT CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Nevada                                        94-0849175
------------------------------------------------------------------------------
        (State or other Jurisdiction                       (I.R.S.  Employer
      of incorporation or organization)                   Identification No.)


     1791 Deere Avenue, Irvine, CA                               92714
------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code          (714) 863-3144
                                                            ------------------

                                      N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since  last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   No
                                               ------    ------

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995, was 8,574,012
                                ---------

                              Page 1 of 12 Pages
                Exhibit Index on Sequentially Numbered Page 11

                              NEWPORT CORPORATION

                                     INDEX


PART I. FINANCIAL INFORMATION                                               Page Number
Item 1:  Financial Statements:

         Condensed Consolidated Statement of Operations and Condensed
            Consolidated Statement of Stockholders' Equity for the Three
            and Six Months ended June 30, 1995 and 1994.                          3

         Condensed Consolidated Balance Sheet at June 30, 1995
            and December 31, 1994.                                                4

         Condensed Consolidated Statement of Cash Flows for
            the Six Months ended June 30, 1995 and 1994.                          5

         Notes to Condensed Consolidated Financial
            Statements.                                                           6

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                                  8

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.                    11

Item 6:  Exhibits and Reports on Form 8-K.                                       11

SIGNATURE                                                                        12

                              NEWPORT CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands except                              Three Months Ended      Six Months Ended
per share amounts)                                     June 30,               June 30,
                                                 --------------------   -------------------
                                                   1995        1994       1995       1994
                                                 ---------   --------   --------   ---------
Net sales                                         $25,525    $23,596    $49,841     $45,885
Cost of sales                                      13,928     12,921     27,448      25,416
                                                  -------    -------    -------     -------

Gross profit                                       11,597     10,675     22,393      20,469
Selling, general and administrative expense         8,562      8,222     16,875      15,710
Research and development expense                    1,788      1,228      3,449       2,664
                                                  -------    -------    -------     -------

Income from operations                              1,247      1,225      2,069       2,095
Interest expense                                     (406)      (444)      (804)       (896)
Other income, net                                     421        909      1,207       1,038
                                                  -------    -------    -------     -------

Income before income taxes                          1,262      1,690      2,472       2,237
Income tax provision                                  408        828        791         843
                                                  -------    -------    -------     -------

Net income                                        $   854    $   862    $ 1,681     $ 1,394
                                                  =======    =======    =======     =======

Net income per share                                $0.10      $0.10      $0.20       $0.17
                                                  =======    =======    =======     =======

Average number of shares                            8,652      8,451      8,592       8,447
                                                  =======    =======    =======     =======


Stockholders' equity, beginning of period         $48,781    $44,536    $46,651    $43,643
Net income                                            854        862      1,681      1,394
Dividends paid                                        -0-        (18)      (141)      (158)
Unrealized translation gain (loss)                    (77)      (469)     1,085        108
Reduction in unrealized gain on
  marketable securities                              (208)      (643)      (343)      (728)
Unamortized deferred compensation                    (266)        16       (245)      (126)
Issuance of common shares                             505        -0-        901        151
                                                  -------    -------    -------    -------
Stockholders' equity, end of period               $49,589    $44,284    $49,589    $44,284
                                                  =======    =======    =======    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)
                                                                    June 30,    December 31,
                                                                      1995          1994
                                                                    ---------   -------------
ASSETS                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                         $ 2,391         $ 3,014
   Marketable securities                                                  --             610
   Customer receivables, net                                          19,723          18,755
   Other receivables                                                   1,340           1,912
   Inventories                                                        21,543          21,432
   Other current assets                                                2,871           2,600
                                                                     -------         -------

      Total current assets                                            47,868          48,323

Investments, notes receivable and other assets                         4,445           4,441
Property, plant and equipment, at cost, net                           23,878          23,044
Goodwill, net                                                          9,297           8,846
                                                                     -------         -------

                                                                     $85,488         $84,654
                                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $ 5,124         $ 5,393
   Accrued payroll and related expenses                                4,074           4,679
   Taxes based on income                                               1,906           1,308
   Accrued restructuring liabilities, net                              1,502           2,364
   Current portion of long-term debt                                   9,673          10,316
   Other accrued liabilities                                           3,892           2,544
                                                                     -------         -------

      Total current liabilities                                       26,171          26,604
Deferred taxes                                                           267             282
Notes payable to banks-long term                                       9,461          11,117

Stockholders' equity:
   Common stock, $.35 stated value, 20 million shares authorized;
      8,574,000 shares issued and outstanding currently;
      8,441,000 shares at December 31, 1994                            3,001           2,954
   Capital in excess of stated value                                   6,625           5,771
   Unamortized deferred compensation                                    (496)           (251)
   Unrealized gain on marketable securities                               --             343
   Unrealized translation loss                                        (1,693)         (2,778)
   Retained earnings                                                  42,152          40,612
                                                                     -------         -------

Total stockholders' equity                                            49,589          46,651
                                                                     -------         -------
                                                                     $85,488         $84,654
                                                                     =======         =======

                            See accompanying notes

                              NEWPORT CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                    1995       1994
                                                                  -------    -------
OPERATING ACTIVITIES:
   Net income                                                     $ 1,681    $ 1,394
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                               2,250      1,805
        Net gain from sales of investments                           (832)      (737)
        Increase in provision for losses
          on receivables and inventories                              629        215
        Decrease in deferred income taxes                             (15)      (289)
        Net (gains) losses from sales of equipment                    (38)        24
     Changes in operating assets and liabilities:
        (Increase) decrease in receivables                            296       (773)
        Decrease in inventories                                        23        934
        (Increase) decrease in prepaid expenses                      (169)        39
        Decrease in accounts payable &
          other accrued expenses                                   (1,268)       (13)
        Increase in accrued income taxes                              594        229
     Other                                                            214        282
                                                                  -------    -------
Net cash provided by operating activities                           3,365      3,110
                                                                  -------    -------

INVESTING ACTIVITIES:
  Proceeds from sales of investments (net)                            871      1,164
  Purchases of property, plant and equipment (net)                 (1,573)      (740)
  Other                                                                25         40
                                                                  -------    -------
Net cash provided by (used in) investing activities                  (677)       464
                                                                  -------    -------

FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings, net                (1,156)       582
  Increase (decrease) in long-term borrowings, net                 (2,472)    (3,658)
  Cash dividends paid                                                (141)      (158)
  Proceeds from issuance of common stock under
     employee agreements                                              609         --
                                                                  -------    -------
Net cash used in financing activities                              (3,160)    (3,234)

Effect of foreign exchange rate changes on cash                      (151)        73
                                                                  -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (623)       413
Cash and cash equivalents at beginning of period                    3,014      2,614
                                                                  -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 2,391    $ 3,027
                                                                  =======    =======

CASH PAID IN THE PERIOD FOR:
  Interest                                                            702        776
                                                                  =======    =======
  Taxes                                                               193        257


                            See accompanying notes

                              NEWPORT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been restated to reflect the acquisitions of of Ram Optical Instrumentation, Inc. (ROI) and Light Control Instruments, Inc. (LCI) (Note 2) which have been accounted for using the pooling of interests method. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Certain reclassifications have been made to prior period amounts to conform to current year presentation. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Form 8-K dated May 17, 1995.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

2.  ACQUISITIONS

On February 28, 1995, the Company acquired all the outstanding capital stock of ROI, a manufacturer of video inspection systems, in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase 3,500 ROI common shares was exchanged for an option to purchase 72,975 Newport common shares. On March 30, 1995, the Company acquired all the outstanding stock of LCI, a manufacturer of laser-diode instruments, in exchange for 128,000 shares of its common stock.

Net sales and net income (loss) of Newport, ROI and LCI were as follows for the three and six months ended June 30, 1994:


     (In thousands)                         Three Months    Six Months
                                            ------------    ----------
     Net sales
        Newport                                  $21,809       $41,930
        ROI                                        1,656         3,693
        LCI                                          131           262
                                                 -------       -------
        Combined                                 $23,596       $45,885
                                                 =======       =======

     Net income (loss)
        Newport                                  $   987       $ 1,592
        ROI                                         (123)         (191)
        LCI                                           (2)           (7)
                                                 -------       -------
        Combined                                 $   862       $ 1,394
                                                 =======       =======

                              NEWPORT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)

2.  ACQUISITIONS (CONT'D)

These transactions have been accounted for as poolings of interests. Costs associated with these acquisitions totaling $0.1 million were charged to operations in the first quarter of 1995.

3.  CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                                   June 30,     December 31,
            (In thousands)                           1995           1994
                                                   --------     ------------

     Customer receivables                           $20,295        $19,215
     Less allowance for doubtful accounts               572            460
                                                    -------        -------
                                                    $19,723        $18,755
                                                    =======        =======

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

4. INVENTORIES

Inventories are stated at cost, determined on either  a first-in,  first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                  June 30,   December 31,
            (In thousands)                          1995         1994
                                                  --------   ------------
     Raw materials and purchased parts             $ 7,819        $ 7,350
     Work in process                                 3,193          3,541
     Finished goods                                 10,531         10,541
                                                   -------        -------
                                                   $21,543        $21,432
                                                   =======        =======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   June 30,      December 31,
            (In thousands)                           1995           1994
                                                 -----------     -----------
     Land                                           $ 2,242        $ 2,115
     Buildings                                       13,479         12,671
     Leasehold                                        7,448          7,176
     Machinery and equipment                         19,755         19,119
     Office equipment                                 8,428          7,596
                                                    -------        -------
                                                     51,352         48,677
     Less accumulated depreciation                   27,474         25,633
                                                    -------        -------
                                                    $23,878        $23,044
                                                    =======        =======

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion includes the impact of the acquisition of RAM Optical Instrumentation Inc. (ROI) and Light Control Instruments Inc. (LCI) and represents the three- and six-month periods ended June 30, 1995, compared with the three- and six month periods ended June 30, 1994. This discussion should be read in conjunction with the financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisitions of ROI and LCI using the pooling of interests method.

ACQUISITIONS:

On February 28, 1995, the Company acquired all the outstanding capital stock ROI, a manufacturer of video inspection systems, in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase 3,500 ROI common shares was exchanged for an option to purchase 72,975 Newport common shares. On March 30, 1995, the Company acquired all the outstanding stock of LCI, a manufacturer of laser-diode instruments, in exchange for 128,000 shares of its common stock.

These transactions have been accounted for as poolings of interests. Costs associated with these acquisitions totaling $0.1 million were charged to operations in the first quarter of 1995.

RESTRUCTURING:

At December 31, 1994 $2.4 million remained of the restructuring reserves established during 1992 and 1993. During the first two quarters of 1995, $0.9 million was charged to the reserve representing $0.4 million for severance and $0.5 million to close facilities. It is expected that the remaining $1.5 million, principally severance and costs to close facilities, will be spent during the remainder of 1995.

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS:

                                                                                    Period-to-Period
                                                                                   Increase (decrease)
                                                                                    Three        Six
                                           Percentage of Net Sales                  Months      Months
                                 Three Months Ended         Six Months Ended        Ended       Ended
                               June 30,     June 30,      June 30,     June 30,    June 30,    June 30,
                                 1995         1994          1995         1994       1995        1995
                               --------     --------      --------     --------    --------    --------
Net sales                         100.0%        100.0%        100.0%      100.0%        8.2%        8.6%
Cost of sales                      54.6          54.8          55.1        55.4         7.8         8.0
   Gross profit                    45.4          45.2          44.9        44.6         8.6         9.4
 Selling, general and
  administrative expense           33.5          34.9          33.9        34.2         4.2         7.4
 Research and
   development expense              7.0           5.2           6.9         5.8        45.6        29.5
   Income from operations           4.9           5.2           3.4         4.6         1.9        (1.2)
Interest expense                   (1.6)         (1.9)         (1.6)       (2.0)       (8.6)      (10.3)
Other income, net                   1.6           3.9           2.4         2.3       (53.7)       16.3
Income taxes                        1.6           3.5           1.6         1.8       (50.6)       (6.2)
   Net income                       3.3           3.7           3.4         3.0         0.9        20.6

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

RESULTS OF OPERATIONS (CONT'D)

NET SALES:

Sales for the three- and six-month periods ended June 30, 1995, were $25.5 million and $49.8 million, respectively, compared with $23.6 million and $45.9 million for the three- and six-month periods ended June 30, 1994. The current quarter increase is attributable to sales growth in US domestic markets ($1.0 million) and a favorable exchange rate effect ($1.3 million) on sales denominated in foreign currencies offset in part by declines in sales to European markets ($0.4 million). The year-to-date increase is attributable to sales growth in US domestic ($2.7 million) and European markets ($0.3 million) and a favorable exchange rate effect ($2.3 million) on sales denominated in foreign currencies offset in part by declines in sales to the Pacific Rim ($1.1 million).

The Company's domestic sales totaled $13.6 million and $26.5 million for the three- and six-month periods ended June 30, 1995, compared with $12.6 million and $23.8 million for the three- and six-month periods ended June 30, 1994, a sales increase of 7.9% and 11.3%, respectively, for the quarter and the six-month period. The current quarter sales increases from the year ago level was primarily attributable to increased sales revenue at ROI. The six-month sales increase from the year ago level was primarily the result of growth across the core product lines and to increased sales revenue at ROI and LCI.

International sales of the company were $11.9 million and $23.3 million for the three- and six-month periods ended June 30, 1995, compared with $11.0 million and $22.1 million for the three- and six-month periods ended June 30, 1994, a sales increase of 8.2% and 5.9% for the respective periods. The increase for the three months ended June 30, 1995 resulted primarily from the favorable exchange rate effect mentioned previously offset in part by declines in Europe. The year-to-date increase resulted from a strengthening of sales in the major markets of Europe and the favorable exchange rate effect mentioned previously, offset in part by declines in the Pacific Rim. The Company believes the international sales decline in the Pacific Rim from the year ago level resulted primarily from the weak economic environment in Japan.

COST OF SALES:

Cost of sales when stated as a percentage of sales for the three- and six-month periods ended June 30, 1995, was 54.6% and 55.1%, respectively, a decrease compared with 54.8% and 55.4% for the three- and six-month periods ended June 30, 1994. The decrease is principally attributable to the actions taken during the first quarter of 1994, when the company initiated a number of cost saving measures in Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three- and six-month periods ended June 30, 1995, increased 4.2% and 7.4%, respectively, compared with the three- and six-month periods ended June 30, 1994. SG&A expenses when stated as a percentage of sales were 33.5% and 33.9%, compared with 34.9% and 34.2% for the prior year periods. This improvement is principally attributable to the favorable productivity effects of increased sales volume.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three- and six-month periods ended June 30, 1995, increased 45.6% and 29.5%, respectively, compared with the three- and six-month periods ended June 30, 1994. These R&D expenses when stated as a percentage of sales were 7.0% and 6.9%, compared with 5.2% and 5.8% for the prior year periods. These increases are principally attributable to costs associated with the development of new precision systems for niche markets in the semiconductor, medical instrumentation and telecommunications industries.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

RESULTS OF OPERATIONS (CONT'D)

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the three- and six-month periods ended June 30, 1995, was $0.4 million and $0.8 million respectively compared with $0.4 million and $0.9 million for the three- and six-month periods ended June 30, 1994. Other income, consisting of interest, dividends and other income was $0.4 million and $1.2 million for the three-and six-month periods ended June 30, 1995, compared with $0.9 million and $1.0 million for the three- and six-month periods ended June 30, 1994.

Other income consists of the following:


                                                Three Months Ended          Six Months Ended
                                                    June 30,                     June 30,
                                                 ---------------             ----------------
(In thousands)                                    1995     1994               1995      1994
                                                  -----    -----              ------   ------

Interest and dividend income                      $  20    $  19              $   44   $   96
Realized exchange gains (losses), net               (19)     191                 280      202
Gains on sale of investments                        395      737                 832      737
Other income (expense)                               25      (38)                 51        3
                                                  -----    -----              ------   ------
                                                  $ 421    $ 909              $1,207   $1,038
                                                  =====    =====              ======   ======

PROVISION FOR TAXES:

The tax provision for the three and six-month periods ended June 30, 1995, of $0.4 million and $0.8 million, respectively, is principally federal and state taxes on domestic taxable income. During the quarter ended March 31, 1994 the Company settled its liabilities for California Franchise taxes for the years 1978, 1979 and 1980. The California Franchise Tax Board accepted a $0.2 million tax payment made during September 1992 as full and complete settlement of the Company's liabilities for those years. As a result, tax reserves established in prior periods for associated interest and penalties totaling $0.4 million ($0.3 million after tax, equal to 4 cents per share) were restored to operations during the six-month period ended June 30, 1994. The effective tax rates during the three months ended June 30, 1994, was higher than the current year quarter because of foreign net operating losses that occurred during the prior year period had not been currently benefited in accordance with Statement of Financial Accounting Standards 109.

LIQUIDITY AND CAPITAL RESOURCES:

During the six months ended June 30, 1995, the Company generated $3.4 million cash from operations, $0.9 million from sales of investments and $0.6 million from exercises of stock options. These funds were used to reduce debt by $3.6 million and acquire capital equipment with a cost of $1.6 million.

The Company believes its current working capital position together with estimated cash flows from operations, its existing credit availability and anticipated refinancing are adequate for operations in the ordinary course of business, anticipated capital expenditures as well as debt repayment requirements over the next year.

                              NEWPORT CORPORATION

                           PART II. OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Stockholders was held on June 7, 1995.

      (b) Set forth below is the name of each Class III director elected at the meeting and the number of votes cast for their election, the number of votes withheld and the number of broker non-votes.

                                                                                 Number of
                                              Number of         Number of          Broker
          Name                               Votes "For"     Votes "Withheld"   "Non-Votes"
          ----                             ---------------   ----------------   -----------
          R. Jack Aplin                        7,327,136             30,697         2,900

          Robert L. Guyett                     7,327,136             30,697         2,900

      (c) Proposal Two to adopt the Employee Stock Purchase Plan resulted in the following number of votes for, against, abstain and non-vote.


                                                                                  Number of
          Number of                             Number of         Number of        Broker
          Votes "For"                        Votes "Against"   Votes "Abstain"   "Non-Votes"
          -----------                        ---------------   ---------------   -----------
          6,443,536                              357,220           554,477         5,500

Item 6. Exhibits and reports on Form 8-K.

      (a) Exhibits

             Exhibit 27   Financial Data Schedule

      (b) Reports on Form 8-K

             The Company filed a Report on Form 8-K on April 10, 1995, regarding the acquisition of all the outstanding capital stock of Light Control Instruments, Inc. (LCI). The Company did not include any financial statements or pro forma financial information since LCI does not meet the criteria for a significant subsidiary.

             The Company filed a Report on Form 8-K/A on May 15, 1995, as an addendum to the Report on Form 8-K filed on March 15, 1995, regarding the interim and pro forma financial statements of RAM Optical Instrumentation, Inc. (ROI).

                 The Company filed a Report on Form 8-K on May 17, 1995, regarding the restatement of the Company's financial statements to account for the acquisitions of ROI and LCI as poolings of interests. The Company provided restated, financial information originally filed in the Company's Annual Report on Form 10-K.

                              NEWPORT CORPORATION


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWPORT CORPORATION
                                  (Registrant)


Dated: August 14, 1995



                              By: /S/ROBERT C. HEWITT
                                  -------------------------------------
                                 Robert C. Hewitt, Principal Financial
                                 Officer, duly authorized to sign
                                 on behalf of the Registrant