Form 10-Q
period 1995-09-30
NEWPORT CORP
filed 1995-11-14
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 30, 1995
                                --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________ to  _______________________



                       Commission File Number     0-1649
                                                --------



                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Nevada                                     94-0849175
-----------------------------------------------------     -------------------
        (State or other Jurisdiction                       (I.R.S.  Employer
      of incorporation or organization)                   Identification No.)

        1791 Deere Avenue, Irvine, CA                            92714
-----------------------------------------------------     -------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code          (714) 863-3144
                                                            --------------

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995, was 8,678,256
                              ---------


                              Page 1 of 12 Pages

                Exhibit Index on Sequentially Numbered Page 11

                              NEWPORT CORPORATION


                                     INDEX


                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1:   Financial Statements:

   Condensed Consolidated Statement of Operations and Condensed
    Consolidated Statement of Stockholders' Equity for the Three
    and Nine Months ended September 30, 1995 and 1994.                     3

   Condensed Consolidated Balance Sheet at September 30, 1995
    and December 31, 1994.                                                 4

   Condensed Consolidated Statement of Cash Flows for
    the Nine Months ended September 30, 1995 and 1994.                     5

   Notes to Condensed Consolidated Financial
    Statements.                                                            6

Item 2:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                            8

PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.                               11

SIGNATURE                                                                 11


                              NEWPORT CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands except                                      Three Months Ended     Nine Months Ended
per share amounts)                                           September 30,          September 30,
                                                          --------------------   -------------------
                                                            1995        1994       1995       1994
                                                          ---------   --------   --------   --------

Net sales                                                  $24,253    $23,031    $74,094    $68,916
Cost of sales                                               13,079     12,441     40,527     37,857
                                                           -------    -------    -------    -------

Gross profit                                                11,174     10,590     33,567     31,059
Selling, general and administrative expense                  8,091      7,990     24,966     23,700
Research and development expense                             1,491      1,319      4,940      3,983
                                                           -------    -------    -------    -------

Income from operations                                       1,592      1,281      3,661      3,376
Interest expense                                              (386)      (455)    (1,190)    (1,351)
Other income/(expense), net                                   (112)       226      1,095      1,264
                                                           -------    -------    -------    -------

Income before income taxes                                   1,094      1,052      3,566      3,289
Income tax provision                                           350        354      1,141      1,197
                                                           -------    -------    -------    -------

Net income                                                 $   744    $   698    $ 2,425    $ 2,092
                                                           =======    =======    =======    =======

Net income per share                                       $  0.08    $  0.08    $  0.28    $  0.25
                                                           =======    =======    =======    =======

Average number of shares                                     8,808      8,482      8,665      8,455
                                                           =======    =======    =======    =======



Stockholders' equity, beginning of period                  $49,589    $44,284    $46,651    $43,643
Net income                                                     744        698      2,425      2,092
Dividends paid                                                (171)      (141)      (312)      (299)
Unrealized translation gain (loss)                             (51)       556      1,034        664
Reduction in unrealized gain on marketable securities          -0-        (17)      (343)      (745)
Unamortized deferred compensation                               28         15       (217)      (111)
Issuance of common shares                                      771         94      1,672        245
                                                           -------    -------    -------    -------
   Stockholders' equity, end of period                     $50,910    $45,489    $50,910    $45,489
                                                           =======    =======    =======    =======



                             See accompanying notes

                              NEWPORT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET



(In thousands)                                                       September 30,    December 31,
                                                                         1995            1994
                                                                    --------------   -------------
ASSETS                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                               $ 2,296         $ 3,014
  Marketable securities                                                        --             610
  Customer receivables, net                                                17,512          18,755
  Other receivables                                                         1,378           1,912
  Inventories                                                              21,850          21,432
  Other current assets                                                      2,782           2,600
                                                                          -------         -------

    Total current assets                                                   45,818          48,323

Investments, notes receivable and other assets                              4,803           4,441
Property, plant and equipment, at cost, net                                22,895          23,044
Goodwill, net                                                               8,882           8,846
                                                                          -------         -------

                                                                          $82,398         $84,654
                                                                          =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $ 4,583         $ 5,393
  Accrued payroll and related expenses                                      4,047           4,679
  Taxes based on income                                                     1,775           1,308
  Accrued restructuring liabilities, net                                      609           2,364
  Current portion of long-term debt                                        10,181          10,316
  Other accrued liabilities                                                 3,734           2,544
                                                                          -------         -------

    Total current liabilities                                              24,929          26,604
Deferred taxes                                                                267             282
Notes payable to banks-long term                                            6,292          11,117

Stockholders' equity:
  Common stock, $.35 stated value, 20 million shares authorized;
    8,678,000 shares issued and outstanding currently;
    8,441,000 shares at December 31, 1994                                   3,037           2,954
  Capital in excess of stated value                                         7,360           5,771
  Unamortized deferred compensation                                          (468)           (251)
  Unrealized gain on marketable securities                                     --             343
  Unrealized translation loss                                              (1,744)         (2,778)
  Retained earnings                                                        42,725          40,612
                                                                          -------         -------

Total stockholders' equity                                                 50,910          46,651
                                                                          -------         -------
                                                                          $82,398         $84,654
                                                                          =======         =======

                             See accompanying notes

                              NEWPORT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                             -------------------
(In thousands)                                                 1995       1994
                                                             --------   --------
OPERATING ACTIVITIES:
  Net income                                                 $ 2,425    $ 2,092
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                            3,351      2,744
      Net gain from sales of investments                        (832)      (778)
      Increase in provision for losses
        on receivables and inventories                           405        148
      Decrease in deferred income taxes                          (15)      (130)
      Net (gains) losses from sales of equipment                 (44)       122
  Changes in operating assets and liabilities:
    Decrease in receivables                                    2,295        682
    (Increase) decrease in inventories                          (185)       961
    Increase in prepaid expenses                                 (97)      (228)
    Decrease in accounts payable &
      other accrued expenses                                  (2,686)    (3,831)
    Increase in accrued income taxes                             465        718
    Other                                                        721        611
                                                             -------    -------
Net cash provided by operating activities                      5,803      3,111
                                                             -------    -------

INVESTING ACTIVITIES:
  Proceeds from sales of investments (net)                       822      1,189
  Purchases of property, plant and equipment (net)            (1,834)      (998)
  Other                                                          137         65
                                                             -------    -------
Net cash provided by (used in) investing activities             (875)       256
                                                             -------    -------

FINANCING ACTIVITIES:
  Decrease in short-term borrowings, net                        (579)    (1,472)
  Decrease in long-term borrowings, net                       (5,500)    (2,042)
  Cash dividends paid                                           (312)      (299)
  Proceeds from issuance of common stock under
    employee agreements                                          879         --
                                                             -------    -------
Net cash used in financing activities                         (5,512)    (3,813)
                                                             -------    -------
Effect of foreign exchange rate changes on cash                 (134)       212
                                                             -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (718)      (234)
Cash and cash equivalents at beginning of period               3,014      2,614
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 2,296    $ 2,380
                                                             =======    =======

CASH PAID IN THE PERIOD FOR:
  Interest                                                   $   882    $   928
  Taxes                                                          587        258

                             See accompanying notes

                              NEWPORT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been restated to reflect the acquisitions of RAM Optical Instrumentation, Inc. (ROI) and Light Control Instruments, Inc. (LCI) (Note 2) which have been accounted for using the pooling of interests method. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

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

Net sales and net income (loss) of Newport, ROI and LCI were as follows for the three- and nine-months ended September 30, 1994:

  (In thousands)          Three Months   Nine Months
                          ------------   -----------
  Net sales
     Newport                $20,992        $62,922
     ROI                      1,907          5,600
     LCI                        132            394
                            -------        -------
     Combined               $23,031        $68,916
                            =======        =======

  Net income (loss)
     Newport                $   743        $ 2,335
     ROI                        (41)          (232)
     LCI                         (4)           (11)
                            -------        -------
     Combined               $   698        $ 2,092
                            =======        =======

These transactions have been accounted for as poolings of interests. Costs associated with these acquisitions totaling $0.1 million were charged to operations in the first quarter of 1995.

                              NEWPORT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


3.  CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                            September 30,   December 31,
  (In thousands)                                1995            1994
                                            -------------   ------------

  Customer receivables                            $18,089        $19,215
  Less allowance for doubtful accounts                577            460
                                                  -------        -------
                                                  $17,512        $18,755
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

Inventories consist of the following:

                                         September 30,   December 31,
  (In thousands)                             1995            1994
                                         -------------   ------------

  Raw materials and purchased parts         $ 7,476        $ 7,350
  Work in process                             3,733          3,541
  Finished goods                             10,641         10,541
                                            -------        -------
                                            $21,850        $21,432
                                            =======        =======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                         September 30,   December 31,
  (In thousands)                             1995           1994
                                         -------------   ------------

  Land                                      $ 2,233        $ 2,115
  Buildings                                  13,338         12,671
  Leasehold improvements                      7,415          7,176
  Machinery and equipment                    19,657         19,119
  Office equipment                            8,506          7,596
                                            -------        -------
                                             51,149         48,677
  Less accumulated depreciation              28,254         25,633
                                            -------        -------
                                            $22,895        $23,044
                                            =======        =======


                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion includes the impact of the acquisition of RAM Optical Instrumentation Inc. ("ROI") and Light Control Instruments Inc. ("LCI") and represents the three- and nine-month periods ended September 30, 1995, compared with the three- and nine-month periods ended September 30, 1994. This discussion should be read in conjunction with the financial statements and associated notes. Prior period financial statements have been restated to reflect the acquisitions of ROI and LCI using the pooling of interests method.

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

RESTRUCTURING:

At December 31, 1994, $2.4 million remained of the restructuring reserves established during 1992 and 1993. During the first three quarters of 1995, $1.8 million was charged to the reserve representing $0.6 million for severance and $1.2 million to close facilities. It is expected that the remaining $0.6 million, principally severance and costs to close facilities, will be spent during the remainder of 1995.

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS:

                                                                               Period-to-Period
                                                                              Increase (decrease)
                                                                               Three      Nine
                                             Percentage of Net Sales           Months    Months
                                    Three Months Ended     Nine Months Ended   Ended     Ended
                                      September 30,          September 30,       September 30,
                                     1995        1994        1995      1994      1995      1994
                                    -----       -----       -----     -----    ------     -----
Net sales                           100.0%      100.0%      100.0%    100.0%      5.3%      7.5%
Cost of sales                        53.9        54.0        54.7      54.9       5.1       7.1
                                    -----       -----       -----     -----    ------     -----
  Gross profit                       46.1        46.0        45.3      45.1       5.5       8.1
  ------------
Selling, general and
 administrative expense              33.4        34.7        33.7      34.4       1.3       5.3
Research and
 development expense                  6.1         5.7         6.7       5.8      13.0      24.0
                                    -----       -----       -----     -----    ------     -----
  Income from operations              6.6         5.6         4.9       4.9      24.3       8.4
  ----------------------
Interest expense                     (1.6)       (2.0)       (1.6)     (2.0)    (15.2)    (11.9)
Other income, net                    (0.5)        1.0         1.5       1.8    (149.6)    (13.4)
                                    -----       -----       -----     -----    ------     -----
  Income before income taxes          4.5         4.6         4.8       4.7       4.0       8.4
  --------------------------
Income taxes                          1.4         1.5         1.5       1.7      (1.1)     (4.7)
                                    -----       -----       -----     -----    ------     -----
  Net income                          3.1         3.0         3.3       3.0       6.6      15.9
  ----------                        =====       =====       =====     =====    ======     =====

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

RESULTS OF OPERATIONS (CONT'D)

NET SALES:

Sales for the three- and nine-month periods ended September 30, 1995, were $24.3 million and $74.1 million, respectively, compared with $23.0 million and $68.9 million for the three- and nine-month periods ended September 30, 1994. The current quarter increase is attributable to sales growth in U.S. domestic markets ($0.8 million), Canada ($0.3 million), and Europe ($0.1 million) combined with a favorable exchange rate effect ($0.8 million) on sales denominated in foreign currencies, offset in part by declines in sales to the Pacific Rim ($0.7 million). The year-to-date increase is attributable to sales growth in U.S. domestic ($3.4 million) and European markets ($0.5 million) and a favorable exchange rate effect ($3.1 million) on sales denominated in foreign currencies offset in part by declines in sales to the Pacific Rim ($1.8 million).

The Company's domestic sales totaled $14.0 million and $40.5 million for the three- and nine-month periods ended September 30, 1995, compared with $13.2 million and $37.1 million for the three- and nine-month periods ended September 30, 1994, a sales increase of 6.1% and 9.2%, respectively, for the quarter and the nine-month period. The current quarter sales increases from the year ago level was primarily attributable to increased sales revenue at ROI. The nine-month sales increase from the year ago level was primarily the result of growth across the core product lines and to increased sales revenue at ROI and LCI.

International sales of the company were $10.3 million and $33.6 million for the three- and nine-month periods ended September 30, 1995, compared with $9.8 million and $31.8 million for the three- and nine-month periods ended September 30, 1994, a sales increase of 5.1% and 5.7% for the respective periods. The increase for the three months ended September 30, 1995 resulted primarily from the favorable exchange rate effect mentioned previously offset in part by declines in the Pacific Rim. The year-to-date increase resulted from a strengthening of sales in the major markets of Europe and the favorable exchange rate effect mentioned previously offset in part by declines in the Pacific Rim. The Company believes the international sales decline in the Pacific Rim from the year ago level resulted primarily from the weak economic environment in Japan.

COST OF SALES:

Cost of sales when stated as a percentage of sales for the three- and nine-month periods ended September 30, 1995, was 53.9% and 54.7%, respectively, a decrease compared with 54.0% and 54.9% for the three- and nine-month periods ended September 30, 1994. These results reflect continuation of gross margin improvements following actions taken during the first quarter of 1994, when the company initiated a number of cost saving measures in Europe.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended September 30, 1995, increased 1.3% and 5.3%, respectively, compared with the three- and nine-month periods ended September 30, 1994. SG&A expenses when stated as a percentage of sales were 33.4% and 33.7%, compared with 34.7% and 34.4% for the prior year periods. This improvement is principally attributable to the favorable impact of increased sales volume.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

RESULTS OF OPERATIONS (CONT'D)

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three- and nine-month periods ended September 30, 1995, increased 13.0% and 24.0%, respectively, compared with the three- and nine-month periods ended September 30, 1994. These R&D expenses when stated as a percentage of sales were 6.1% and 6.7%, compared with 5.7% and 5.8% for the prior year periods. These increases are principally attributable to costs associated with the development of new precision systems for niche markets in the semiconductor, medical instrumentation and telecommunications industries. During the current quarter the Company capitalized $0.1 million of software development costs in accordance with the requirements of Statement of Financial Accounting Standards No. 86.

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the three- and nine-month periods ended September 30, 1995, was $0.4 million and $1.2 million, respectively, compared with $0.5 million and $1.4 million for the three- and nine-month periods ended September 30, 1994.
The reduction resulting principally from a $6.1 million year-to-date reduction of the Company's debt offset in part by increased interest expense caused by the exchange rate impact of the strengthening over the year of the French franc relative to the U.S. dollar. Other income and expense, consisting of interest income, dividends and other income and expense was an expense of $0.1 million and income of $1.1 million for the three-and nine-month periods ended September 30, 1995. This compares with income of $0.2 million and $1.3 million for the three- and nine-month periods ended September 30, 1994.

The decrease in other income for the three-month period ended September 30, 1995 was primarily attributable to realized foreign currency losses. There was a $0.1 million realized foreign currency loss for the three months ended September 30, 1995, compared with a gain totaling $0.1 million for the three-month period ended September 30, 1994.

PROVISION FOR TAXES:

The tax provision for the three and nine-month periods ended September 30, 1995, of $0.4 million and $1.1 million, respectively, is principally federal and state taxes on domestic taxable income. Foreign net operating losses that occurred during the periods have not been currently benefited in accordance with Statement of Financial Accounting Standards No. 109.

LIQUIDITY AND CAPITAL RESOURCES:

During the nine months ended September 30, 1995, the Company generated $5.8 million cash from operations, $0.8 million from sales of investments and $0.9 million from exercises of stock options. These funds were used to reduce debt by $6.1 million, acquire capital equipment with a cost of $1.8 million and pay dividends totaling $0.3 million. At September 30, 1995, amounts available for borrowing under the Company's credit lines totaled $6.2 million, an improvement over the availability of $3.5 million at December 31, 1994.

The Company believes its current working capital position together with estimated cash flows from operations, its existing credit availability and anticipated refinancings are adequate for operations in the ordinary course of business, anticipated capital expenditures as well as restructuring and debt payment requirements through 1996.

                              NEWPORT CORPORATION

                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

  (a) Exhibits

       Exhibit 27    Financial Data Schedule

  (b) Reports on Form 8-K

       The Company filed no Reports on Form 8-K during the quarter ended September 30, 1995.



                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEWPORT CORPORATION
                                           (Registrant)


Dated: November 13, 1995



                            By: /S/ROBERT C. HEWITT
                                -------------------------------------
                                Robert C. Hewitt, Principal Financial
                                Officer, duly authorized to sign
                                on behalf of the Registrant