Form 10-K
period 1995-12-31
NEWPORT CORP
filed 1996-03-29
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-K

       (Mark One)

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
                                                             -------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from  ___________________ to ______________________

                       Commission File Number    0-1649
                                                 ------


                              NEWPORT CORPORATION
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Nevada                               094-0849175
  ---------------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)            Identification No.)


       1791 Deere Avenue, Irvine, CA                      92714
  ---------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code     (714) 863-3144
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

                                Yes   X   No
                                    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $76,485,105 as of March 8, 1996.

The number of shares outstanding of each of the issuer's classes of common stock as of March 8, 1996, was 8,743,266.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 1996, are incorporated by reference into Part III.

                              Page 1 of 95 Pages

                Exhibit Index on Sequentially Numbered Page 33

                               INTRODUCTORY NOTE

       This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include
       (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

       The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its RAM Optical Instrumentation, Inc., Light Control Instruments, Inc. and MikroPrecision Instruments, Inc. subsidiaries with the rest of the Company's operations, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I
       ITEM 1 BUSINESS
       ------ --------

       GENERAL DESCRIPTION OF BUSINESS
       -------------------------------

       Newport Corporation (the "Company" or "Newport") operates in one business segment. It designs, develops, manufactures and markets on a worldwide basis precision equipment for scientists and engineers who develop and apply technology involving lasers, optics and integrated motion control. The Company designs and manufactures a broad line of vibration isolation systems, electronic and optical instruments and precision mechanical, electronic and optical components and systems. These products are used predominantly in research laboratories and test and measurement applications for industrial, government and university customers, domestically and internationally.

       In June 1991, the Company acquired the micro-positioning business of Micro-Controle S.A. ("Micro-Controle"), a privately held company headquartered in Evry, France for a total purchase price of $43.0 million cash financed through $23.9 million in debt and $19.1 million in cash, and the assumption of $16.0 million of existing liabilities. The acquisition included the purchase of the assets and liabilities associated with the manufacture, sale, maintenance, marketing and distribution of its high-precision mechanical components and optics, motion devices, high stability materials and microscopy equipment. Although Newport and Micro-Controle served similar markets, the acquired Micro-Controle business complemented the Company's geographic strengths, products, distribution and customer bases.

       In response to the low level of sales experienced in Europe in 1993, the Company recorded restructuring and other special charges totaling $6.3 million ($5.1 million after taxes) a majority of which was related to its European operations. These charges included $3.3 million of non-cash charges to revalue surplus real estate in the U.S. and Europe, $2.2 million for severance and related costs and $0.8 million for equipment relocation costs, and carrying and selling costs associated with the real estate. Cash items totaled $3.0 million of which $1.2 million and $1.3 million were expended during 1995 and 1994, respectively, for severance and other related payroll liabilities, and costs to close facilities. It is expected that the balance of $0.5 million will be expended by March 31, 1996.

       In February 1995, the Company acquired all the outstanding capital stock of RAM Optical Instrumentation, Inc. ("ROI"), a manufacturer of video inspection systems, in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase ROI common shares was exchanged for an option to purchase 72,975 shares of the Company's common stock. In March 1995, the Company acquired all the outstanding stock of Light Control Instruments, Inc. ("LCI"), a manufacturer of laser-diode instruments, in exchange for 128,000 shares of the Company's common stock.

       These transactions have been accounted for as poolings of interests. Costs associated with these acquisitions totaling $0.1 million were charged to operations in the first quarter of 1995.

       On January 2, 1996, the Company acquired, for cash plus additional consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in a suburb of Minneapolis, Minnesota. The acquisition will be accounted for as a purchase.

       The Company's products are sold to thousands of companies and institutions throughout the world and are marketed primarily by means of a technical catalog, a technically trained marketing staff and a worldwide network of subsidiary sales offices and sales representatives. The Company manufactures its products in Irvine, California and several locations in France. With the acquisition of ROI and LCI, the Company acquired manufacturing facilities in Huntington Beach, California and San Luis Obispo, California.

       The Company resells some components and sub-systems purchased from other vendors. Raw materials are purchased from several sources. Certain of such components, sub-systems and raw materials are purchased from sole source suppliers. These and other sources are, and management believes will continue to be, adequate to meet its currently foreseeable needs. However, the Company does not have guaranteed supply agreements from its sole source suppliers and there is no assurance that the Company will not experience supply shortages for such material.

       Manufacturing, sales, technical and administrative personnel employed worldwide by Newport totaled 662 persons at December 31, 1995.

       PRODUCTS
       --------

       The Company manufactures and distributes two major product groups to its laboratory and industrial customers. These product groups are broadly defined by the Company as Laser Electro-Optical equipment and peripherals and Precision Systems.

       Laser Electro-Optical equipment and peripherals consist of Vibration Isolation Products, Components, Optics and Instruments and account for approximately one-half of the Company's annual sales.

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

          The Company believes that its technology and its ability to manufacture competitively priced quality products have allowed it to become a major supplier of isolation systems for laser research and development and other applications requiring a high degree of stability. The Company's product line includes over 350 standard isolation systems in addition to the capability to manufacture custom systems. While these products are built to rigid quality standards, they are comprised of standard materials and consequently, there are no unusual supply requirements.

          Components.  Newport offers a comprehensive line of mechanical
          ----------
          components compatible with, and complementary to, its vibration isolation systems. These mechanical components include products such as mirror mounts, holders, positioners, and other accessories which are basic building blocks for experimental or prototype laser and optical systems. The Company has developed and sells components for fiber optics, telecommunications and sensors experimentation. Newport's products include a micro interferometer, laser-to-fiber couplers and fiber-optic positioners. The Company's line of fiber-optic components includes selected products manufactured by others. While the Company encounters substantial competition in the related accessory component area, Newport is one of the leading suppliers of such accessory components.

          Optics.  The Company manufactures and markets a line of laser-quality
          ------
          optics and optomechanical components. This includes lenses, mirrors, prisms, laser beam expanders, collimators, attenuators, variable beamsplitters and spatial filters. The Company has the capability to provide custom coatings for specific applications.

          Instruments.  Newport offers several lines of electronic instruments
          -----------
          to complement its other products in serving the optical laboratory. These products are concentrated in the areas of light measurement and control, light sources and holography. The Company not only designs and manufactures a majority of its electronic products but also distributes the products of others. Examples of these products include power meters, laser diode instruments, spectrum analyzers, electronic shutters and modulators, lasers, lamps and accessories.

       Precision Systems consist primarily of Motion Control Devices and Systems, Process Automation Workstations for Photonics Packaging and Video-Based Measurement and Inspection Systems. These products account for approximately one-half of the Company's annual sales.

          Motion Control Devices and Systems.  Newport offers an extensive line
          ----------------------------------
          of manually operated and motorized positioning devices serving both the research laboratory and industrial application areas. Examples of these products include linear and rotational stages; elevational devices and actuators, as well as simple and programmable motion controllers for stepping and DC motors. The Company also manufactures a line of positioning sub-systems, serving both laboratory and industrial application areas. Newport's system integration capability allows it to serve application-specific research, test and measurement, and inspection markets and to satisfy a wide variety of industrial process application needs.

          Process Automation Workstations for Photonics Manufacturing.  Newport
          -----------------------------------------------------------
          has developed several advanced process automation workstations for packaging and testing of photonics devices used in communications and sensing applications. Integrating core vibration control, motion control, and light measurement instrumentation technologies, the AutoAlign(TM) system utilizes sophisticated control software to completely automate fiber-optic alignment and device characterization for any photonic device. The LaserWeld(TM) system adds laser-welded attachment capability and is the industry's only industrial-class laser welding workstation for automated pigtailing of opto-electronic components, and features Newport's proprietary LaserHammer(TM) weld-adjustment technology and fully automated process sequencing capabilities.

          Video-Based Measurement and Inspection Systems.  With the acquisition
          ----------------------------------------------
          of ROI, Newport offers a line of video-based measurement and inspection systems and accessories. These products include video direct microscopes, Sprint, OMIS II(TM) and OMIS III(TM) optical measurement inspection systems, Polaris(TM) magnetic head pole geometry system and LaserMAP(TM) software. The Polaris(TM) magnetic head pole geometry system is specifically designed to measure pole geometry features on thin film disk drive sliders. The LaserMAP(TM) software integrates video and laser technology for electronic packaging applications.

       MARKETING
       ---------

       Newport believes that it is one of the leading suppliers of products in the laser research field. No single unaffiliated customer accounted for more than 5% of the Company's sales in 1995. Approximately 42% of its 1995 sales were to domestic industrial users, 7% to educational institutions in the United States, 5% to domestic governmental agencies and 46% to foreign purchasers. This compares with 38%, 9%, 6% and 47% for 1994, respectively. Foreign purchasers in 1995 were located in France (35%), other European countries (37%), Pacific Rim (20%), and other areas of the world (8%). This compares in 1994 with France (32%), other European countries (34%), Pacific Rim (25%), and other areas of the world (9%). The market focus for products manufactured in France has been industrial, which is complementary to the United States emphasis on the laboratory market. The Company's ability to provide customized integrated solutions for the industrial customer augments its capabilities in serving the general needs of the laser electro-optical laboratory market worldwide.

       Newport uses a Company-employed marketing staff domestically and internationally in France, Germany, the United Kingdom, Switzerland, Italy, the Netherlands, Canada and Taiwan. Elsewhere, Newport uses approximately twenty independent sales representatives. ROI products are distributed utilizing independent distributors throughout the United States and other countries in the world. During 1994 the Company closed its subsidiaries in Spain and Belgium and sold its Japanese subsidiary to its independent sales representative in that country. The Company also opened a branch in Taiwan at the end of 1994.

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

       Newport's principal marketing tool is its comprehensive catalog of products. This document, numbering approximately 600 pages, provides detailed product information as well as extensive technical and applications data. The catalog is mailed to more than 100,000 potential customers worldwide.

       The Company also publishes separate short-form catalogs that emphasize product and market areas, such as comprehensive German- and Japanese-language catalogs, a newly issued photonics catalog, optics catalogs and components catalogs. These materials are further augmented by new product brochures and customer newsletters. Newport advertises in technical journals serving many technical disciplines. Selected product literature is published in Chinese, French, German and Japanese. Further product exposure and contact with existing and potential clients are developed and maintained at trade shows and technical conferences.

       The Company has initiated a number of new marketing efforts aimed both inside and outside the traditional laboratory market. One such initiative is a telemarketing initiative. This new program targets new product brochures to potential customers, coordinates new order leads with salesmen and utilizes focused mailing lists for selected niche markets. In addition, the Company is focusing its advertising into new market niches related to high growth, high technology industries such as fiber optic communications for which the Company has developed the AutoAlign(TM) and LaserWeld(TM) fiber alignment and packaging systems.

       The Company has also initialized an interactive homepage within the World Wide Web (http://www.newport.com). This marketing venture specifically addresses the large Internet-savvy portion of the Company's customer base
       - those in academia and research. As the World Wide Web gains acceptance within our other core markets, this tool will provide even greater advantages to the Company and our customers. Available on the Company's World Wide Web page are the latest products, a literature and information request format, technical/tutorial and application related material, market surveys, sales information and comprehensive company and financial overviews.

       RESEARCH AND PRODUCT DEVELOPMENT
       --------------------------------

       The Company is developing a number of new products and product enhancements to complement its AutoAlign fiber alignment system for the fiber optic communications market. During 1995 the Company developed a prototype LaserWeld(TM) packaging system for manufacturing optoelectronic devices for the high growth fiber optic communication industry. The Company's ROI subsidiary introduced the PolarisTM magnetic head pole geometry measurement system for the disk drive industry and LaserMAP software which integrates laser metrology into its video inspection systems for applications in the electronics packaging industry. The Company also introduced a series of X-ray goniometers for sale to the high energy physics research market. In addition, during 1995 the Company introduced a number of new products for the photonics research market and the traditional Laser Electro-Optical market. Management is committed to continued product development and intends to increase R&D spending by approximately one million dollars in 1996 over 1995 for development of new products and product improvements.

       PATENTS
       -------

       The Company has a number of patents, trademarks, exclusive marketing rights and licenses. Although these rights are considered to have value and the Company intends to defend such rights vigorously, the Company believes that its business relies primarily on its product performance, experience and marketing skill, and is not dependent upon patent rights.

       BACKLOG
       -------

       The consolidated backlog of all the Company's products was $19.3 million, $16.7 million and $14.6 million at December 31, 1995, 1994 and 1993, respectively. Approximately 31% of the consolidated backlog at December 31, 1995 was attributable to products manufactured in France.

       A significant portion of the products manufactured by the Company are manufactured for inventory with the goal of being able to make shipments upon receipt of an order. The remainder of the Company's products are made to order with typical lead times of three to twelve weeks. Because of these short response times and because orders are cancelable with little or no penalty, the Company does not believe that its backlog of orders at any particular date is a meaningful indicator of the Company's sales for any succeeding period.

       OPERATIONS BY GEOGRAPHIC AREA
       -----------------------------

       Upon the acquisition of the micro-positioning business of Micro-Controle in 1991, the existing Company European operations were supplemented by the Micro-Controle manufacturing operations in France and sales offices in France, Germany, the United Kingdom, Belgium, Italy and Spain. The Company closed its Spanish subsidiary and began distributing its products in Spain through a distributor during the fourth quarter of 1994. The Company also closed its subsidiary in Belgium during the fourth quarter of 1994 and is serving those customers with its sales personnel in the Netherlands and France. During the fourth quarter of 1994 the Company opened a branch office in Taiwan.

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

       In the United States the Company has manufacturing operations in Huntington Beach, Irvine and San Luis Obispo, California. Subsequent to the end of 1995 the Company acquired MikroPrecision with its manufacturing operations in a suburb of Minneapolis, Minnesota. The Company intends to relocate the ROI Huntington Beach operation into its Irvine, California facility during the second quarter of 1996.

       For information regarding the Company's operations by geographic area refer to Note 14 of Notes to Consolidated Financial Statements on page 30.

       INVESTMENTS
       -----------

       Marketable securities at December 31, 1994 and 1993 consisted of shares of common stock of publicly traded companies which were sold during 1995 and/or 1994. The shares were stated at fair market value in accordance with Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities (refer to Note 8 of Notes to Consolidated Financial Statements on page 26). Apart from the ownership of subsidiaries detailed in Exhibit 21 of this Form 10-K, Newport has minority ownership interests in several domestic companies involved in manufacturing laser-related and other high technology products.

       ITEM 2 PROPERTIES
       ------ ----------

       The Company's headquarters and principal California manufacturing operations are located at 1791 Deere Avenue, Irvine, California. The Company entered into a fifteen-year lease for the Deere Avenue property commencing in March 1992. In addition, the Company has manufacturing operations in leased facilities at Huntington Beach and San Luis Obispo, California and leases office space in Mountain View, California for its Western Region sales, service and application center. The company leases sales and service offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. The Company's centralized European distribution center is located at leased facilities in the Netherlands. The Company acquired in 1991, in connection with the acquisition of Micro-Controle, a building and land in Garden City, New York and several properties and buildings at various locations in France. During the first quarter of 1995 the Company relocated its New York manufacturing operations to Irvine, California and has leased the Garden City, New York property.

       ITEM 3 LEGAL PROCEEDINGS
       ------ -----------------

       The Company is not a party to any material legal proceedings other than ordinary routine litigation incidental to its business.

       ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ------ ---------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.


                                    PART II

       ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY
       ------ --------------------------------------------------------------
              HOLDER MATTERS
              --------------

       Price Range of Common Stock
       ---------------------------

       The Company's common stock is traded on the Nasdaq National Market under Nasdaq symbol NEWP. As of December 31, 1995, the Company had 1,659 common stockholders of record. Refer to Note 16, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 31 for quarterly share price and dividend payments.

       ITEM 6 SELECTED FINANCIAL DATA
       ------ -----------------------

       The following table presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 1995, 1994 and 1993, the five months ended December 31, 1992 and the years ended July 31, 1992, and 1991 restated to include financial information of ROI and LCI which were accounted for as poolings of interests (In thousands, except percent, per share and employment information):

                                                       1995        1994       1993       1992T*       1992        1991
                                                     --------    -------    --------    -------    ---------    -------
FOR THE YEAR:
Net sales                                            $101,961    $94,201     $93,573    $39,398     $ 94,925    $65,109
Cost of sales                                          55,421     51,811      51,747     21,887       53,378     35,882
                                                     --------    -------     -------    -------     --------    -------
Gross margin                                           46,540     42,390      41,826     17,511       41,547     29,227
Selling, general and administrative                    34,441     32,240      31,735     14,161       34,699     20,814
Research and development                                6,765      5,371       5,219      2,498        6,471      4,194
Restructuring expense and other special charges             -          -       6,263          -       13,795          -
                                                     --------    -------     -------    -------     --------    -------
Income (loss) from operations                           5,334      4,779      (1,391)       852      (13,418)     4,219
Interest expense                                       (1,593)    (1,782)     (2,321)    (1,540)      (2,911)      (570)
Other income (expense)                                  1,137      1,839       1,463        905        2,021      1,431
                                                     --------    -------     -------    -------     --------    -------
Income (loss) before income taxes                       4,878      4,836      (2,249)       217      (14,308)     5,080
Provision (benefit) for taxes                           1,003      1,654         951        744         (333)     1,398
                                                     --------    -------     -------    -------     --------    -------
 Net income (loss)                                   $  3,875    $ 3,182     $(3,200)   $  (527)    $(13,975)   $ 3,682
                                                     ========    =======     ========   ========    ========    =======
Percent to sales:
   Gross margin                                          45.6       45.0        44.7       44.4         43.8       44.9
   Selling, general and administrative                   33.8       34.2        33.9       35.9         36.6       32.0
   Research and development                               6.6        5.7         5.6        6.3          6.8        6.4
   Income (loss) from operations                          5.2        5.1        (1.5)       2.2        (14.1)       6.5
   Net income (loss)                                      3.8        3.4        (3.4)      (1.3)       (14.7)       5.7

PER SHARE:
Earnings (loss) per share                            $   0.45    $  0.38     $ (0.38)   $ (0.06)    $  (1.67)   $  0.44
Dividends paid per share                                 0.04       0.04        0.04       0.04         0.16       0.16
Equity per share                                         6.06       5.53        5.20       5.66         5.78       7.79

AT YEAR END:
Cash and marketable securities                       $  1,524    $ 3,624     $ 4,311    $ 3,436     $  6,593    $20,601
Customer receivables                                   20,547     18,755      16,946     18,678       21,065     16,009
Inventories                                            22,744     21,432      21,655     24,531       27,452     20,322
Other current assets                                    4,088      4,512       4,941      5,939        7,603      6,122
                                                     --------    -------     -------    -------     --------    -------
Current assets                                         48,903     48,323      47,853     52,584       62,713     63,054
Investments and other assets                            4,557      4,441       5,185      5,177        5,074     12,340
Property, plant and equipment                          22,327     23,044      24,145     30,415       31,175     14,189
Goodwill, net                                           8,161      8,846       8,852      9,747       10,893          -
                                                     --------    -------     -------    -------     --------    -------
   Total assets                                      $ 83,948    $84,654     $86,035    $97,923     $109,855    $89,583
                                                     ========    =======     =======    =======     ========    =======

Current liabilities                                  $ 20,330    $26,604     $24,085    $29,358     $ 34,893    $19,019
Deferred taxes                                          1,032        282       2,302      2,083        2,054      1,531
Long-term debt                                          9,899     11,117      16,005     19,246       24,704      4,047
Stockholders' equity                                   52,687     46,651      43,643     47,236       48,204     64,986
                                                     --------    -------     -------    -------     --------    -------
   Total liabilities and equity                      $ 83,948    $84,654     $86,035    $97,923     $109,855    $89,583
                                                     ========    =======     =======    =======     ========    =======

MISCELLANEOUS STATISTICS
Working capital                                      $ 28,573    $21,719     $23,768    $23,226     $ 27,820    $44,035
Average equivalent shares                               8,679      8,469       8,385      8,345        8,345      8,456
Common stock outstanding                                8,699      8,441       8,400      8,345        8,345      8,345
Worldwide employment at end of period                     662        650         676        743          805        552
Sales per employee (annualized)                      $    155    $   142     $   132    $   122     $    140    $   126

         * Transition period of five months ended December 31, 1992 because of change in year end.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
------ ------------------------------------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------

OVERVIEW
--------

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. This discussion includes the impact of the acquisition of RAM Optical Instrumentation, Inc. ("ROI") and Light Control Instruments, Inc. ("LCI") which were accounted for using the pooling of interests method, described more fully in Note 3 to the financial statements on page 23 of this Form 10-K. The discussion herein is qualified by reference to the Introductory Note above.

ACQUISITIONS In February 1995, the Company acquired all the outstanding
------------
capital stock of RAM Optical Instrumentation, Inc. ("ROI"), a manufacturer of video inspection systems, in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase ROI common shares was exchanged for an option to purchase 72,975 shares of the Company's common stock. In March 1995, the Company acquired all the outstanding stock of Light Control Instruments, Inc. ("LCI"), manufacturer of laser-diode instruments, in exchange for 128,000 shares of the Company's common stock.

These transactions have been accounted for as poolings of interests. Costs associated with these acquisitions totaling $0.1 million were charged to operations in the first quarter of 1995.

On January 2, 1996, the Company acquired, for cash plus additional consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in a suburb of Minneapolis, Minnesota. The acquisition will be accounted for as a purchase.

RESTRUCTURING  In response to the low level of sales experienced in Europe in
-------------
1993, the Company recorded restructuring and other special charges totaling $6.3 million ($5.1 million after taxes) a majority of which was related to its European operations. These charges included $3.3 million of non-cash charges to revalue surplus real estate in the U.S. and Europe, $2.2 million for severance and related costs and $0.8 million for equipment relocation costs, and carrying and selling costs associated with the real estate. Cash items totaled $3.0 million of which $1.2 million and $1.3 million were expended during 1995 and 1994, respectively, for severance and other related payroll liabilities, and costs to close facilities. It is expected that the balance of $0.5 million will be expended by March 31, 1996.

RESULTS OF OPERATIONS
---------------------

FINANCIAL ANALYSIS The following table sets forth, for the periods indicated,
------------------
certain income and expense items expressed as a percentage of the Company's total sales:

                                                             PERIOD-TO-PERIOD
                           PERCENTAGE OF TOTAL SALES        INCREASE (DECREASE)
                           -------------------------        -------------------
                            1995     1994      1993          1995         1994
                           ------   ------    ------        ------      -------
Net sales                  100.0%   100.0%    100.0%          8.2%         0.1%
Cost of sales               54.4     55.0      55.3           7.0            -
 Gross margin               45.6     45.0      44.7           9.8          1.3
Selling, general and
 administrative expense     33.8     34.2      33.9           6.8          1.6
Research and
 development expense         6.6      5.7       5.6          26.0          2.9
Restructuring expense          -        -       6.7             -       (100.0)
 Income from operations      5.2      5.1      (1.5)         11.6        443.6
Interest expense            (1.5)    (1.9)     (2.5)        (10.6)       (23.2)
Other income, net            1.1      2.0       1.6         (38.2)        25.7
Income taxes                 1.0      1.8       1.0         (39.4)        73.9
 Net income                  3.8      3.4      (3.4)         21.8        199.4

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
------ ------------------------------------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)
       --------------------------------------------------------

NET SALES  For 1995, 1994 and 1993, the Company's net sales totaled $102.0
---------
million, $94.2 million and $93.6 million, respectively. Net sales for 1995 increased $7.8 million compared with 1994, represented by increases of $5.6 million in domestic markets and $0.6 million in international markets combined with a favorable exchange rate effect of $1.6 million on sales denominated in foreign currencies. Net sales for 1994 increased modestly versus 1993, reflecting improvements in both domestic and international markets.

Domestic sales totaled $55.5 million, $49.9 million and $49.5 million for 1995, 1994 and 1993, respectively. Sales for 1995 increased $5.6 million compared with sales for 1994. The increase was attributable principally to increased sales revenue at ROI and LCI and to growth across core product lines. For 1994, domestic sales increased modestly compared with sales for 1993, primarily the result of strengthening sales of core precision micropositioning systems and continued improvement in newer growth markets.

International sales totaled $46.5 million, $44.3 million and $44.1 million for 1995, 1994 and 1993, respectively. The increase in 1995 compared with 1994 was attributable principally to strengthened sales in the major markets of Europe and the $1.6 million favorable exchange rate effect offset in park by declines in sales to the Pacific Rim. The Company believes the international sales decline in the Pacific Rim resulted primarily from the weak economic environment in Japan. International sales for 1994 increased compared with 1993 primarily the result of the growth in sales of ROI's products internationally.

The order rate in the U.S. continues to show moderate strength in response to the increasing sales and marketing emphasis on higher growth market niches in such industries as fiber optic communications, semiconductor and disk drive industries and on new products introduced in 1995. Management expects improvements in sales to the Pacific Rim (primarily Japan) as these economies strengthen in 1996. However, the order rate in Europe is not showing strength. Overall, management anticipates continued sales growth through 1996 from acquisitions, an improving U.S. economy and increased sales of ultrahigh precision positioning products.

OPERATING INCOME  Total costs and expenses for 1995, 1994 and 1993, were $96.6
----------------
million, $89.4 million and $95.0 million (including $6.3 million of restructuring and other special charges), respectively.

Gross margin when stated as a percentage of sales was 45.6%, 45.0% and 44.7% for 1995, 1994 and 1993, respectively. The improvements in gross margin were primarily attributable to restructuring activities and increased sales volume. Management anticipates that gross margin will improve further in 1996 as a result of increased sales volume and continued productivity improvements.

Selling, general and administrative (SG&A) expenses totaled $34.4 million, $32.2 million and $31.7 million for 1995, 1994 and 1993, respectively. SG&A expenses represented 33.8%, 34.2% and 33.9% of net sales in 1995, 1994 and 1993, respectively. Although SG&A expenses increased in 1995, they decreased as a percentage of sales. The increase in dollars was attributable in large part to non-recurring expenses related to an acquisition which was not consummated ($0.5 million), severance expenses ($0.4 million), the strengthening of the Company's operating management in Europe ($0.3 million) and an unfavorable exchange rate effect ($0.7 million). The increase in 1994 was attributable to the costs associated with strengthening the operating management of the Company. Management anticipates SG&A expenses in total will increase in 1996 but will be reduced further as a percent of sales as a result of increased sales volume.

Research and development (R&D) expenses totaled $6.8 million, $5.4 million and $5.2 million for 1995, 1994 and 1993, respectively. R&D expenses represented 6.6%, 5.7% and 5.6% of net sales in 1995, 1994 and 1993, respectively. The increases in R&D expenses in 1995 compared with 1994 and 1994 compared with 1993, were attributable primarily to the development of a number of new products and product enhancements to complement the AutoAlign(TM) fiber alignment system for the fiber optic communications market, a prototype LaserWeld(TM) packaging workstation and new products and software by the Company's ROI subsidiary. Management is committed to continued product development and intends to

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
------ ------------------------------------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)
       --------------------------------------------------------

increase R&D spending by approximately one million dollars in 1996 over 1995 for development of new products and product improvements.

Excluding the restructuring and other special charges, operating income totaled $5.3 million, $4.8 million and $4.9 million for 1995, 1994 and 1993, respectively. Operating income excluding restructuring and other special charges represented 5.2%, 5.1% and 5.2% of net sales in 1995, 1994 and 1993, respectively. Management anticipates that operating income will improve in 1996 primarily as a result of the anticipated sales growth.

During the past three years, inflation has not had any material effect on the Company's net sales, operating income or other results of operations.

INTEREST EXPENSE    Interest expense totaled $1.6 million, $1.8 million and $2.3
----------------
million for 1995, 1994 and 1993, respectively. The decreases in interest expense for the years 1995 and 1994 were attributable to a reduction in the average debt outstanding and reduced interest rates offset in part by the impact of the strengthening of the French franc against the US dollar. The Company anticipates interest expense will increase in 1996 primarily because of funds expended on the acquisition of MikroPrecision Instruments, Inc. offset in part by lower interest rates primarily as a result of the new credit agreement signed in the fourth quarter of 1995. This new credit agreement is described more fully in Note 9 to the financial statements on page 27 of this Form 10-K.

OTHER INCOME (EXPENSE)    Interest and dividend income totaled $0.1 million,
----------------------
$0.1 million and $0.2 million for 1995, 1994 and 1993, respectively.

Realized exchange gains (losses) were less than $0.1 million, and totaled $0.2 million, and $(0.2) million for 1995, 1994 and 1993, respectively. The gain in 1994 and the loss in 1993 were attributable primarily to the strengthening in 1994, and the weakening in 1993, of the European currencies compared with the U.S. dollar on current receivables denominated in European currencies.

The Company recorded investment gains and other income totaling $1.0 million, $1.5 million and $1.4 million in 1995, 1994 and 1993, respectively. The gains were attributable primarily to the sale of investments.

TAXES BASED ON INCOME    The effective tax rates for 1995, 1994 and 1993 were
---------------------
20.6%, 34.2% and 142.3%, respectively. The decrease in the 1995 effective tax rate was due in part to a $0.4 million reduction in the valuation reserve attributable to the net operating loss carryforwards of certain of its European subsidiaries because of an improvement in earnings. Approximately $0.4 million and $0.5 million of foreign income tax benefit was recorded because of the utilization of foreign losses in 1995 and 1994, respectively. Prior to 1994, net losses, principally in Europe, did not have a tax benefit recorded.

EMPLOYMENT    Worldwide employment of the Company totaled 662, 650 and 676 at
----------
December 31, 1995, 1994 and 1993, respectively. The increase in employment at December 31, 1995, was a result of the increased sales volume. The declines in employment at December 31, 1994 and 1993 were primarily the result of the restructuring activities. Sales per employee approximated $155,000, $142,000 and $132,000 during 1995, 1994 and 1993, respectively.

STOCKHOLDER'S EQUITY    The Company paid dividends totaling $0.3 million during
--------------------
1995, 1994 and 1993, respectively. This represents 4 cents per share during each of the respective periods.

Stockholders' equity increased from $43.6 million ($5.20 per share), at December 31, 1993 to $46.7 million ($5.53 per share) as of December 31, 1994 and to $52.7 million ($6.06 per share) as of December 31, 1995. The increases in 1995 and 1994 were attributable to the respective year earnings, issuance of stock under stock option and stock purchase plans, and unrealized exchange gains, offset in part by dividend payments.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS
------ ------------------------------------
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)
       --------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL AND LIQUIDITY    Net cash provided by operating activities of
-----------------------------
$5.7 million in 1995 was primarily attributable to the Company's operating income for 1995, non-cash items principally depreciation and amortization, and changes in operating assets and liabilities.

Net cash used in investing activities of $1.0 million in 1995 was attributable principally to the Company's purchases of property, plant and equipment, partially offset by proceeds from sales of investments and marketable securities.

Net cash used in financing activities of $6.0 million in 1995 was attributable principally to cash paid to reduce debt, partially offset by proceeds from the issuance of common stock under employee agreements.

Cash paid to reduce debt totaled $7.4 million, $2.9 million and $3.5 million during 1995, 1994 and 1993, respectively. The debt reductions in 1995 and 1994 were offset in part by translation losses of $1.2 million in 1995 and $1.7 million in 1994 as a result of the weakening of the U.S. dollar versus the French franc.

On December 20, 1995, the Company signed a credit agreement with a bank for a $15.0 million unsecured line of credit to support the Company's domestic operation and a $2.0 million unsecured line of credit to support the Company's European requirements. This new credit agreement with interest at prime plus 0.5%, or LIBOR plus 2.0%, was used to repay amounts owed on credit agreements with two U.S. financial institutions and provide funds for the acquisition of MikroPrecision Instruments, Inc. on January 2, 1996. At December 31, 1995, the amount outstanding under this line of credit was $7.0 million with the remaining $9.8 million available after reflecting outstanding letters of credit. During the first quarter of 1996, the Company reached an agreement in principle for $20.0 million of long-term financing from an insurance company which, if consummated, would refinance a significant portion of its outstanding debt during the first half of 1996 and could reduce its after-tax borrowing.

The Company believes its current working capital position together with estimated cash flows from operations, its existing financing availability and anticipated refinancing are adequate for operations in the ordinary course of business, acquisitions, anticipated capital expenditures and debt payment requirements.

CAPITAL EXPENDITURES    Capital expenditures for plant improvements and new
--------------------
equipment, aggregated $2.5 million, $2.1 million, and $2.1 million for 1995, 1994 and 1993, respectively. The Company anticipates significant increases in capital expenditures in 1996 compared with 1995 primarily for capacity expansion at MikroPrecision.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------ -------------------------------------------

Consolidated financial statements of the Company as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, the report of independent auditors thereon and the Company's unaudited quarterly financial data for 1995 and 1994 are referenced in Item 14 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------ -------------------------------------------------------------------------
       DISCLOSURE
       ----------

Not applicable.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------- --------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1995 in connection with its June 5, 1996, Annual Meeting of Stockholders.

       ITEM 11 EXECUTIVE COMPENSATION
       ------- ----------------------

       The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1995 in connection with its June 5, 1996, Annual Meeting of Stockholders.

       ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       ------- --------------------------------------------------------------

       The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1995 in connection with its June 5, 1996, Annual Meeting of Stockholders.

       ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       ------- ----------------------------------------------

          There were no relationships or transactions required to be reported under Item 404 of Regulation S-K.


                                    PART IV

       ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
       ------- ----------------------------------------------------------------

        (a)  1. Financial Statements and Financial Statement Schedules
             ---------------------------------------------------------

       Report of Independent Auditors                         16

       FINANCIAL STATEMENTS:
       ---------------------
       Consolidated statement of operations for the years
        ended December 31, 1995, 1994 and 1993                17


       Consolidated balance sheet at December 31, 1995 and
        1994                                                  18

       Consolidated statement of cash flows for the years
        ended December 31, 1995, 1994 and 1993                19


       Consolidated statement of stockholders' equity for
        the years ended December 31, 1995, 1994 and 1993      20


       Notes to consolidated financial statements             21 - 31

       FINANCIAL STATEMENT SCHEDULES:
       ------------------------------
       II - Consolidated valuation accounts                   32

       All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.


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

       ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               ------------------------------------------------------
               FORM 10-K (CON'T)
               -----------------

       Exhibit 10.1 Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California
                     (incorporated by reference to Exhibit 10.1 of the Company's
                     Annual Report on Form 10-K for the year ended July 31,
                     1992).

       Exhibit 10.3 1992 Incentive Stock Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).

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

       Exhibit 10.7  Form of Severance Compensation Agreement between Newport
                     Corporation and certain Executive Officers (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

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

       Exhibit 10.9 Stock Purchase Agreement dated as of February 14, 1995, among Newport Corporation as Purchaser, RAM Optical
                     Instrumentation, Inc. and Mark G. Arenal, Harry J. Brown,
                     The Harry & Patricia Brown Living Trust 1994, John G.
                     Hartwell, and The John G. Hartwell Family Trust Established
                     1/3/90 as Sellers (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed March 15, 1995).

       Exhibit 10.10 Credit Agreement dated as of December 20, 1995 between
                     Newport Corporation and ABN AMRO Bank N.V., Los Angeles
                     International Branch                                    34

       Exhibit 21    Subsidiaries of Registrant                              93

       Exhibit 23    Consent of Independent Auditors                         94

       Exhibit 27    Financial Data Schedule (Article 5 of Regulation S-X)   95

       (b) Reports on Form 8-K
           -------------------
       The Company filed no Reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION

       /s/ RICHARD E. SCHMIDT
       ---------------------
       Richard E. Schmidt, Chairman of the Board
        (Principal Executive Officer)


       /s/ ROBERT C. HEWITT
       --------------------
       Robert C. Hewitt, Vice President, Chief Financial Officer, Secretary and Treasurer
        (Chief Financial Officer)


       /s/ GERALD A. DECICCIO
       ---------------------
       Gerald A. DeCiccio, Corporate Controller
         (Principal Accounting Officer)

                                 Date:  March 28,1996
                                        -------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ R. JACK APLIN                                       March 28, 1996
       -----------------                                       --------------
       R. Jack Aplin, Member of the Board                           Date


       /s/ ROBERT L. GUYETT                                    March 28, 1996
       --------------------                                    --------------
       Robert L. Guyett, Member of the Board                        Date


       /s/ LOUIS B. HORWITZ                                    March 28, 1996
       --------------------                                    --------------
       Louis B. Horwitz, Member of the Board                        Date


       /s/ DAN L. MCGURK                                       March 28, 1996
       -----------------                                       --------------
       Dan L. McGurk, Member of the Board                           Date


       /s/ C. KUMAR N. PATEL                                   March 28, 1996
       ---------------------                                   --------------
       C. Kumar N. Patel, Member of the Board                       Date


       /s/ JOHN T. SUBAK                                       March 28, 1996
       -----------------                                       --------------
       John T. Subak, Member of the Board                           Date

                         Report of Independent Auditors



       The Board of Directors and Stockholders
       Newport Corporation


       We have audited the accompanying consolidated balance sheet of Newport Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                      ERNST & YOUNG LLP

       Orange County, California
       February 9, 1996

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except
per share amounts)
                                                     Years Ended December 31,
                                                 -------------------------------
                                                   1995       1994        1993
                                                 --------    -------     -------
Net sales                                        $101,961    $94,201     $93,573
Cost of sales                                      55,421     51,811      51,747
                                                 --------    -------     -------
Gross profit                                       46,540     42,390      41,826
Selling, general and administrative expense        34,441     32,240      31,735
Research and development expense                    6,765      5,371       5,219
Restructuring and other special charges                 -          -       6,263
                                                 --------    -------     -------
Income (loss) from operations                       5,334      4,779      (1,391)
Interest expense                                   (1,593)    (1,782)     (2,321)
Other income, net                                   1,137      1,839       1,463
                                                 --------    -------     -------
Income (loss) before income taxes                   4,878      4,836      (2,249)
Income tax provision                                1,003      1,654         951
                                                 --------    -------     -------
Net income (loss)                                $  3,875    $ 3,182     $(3,200)
                                                 ========    =======     =======
Net income (loss) per share                         $0.45      $0.38      $(0.38)
                                                 ========    =======     =======
Number of shares used to calculate
net income (loss) per share                         8,679      8,469       8,385
                                                 ========    =======     =======
Dividends per share                                 $0.04      $0.04       $0.04
                                                 ========    =======     =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                           CONSOLIDATED BALANCE SHEET

       (Dollars in thousands, except stated value per share)
                                                                                 December 31,
                                                                             -------------------
                                                                              1995        1994
                                                                             -------     -------
       ASSETS
       Current assets:
         Cash and cash equivalents                                           $ 1,524     $ 3,014
         Marketable securities                                                    --         610
         Customer receivables, net                                            19,767      18,755
         Other receivables                                                       780       1,912
         Inventories                                                          22,744      21,432
         Deferred tax assets                                                   2,570         693
         Other current assets                                                  1,518       1,907
                                                                             -------     -------
          Total current assets                                                48,903      48,323
       Investments, notes receivable and other assets                          4,557       4,441
       Property, plant and equipment, at cost, net                            22,327      23,044
       Goodwill, net                                                           8,161       8,846
                                                                             -------     -------
                                                                             $83,948     $84,654
                                                                             =======     =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
         Accounts payable                                                    $ 5,054     $ 5,393
         Accrued payroll and related expenses                                  5,143       4,679
         Taxes based on income                                                 1,261       1,308
         Accrued restructuring liabilities, net                                  513       2,364
         Current portion of long-term debt                                     5,286      10,316
         Other accrued liabilities                                             3,073       2,544
                                                                             -------     -------
          Total current liabilities                                           20,330      26,604
       Deferred taxes                                                          1,032         282
       Long-term debt                                                          9,899      11,117
       Commitments (Note 10)

       Stockholders' equity:
         Common stock, $.35 stated value, 20,000,000 shares authorized;
          8,699,000 shares issued and outstanding at December 31, 1995;
          8,441,000 shares at December 31, 1994                                3,045       2,954
         Capital in excess of stated value                                     7,609       5,771
         Unamortized deferred compensation                                      (369)       (251)
         Unrealized gain on marketable securities                                 --         343
         Unrealized translation loss                                          (1,773)     (2,778)
         Retained earnings                                                    44,175      40,612
                                                                             -------     -------
          Total stockholders' equity                                          52,687      46,651
                                                                             -------     -------
                                                                             $83,948     $84,654
                                                                             =======     =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 (In thousands)
                                                                            Years Ended December 31,
                                                                         ------------------------------
                                                                           1995       1994       1993
                                                                         --------   --------   --------
       OPERATING ACTIVITIES:
         Net income (loss)                                               $ 3,875    $ 3,182    $(3,200)
         Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
           Depreciation and amortization                                   4,940      4,622      5,638
           Net gains from sales of investments                              (832)    (1,685)    (1,260)
           Increase in provision for losses on
             receivables, inventories and investments                      1,940      1,129      1,366
           Deferred income taxes                                            (889)    (1,126)        (2)
           Realized foreign currency (gains) losses, net                      (8)      (175)       158
           Restructuring and other special charges                             -          -      6,263
           Other non-cash (income) loss                                      (86)        79          -
           Changes in operating assets and liabilities:
            Receivables                                                      561     (1,799)     1,471
            Inventories                                                   (2,492)       234      1,660
            Other current assets                                             232       (517)       171
            Accounts payable and other accrued expenses                   (2,488)    (3,358)    (6,807)
            Taxes based on income                                            (50)     2,203        (19)
            Translation gain (loss) related to operating activities        1,127        (19)    (1,989)
            Other, net                                                      (132)       222       (207)
                                                                         -------    -------    -------
       Net cash provided by operating activities                           5,698      2,992      3,243
                                                                         -------    -------    -------

       INVESTING ACTIVITIES:
         Proceeds from sales of investments
             and marketable securities                                     1,319      2,205      1,386
         Purchases of property, plant and equipment                       (2,513)    (2,142)    (2,139)
         Disposition of property, plant and equipment                         50        434        454
         Other, net                                                           97        164         20
                                                                         -------    -------    -------
       Net cash provided by (used in) investing activities                (1,047)       661       (279)
                                                                         -------    -------    -------

       FINANCING ACTIVITIES:
         Increase (decrease) in short-term borrowings                     (5,512)     2,450        (76)
         Repayment of long-term borrowings                                (1,859)    (5,394)    (3,455)
         Cash dividends paid                                                (312)      (299)      (304)
         Issuance of common stock under
             employee agreements including
             associated tax benefit                                        1,675         99         91
                                                                         -------    -------    -------
       Net cash used in financing activities                              (6,008)    (3,144)    (3,744)

       Effect of foreign exchange rate changes on cash                      (133)       (32)      (119)
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,490)       477       (899)
       Cash and cash equivalents at beginning of year                      3,014      2,537      3,436
                                                                         -------    -------    -------
       CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 1,524    $ 3,014    $ 2,537
                                                                         =======    =======    =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


(Amounts in thousands, except
share and per share amounts)                                                       Unrealized
                                                    Capital in      Unamortized      gain on      Unrealized
                                     Common          excess of       deferred      marketable    translation    Retained
                                     stock         stated value    compensation    securities    adjustments    earnings     Total
                                ----------------   -------------   -------------   -----------   ------------   ---------   --------

Balance at December 31, 1992         $2,920          $5,265           $   -         $   -          $(2,181)      $41,233    $47,237
----------------------------
Cash dividends to Newport
 shareholders ($0.04 per share)           -               -               -             -                -          (280)      (280)
Cash dividends to ROI
 shareholders                             -               -               -             -                -           (24)       (24)
Issuance of common stock
 under employee agreements
 for cash                                 6              85               -             -                -             -         91
Grants of restricted stock               13             204            (217)            -                -             -          -
Amortization of deferred
 compensation                             -               -              43             -                -             -         43
Unrealized gain on marketable
 equity securities, net of
 income taxes                             -               -               -           979                -             -        979
Net loss                                  -               -               -             -                -        (3,200)    (3,200)
Unrealized translation loss               -               -               -             -           (1,203)            -     (1,203)

                                ----------------   -------------   -------------   -----------   ------------   ---------   --------


Balance at December 31, 1993          2,939           5,554            (174)          979           (3,384)       37,729     43,643
----------------------------
Cash dividends to Newport
 shareholders ($0.04 per share)           -               -               -             -                -          (281)      (281)
Cash dividends to ROI
 shareholders                             -               -               -             -                -           (18)       (18)
Issuance of common stock
 under employee agreements
 for cash                                 7              92               -             -                -             -         99
Grants of restricted stock               11             169            (180)            -                -             -          -
Forfeiture of restricted
 stock grants                            (3)            (44)             47             -                -             -          -
Amortization of deferred
 compensation                             -               -              56             -                -             -         56
Reduction in unrealized gain
 on marketable equity
 securities, net of income
 taxes                                    -               -               -          (636)               -             -       (636)
Net income                                -               -               -             -                -         3,182      3,182
Unrealized translation gain               -               -               -             -              606             -        606
                                ----------------   -------------   -------------   -----------   ------------   ---------   --------


Balance at December 31, 1994          2,954           5,771            (251)          343           (2,778)       40,612     46,651
----------------------------
Cash dividends ($0.04 per share)          -               -               -             -                -          (312)      (312)
Issuance of common stock
 under employee agreements
 for cash including
 associated tax benefit                  55           1,134               -             -                -             -      1,189
Issuance of common stock
 under employee stock purchase
 plan for cash                           25             461               -             -                -             -        486
Grants of restricted stock               14             293            (307)            -                -             -          -
Forfeiture of restricted
 stock grants                            (3)            (50)             53             -                -             -          -
Amortization of deferred
 compensation                             -               -             136             -                -             -        136
Reduction in unrealized gain on
 marketable equity securities,
 net of income taxes (note 8)             -               -               -          (343)               -             -       (343)
Net income                                -               -               -             -                -         3,875      3,875
Unrealized translation gain               -               -               -             -            1,005             -      1,005
                                ----------------   -------------   -------------   -----------   ------------   ---------   --------

BALANCE AT DECEMBER 31, 1995         $3,045          $7,609           $(369)        $   -          $(1,773)      $44,175    $52,687
                                ================   =============   =============   ===========   ============   =========   ========

                            See accompanying notes.

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization Newport Corporation (the "Company") is a leading worldwide manufacturer and marketer of precision equipment for scientists and engineers who develop and apply technology involving lasers and optics. The Company also uses its precision positioning expertise to serve such high technology industries as semiconductor manufacturing, telecommunications, data storage, life science and health care and analytical instrumentation. Customers include Fortune 500 corporations, national research laboratories, government and educational institutions.

         Consolidation The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been restated for all periods presented to reflect the acquisitions of ROI and LCI (Note 3) which have been accounted for using the pooling of interests method. The accounts of the Company's subsidiaries in Europe, and for 1993 in Japan, have been consolidated using a one-month lag. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

         Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, inventory obsolescence reserves, income tax valuation allowance, investment reserves, litigation settlement costs and future undiscounted cash flows used in the analysis of the impairment of long-lived assets.

         Sales  A sale is recorded when title passes to customers.

         Income taxes The Company recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

         Depreciation and amortization The cost of buildings, machinery and equipment, and leasehold improvements is depreciated generally using an accelerated method based on a declining balance formula over estimated useful lives ranging from three to thirty one years. Leasehold improvements are generally amortized over the term of the lease.

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

         Fair Values of Financial Instruments Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates its carrying value because of their variable rates of interest. The carrying amounts of the forward exchange contracts, if any, equal fair value and are adjusted each balance sheet date for changes in exchange rates.

         Investments Marketable securities are considered available-for-sale and are stated at fair market value. The excess of fair market value over cost is included as a separate component of Stockholders' Equity. Nonmarketable investments are stated at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

         Intangible Assets Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is amortized on a straight-line basis over its estimated useful life of twenty years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. At December 31, 1995, accumulated amortization of intangible assets, principally goodwill, aggregated $2.7 million.

         Long-Lived Assets The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), in March 1995. The Company adopted SFAS No. 121 during 1995. In accordance with SFAS No. 121, the Company reviewed its long-lived assets and certain identifiable intangibles for impairment. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets, including goodwill, existed at December 31, 1995.

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

         The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at December 31, 1995.

         Stock Option Plans The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), in October 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. The new accounting standards prescribed by SFAS No. 123 are optional, and the Company may continue to account for its plans under previous accounting standards. The Company does not expect to adopt the new accounting standards, consequently, SFAS No. 123 will not have an impact on the Company's consolidated results of operations or financial position. However, pro forma disclosures of net earnings and earnings per share will be made in 1996 as if the SFAS No. 123 accounting standards had been adopted.

NOTE 2   RESTRUCTURING

         In response to the low level of sales experienced in Europe in 1993, the Company recorded restructuring and other special charges totaling $6.3 million ($5.1 million after taxes) a majority of which was related to its European operations. These charges included $3.3 million of non-cash charges to revalue surplus real estate in the U.S. and Europe, $2.2 million for severance and related costs and $0.8 million for equipment relocation costs, and carrying and selling costs associated with the real estate. Cash items totaled $3.0 million of which $1.2 million and $1.3 million were expended during 1995 and 1994, respectively, for severance and other related payroll liabilities, and costs to close facilities. It is expected that the balance of $0.5 million will be expended by March 31, 1996.

NOTE 3   ACQUISITIONS

         In February 1995, the Company acquired all the outstanding capital stock of RAM Optical Instrumentation, Inc. ("ROI"), a manufacturer of video inspection systems, in exchange for 1,251,000 shares of its common stock. Additionally, an option to purchase ROI common shares was exchanged for an option to purchase 72,975 shares of the Company's common stock. In March 1995, the Company acquired all the outstanding stock of Light Control Instruments, Inc. ("LCI"), a manufacturer of laser-diode instruments, in exchange for 128,000 shares of the Company's common stock.

         These transactions have been accounted for as poolings of interests. Costs associated with these acquisitions totaling $0.1 million were charged to operations in the first quarter of 1995.

         Net sales and net income (loss) of Newport, ROI and LCI for the periods preceding the acquisitions were:

         (In thousands)
                                           Newport     ROI       LCI      Combined
                                          --------   -------   --------   ---------
         Year ended December 31, 1994:
            Net sales                     $85,637    $8,039    $   525     $94,201
            Net income (loss)               3,339      (145)       (12)      3,182

         Year ended December 31, 1993:
            Net sales                      84,147     9,069        357      93,573
            Net income (loss)              (3,746)      566        (20)     (3,200)

NOTE 4   CUSTOMER RECEIVABLES

         Customer receivables consist of the following:

         (In thousands)                                 December 31,
                                                    -------------------
                                                       1995        1994
                                                    -------     -------
         Customer receivables                       $20,304     $19,215
         Less allowance for doubtful accounts           537         460
                                                    -------     -------
                                                    $19,767     $18,755
                                                    =======     =======

         The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

NOTE 5   INVENTORIES

         Inventories are stated at cost, determined on either a first-in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

         Inventories consist of the following:

         (In thousands)                               December 31,
                                                 ----------------------
                                                  1995         1994
                                                 -------   ------------
         Raw materials and purchased parts      $ 6,027        $ 7,350
         Work in process                          4,103          3,541
         Finished goods                          12,614         10,541
                                                -------        -------
                                                $22,744        $21,432
                                                =======        =======

NOTE 6   INCOME TAXES

         The provision (benefit) for taxes based on income (loss) consists of the following:

          (In thousands)              Years Ended December 31,
                                ------------------------------------
                                 1995            1994          1993
                                ------         -------        ------
          Current:
            Federal             $  935         $ 2,615        $ 877
            State                   85             (35)          90
            Foreign                303             200           (7)
          Deferred:
            Federal                 74          (1,114)        (364)
            State                   14             (12)         355
            Foreign               (408)              -            -
                                ------         -------        -----
                                $1,003         $ 1,654        $ 951
                                ======         =======        =====

         The provision (benefit) for taxes based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

        (In thousands)
                                                                          Years Ended December 31,
                                                                     ---------------------------------
                                                                       1995         1994         1993
                                                                     ------        ------       ------
       Income tax provision (benefit) at statutory rate              $1,658        $1,644       $ (765)
       Increase (decrease) in taxes resulting from:
         Foreign losses not currently benefited                          90           432        1,508
         Non deductible goodwill amortization                           191           182          174
         Utilization of foreign loss carryforwards                     (422)         (527)           -
         Reduction in valuation allowance                              (408)            -            -
         State income taxes, net of federal income tax benefit           65           (31)         294
         Foreign Sales Corporation income                              (156)          (79)         (14)
         Other, net                                                     (15)           33         (246)
                                                                     ------        ------       ------
                                                                     $1,003        $1,654       $  951
                                                                     ======        ======       ======

       Deferred tax assets and liabilities determined in accordance with SFAS 109 reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

       In 1995, the Company reduced the valuation allowance applicable to foreign net operating loss carryforwards by $408,000 due to an improvement in earnings of certain of its European subsidiaries.

       Temporary differences and net operating loss carryforwards which give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

       (In thousands)                                                  December 31,
                                                                   ---------------------
                                                                    1995         1994
                                                                   -------    ----------
       Deferred tax assets:
         Net operating loss carryforwards                          $ 9,834      $ 10,677
         Accrued restructuring liabilities                             188           785
         Accruals not currently deductible for tax purposes          1,958         1,932
         Other                                                         100           142
         Valuation allowance                                        (9,375)      (11,462)
                                                                   -------      --------
           Total deferred tax asset                                  2,705         2,074
       Deferred tax liabilities:
         Accelerated depreciation methods used for tax purposes        922         1,033
         Unrealized gain on marketable securities                        -           228
         Other                                                         245           402
                                                                   -------      --------
           Total deferred tax liability                              1,167         1,663
                                                                   -------      --------
       Net deferred tax asset                                      $ 1,538      $    411
                                                                   =======      ========

         The Company has foreign net operating loss carryforwards totaling approximately $25.8 million at December 31, 1995, of which approximately $0.2 million expires in 1996, $0.1 million expires in 1998, with the balance principally expiring in the years 2007 through 2010. The Company also has California net operating loss carryforwards totaling approximately $0.8 million, which expire in 1998. For financial reporting purposes, a valuation allowance has been recorded primarily to offset the deferred tax asset related to foreign net operating loss carryforwards. Approximately $2.9 million of the valuation allowance will be allocated to reduce goodwill when realized. Approximately $0.2 million and $0.4 million of the valuation allowance realized was allocated to goodwill for 1995 and 1994, respectively.

         Net income taxes paid for 1995, 1994 and 1993 totaled $1.0 million, $0.3 million and $1.1 million, respectively.

NOTE 7   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, including capitalized lease assets, consist of the following:


         (In thousands)                        December 31,
                                            ------------------
                                             1995       1994
                                            -------   --------
         Land                               $ 2,238   $ 2,115
         Buildings                           13,366    12,671
         Leasehold improvements               7,500     7,176
         Machinery and equipment             19,510    19,119
         Office equipment                     8,865     7,596
                                            -------   -------
                                             51,479    48,677
         Less accumulated depreciation       29,152    25,633
                                            -------   -------
                                            $22,327   $23,044
                                            =======   =======

NOTE 8   INVESTMENTS,  NOTES RECEIVABLE AND OTHER ASSETS

         Investments, notes receivable and other assets consist of the following:

         (In thousands)                                     December 31,
                                                       ---------------------
                                                        1995           1994
                                                       ------         ------
         Marketable securities available-for-sale      $    -         $  610
         Nonmarketable investments                      3,966          3,840
         Notes receivable                                   -             97
         Other assets                                     591            504
                                                       ------         ------
                                                        4,557          5,051
         Less current portion                              -             610
                                                       ------         ------
                                                        4,557         $4,441
                                                       ======         ======

         Marketable securities available-for-sale which consisted of shares of common stocks of publicly traded companies, were sold in 1995. At December 31, 1994 they were stated at fair market which resulted in gross unrealized gains of $0.5 million. The excess of fair market value over cost (net of deferred income taxes of $0.2 million at December 31, 1994) is included as a separate component of Stockholders' Equity. Gross proceeds resulting from the sale of these securities were $0.9 million, $1.2 million and $1.4 million 1995, 1994 and 1993, respectively. Realized gains and losses on sale of these securities are based on the difference between the selling price and historical cost. Realized gains of $0.8 million, $1.1 million and $1.3 million are reflected as other income for 1995, 1994 and 1993, respectively.

         Nonmarketable investments consist primarily of investments in private companies, including a 25% interest in a US supplier and a 29% interest in a company active in laser and electro-optical technology, stated at cost, adjusted for the Company's proportionate share of undistributed earnings or losses. The Company made purchases of approximately $3.8 million, $3.8 million, and $4.2 million from that supplier during 1995, 1994 and 1993, respectively.

         Notes receivable are carried at lower of amortized cost or net realizable value. Other assets consist primarily of patents and license agreements.

NOTE 9   LONG-TERM DEBT

         Long-term debt consists of the following:

         (Dollar amounts in thousands)                                                    December 31,
                                                                                       ------------------
                                                                                         1995      1994
                                                                                       -------   --------
         Credit agreements:
           Prime + 0.5%, maturing December 1997                                        $ 4,555   $     -
           Prime + 1%, maturing June 1996                                                    -     6,378
           PIBOR + 1%, maturing March 31, 1996, payable in French francs               $     -     2,434
           Prime + 1%, maturing August 1995                                                  -       249
         Term notes:
           PIBOR + 1.35%, maturing October 1997, payable in French francs                5,097     7,024
           LIBOR + 2%, maturing March 1996                                               2,448         -
           Prime + 1%, maturing June 1996                                                    -     1,185
         Capitalized lease obligations, payable in varying installments to 2005,
           in French francs                                                              2,991     3,015
         Equipment loans                                                                    94         -
         Mortgages payable:
           Various (9.2% to 12.75%), maturing from 1995 to 1999,
             payable in French francs                                                        -     1,148
                                                                                       -------   -------
                                                                                        15,185    21,433
         Less current portion                                                            5,286    10,316
                                                                                       -------   -------
                                                                                       $ 9,899   $11,117
                                                                                       =======   =======

         On December 20, 1995, the Company signed a credit agreement with a bank for a $15.0 million unsecured line of credit to support the Company's domestic operations and a $2.0 million unsecured line of credit to support the Company's European requirements. This new credit agreement provides for interest at prime plus 0.5%, or LIBOR (London Interbank Offered Rate) plus 2.00%, proceeds from the line were used to repay amounts owed on credit agreements with two U.S. financial institutions as well as provide funds for the acquisition of MikroPrecision Instruments, Inc. on January 2, 1996. The line has no annual facility fee and an unused line fee of 0.375 percent. At December 31, 1995, the amount outstanding under this line of credit was $7.0 million and amounts available for borrowing under the line totaled $9.8 million after reflecting outstanding letters of credit. The prime rate was 8.5% at December 31, 1995. The weighted average interest rate was 9.9% and 10.2% for 1995 and 1994, respectively. Under the terms of the agreement, the Company is required to comply with various covenants, including covenants limiting the ability of the Company and its subsidiaries to pledge assets or incur liens on assets, requiring the Company to maintain specified ratios, and levels of tangible net worth and net income, and limiting the amount of capital expenditures and dividends.

         The Company has a line of credit with a consortium of foreign banks which provides for advances up to a limit of 25.0 million French francs (approximately $5.1 million) with interest at 1% above PIBOR (Paris Interbank Offered Rate), collateralized by eligible receivables. There were no borrowings outstanding under this agreement at December 31, 1995. During the first quarter of 1996, the Company anticipates that this line will be replaced by the $2 million available under the new credit agreement. The weighted average interest rate was 8.5% and 7.6% for 1995 and 1994, respectively.

         The Company has term notes with the same consortium of foreign banks which, at December 31, 1995, totaled 25.0 million French francs (approximately $5.1 million) with interest at 1.6% above PIBOR prior to October 1, 1995 and 1.35% above PIBOR after that date, secured generally by assets of Micro-Controle with a carrying value of 110.8 million French francs (approximately $22.6 million) at December 31, 1995. The six-month PIBOR was 6.3% at December 31, 1995. Repayment is due in two annual installments commencing in October 1996.

         Capitalized lease obligations of 14.7 million French francs (approximately $3.0 million) relate to real estate and equipment. The book value of assets under capital leases at December 31, 1995, was
         19.1 million French francs (approximately $2.5 million), net of accumulated amortization of 6.7 million French francs (approximately $1.4 million).

         Required annual payments are as follows:

          (In thousands)                    Capitalized     Borrowings,
                                                Lease      Mortgages and
          For years ending December 31,     Obligations      Term Notes
                                            -----------    -------------
          1996                                  $  519         $ 4,997
          1997                                     523           7,103
          1998                                     527              94
          1999                                     531               -
          2000                                     464               -
          Thereafter                             1,561               -
                                                ------         -------
                                                 4,125         $12,194
                                                               =======
          Less interest                          1,134
                                                ------
                                                $2,991
                                                ======

         Interest paid for 1995, 1994 and 1993, totaled $1.4 million, $1.5 million and $2.4 million, respectively.

NOTE 10  COMMITMENTS

         The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows (in thousands):

         For years ending December 31,
         1996                               $ 2,297
         1997                                 2,114
         1998                                 1,882
         1999                                 1,745
         2000                                 1,641
         Thereafter                          10,624

         The principal lease expires in 2007. Future sublease income is estimated at $1.6 million. Rental expense under all leases totaled $2.6 million, $2.6 million and $2.4 million for 1995, 1994 and 1993, respectively.

NOTE 11  STOCK OPTION PLANS

         The Company's stock option plan provides that the number of shares available for issuance as either stock options or restricted stock increases on the last day of each fiscal year by an amount equal to 2% of the then outstanding shares. Options have been granted to directors, officers and key employees at a price not less than fair market value at the dates of grants. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of stated value. The fair market value of restricted stock at date of grant is amortized to expense over the vesting period of five years.

         The following table summarizes option plan and restricted stock activity for the years ended December 31, 1995 and 1994:


                                                       Restricted
                                                          Stock       Options        Total
                                                       -----------   ----------   -----------
         Amounts outstanding at December 31, 1993          37,000      970,900     1,007,900
         Granted                                           32,000      181,470       213,470
         Exercised                                        (10,250)     (16,750)      (27,000)
         Canceled                                          (8,000)    (132,864)     (140,864)
                                                       -----------   ----------   -----------
         Amounts outstanding at December 31, 1994          50,750    1,002,756     1,053,506
         Granted                                           41,000      320,475       361,475
         Exercised                                        (10,000)    (155,520)     (165,520)
         Canceled                                          (8,250)    (149,196)     (157,446)
                                                       -----------   ----------   -----------
         Amounts outstanding at December 31, 1995          73,500    1,018,515     1,092,015
                                                       ===========   ==========   ===========

         At December 31, 1995:
         Exercise prices of outstanding options                              $5.00 to $13.50
         Shares available for future grants                                          540,190
         Options exercisable                                                         648,265

         Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company and selected subsidiaries with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2005. An aggregate of 250,000 shares of common stock is available for purchase under the Purchase Plan. There were 70,850 shares issued under the Purchase Plan during 1995.

NOTE 12  OTHER INCOME

         Other income consisted of the following:


         (In thousands)                                         Years Ended December 31,
                                                            -------------------------------
                                                             1995        1994        1993
                                                            ------     ---------   --------
         Interest and dividend income                       $   95        $  143     $  229
         Realized foreign currency gains (losses), net           8           175       (158)
         Gains on sale of investments, net                     832         1,404      1,260
         Other                                                 202           117        132
                                                            ------        ------     ------
                                                            $1,137        $1,839     $1,463
                                                            ======        ======     ======

NOTE 13  ADVERTISING

         The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

         Direct-response advertising consists primarily of sales brochures and catalogues. The capitalized costs are amortized over estimated future benefit periods ranging from three months to two years.

         Advertising materials of $0.6 million and $0.3 million were reported as assets at December 31, 1995 and 1994, respectively. Advertising expense was $1.6 million, $1.6 million and $1.3 million for 1995, 1994 and 1993, respectively.

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

         Information concerning the Company's operations by geographic segment is as follows:

         (In thousands)                                                             Years Ended December 31,
                                                                              -----------------------------------
                                                                                1995          1994         1993
                                                                              --------      --------     --------
         Sales to unaffiliated customers:
         United States                                                        $ 64,769      $ 59,211     $ 55,469
         Europe                                                                 35,087        30,926       32,595
         Other areas                                                             2,105         4,064        5,509
                                                                              --------      --------     --------
                                                                              $101,961      $ 94,201     $ 93,573
                                                                              ========      ========     ========

         Sales between geographic areas (based on invoiced prices):
         United States                                                        $  7,233      $  7,784     $  8,951
         Europe                                                                 11,489         9,095        8,251
         Intercompany eliminations                                             (18,722)      (16,879)     (17,202)
                                                                              --------      --------     --------
                                                                              $     --      $     --     $     --
                                                                              ========      ========     ========

         Income (loss) before taxes:
         United States                                                        $  4,215      $  4,693     $  2,501
         Europe                                                                    735          (244)      (5,446)
         Other areas                                                               (46)          493          282
         Intercompany eliminations                                                 (26)         (106)         414
                                                                              --------      --------     --------
                                                                              $  4,878      $  4,836     $ (2,249)
                                                                              ========      ========     ========

         Assets:
         United States                                                        $ 94,376      $ 91,129     $ 86,950
         Europe                                                                 40,160        48,516       50,577
         Other areas                                                               770           720        2,145
         Intercompany eliminations                                             (51,358)      (55,711)     (53,637)
                                                                              --------      --------     --------
                                                                              $ 83,948      $ 84,654     $ 86,035
                                                                              ========      ========     ========

         The Company's manufacturing facilities are located in the United States and France. United States revenues include exports to unaffiliated customers totaling $9.3 million, $9.2 million and $5.9 million for 1995, 1994 and 1993, respectively.

NOTE 15  DEFINED CONTRIBUTION PLAN

         The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate and contribute in this plan. Contributions to the plan are determined based on a percentage of contributing employees' compensation.

         Expense recognized for the plan totaled $0.8 million, $0.9 million and $0.9 million for 1995, 1994 and 1993, respectively.

NOTE 16  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)


         (In thousands, except per share amounts)
                                                                                  Net       Dividends     High       Low
                                                    Net      Gross     Net     Income Per      Per       Share      Share
         Three months ended                        Sales    Profit    Income     Share        Share      Price      Price
                                                  -------   -------   ------   ----------   ---------   --------   -------
         DECEMBER 31, 1995                        $27,867   $12,973   $1,450        $0.17   $      --   $ 9 1/2    $ 7 1/2
         SEPTEMBER 30, 1995                        24,253    11,174      743         0.08        0.02    12 3/8      8 7/8
         JUNE 30, 1995                             25,525    11,597      854         0.10          --     9 3/8      7 1/2
         MARCH 31, 1995                            24,316    10,796      828         0.10        0.02     9 1/8      7

         December 31, 1994                         25,285    11,332    1,090         0.13          --     8 1/8      6 7/8
         September 30, 1994                        23,031    10,590      698         0.08        0.02     8 1/4      5 7/8
         June 30, 1994                             23,596    10,675      862         0.10          --     6 1/4      5 1/4
         March 31, 1994                            22,289     9,794      532         0.06        0.02     6          5

         Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

NOTE 17  SUBSEQUENT EVENT (UNAUDITED)

         On January 2, 1996, the Company acquired, for cash plus additional consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in a suburb of Minneapolis, Minnesota. The acquisition will be accounted for as a purchase.

                              NEWPORT CORPORATION
                                  Schedule II
                        Consolidated Valuation Accounts

           (In thousands)

                                                   Balance at      Additions                                            Balance
                                                   Beginning    Charged to Costs                     Other Charges      at End
                    Description                    of Period      and Expenses      Write-Offs (1)   Add (Deduct) (2)  of Period
                    -----------                    ----------   ----------------   ---------------  -----------------  ---------
           Year ended December 31, 1995:
           Deducted from asset accounts:
           Allowance for doubtful accounts             $  460             $  190         $  (138)             $  25       $  537
           Reserve for inventory obsolescence           3,380              1,750          (1,984)               149        3,295
           Reserve on investments                         457                  -               -                  -          457
                                                       ------             ------         -------              -----       ------
           Total                                       $4,297             $1,940         $(2,122)             $ 174       $4,289
                                                       ======             ======         =======              =====       ======

           Year ended December 31, 1994:
           Deducted from asset accounts:
           Allowance for doubtful accounts             $  717             $   90         $  (203)             $(144)      $  460
           Reserve for inventory obsolescence           2,786                715            (313)               192        3,380
           Reserve on investments                         133                324               -                  -          457
                                                       ------             ------         -------              -----       ------
           Total                                       $3,636             $1,129         $  (516)             $  48       $4,297
                                                       ======             ======         =======              =====       ======

           Year ended December 31, 1993:
           Deducted from asset accounts:
           Allowance for doubtful accounts             $1,439             $  150         $  (786)             $ (86)      $  717
           Reserve for inventory obsolescence           2,298              1,216            (625)              (103)       2,786
           Reserve on investments                         133                  -               -                  -          133
                                                       ------             ------         -------              -----       ------
           Total                                       $3,870             $1,366         $(1,411)             $(189)      $3,636
                                                       ======             ======         =======              =====       ======

           (1)  Amounts are net of recoveries.

           (2) Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with FASB Statement No. 52, "Foreign Currency Translation" and certain reclassifications between balance sheet accounts.

                              NEWPORT CORPORATION
                                   FORM 10-K
                                 Exhibit Index
                                 -------------

                                                               Sequential
                                                               Page Number
                                                               -----------
Exhibit 10.10   Credit Agreement dated as of December 20,
                1995 between Newport Corporation and ABN
                AMRO Bank N.V., Los Angeles International
                Branch                                              34

Exhibit 21      Subsidiaries of Registrant                          93

Exhibit 23      Consent of Independent Auditors                     94

Exhibit 27      Financial Data Schedule (Article 5 of
                Regulation S-X)                                     95