Form 10-Q
period 1996-03-31
NEWPORT CORP
filed 1996-05-15
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               -----------------------------

                              OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to  ____________



                          Commission File Number     0-1649
                                                    --------


                              NEWPORT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Nevada                                     94-0849175
- --------------------------------------------------      -------------------
     (State or other Jurisdiction                       (I.R.S.  Employer
      of incorporation or organization)                 Identification No.)

     1791 Deere Avenue, Irvine, CA                             92714
- --------------------------------------------------      -------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (714) 863-3144
                                                        -------------------

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since  last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996, was 8,761,775.

                 Exhibit Index on Sequentially Numbered Page 14

                              NEWPORT CORPORATION


                                     INDEX


PART I. FINANCIAL INFORMATION                                 Page Number

Item 1: Financial Statements:

        Consolidated Statement of Income and Condensed
        Consolidated Statement of Stockholders' Equity for
         the Three Months ended March 31, 1996 and 1995.           3

        Consolidated Balance Sheet at March 31, 1996 and
         December 31, 1995.                                        4

        Consolidated Statement of Cash Flows for the Three
         Months ended March 31, 1996 and 1995.                     5

        Notes to Condensed Consolidated Financial Statements.      6

Item 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                      8

PART II.  OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K                          12

SIGNATURE                                                         13

Exhibit Index                                                     14


                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands, except                             Three Months Ended
per share amounts)                                    March 31,
                                                 -------------------
                                                   1996        1995
                                                 --------    -------

Net sales                                         $27,979    $24,316
Cost of sales                                      15,691     13,520
                                                 --------    -------

Gross profit                                       12,288     10,796
Selling, general and administrative expense         8,755      8,313
Research and development expense                    1,891      1,661
                                                  -------    -------

Income from operations                              1,642        822
Interest expense                                     (411)      (398)
Other income, net                                     155        786
                                                  -------    -------

Income before income taxes                          1,386      1,210
Income tax provision                                  444        382
                                                  -------    -------

Net income                                        $   942    $   828
                                                  =======    =======

Net income per share                              $  0.11    $  0.10
                                                  =======    =======

Number of shares used to calculate
  net income per share                              8,793      8,543
                                                  =======    =======

Stockholders' equity, beginning of period         $52,687    $46,651
Net income                                            942        828
Dividends paid                                       (173)      (141)
Unrealized translation gain (loss)                   (688)     1,161
Reduction in unrealized gain on marketable
 securities                                             -       (135)
Unamortized deferred compensation                    (164)        21
Issuance of common shares                             508        396
                                                  -------    -------

Stockholders' equity, end of period               $53,112    $48,781
                                                  =======    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           CONSOLIDATED BALANCE SHEET


(Dollars in thousands, except per share amounts)
                                                                      March 31,       December 31,
                                                                        1996             1995
                                                                     -----------      ------------
                                                                     (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                              $ 1,967         $ 1,524
 Customer receivables, net                                               18,754          19,767
 Other receivables                                                        4,314             780
 Inventories                                                             25,961          22,744
 Deferred tax assets                                                      2,570           2,570
 Other current assets                                                     1,794           1,518
                                                                     -----------      ------------

  Total current assets                                                   55,360          48,903

Investments, notes receivable and other assets                            4,647           4,557
Property, plant and equipment, at cost, net                              22,951          22,327
Goodwill, net                                                            11,628           8,161
                                                                     -----------      ------------

                                                                        $94,586         $83,948
                                                                     ===========      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $ 6,049         $ 5,054
 Accrued payroll and related expenses                                     4,713           5,143
 Taxes based on income                                                    1,477           1,261
 Current portion of long-term debt                                          434           5,286
 Other accrued liabilities                                                6,368           3,586
                                                                     -----------      ------------

  Total current liabilities                                              19,041          20,330

Deferred taxes                                                            1,032           1,032
Long-term debt                                                           21,401           9,899
Commitments

Stockholders' equity:
 Common stock, $.35 stated value, 20,000,000 shares authorized;
  8,762,000 shares issued and outstanding currently;
  8,699,000 shares at December 31, 1995                                   3,066           3,045
 Capital in excess of stated value                                        8,096           7,609
 Unamortized deferred compensation                                         (533)           (369)
 Unrealized translation loss                                             (2,461)         (1,773)
 Retained earnings                                                       44,944          44,175
                                                                     -----------      ------------

Total stockholders' equity                                               53,112          52,687
                                                                     -----------      ------------
                                                                        $94,586         $83,948
                                                                     ===========      ============

                            See accompanying notes

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                   1996       1995
                                                                  -------    -------
OPERATING ACTIVITIES:
 Net income                                                       $   942    $   828
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   1,243      1,292
    Net gain from sales of investments                                  -       (437)
    Increase in provision for losses
     on receivables and inventories                                   222        382
    Realized foreign currency (gains) losses, net                      94       (299)
    Other non-cash income                                             (12)       (18)
    Changes in operating assets and liabilities:
     Receivables                                                    2,022        978
     Inventories                                                   (2,443)       (61)
     Other current assets                                            (372)        44
     Accounts payable and other accrued expenses                   (1,111)    (1,656)
     Taxes based on income                                            256        280
     Translation gain (loss) related to operating activities         (360)       383
                                                                  -------    -------
Net cash provided by operating activities                             481      1,716
                                                                  -------    -------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net                   (1,026)      (642)
 Acquisition of businesses, net of cash acquired                   (4,442)         -
 Proceeds from sales of investments, net                                -        460
                                                                  -------    -------
Net cash used in investing activities                              (5,468)      (182)

FINANCING ACTIVITIES:
 Repayment of long- and short-term borrowings                      (6,473)    (3,261)
 Increase in long-term borrowings                                  11,749        478
 Cash dividends paid                                                 (173)      (141)
 Issuance of common stock under
   employee agreements, including
   associated tax benefit                                             299        396
                                                                  -------    -------
Net cash provided by (used in) financing activities                 5,402     (2,528)
                                                                  -------    -------

Effect of foreign exchange rate changes on cash                        28       (109)
                                                                  -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  443     (1,103)
Cash and cash equivalents at beginning of period                    1,524      3,014
                                                                  -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 1,967    $ 1,911
                                                                  =======    =======

CASH PAID IN THE PERIOD FOR:
 Interest                                                         $   350    $   343
 Taxes                                                                228        137

                            See accompanying notes

                              NEWPORT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

FOREIGN CURRENCY

Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $3.5 million at March 31, 1996. There were no foreign exchange contracts outstanding at December 31, 1995.

2.  ACQUISITIONS

On January 2, 1996, the Company acquired, for cash plus additional cash consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in a suburb of Minneapolis, Minnesota. The acquisition was accounted for as a purchase.

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 MARCH 31, 1996
                                  (UNAUDITED)

3.  CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                                   March 31,      December 31,
       (In thousands)                                1996             1995
                                                 ------------     ------------
       Customer receivables                        $19,268          $20,304
       Less allowance for doubtful accounts            514              537
                                                 ------------     ------------
                                                   $18,754          $19,767
                                                 ============     ============

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

4. INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                            March 31,      December 31,
       (In thousands)                         1996             1995
                                          ------------     ------------
       Raw materials and purchased           $ 6,482          $ 6,027
        parts
       Work in process                         4,151            4,103
       Finished goods                         15,328           12,614
                                          ------------     ------------
                                             $25,961          $22,744
                                          ============     ============


5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist
of the following:

                                              March 31,     December 31,
       (In thousands)                           1996            1995
                                           ------------     ------------
       Land                                   $ 2,199         $ 2,238
       Buildings                               13,145          13,366
       Leasehold improvements                   7,624           7,500
       Machinery and equipment                 20,782          19,510
       Office equipment                         9,303           8,865
                                           ------------     ------------
                                               53,053          51,479
       Less accumulated depreciation           30,102          29,152
                                           ------------     ------------
                                              $22,951         $22,327
                                           ============     ============

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                               INTRODUCTORY NOTE

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its RAM Optical Instrumentation, Inc., Light Control Instruments, Inc. and MikroPrecision Instruments, Inc. subsidiaries with the rest of the Company's operations, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although, the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 1996, with the three-month period ended March 31, 1995. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITION

On January 2, 1996, the Company acquired, for cash plus additional cash consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in a suburb of Minneapolis, Minnesota. The acquisition was accounted for as a purchase.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


RESULTS OF OPERATIONS
                                                                        Period-to-Period
FINANCIAL ANALYSIS                  Percentage of Net Sales            Increase (Decrease)
                                 ------------------------------   -----------------------------
                                  Three months ended March 31,    Three months ended March 31,
                                     1996              1995                   1996
                                 ------------      ------------   -----------------------------
Net sales                           100.0%            100.0%                  15.1%
Cost of sales                        56.1              55.6                   16.1
                                 ------------      ------------
  Gross margin                       43.9              44.4                   13.8
Selling, general and
  administrative expense             31.3              34.2                    5.3
Research and
  development expense                 6.7               6.8                   13.8
                                 ------------      ------------
  Income from operations              5.9               3.4                   99.8
Interest expense                     (1.5)             (1.6)                   3.3
Other income, net                     0.6               3.2                  (80.3)
Income taxes                         (1.6)             (1.6)                  16.2
                                 ------------      ------------
  Net income                          3.4               3.4                   13.8
                                 ============      ============

NET SALES

Net sales for the three-month period ended March 31, 1996, were $28.0 million, compared with $24.3 million for the three-month period ended March 31, 1995, an increase of 15.1%. The increase is principally attributable to the impact of the MikroPrecision acquisition ($1.5 million) and sales growth in other
U.S. domestic markets ($1.5 million).

The Company's domestic sales totaled $15.8 million for the three-month period ended March 31, 1996, compared with $12.9 million for the three months ended March 31, 1995, an increase of 22.5%. The increase is principally attributable to the impact of the MikroPrecision acquisition ($1.5 million) and sales growth contributed by RAM Optical Instrumentation, Inc. ($0.6 million) and other core product lines.

International sales of the Company were $12.2 million for the three-month period ended March 31, 1996, compared with $11.4 million for the three months ended March 31, 1995, an increase of 7.0%. The increase resulted from an increase in sales in the major markets of the Pacific Rim offset in part by declines in Europe, primarily in France.

The order rates in the U.S. and Pacific Rim show moderate strength, however, the order rate in Europe is not showing strength. Overall, management anticipates continued sales growth through 1996 from its MikroPrecision and RAM Optical Instrumentation, Inc. subsidiaries, improving U.S. and Pacific Rim economies and increased sales of ultrahigh precision positioning products.

GROSS PROFIT

Gross profit increased 13.8% on a sales increase of 15.1% for the three-month period ended March 31, 1996, compared with the three-month period ended March 31, 1995. However, the margin decreased 0.5% to 43.9% for the three-month period ended March 31, 1996, compared with 44.4% for the three-month period ended March 31, 1995 principally attributable to unfavorable production variances attributable in part to lower sales experienced in France, foreign exchange impact on certain purchased parts and sales mix. The Company believes that the decrease in sales in France is principally attributable to budgetary constraints on certain French government agencies which historically have accounted for a significant portion of the Company's French sales. The Company also believes that if such budgetary contraints are removed, sales in France may increase, improving the Company's gross margin.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1996, increased 5.3% compared with the three-month period ended March 31, 1995. The SG&A expenses when stated as a percentage of sales were 31.3%, compared with 34.2% for the prior year period. Although SG&A expenses increased during the quarter due in large part to SG&A expenses at MikroPrecision for which there were no comparable amounts in the 1995 quarter, they decreased as a percentage of sales due to the increase in sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three-month period ended March 31, 1996, increased 13.8% compared with the three-month period ended March 31, 1995. This increase is principally attributable to costs associated with the continued development of new systems for the fiber optic communications market, including the ORION(TM), AutoAlign(TM) and LaserWeld(TM) systems. These expenses when stated as a percentage of sales were 6.7%, compared with 6.8% for the prior year period. Management is committed to continued product development and intends to increase R&D spending by approximately one million dollars in 1996 over 1995 for development of new products and product improvements.

INTEREST EXPENSE AND OTHER INCOME

Interest expense for each of the three-month periods ended March 31, 1996 and 1995, was $0.4 million. Management anticipates that interest expense will be comparable in future 1996 quarters.

Other income, consisting of interest, dividends and other income was $0.2 million for the three-month period ended March 31, 1996, compared with $0.8 million for the three-month period ended March 31, 1995. The $0.6 million decrease in other income for the 1996 quarter was principally attributable to non-recurring gains on the sale of investments totaling $0.4 million ($0.3 million net of taxes, or 3 cents per share) recorded in the 1995 first quarter.

PROVISION FOR TAXES

The tax provision for each of the quarters ended March 31, 1996 and 1995, was $0.4 million, principally for federal and state taxes on domestic taxable income. Foreign net operating losses that occurred during the periods have not been currently benefited in accordance with Statement of Financial Accounting Standards No. 109.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $0.5 million for the three-month period ended March 31, 1996, was principally attributable to the Company's operating income, non-cash items (principally depreciation and amortization), and changes in operating assets and liabilities.

Net cash used in investing activities of $5.5 million for the three-month period ended March 31, 1996, was principally attributable to the Company's acquisition of businesses and purchases of property, plant and equipment.

Net cash provided by financing activities of $5.4 million for the three-month period ended March 31, 1996, was principally attributable to the increase in long-term borrowings, partially offset by the repayment of long- and short-term borrowings.

The Company has a credit agreement with a U.S. bank for a $15.0 million unsecured line of credit to support the Company's domestic operations and a $2.0 million unsecured line of credit to support the Company's European requirements, with interest at prime plus 0.5%, or LIBOR plus 2.0%. At March 31, 1996, the amount outstanding

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

under this line of credit was $12.8 million with the remaining $4.0 million available after taking into account outstanding letters of credit.

Subsequent to the end of the first quarter of 1996, the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt during the second quarter of 1996 and should reduce its after-tax cost of borrowing. In anticipation of this agreement, during March 1996, the Company borrowed $6.0 million from its U.S. bank under the same terms as its credit agreement. These funds were used primarily to repay its French subsidiary's term debt. This borrowing was repaid with proceeds from the $20.0 million financing.

During the quarter, total debt and cash balances increased by approximately $6.7 million and $0.4 million, respectively. The increase in total debt was principally attributable to the acquisition of MikroPrecision.

The Company believes its current working capital position together with estimated cash flows from operations, its existing credit availability and recent refinancing are adequate for operations in the ordinary course of business, anticipated capital expenditures and debt repayment requirements over the next year.

                              NEWPORT CORPORATION
                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

     (a) Exhibits

         Exhibit 10.1    Note Agreement dated as of May 2, 1996
                         between Newport Corporation and The
                         Prudential Insurance Company of America

         Exhibit 27      Financial Data Schedule

     (b) Reports on Form 8-K

            None

                              NEWPORT CORPORATION


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEWPORT CORPORATION
                                        (Registrant)


Dated: May 15, 1996



                              By: /s/ ROBERT C. HEWITT
                                  -----------------------------------
                                  Robert C. Hewitt, Principal Financial
                                  Officer, duly authorized to sign on
                                  behalf of the Registrant

                              NEWPORT CORPORATION

                                   FORM 10-Q

                                 Exhibit Index
                                 -------------

                                                               Sequential
                                                               Page Number
                                                               -----------
Exhibit 10.1    Note Agreement dated as of May 2, 1996              15
                between Newport Corporation and The
                Prudential Insurance Company of America

Exhibit 27      Financial Data Schedule                             60
