Form 10-Q
period 1996-06-30
NEWPORT CORP
filed 1996-08-13
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     June 30, 1996
                               -------------------------------------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to  _____________________


                       Commission File Number     0-1649
                                                 --------

                              NEWPORT CORPORATION
- --------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


                Nevada                                    94-0849175
- --------------------------------------------------------------------------------
   (State or other Jurisdiction                       (I.R.S.  Employer
    of incorporation or organization)                 Identification No.)

     1791 Deere Avenue, Irvine, CA                                92714
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (714) 863-3144
                                                  ------------------------------

                                      N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since  last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No _____
                                               -----


The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996, was 8,808,644.

                              Page 1 of 13 Pages

                Exhibit Index on Sequentially Numbered Page 12

                              NEWPORT CORPORATION


                                     INDEX

PART I. FINANCIAL INFORMATION                                       Page Number

Item 1:   Financial Statements:

          Consolidated Statement of Income and Condensed
            Consolidated Statement of Stockholders' Equity for
            the Three and Six Months ended June 30, 1996 and 1995.           3

          Consolidated Balance Sheet at June 30, 1996 and
            December 31, 1995.                                               4

          Consolidated Statement of Cash Flows for the Six
            Months ended June 30, 1996 and 1995.                             5

          Notes to Condensed Consolidated Financial
            Statements.                                                      6

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                             8

PART II.  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders.              12

Item 6:   Exhibits and Reports on Form 8-K.                                 12

SIGNATURE                                                                   13

                              NEWPORT CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME AND
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands, except                                      Three Months Ended    Six Months Ended
per share amounts)                                              June 30,               June 30,
                                                                --------              --------
                                                              1996       1995      1996      1995
                                                              ----       ----      ----      ----

Net sales                                                  $30,116    $25,525   $58,096   $49,841
Cost of sales                                               17,099     13,928    32,790    27,448
                                                            ------     ------    ------    ------

Gross profit                                                13,017     11,597    25,306    22,393
Selling, general and administrative expense                  9,064      8,562    17,821    16,875
Research and development expense                             2,081      1,788     3,970     3,449
                                                             -----      -----     -----     -----

Income from operations                                       1,872      1,247     3,515     2,069
Interest expense                                              (502)      (406)     (913)     (804)
Other income, net                                               65        421       219     1,207
                                                             -----      -----     -----     -----

Income before income taxes                                   1,435      1,262     2,821     2,472
Income tax provision                                           459        408       903       791
                                                               ---        ---       ---       ---

Net income                                                 $   976    $   854   $ 1,918   $ 1,681
                                                               ===        ===     =====     =====

Net income per share                                         $0.11      $0.10     $0.22     $0.20
                                                              ====       ====      ====      ====

Number of shares used to calculate
 net income per share                                        8,940      8,652     8,870     8,592
                                                             =====      =====     =====     =====



Stockholders' equity, beginning of period                  $53,112    $48,781   $52,687   $46,651
Net income                                                     976        854     1,918     1,681
Dividends                                                     (178)        -0-     (351)     (141)
Unrealized translation gain (loss)                            (468)       (77)   (1,156)    1,085
Reduction in unrealized gain on marketable securities           -0-      (208)       -0-     (343)
Unamortized deferred compensation                             (149)      (266)     (313)     (245)
Issuance of common shares                                      395        505       903       901
                                                               ---        ---       ---       ---

Stockholders' equity, end of period                        $53,688    $49,589   $53,688   $49,589
                                                            ======     ======    ======    ======

                            See accompanying notes

                              NEWPORT CORPORATION
                          CONSOLIDATED BALANCE SHEET

(In thousands, except)
 stated value per share)                                        June 30,     December 31,
                                                                  1996           1995
                                                                  ----           ----
ASSETS                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                     $ 2,304        $ 1,524
  Customer receivables, net                                      20,105         19,767
  Other receivables                                               3,370            780
  Inventories                                                    25,883         22,744
  Deferred tax assets                                             2,467          2,570
  Other current assets                                            1,868          1,518
                                                                 ------         ------

    Total current assets                                         55,997         48,903

Investments, notes receivable and other assets                    4,958          4,557
Property, plant and equipment, at cost, net                      24,015         22,327
Goodwill, net                                                    11,272          8,161
                                                                -------         ------

                                                                $96,242        $83,948
                                                                 ======         ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 7,327        $ 5,054
  Accrued payroll and related expenses                            4,023          5,143
  Taxes based on income                                             785          1,261
  Current portion of long-term debt                                 464          5,286
  Dividends payable                                                 178              -
  Other accrued liabilities                                       6,274          3,586
                                                                 ------         ------

    Total current liabilities                                    19,051         20,330

Deferred taxes                                                    1,032          1,032
Long term debt                                                   22,471          9,899
Commitments

Stockholders' equity:
  Common stock, $0.35 stated value, 20,000 shares authorized;
    8,809 shares issued and outstanding currently;
    8,699 shares at December 31, 1995                             3,083          3,045
  Capital in excess of stated value                               8,474          7,609
  Unamortized deferred compensation                                (682)          (369)
  Unrealized translation loss                                    (2,929)        (1,773)
  Retained earnings                                              45,742         44,175
                                                                 ------         ------

Total stockholders' equity                                       53,688         52,687
                                                                 ------         ------
                                                                $96,242        $83,948
                                                                 ======         ======


                            See accompanying notes

                              NEWPORT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                       --------
(In thousands)                                                      1996      1995
                                                                    ----      ----
OPERATING ACTIVITIES:
  Net income                                                      $1,918    $1,681
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                2,470     2,250
      Net gain from sales of investments                               -      (832)
      Increase in provision for losses on
        receivables and inventories                                  422       629
      Other non-cash income                                            7       (53)
      Changes in operating assets and liabilities:
        Receivables                                                   486      296
        Inventories                                                (2,701)      23
        Other current assets                                         (432)    (169)
        Accounts payable and other accrued expenses                   548   (1,268)
        Taxes based on income                                        (503)     594
        Translation gain (loss) related to operating activities      (390)     214
                                                                    -----    -----
Net cash provided by operating activities                           1,825    3,365
                                                                    -----    -----

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                  (3,551)  (1,548)
  Acquisition of businesses, net of cash acquired                  (4,442)       -
  Proceeds from sales of investments, net                               -      871
                                                                    -----      ---
Net cash used in investing activities                              (7,993)    (677)
                                                                    -----      ---

FINANCING ACTIVITIES:
  Repayment of long- and short-term borrowings                    (25,159)  (3,628)
  Increase in long-term borrowings                                 11,749        -
  Proceeds from debt placement                                     20,000        -
  Cash dividends paid                                                (173)    (141)
  Issuance of common stock under employee
    agreements, including associated tax benefit                      503      609
                                                                    -----    -----
Net cash provided by (used in) financing activities                 6,920   (3,160)
                                                                    -----    -----

Effect of foreign exchange rate changes on cash                        28     (151)
                                                                       --      ---
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  780     (623)
Cash and cash equivalents at beginning of period                    1,524    3,014
                                                                    -----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $2,304   $2,391
                                                                    =====    =====

CASH PAID IN THE PERIOD FOR:
  Interest                                                            671      702
  Taxes                                                               797      193

                            See accompanying notes

                              NEWPORT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to prior period amounts to conform to current year presentation.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

FOREIGN CURRENCY

Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholder's equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $2.6 million at June 30, 1996. There were no foreign exchange contracts outstanding at December 31, 1995.

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

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                 JUNE 30, 1996
                                  (UNAUDITED)

3. CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                                        June 30,    December 31,
     (In thousands)                                       1996         1995
                                                          ----         ----
     Customer receivables                               $20,642       $20,304
     Less allowance for doubtful accounts                   537           537
                                                            ---           ---
                                                        $20,105       $19,767
                                                         ======        ======

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

4. INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                        June 30,    December 31,
     (In thousands)                                       1996         1995
                                                          ----         ----
     Raw materials and purchased parts                  $10,525       $ 7,832
     Work in process                                      4,649         4,111
     Finished goods                                      10,709        10,801
                                                         ------        ------
                                                        $25,883       $22,744
                                                         ======        ======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                        June 30,    December 31,
     (In thousands)                                       1996         1995
                                                          ----         ----
     Land                                               $ 2,165       $ 2,238
     Buildings                                           12,955        13,366
     Leasehold improvements                               8,419         7,500
     Machinery and equipment                             21,352        19,510
     Office equipment                                     9,311         8,865
                                                          -----         -----
                                                         54,202        51,479
     Less accumulated depreciation                       30,187        29,152
                                                         ------        ------
                                                        $24,015       $22,327
                                                         ======        ======

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                               INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 1996 with the three- and six-month periods ended June 30, 1995. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS:

                                                                                   Period-to-Period
                                                                                  Increase (decrease)
                                                                                  ------------------
                                                                                  Three      Six
                                             Percentage of Net Sales             Months     Months
                                             -----------------------
                                     Three Months Ended     Six Months Ended      Ended      Ended
                                     June 30,   June 30,   June 30,   June 30,   June 30,   June 30,
                                       1996       1995       1996       1995       1996       1996
                                       ----       ----       ----       ----       ----       ----
Net sales                             100.0%     100.0%     100.0%     100.0%      18.0%      16.6%
Cost of sales                          56.8       54.6       56.4       55.1       22.8       19.5
                                       ----       ----       ----       ----
   Gross margin                        43.2       45.4       43.6       44.9       12.2       13.0
Selling, general and
   administrative expense              30.1       33.5       30.7       33.9        5.9        5.6
Research and
   development expense                  6.9        7.0        6.8        6.9       16.4       15.1
                                        ---        ---        ---        ---
   Income from operations               6.2        4.9        6.1        4.1       50.1       69.9
Interest expense                       (1.7)      (1.6)      (1.6)      (1.6)      23.6       13.6
Other income, net                       0.2        1.6        0.4        2.4      (84.6)     (81.9)
Income taxes                           (1.5)      (1.6)      (1.6)      (1.6)      12.5       14.2
                                        ---        ---        ---        ---
   Net income                           3.2%       3.3%       3.3%       3.3%      14.3       14.1
                                        ===        ===        ===        ===

NET SALES:

Sales for the three- and six-month periods ended June 30, 1996, were $30.1 million and $58.1 million, respectively, compared with $25.5 million and $49.8 million for the three- and six-month periods ended June 30, 1995, an increase of 18.0% and 16.6% for the respective periods. The current quarter increase is principally attributable to sales growth in U.S. domestic market ($3.9 million) and Pacific Rim market ($1.1 million) offset in part by sales declines in Europe, primarily in France ($1.1 million). The year-to-date increase is principally attributable to sales growth in U.S. domestic market ($7.0 million) and Pacific Rim market ($2.2 million) offset in part by sales declines in Europe, primarily in France ($1.7 million).

The Company's domestic sales totaled $17.5 million and $33.5 million for the three- and six-month periods ended June 30, 1996, compared with $13.6 million and $26.5 million for the three- and six-month periods ended June 30, 1995, an increase of 28.7% and 26.4% for the respective periods. The current period increases from the year ago levels were principally attributable to the impact of the MikroPrecision acquisition ($2.0 million and $3.5 million, respectively) and the sales growth of other core product lines.

International sales of the Company were $12.6 million and $24.6 million for the three- and six-month periods ended June 30, 1996, compared with $11.9 million and $23.3 million for the three- and six-month periods ended June 30, 1995, an increase of 5.9% and 5.6% for the respective periods. The increase for the three- and six-month periods ended June 30, 1996 were principally attributable to a strengthening of sales in the Pacific Rim, primarily in Japan, offset in part by declines in France.

The three-month period ended June 30, 1996 also saw the delivery of the Company's first LaserWeld(TM) system valued at $0.6 million. This delivery was to a European fiber optic communications company. In addition, the Company booked orders valued at $1.0 million from the Pacific Rim market for two LaserWeld(TM) systems with delivery scheduled for late 1996.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

The order rates in the U.S. and Pacific Rim show moderate strength, however, the order rates in Europe continue to be weak. Overall, management anticipates continued sales growth through 1996 from its MikroPrecision and RAM Optical Instrumentation, Inc. subsidiaries, improving U.S. and Pacific Rim economies and increased sales of ultrahigh precision positioning products. Management believes the weakness in sales in France is principally attributable to budgetary constraints on certain French government agencies and that weakness in Europe is anticipated to constrain overall sales growth in 1996.

GROSS PROFIT:

Gross profit increased 12.2% and 13.0% on a sales increase of 18.0% and 16.6% for the three- and six-month periods ended June 30, 1996 compared with the three- and six-month periods ended June 30, 1995, respectively. However, the margin (gross profit as a percentage of sales) decreased to 43.2% and 43.6% of sales for the three- and six-month periods ended June 30, 1996, compared with 45.4% and 44.9% for the three- and six-month periods ended June 30, 1995, respectively, principally attributable to lower gross profit margins on OEM sales at MikroPrecision and lower sales in Europe. The Company believes that gross margin will continue to be impacted by gross profit margins at MikroPrecision which are lower than the margins historically recorded by the Company and the weakness in European sales will continue to impact the Company's gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three- and six-month periods ended June 30, 1996, increased 5.9% and 5.6%, respectively, compared with the three- and six-month periods ended June 30, 1995. SG&A expenses when stated as a percentage of sales were 30.1% and 30.7%, compared with 33.5% and 33.9% for the prior year periods. SG&A expenses increased during the three- and six-month periods ended June 30, 1996, in large part because of SG&A expenses at MikroPrecision for which there were no comparable amounts in the corresponding 1995 periods. However, these expenses decreased as a percentage of sales because of the increased sales volume.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three- and six-month periods ended June 30, 1996, increased 16.4% and 15.1%, respectively, compared with the three- and six-month periods ended June 30, 1995. This increase is principally attributable to costs associated with the continued development of new systems for the fiber optic communications market, including the ORION(TM), AutoAlign(TM) and LaserWeld(TM) systems. These R&D expenses when stated as a percentage of sales remained nearly constant at 6.9% and 6.8%, compared with 7.0% and 6.9% for the prior year periods, primarily because of the higher sales volume in 1996. Management is committed to continued product development and intends to increase R&D spending by approximately one million dollars in 1996 over 1995 for development of new products and product improvements.

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the three- and six-month periods ended June 30, 1996, was $0.5 million and $0.9 million respectively, compared with $0.4 million and $0.8 million for the three- and six-month periods ended June 30, 1995. The increase is principally attributable to increased debt primarily because of the acquisition of MikroPrecision. During May 1996 the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt. The Company believes that this financing will reduce its after-tax cost of borrowing. Other income, consisting of interest, dividends and other income was $0.1 million and $0.2 million for the three-and six-month periods ended June 30, 1996, compared with $0.4 million and $1.2 million for the three- and six-month periods ended June 30, 1995. The three- and six-month periods ended June 30,1995 included non-recurring investment income totaling $237,000 and $499,000, net of taxes, or $0.03 and $0.06 per share, respectively.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

PROVISION FOR TAXES:

The effective annual tax rate for the three- and six-month periods ended June 30, 1996 and 1995 was 32%.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities of $1.8 million for the six-month period ended June 30, 1996, was principally attributable to the Company's net income ($1.9 million) and non-cash items (principally depreciation and amortization of $2.5 million), offset in part by changes in operating assets and liabilities, principally inventories of $2.7 million.

Net cash used in investing activities of $8.0 million for the six-month period ended June 30, 1996, was attributable to the Company's acquisition of businesses ($4.4 million) in the first quarter and purchases of property, plant and equipment ($3.6 million).

Net cash provided by financing activities of $6.9 million for the six-month period ended June 30, 1996, was principally attributable to the proceeds from a $20.0 million debt placement and other increases in long-term debt borrowings, partially offset by the repayment of $25.2 million of long- and short-term borrowings.

In May 1996, the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004. Combined with its existing unsecured revolving credit line, this debt placement raises the Company's total available and outstanding credit to $37.0 million.

The Company has a credit agreement with a U.S. bank for a $15.0 million unsecured line of credit to support the Company's domestic operations and its international operations outside of Europe and a $2.0 million unsecured line of credit to support the Company's European requirements, with interest at prime plus 0.5%, or LIBOR plus 2.0%. At June 30, 1996, no amounts were outstanding on these lines of credit.

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to support its operations in the ordinary course of business, including anticipated capital expenditures and debt repayment requirements, over the next year.

                              NEWPORT CORPORATION


                           PART II. OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security Holders.

         (a)  The Annual Meeting of Stockholders was held on June 5, 1996.

         (b) Set forth below is the name of each Class IV director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes withheld and the number of broker non-votes.

                                                                                   Number of
                                   Number of      Number of        Number of        Broker
              Name                Votes "For"  Votes "Against"  Votes "Withheld"  "Non-Votes"
              ----                -----------  ---------------  ----------------  -----------
              Richard E. Schmidt    8,037,503       44,375            11,312        668,585
              C. Kumar N. Patel     8,037,503       44,375            11,312        668,585

         (c) Proposal Two to amend the Company's 1992 Incentive Stock Plan resulted in the following number of votes for, against, abstain, withheld and non-vote.

                                                                                Number of
              Number of       Number of        Number of        Number of        Broker
              Votes "For"  Votes "Against"  Votes "Abstain"  Votes "Withheld"  "Non-Votes"
              -----------  ---------------  ---------------  ----------------  -----------
              7,378,762        164,099          366,316            20,000        832,598

Item 6: Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                 Exhibit 10.1 Note Agreement dated as of May 2, 1996 between Newport Corporation and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                                1996).

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


                                                     NEWPORT CORPORATION
                                                         (Registrant)


Dated: August 13, 1996



                              By: /s/ ROBERT C. HEWITT
                                 --------------------------------------
                                 Robert C. Hewitt, Principal Financial
                                 Officer, duly authorized to sign
                                 on behalf of the Registrant