Form 10-Q
period 1996-09-30
NEWPORT CORP
filed 1996-11-13
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                  September 30, 1996
                              --------------------------------------------------

                                       OR

[_]  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the transition period from ____________________ to _________________________


                        Commission File Number  0-1649
                                               -------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Nevada                                     94-0849175
--------------------------------------------------------------------------------
   (State or other Jurisdiction                     (I.R.S.  Employer
    of incorporation or organization)               Identification No.)

   1791 Deere Avenue, Irvine, CA                                 92606
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (714) 863-3144
--------------------------------------------------------------------------------

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since  last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   No _______
                                                 ---


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996, was 8,839,582.

                              Page 1 of 13 Pages

                Exhibit Index on Sequentially Numbered Page 12

                              NEWPORT CORPORATION


                                     INDEX
                                     -----



PART I. FINANCIAL INFORMATION                                        Page Number

Item 1: Financial Statements:

        Consolidated Statement of Income and Condensed
          Consolidated Statement of Stockholders' Equity for the
          Three and Nine Months ended September 30, 1996 and 1995.        3

        Consolidated Balance Sheet at September 30, 1996 and
          December 31, 1995.                                              4

        Consolidated Statement of Cash Flows for the Nine
          Months ended September 30, 1996 and 1995.                       5

        Notes to Condensed Consolidated Financial
          Statements.                                                     6

Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                            8

PART II.OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.                                12

SIGNATURE                                                                13

Exhibit Index                                                            14

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

(In thousands, except                                        Three Months Ended        Nine Months Ended
per share amounts)                                             September 30,              September 30,
                                                               ------------               ------------
                                                             1996        1995              1996      1995
                                                             ----        ----              ----      ----
Net sales                                                 $29,235     $24,253           $87,331   $74,094
Cost of sales                                              16,527      13,079            49,317    40,527
                                                          -------     -------           -------   -------

Gross profit                                               12,708      11,174            38,014    33,567
Selling, general and administrative expense                 8,779       8,091            26,600    24,966
Research and development expense                            1,896       1,491             5,866     4,940
                                                          -------     -------           -------   -------

Income from operations                                      2,033       1,592             5,548     3,661
Interest expense                                             (504)       (386)           (1,417)   (1,190)
Other income (expense), net                                   113        (112)              332     1,095
                                                          -------     -------          -------   -------

Income before income taxes                                  1,642       1,094             4,463     3,566
Income tax provision                                          526         350             1,429     1,141
                                                          -------     -------            -------   ------

Net income                                                $ 1,116     $   744           $ 3,034   $ 2,425
                                                          =======     =======           =======   =======

Net income per share                                        $0.12       $0.08             $0.34     $0.28
                                                          =======     =======           =======   =======

Number of shares used to calculate
 net income per share                                       9,028       8,808             8,990     8,665
                                                          =======     =======           =======   =======





Stockholders' equity, beginning of period                 $53,688     $49,589           $52,687   $46,651
Net income                                                  1,116         744             3,034     2,425
Dividends                                                      -0-       (171)             (351)     (312)
Unrealized translation gain (loss)                            353         (51)             (803)    1,034
Reduction in unrealized gain on marketable securities          -0-         -0-               -0-     (343)
Unamortized deferred compensation                              89          28              (224)     (217)
Issuance of common shares                                     233         771             1,136     1,672
                                                          -------     -------           -------   -------

Stockholders' equity, end of period                       $55,479     $50,910           $55,479   $50,910
                                                          =======     =======           =======   =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           CONSOLIDATED BALANCE SHEET

(In thousands, except
stated value per share)                                            September 30,     December 31,
                                                                        1996            1995
                                                                        ----            ----
ASSETS                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                            $ 3,708        $ 1,524
  Customer receivables, net                                             20,362         19,767
  Other receivables                                                      3,130            780
  Inventories                                                           27,138         22,744
  Deferred tax assets                                                    2,558          2,570
  Other current assets                                                   1,614          1,518
                                                                       -------        -------

    Total current assets                                                58,510         48,903

Investments, notes receivable and other assets                           5,116          4,557
Property, plant and equipment, at cost, net                             24,281         22,327
Goodwill, net                                                           11,093          8,161
                                                                       -------        -------

                                                                       $99,000        $83,948
                                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 6,482        $ 5,054
  Accrued payroll and related expenses                                   4,193          5,143
  Taxes based on income                                                  1,270          1,261
  Current portion of long-term debt                                      1,803          5,286
  Other accrued liabilities                                              6,109          3,586
                                                                       -------        -------

    Total current liabilities                                           19,857         20,330

Deferred taxes                                                           1,032          1,032
Long term debt                                                          22,632          9,899
Commitments

Stockholders' equity:
  Common stock, $0.35 stated value, 20,000 shares authorized;
    8,840 shares issued and outstanding currently;
    8,699 shares at December 31, 1995                                    3,094          3,045
  Capital in excess of stated value                                      8,696          7,609
  Unamortized deferred compensation                                       (593)          (369)
  Unrealized translation loss                                           (2,576)        (1,773)
  Retained earnings                                                     46,858         44,175
                                                                       -------        -------

Total stockholders' equity                                              55,479         52,687
                                                                       -------        -------
                                                                       $99,000        $83,948
                                                                       =======        =======

                            See accompanying notes

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   -------------
(In thousands)                                                   1996         1995
                                                                 ----         ----
OPERATING ACTIVITIES:
 Net income                                                      $  3,034   $ 2,425
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   3,446     3,351
    Net gain from sales of investments                                  -      (832)
    Increase in provision for losses on
      receivables and inventories                                     706       405
    Other non-cash income                                            (122)     (141)
    Changes in operating assets and liabilities:
     Receivables                                                      239     2,295
     Inventories                                                   (4,257)     (185)
     Other current assets                                            (177)      (97)
     Accounts payable and other accrued expenses                      (76)   (2,686)
     Taxes based on income                                              7       465
     Translation gain related to operating activities                 337       803
                                                                  --------   -------
Net cash provided by operating activities                           3,137     5,803
                                                                  --------   -------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                  (5,035)   (1,697)
  Acquisition of businesses, net of cash acquired                  (4,442)        -
  Proceeds from sales of investments, net                               -       822
                                                                  --------   -------
Net cash used in investing activities                              (9,477)     (875)
                                                                  --------   -------
FINANCING ACTIVITIES:
  Repayment of long- and short-term borrowings                    (23,667)   (6,079)
  Increase in long-term borrowings                                 11,749         -
  Proceeds from debt placement                                     20,000         -
  Cash dividends paid                                                (351)     (312)
  Issuance of common stock under employee
    agreements, including associated tax benefit                      747       879
                                                                 --------   -------
Net cash provided by (used in) financing activities                 8,478    (5,512)
                                                                 --------   -------

Effect of foreign exchange rate changes on cash                        46      (134)
                                                                       --       ---
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,184      (718)
Cash and cash equivalents at beginning of period                    1,524     3,014
                                                                  --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  3,708   $ 2,296
                                                                 ========   =======

CASH PAID IN THE PERIOD FOR:
   Interest                                                           697       882
   Taxes                                                            1,353       587

                            See accompanying notes

                              NEWPORT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to prior period amounts to conform to current year presentation.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

FOREIGN CURRENCY

Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity. The Company has adopted local currencies as the functional currencies for its foreign subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $2.3 million at September 30, 1996. There were no foreign exchange contracts outstanding at December 31, 1995.

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

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


3. CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                                                     September 30,    December 31,
          (In thousands)                                                 1996            1995
                                                                         ----            ----
          Customer receivables                                         $20,899          $20,304
          Less allowance for doubtful accounts                             537              537
                                                                           ---              ---
                                                                       $20,362          $19,767
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

Inventories consist of the following:

                                                                     September 30,    December 31,
          (In thousands)                                                 1996             1995
                                                                         ----             ----
          Raw materials and purchased parts                            $10,426          $ 7,832
          Work in process                                                5,049            4,111
          Finished goods                                                11,663           10,801
                                                                        ------           ------
                                                                       $27,138          $22,744
                                                                        ======           ======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                     September 30,   December 31,
          (In thousands)                                                 1996            1995
                                                                         ----            ----
          Land                                                         $ 2,170          $ 2,238
          Buildings                                                     12,938           13,366
          Leasehold improvements                                         8,362            7,500
          Machinery and equipment                                       22,348           19,510
          Office equipment                                               9,522            8,865
                                                                         -----            -----
                                                                        55,340           51,479
          Less accumulated depreciation                                 31,059           29,152
                                                                        ------           ------
                                                                       $24,281          $22,327
                                                                        ======           ======

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its RAM Optical Instrumentation, Inc. and MikroPrecision Instruments, Inc. ("MikroPrecision") subsidiaries with the rest of the Company's operations, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although, the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the periods included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 1996 with the three- and nine-month periods ended September 30, 1995. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS:

                                                                                                Period-to-Period
                                                                                               Increase (decrease)
                                                                                               ------------------
                                                                                                Three       Nine
                                                       Percentage of Net Sales                  Months     Months
                                                       -----------------------
                                          Three Months Ended            Nine Months Ended        Ended      Ended
                                             September 30,                 September 30,           September 30,
                                           1996         1995            1996         1995        1996        1996
                                           -----        -----           -----        -----      ------      -----
Net sales                                     100.0%     100.0%          100.0%       100.0%      20.5%      17.9%
Cost of sales                                  56.5       53.9            56.5         54.7       26.4       21.7
                                              -----      -----           -----        -----
     Gross margin                              43.5       46.1            43.5         45.3       13.7       13.2
Selling, general and
     administrative expense                    30.1       33.4            30.5         33.7        8.5        6.5
Research and
     development expense                        6.5        6.1             6.7          6.7       27.2       18.7
                                              -----      -----           -----        -----
     Income from operations                     6.9        6.6             6.3          4.9       27.7       51.5
Interest expense                               (1.6)      (1.6)           (1.6)        (1.6)      30.6       19.1
Other income, net                               0.3       (0.5)            0.4          1.5     (200.9)     (69.7)
Income taxes                                   (1.8)      (1.4)           (1.6)        (1.5)      50.1       25.2
                                               -----     -----           -----        -----
     Net income                                 3.8%       3.1%            3.5%         3.3%      50.0       25.1
                                               =====      =====           =====        =====

NET SALES:

Sales for the three- and nine-month periods ended September 30, 1996, were $29.2 million and $87.3 million, respectively, compared with $24.3 million and $74.1 million for the three- and nine-month periods ended September 30, 1995, an increase of 20.5% and 17.9% for the respective periods. The increase for the three- and nine-month periods ended September 30, 1996 were principally attributable to sales growth in U.S. domestic market ($4.4 million and $11.4 million, respectively) and Pacific Rim market ($1.1 million and $3.3 million, respectively) offset in part by sales declines in Europe, primarily in France ($0.4 million and $2.1 million, respectively).

The Company's domestic sales totaled $18.1 million and $51.6 million for the three- and nine-month periods ended September 30, 1996, compared with $13.7 million and $40.2 million for the three- and nine-month periods ended September 30, 1995, an increase of 32.5% and 28.5% for the respective periods. The current period increases from the year ago levels were principally attributable to the impact of the MikroPrecision acquisition ($2.3 million and $5.8 million, respectively) and the sales growth of other core product lines.

International sales of the Company were $11.1 million and $35.7 million for the three- and nine-month periods ended September 30, 1996, compared with $10.6 million and $33.9 million for the three- and nine-month periods ended September 30, 1995, an increase of 4.6% and 5.1% for the respective periods. The increase for the three- and nine-month periods ended September 30, 1996 were principally attributable to a strengthening of sales in the Pacific Rim, offset in part by declines in France.

The order rates in the U.S. and Pacific Rim show moderate strength, however, the order rates in Europe continue to be weak. Overall, management anticipates continued sales growth through the remainder of 1996 over the prior year from its MikroPrecision and RAM Optical Instrumentation, Inc. subsidiaries, the improving economic situation in the U.S. and Pacific Rim economies and increased sales of ultra-high precision positioning products. Management believes the weakness in sales in France continues to be principally attributable to budgetary constraints on certain French government agencies and that weakness in Europe is anticipated to continue at least for the remainder of 1996.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GROSS PROFIT:

Gross profit increased 13.7% and 13.2% on a sales increase of 20.5% and 17.9% for the three- and nine-month periods ended September 30, 1996 compared with the three- and nine-month periods ended September 30, 1995, respectively. However, the margin (gross profit as a percentage of sales) decreased to 43.5% of sales in each of the three- and nine-month periods ended September 30, 1996, compared with 46.1% and 45.3% for the three- and nine-month periods ended September 30, 1995, respectively, principally attributable to lower gross profit margins on OEM sales at MikroPrecision and lower sales volume in Europe. The Company believes that consolidated gross margins will continue to be impacted by MikroPrecision gross profit margins, which are lower than the margins historically recorded by the Company, and by the weakness in European sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended September 30, 1996, increased 8.5% and 6.5%, respectively, compared with the three- and nine-month periods ended September 30, 1995. SG&A expenses when stated as a percentage of sales were 30.1% and 30.5%, compared with 33.4% and 33.7% for the prior year periods. SG&A expenses increased during the three- and nine-month periods ended September 30, 1996, in large part because of SG&A expenses at MikroPrecision for which there were no comparable amounts in the corresponding 1995 periods. However, these expenses decreased as a percentage of sales because of the increased sales volume.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three- and nine-month periods ended September 30, 1996, increased 27.2% and 18.7%, respectively, compared with the three- and nine-month periods ended September 30, 1995. This increase is principally attributable to costs associated with the continued development of new systems for the fiber optic communications and disk drive markets, including the ORION(TM) fiber alignment system and Polaris(TM) video inspection system, along with products aimed at motion control applications and wafer fabrication, and includes R&D expenses at MikroPrecision for which there were no comparable amounts in the corresponding 1995 periods. These R&D expenses when stated as a percentage of sales were 6.5% and 6.7%, compared with 6.1% and 6.7% for the prior year periods. Management is committed to continued product development and intends to increase R&D spending by approximately one million dollars in 1996 over 1995 for development of new products and product improvements.

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the three- and nine-month periods ended September 30, 1996, was $0.5 million and $1.4 million respectively, compared with $0.4 million and $1.2 million for the three- and nine-month periods ended September 30, 1995. The increase is principally attributable to increased debt primarily because of the acquisition of MikroPrecision. During May 1996 the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt. The Company believes that this financing will reduce its after-tax cost of borrowing. Other income, consisting of interest, dividends and other income, was $0.1 million and $0.3 million for the three-and nine-month periods ended September 30, 1996, compared with $(0.1) million and $1.1 million for the three- and nine-month periods ended September 30, 1995. The nine-month period ended September 30, 1995 included non-recurring investment income totaling $499,000, net of taxes, or $0.06 per share.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

PROVISION FOR TAXES:

The effective annual tax rate for the three- and nine-month periods ended September 30, 1996 and 1995 was 32%.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities of $3.1 million for the nine-month period ended September 30, 1996, was principally attributable to the Company's net income ($3.0 million) and non-cash items (principally depreciation and amortization of $3.4 million), offset in part by changes in operating assets and liabilities, principally increased inventories of $4.3 million.

Net cash used in investing activities of $9.5 million for the nine-month period ended September 30, 1996, was attributable to the Company's acquisition of businesses ($4.4 million) in the first quarter and purchases of property, plant and equipment ($5.0 million).

Net cash provided by financing activities of $8.5 million for the nine-month period ended September 30, 1996, was principally attributable to the proceeds from a $20.0 million debt placement and other increases in long-term debt borrowings, partially offset by the repayment of $23.7 million of long- and short-term borrowings. In May 1996, the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004. Combined with its existing unsecured revolving credit line, this debt placement raised the Company's total available and outstanding credit to $37.0 million.

The Company has a revolving credit agreement for a $15.0 million unsecured line of credit to support the Company's domestic operations and its international operations outside of Europe and a French franc 10 million unsecured line of credit to support the Company's European requirements, with interest at prime plus 0.5%, or LIBOR plus 2.0%. At September 30, 1996, no amounts were outstanding under on these lines of credit and standby letter of credit utilization under the lines totaled $0.3 million. Subsequent to the end of the third quarter of 1996, this unsecured line of credit was increased by by a $5.0 million. This amendment to its credit agreement also reduces the interest rate to prime, or LIBOR plus 1%. The unused line fee was also reduced, from 37.5 to
25.0 basis points. The maturity of the line was extended to December 31, 1999. This increase raises the Company's total available and outstanding credit to $42.0 million.

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to support its operations in the ordinary course of business, including anticipated capital expenditures and debt repayment requirements, over the next year.

Although the Company has no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies, the Company continues to evaluate acquisitions of products or companies that complement the Company's business and may make such acquisitions in the future, and there can be no assurance that the Company will not need to obtain additional sources of capital to finance any such acquisitions.

                              NEWPORT CORPORATION


                           PART II. OTHER INFORMATION



Item 6: Exhibits and Reports on Form 8-K.

          (a) Exhibits

                 Exhibit 10.1 First Amendment to Credit Agreement dated as of October 31, 1996 between Newport Corporation and ABN AMRO Bank N.V., Los Angeles International Branch

                 Exhibit 10.2 Severance Compensation Agreement dated as of April 8, 1996, between Newport Corporation, a Nevada Corporation, and Robert J. Phillippy

                 Exhibit 10.3 Severance Compensation Agreement dated as of May 1, 1996, between Newport Corporation, a Nevada Corporation, and Robert G. Deuster

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


Dated: November 13, 1996



                                    By: /S/ROBERT C. HEWITT
                                        -------------------------------------
                                        Robert C. Hewitt, Principal Financial
                                        Officer, duly authorized to sign
                                        on behalf of the Registrant

                              NEWPORT CORPORATION

                                   FORM 10Q

                                 EXHIBIT INDEX



                                                                      Sequential
                                                                     Page Number
                                                                     -----------

Exhibit 10.1   First Amendment to Credit Agreement dated as of
               October 31, 1996 between Newport Corporation and
               ABN AMRO Bank N.V., Los Angeles International Branch      15

Exhibit 10.2   Severance Compensation Agreement dated as of
               April 8, 1996, between Newport Corporation, a
               Nevada Corporation, and Robert J. Phillippy               27

Exhibit 10.3   Severance Compensation Agreement dated as of
               May 1, 1996, between Newport Corporation, a
               Nevada Corporation, and Robert G. Deuster                 34

Exhibit 27     Financial Data Schedule                                   41