Form 10-K405
period 1996-12-31
NEWPORT CORP
filed 1997-03-28
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ***

                                   FORM 10-K

        (Mark One)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934  For the fiscal year ended             December 31, 1996
                                                ----------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from  ___________________ to __________________

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

                                Yes   X   No
                                    -----    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $78,746,000 as of March 10, 1997.

The number of shares outstanding of each of the issuer's classes of common stock as of March 10, 1997, was 8,919,494.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1997, are incorporated by reference into Part III.


                              Page 1 of 40 Pages

                Exhibit Index on Sequentially Numbered Page 37

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


                                     PART I

ITEM 1 BUSINESS
------ --------

GENERAL DESCRIPTION OF BUSINESS
-------------------------------

Newport Corporation, together with its consolidated subsidiaries (the "Company" or "Newport"), is a leading global supplier of high precision components, instruments, micropositioning and measurement products and systems to the fiber optics communications, computer peripherals, semiconductor equipment and scientific research markets. The Company designs, manufactures and markets components and systems which enhance productivity and capabilities of automated assembly and test and measurement for high precision manufacturing and engineering applications. With nearly thirty years experience in research laboratory products and systems, the Company also provides sophisticated equipment to commercial, academic and governmental research institutions world-wide. Certain of the Company's products and systems also incorporate proprietary software developed by the Company or by third parties for the Company's use.

The trend towards miniaturization in computer, telecommunications and other industries has placed greater demands on the manufacturing operations within these industries. As component sizes decrease, such components are required to be manufactured on a more precise level. In addition, customers are demanding increasingly sophisticated product offerings. As a result, suppliers of precision components, such as hard disk drives, semiconductor wafers and fiber optic communications equipment are being driven to manufacture products within extremely narrow tolerances. This requires ultraprecise motion and vibration control and precision measurement components and systems. The Company's products enable manufacturers to manufacture and test sophisticated components to satisfy the demands for reduced size and increased functionality.

For nearly three decades Newport has serviced the needs of research laboratories for precision equipment. In 1991, the Company acquired the micro-positioning business of Micro-Controle S.A. and commenced its evolution from a provider of discreet components for research applications to a company that manufactures both components and integrated systems for research and commercial applications. The acquisition also provided the Company with a significant manufacturing and distribution base in Europe. In February 1995, the Company acquired RAM Optical Instrumentation, Inc. ("ROI") in order to increase its participation in the computer peripherals and semiconductor test and measurement markets. The acquisition of ROI also increased the Company's expertise in developing software and manufacturing integrated systems. In March 1995, the Company acquired Light Control Instruments, Inc. ("LCI"), a participant in the fiber optic test and measurement market. The acquisition of LCI expanded the Company's fiber optic product offering by adding laser diode test equipment to the Company's internally developed product line. In January 1996, the Company acquired MikroPrecision Instruments, Inc. ("MikroPrecision") further increasing its participation in the semiconductor equipment and computer peripherals market. As a result of its internal growth and strategic acquisitions, Newport is a leading supplier of high precision optics, instruments, micro-positioning and measurement products and systems to manufacturers of fiber optic communications equipment, computer peripherals and semiconductor equipment world-wide. In addition, the Company continues to focus its core strengths in research test and measurement equipment to provide ultra-precision motion and measurement technologies for research applications. The Company seeks to leverage its expertise in research laboratory equipment to continue to expand its product offerings for commercial applications.

MARKETS
-------

FIBER OPTIC COMMUNICATIONS EQUIPMENT

     Traditional wireline telecommunications networks are increasingly being replaced or supplemented by fiber optic transmission lines in order to increase network capacity. Fiber optic technology is also being increasingly utilized in local and wide area networks and for data communication within mainframe computers. High volume production of optoelectronic components used in fiber optic networks, however, has been limited by the method in which manufacturers of these devices manipulate strands of optical fiber. Optical fibers must be aligned within extremely narrow tolerances to allow pulses of light to be transmitted from a laser diode source though the communications line. In order for the light pulses to be transmitted efficiently, optical fibers must be aligned within nanometer scale tolerances. Current manual techniques result in low production yields and inconsistent quality. In addition, the Company believes that as network suppliers are required to increase production and focus on technological innovations in fiber optics, they will increasingly seek out "turn-key" assembly automation and test and measurement systems from third party suppliers such as the Company.

     Newport's AutoAlign(TM), Orion(TM) and LaserWeld(TM) systems integrate the Company's ultraprecise motion and vibration control components with optical instrumentation to provide software controlled turn-key systems that permit the automated alignment and connection of optical fibers within extremely narrow tolerances and thus substantially increase productivity.

     The Company also manufactures laser diode burn-in and characterization equipment that allows diode manufacturers to age and test laser diodes more efficiently. These devices are the sources of light in fiber optic networks. Introduced in 1996, the Company's laser diode test equipment can burn-in and test hundreds of laser diodes at one time.

COMPUTER PERIPHERALS

     Manufacturers of computer hard disk drives and other peripheral equipment such as printers and scanners are required to manufacture their products within extremely narrow tolerances. In the hard disk drive market, the demand for test and measurement products is being driven primarily by two factors. First, increased requirements of data density are driving manufacturers to produce smaller disk drives with increased storage capacity, thus heightening the need for ultra-precise test equipment. Second, the growth in demand for data storage devices and the increased usage of offshore production facilities has increased the demand for high precision automated test and measurement equipment to facilitate quality control. In addition, competitive factors within the computer peripherals industry are causing manufacturers to provide products with greater functionality and minimal product failure rates, thus requiring more capable inspection equipment. Manufacturers also seek highly precise solutions in an effort to maximize the life cycles of their products. As a result, the Company believes that data storage manufacturers are increasing their investment in ultraprecise automated inspection systems to test all components used in the design and manufacture of sophisticated disk drive equipment.

     The disk drive market is also being driven by the increased need for ultra-smooth surfaces on the disk and disk slider in hard drives. High storage densities in disk drives require narrower spacing between the disk drive heads and the disk surface, thus requiring smoother surfaces on the head and disk to prevent inadvertent contact and resultant disk failure. The Company's precision optics, mechanical components and vibration isolation technology are integrated into hard disk texturing machines to create "landing zones" on hard disks for disk drive heads to allow for head/disk contact without such failure.

     Newport's high precision optical and mechanical components and vibration isolation platforms as well as its precision motion sub-assemblies and integrated systems are used by manufacturers of disk drives, and other computer peripheral devices for test, measurement, inspection and calibration applications. The Company's Polaris(TM) system meets the automated inspection needs and throughput requirements of disk drive head manufacturers. The Company also has developed the LaserMAP(TM) system which combines laser and video technology to allow for automated dimensional measurement of the suspension system which holds the heads in the disk drive assembly. The LaserMAP system has also been applied to critical dimensional measurement applications in the semiconductor and medical device markets.

SEMICONDUCTOR EQUIPMENT

     The market for semiconductors, or computer chips, continues to grow as personal computers, personal digital assistants and other computer equipment increasingly penetrate the world-wide landscape. Also adding significantly to this market is the increased demand for highly functional electronics devices that require semiconductor technology. Increased demand for greater performance and smaller size has driven the requirement for reduced chip size and increased sophistication in chip design. Reduced size and increased sophistication, in turn, has rendered semiconductors more susceptible to minute manufacturing defects, thus resulting in increased demand for precision equipment that improves manufacturing and quality control.

     Newport provides high precision vibration isolation systems and mechanical components to Original Equipment Manufacturers ("OEMs") and chip manufacturers for integration into wafer stepper machines that transfer multiple circuit patterns onto computer chip wafers. The Company's products also enable manufacturers to detect and classify chip defects more accurately and thereby increase manufacturing efficiency. The Company's products are also sold to manufacturers of equipment which can detect and measure sub-micron defects in semiconductors as well as perform semiconductor and thin film head profiling.

RESEARCH LABORATORY EQUIPMENT

     The Company has been a leader in servicing the needs of the research laboratory equipment market for nearly three decades and continues to provide precise test and measurement equipment to commercial, academic and governmental research institutions world-wide. The Company seeks to provide a broad portfolio of components, instruments and systems, including vibration isolation products and systems, mechanical components and accessories, laser-quality optics and optomechanical components and optical instruments, that fulfill a wide variety of research functions. The research laboratory equipment market continues to provide the Company with a significant base of assets, technology and employees enabling the Company to expand its presence in other markets.

PRODUCTS
--------

The Company manufactures and distributes two major product groups, broadly defined by the Company as Laser Electro-Optical equipment and peripherals and Precision Systems.

Laser Electro-Optical equipment and peripherals consist of Vibration Isolation Products, Components, Optics and Instruments and accounted for approximately 56% of the Company's 1996 sales.

     Vibration Isolation Products.  Laser and certain other high technology
     ----------------------------
     experiments and applications require a relatively vibration-free environment. The Newport isolation systems provide a working surface for experiments and applications with greatly reduced vibration environments due to noise, ground motion and excitations caused by external forces or active components mounted to the table itself. The Company's isolation systems provide dynamically rigid surfaces using internally damped honeycomb tops mounted on pneumatic supports. The Company's product line includes over 350 standard vibration isolation systems in addition to the capability to manufacture custom systems. While these products are built to rigid quality standards, they are comprised of standard materials and consequently, there are no unusual supply requirements.

     Components.  Newport offers a comprehensive line of mechanical components
     ----------
     compatible with, and complementary to, its vibration isolation systems. These mechanical components include products such as mirror mounts, holders, positioners, and other accessories which are basic building blocks for experimental or prototype laser and optical systems. The Company has developed and sells components for fiber optics, telecommunications and sensors experimentation. Newport's products include a micro interferometer, laser-to-fiber couplers and fiber optic positioners. The Company's line of fiber optic components includes selected products manufactured by third parties.

     Optics.  The Company manufactures and markets a line of laser-quality
     ------
     optics and optomechanical components. This product line includes lenses, mirrors, prisms, laser beam expanders, collimators, attenuators, variable beamsplitters and spatial filters. The Company has the capability to provide custom coatings for specific applications.

     Instruments.  Newport offers several lines of electronic instruments to
     -----------
     complement its other products serving optical laboratories. These products are concentrated in the areas of light measurement and control, light sources and holography. The Company not only designs and manufactures a majority of its electronic products but also distributes the products of others. Examples of the electronics instruments manufactured or distributed by the Company include power meters, laser diode instruments, spectrum analyzers, electronic shutters and modulators, lasers, lamps and accessories.

Precision Systems consist primarily of Motion Control Devices and Systems, Process Automation Workstations for Photonics Packaging and Video-Based Measurement and Inspection Systems. These products accounted for approximately 44% of the Company's 1996 sales.

     Motion Control Devices and Systems.  Newport offers an extensive line of
     ----------------------------------
     manually operated and motorized positioning devices for both research and industrial applications. Examples of these products include linear and rotational stages; elevational devices and actuators, as well as simple and programmable motion controllers for stepping and DC motors. The Company also manufactures a line of positioning sub-systems, for both laboratory and industrial applications. Newport's system integration capability allows it to serve application-specific research, test and measurement, and inspection markets and to satisfy a wide variety of industrial process application needs.

     Process Automation Workstations for Photonics Manufacturing.  Newport has
     -----------------------------------------------------------
     developed several advanced process automation workstations for packaging and testing of photonics devices used in communications and sensing applications. Integrating core vibration control, motion control, and light measurement instrumentation technologies, the Company's AutoAlign system utilizes sophisticated control software to completely automate fiber optic alignment and device characterization for any photonic device. The LaserWeld system adds laser-welded attachment capability and is the industry's only industrial-class laser welding workstation for automated pigtailing of opto-electronic components, and features Newport's proprietary LaserHammer(TM) weld-adjustment technology and fully automated process sequencing capabilities.

     Video-Based Measurement and Inspection Systems.  Through the Company's
     ----------------------------------------------
     wholly-owned subsidiary, ROI, Newport offers a line of video-based measurement and inspection systems and accessories. These products include video direct microscopes, Sprint, OMIS II(TM) and OMIS III(TM) optical measurement inspection systems, Polaris magnetic head pole geometry system and LaserMAP software. The Polaris magnetic head pole geometry system is specifically designed to measure pole geometry features on thin film disk drive sliders. The LaserMAP software integrates video and laser technology for critical dimensional measurement applications in the semiconductor, electronic packaging, computer peripherals and medical device markets.

SALES AND MARKETING
-------------------

The Company's products are sold to thousands of companies and institutions throughout the world and are marketed by means of a technical catalog, a technically trained marketing staff and a worldwide network of subsidiary sales offices and sales representatives.

The Company has an interactive site on the World Wide Web (http://www.newport.com). This marketing venture specifically addresses the large Internet-savvy portion of the Company's customer base - those in academia and research. As the World Wide Web gains acceptance within the Company's other core markets, this tool will provide even greater advantages to the Company and our customers. Available on the Company's World Wide Web site are the latest products, a literature and information request format, technical/tutorial and application related material, market surveys, sales information (including its catalogs), and comprehensive company and financial overviews.

Newport's principal marketing tool for the scientific market is its comprehensive catalog of products. This document, numbering approximately 600 pages, provides detailed product information as well as extensive technical and applications data. During 1996 the Company decided that the catalog could be more effective if it targeted specific customer groups, particularly as the Company targets specific industrial market segments. Consequently catalog updates planned for 1997 will be accomplished through the issuance of a series of individual product line catalogs, namely a separate catalog for photonics, motion control, vibration control, optics and opto-mechanical components. These catalogs are further augmented by new product brochures and customer newsletters. The catalogs are mailed to more than 100,000 potential customers worldwide.

The Company also publishes separate short-form catalogs that target specific market areas, such as comprehensive French-, German- and Japanese-language catalogs. Newport advertises in technical journals serving many technical disciplines. Selected product literature is published in Chinese, French, German and Japanese.

Further product exposure and contact with existing and potential clients are developed and maintained at trade shows and technical conferences.

For the Company's U.S. markets, components and systems are marketed through an internal marketing staff and Company-employed field sales organization as well as a nation-wide network of distributors and sales representatives. The Company selects sales representatives based on the knowledge of the Company's markets and contacts with potential customers. As of December 31, 1996, the Company had fifty-one domestic sales representatives and distributors.

For its international markets, Newport uses a Company-employed marketing staff in France, Germany, the United Kingdom, Switzerland, Italy, the Netherlands, Canada and Taiwan. Newport uses approximately thirty-four independent sales representatives and distributors for international sales. International sales accounted for approximately 42%, 46% and 47% in 1996, 1995 and 1994, respectively. As a result of conducting business internationally, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's sales and marketing efforts for its larger systems are focused on establishing and developing long-term relationships with potential customers. A significant portion of the markets targeted by the Company for growth have been served to date by the internal manufacturing operations of components and systems manufacturers. The Company believes that as end-users continue to require reduced size and increased functionality in fiber optic, computer peripherals and semiconductor assembly and test equipment, such manufacturers will increasingly seek outside solutions for highly precise manufacturing and inspection applications.

Sales cycles for such system products can be lengthy, and can range up to seven months. Sales are typically made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. No single unaffiliated customer accounted for more than 5% of the Company's sales in 1996. Sales and orders for the Company's products historically have generally not been affected by significant seasonal demand.

The Company has commenced a telemarketing initiative. This new program targets new product brochures to potential customers, coordinates new order leads with salesmen and utilizes focused mailing lists for selected niche markets. In addition, the Company is focusing its advertising into market niches related to high growth, high technology industries such as fiber optic communications for which the Company has developed the AutoAlign and LaserWeld fiber alignment and packaging systems.

COMPETITION
-----------

The Company competes principally in several specialized market segments against a limited number of companies, some of which are more established, enjoy higher name recognition and posses far greater financial, technological and marketing resources than the Company while others are relatively small and highly specialized firms. In general, the Company currently competes on the basis of the performance and quality of its products, including reliability, as well as on price and timely manufacture and delivery. The Company also competes with the internal equipment manufacturing operations of many of its potential customers. While the Company attempts to convince such potential customers that it would be more efficient to outsource their equipment needs, there can be no assurance that the Company will be successful in penetrating this portion of these markets. Further, there can be no assurance that any of such potential customers will not market its internally manufactured equipment to third parties and thereby compete directly with the Company. In the research laboratory equipment market, increasing budgetary constraints are expected to give low-cost providers a competitive advantage, notwithstanding reduced quality and performance. In addition, because of the fragmented nature of this market, general equipment manufacturers may gain a market presence without specifically targeting the market.

There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, or that new competitors, some of which may have substantially greater financial, technical and marketing resources than the Company, will not seek to enter the market served by the Company's products.

MANUFACTURING
-------------

The Company assembles, tests and packages its components and systems at its domestic manufacturing facilities located in Irvine and San Luis Obispo, California, and Plymouth, Minnesota. The Company's international manufacturing facilities are located in France. For information regarding the Company's operations by geographic area, refer to Note 13 of Notes to Consolidated Financial Statements. A portion of the Company's research and development facilities, its corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disasters.

The Company's manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for its larger products, assembling the subassemblies and components into integrated systems. The Company seeks to design and manufacture components internally for its integrated systems, although on a limited basis the Company purchases completed products from certain suppliers and resells those products through its distribution system. Most of these purchase-pass-through products are produced to the Company's specifications and carry the Company's logo.

The Company currently procures various components from single-sources due to unique component designs as well as certain quality and performance requirements. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to the Company, the Company would be required to purchase comparable components from other sources. If for any reason the Company could not obtain comparable replacement components from other sources in a timely manner, the Company's business, results of operations or financial condition could be adversely affected.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------


The Company continually seeks to improve its technological position through internal research and product development and licensing and acquisitions of complementary technologies. The computer peripherals, semiconductor equipment and fiber optic telecommunications equipment markets, as well as the other markets for the Company's products, are characterized by technological advances, evolving industry standards and new product introductions and enhancements. The Company attempts to enhance its existing products and develop and introduce innovative new products to satisfy customer needs. As the Company's business continues to evolve towards systems integration, the Company regularly investigates new ways to combine components manufactured at its various operations in new ways to produce innovative technological solutions for the markets it serves. The Company is investing in a number of programs to develop new products and product enhancements to complement its AutoAlign fiber alignment system for the fiber optic communications market. During 1995 the Company developed a prototype LaserWeld packaging system for manufacturing optoelectronic devices for the high growth fiber optic communication industry. During 1996 it introduced the ORION packaging system, a semiautomated single-mode fiber alignment system. The Company introduced the Polaris magnetic head pole geometry measurement system for the disk drive industry and LaserMAP software which integrates laser metrology into its video inspection systems for applications in the electronics packaging industry. The Company also introduced a series of X-ray goniometers for sale to the high energy physics research market. In addition, during 1996 the Company introduced a number of new products for the photonics research market and the traditional Laser Electro-Optical market. Management is committed to continued product development and intends to increase R&D spending by approximately $1 million in 1997 over 1996 for development of new products and product improvements.

There can be no assurance that the Company's research and development efforts will be successful, that its new products will be developed on a timely basis and will achieve customer acceptance or that its customers' products will achieve market acceptance. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect the Company's business, operating results or financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS
--------------------------------------------

The Company has a number of patents, trademarks, exclusive marketing rights and licenses. Although these rights are considered to have value the Company believes that its business relies primarily on its product performance, experience and marketing skill, and is not dependent upon patent rights. Although the Company continues to implement protective measures, including requiring all employees and certain key suppliers and consultants to the Company to sign nondisclosure agreements, and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, there can be no assurance that infringement, invalidity, right to use or ownership claims by third parties will be asserted in the future, which claims could materially adversely affect the Company's business, operating results or financial condition, regardless of the outcome.

EMPLOYEES
---------

As of December 31, 1996, the Company had 746 employees worldwide. None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.

BACKLOG
-------

The consolidated backlog of all the Company's products was $20.7 million, $19.3 million and $16.7 million at December 31, 1996, 1995 and 1994, respectively. A significant portion of the products manufactured by the Company are manufactured for inventory with the goal of being able to make shipments upon receipt of an order. The remainder of the Company's products are made to order with typical lead times of three to twelve weeks. Because of these short response times and because orders are cancelable with little or no penalty, the Company does not believe that its backlog of orders at any particular date is a meaningful indicator of the Company's sales for any succeeding period.

As a result of manufacturing products in advance of receiving orders, the Company may at any given time have excess levels of inventory. Such excess levels of inventories increase the Company's expenses and the amount of the Company's resources invested in working capital. In addition, as the Company's markets are characterized by rapid technological change, excess inventory levels increase the risk of product obsolescence.

INVESTMENTS
-----------

Apart from the ownership of subsidiaries detailed in Exhibit 21 of this Form 10-K, Newport has minority ownership interests in several domestic companies involved in manufacturing laser-related and other high technology products.

ITEM 2 PROPERTIES
------ ----------

The Company's headquarters and principal California manufacturing operations are located at 1791 Deere Avenue, Irvine, California. The Company leases the Deere Avenue property under a fifteen-year lease expiring in March 2007. In addition, the Company has manufacturing operations in leased facilities at San Luis Obispo, California and Plymouth, Minnesota and leases office space in Mountain View, California for its Western Region sales, service and application center. The Company leases sales and service offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. The Company's centralized European distribution center is located at leased facilities in the Netherlands. The Company acquired in 1991, in connection with the acquisition of Micro-Controle, a building and land in Garden City, New York and several properties and buildings at various locations in France. During the first quarter of 1995 the Company relocated its New York manufacturing operations to Irvine, California and has leased the Garden City, New York property.

ITEM 3 LEGAL PROCEEDINGS
------ -----------------

The Company is not a party to any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------ ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.


                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
------ ---------------------------------------------------------------------
MATTERS
-------

Price Range of Common Stock
---------------------------

The Company's common stock is traded on the Nasdaq National Market under Nasdaq symbol NEWP. As of December 31, 1996, the Company had 1,659 common stockholders of record. Refer to Note 15, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 35 for quarterly share price and dividend payments.

Sales of Unregistered Securities
--------------------------------

None.

ITEM 6 SELECTED FINANCIAL DATA
------ -----------------------

The following table presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 1996, 1995, 1994 and 1993, the five months ended December 31, 1992 and the year ended July 31, 1992, restated to include financial information of ROI and LCI which were accounted for as poolings of interests

(In thousands, except percent, per share and employment information):

                                                          1996        1995        1994       1993       1992T*      1992
                                                       ----------   ---------   --------   ---------   --------   ---------
FOR THE YEAR:
Net sales                                               $119,910    $101,961    $94,201     $93,573    $39,398    $ 94,925
Cost of sales                                             67,103      55,421     51,811      51,747     21,887      53,378
                                                        --------    --------    -------     -------    -------    --------
   Gross profit                                           52,807      46,540     42,390      41,826     17,511      41,547
Selling, general and administrative                       36,741      34,441     32,240      31,735     14,161      34,699
Research and development                                   8,204       6,765      5,371       5,219      2,498       6,471
Restructuring expense and other special charges                -           -          -       6,263          -      13,795
                                                        --------    --------    -------     -------    -------    --------
   Income (loss) from operations                           7,862       5,334      4,779      (1,391)       852     (13,418)
Interest expense                                          (1,931)     (1,593)    (1,782)     (2,321)    (1,540)     (2,911)
Other income, net                                            477       1,137      1,839       1,463        905       2,021
                                                        --------    --------    -------     -------    -------    --------
   Income (loss) before income taxes                       6,408       4,878      4,836      (2,249)       217     (14,308)
Income tax provision (benefit)                             1,705       1,003      1,654         951        744        (333)
                                                        --------    --------    -------     -------    -------    --------
   Net income (loss)                                    $  4,703    $  3,875    $ 3,182     $(3,200)   $  (527)   $(13,975)
                                                        ========    ========    =======     =======    =======    ========

Percent to sales:
    Gross profit                                            44.0        45.6       45.0        44.7       44.4        43.8
    Selling, general and administrative                     30.6        33.8       34.2        33.9       35.9        36.6
    Research and development                                 6.9         6.6        5.7         5.6        6.3         6.8
    Income (loss) from operations                            6.5         5.2        5.1        (1.5)       2.2       (14.1)
    Net income (loss)                                        3.9         3.8        3.4        (3.4)      (1.3)      (14.7)

PER SHARE:
Net income (loss) per share                             $   0.53    $   0.45    $  0.38     $ (0.38)   $ (0.06)   $  (1.67)
Dividends paid per share                                    0.04        0.04       0.04        0.04       0.04        0.16
Equity per share                                            6.46        6.06       5.53        5.20       5.66        5.78

AT YEAR END:
Cash and marketable securities                          $  3,375    $  1,524    $ 3,624     $ 4,311    $ 3,436    $  6,593
Customer receivables, net                                 23,418      20,547     18,755      16,946     18,678      21,065
Inventories                                               28,954      22,744     21,432      21,655     24,531      27,452
Other current assets                                       6,782       4,088      4,512       4,941      5,939       7,603
                                                        --------    --------    -------     -------    -------    --------
 Current assets                                           62,529      48,903     48,323      47,853     52,584      62,713
Investments and other assets                               5,191       4,557      4,441       5,185      5,177       5,074
Property, plant and equipment                             24,045      22,327     23,044      24,145     30,415      31,175
Goodwill, net                                             11,612       8,161      8,846       8,852      9,747      10,893
                                                        --------    --------    -------     -------    -------    --------
   Total assets                                         $103,377    $ 83,948    $84,654     $86,035    $97,923    $109,855
                                                        ========    ========    =======     =======    =======    ========

Current liabilities                                     $ 20,787    $ 20,330    $26,604     $24,085    $29,358    $ 34,893
Long-term debt                                            23,464       9,899     11,117      16,005     19,246      24,704
Other liabilities                                          1,697       1,032        282       2,302      2,083       2,054
Stockholders' equity                                      57,429      52,687     46,651      43,643     47,236      48,204
                                                        --------    --------    -------     -------    -------    --------
   Total liabilities and equity                         $103,377    $ 83,948    $84,654     $86,035    $97,923    $109,855
                                                        ========    ========    =======     =======    =======    ========

MISCELLANEOUS STATISTICS
Working capital                                         $ 41,742    $ 28,573    $21,719     $23,768    $23,226    $ 27,820
Common shares outstanding                                  8,890       8,699      8,441       8,400      8,345       8,345
Worldwide employment at end of period                        746         662        650         676        743         805
Sales per employee (annualized)                         $    161    $    155    $   142     $   132    $   122    $    140

* Transition period of five months ended December 31, 1992 because of change in year end.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -----------------------------------------------------------------------
OF OPERATIONS
-------------

This Item contains forward-looking statements that involve risks and uncertainties and the Company's actual results could differ materially from those anticipated in such statements, as a result of various factors including those described below in "Additional Factors That May Affect Future Operating Results."

OVERVIEW
--------

The following is management's discussion and analysis of certain significant factors which have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. This discussion includes the impact of the acquisition of RAM Optical Instrumentation, Inc. ("ROI") and Light Control Instruments, Inc. ("LCI") which were accounted for using the pooling of interests method and MikroPrecision Instruments, Inc. ("MikroPrecision") which was accounted for using the purchase method, as described more fully in Note 2 to the financial statements on page 27 of this Form 10-K.

RESULTS OF OPERATIONS
---------------------

FINANCIAL ANALYSIS   The following table sets forth, for the periods indicated,
------------------
certain income and expense items expressed as a percentage of the Company's total sales and as period-to-period percentage increases or decreases:

                                                                 Period-to-Period
                                 Percentage of Total Sales      Increase (Decrease)
                               ------------------------------   --------------------
                                 1996       1995       1994       1996        1995
                               --------   --------   --------   ---------   --------
Net sales                        100.0%     100.0%     100.0%       17.6%       8.2%
Cost of sales                     56.0       54.4       55.0        21.1        7.0
                                 -----      -----      -----

     Gross profit                 44.0       45.6       45.0        13.5        9.8
Selling, general and
  administrative expense          30.6       33.8       34.2         6.7        6.8
Research and
  development expense              6.9        6.6        5.7        21.2       26.0
                                 -----      -----      -----

     Income from operations        6.5        5.2        5.1        47.4       11.6
Interest expense                  (1.6)      (1.5)      (1.9)       21.2      (10.6)
Other income, net                  0.4        1.1        2.0       (58.0)     (38.2)
                                 -----      -----      -----

     Income before income taxe     5.3        4.8        5.2        31.4        0.9
Income tax provision               1.4        1.0        1.8        70.0      (39.4)
                                 -----      -----      -----

     Net income                    3.9        3.8        3.4        21.4       21.8
                                 =====      =====      =====

NET SALES    For 1996, 1995 and 1994, the Company's net sales totaled $119.9
---------
million, $102.0 million and $94.2 million, respectively. Net sales for 1996 increased $17.9 million compared with 1995, represented by increases of $14.3 million in domestic markets and $3.6 million (net of $0.8 million unfavorable exchange rate effect) in international markets. Net sales for 1995 increased $7.8 million compared with 1994, with increases of $5.6 million in domestic markets and $0.6 million in international markets combined with a $1.6 million favorable exchange rate effect on foreign currency denominated sales.

Domestic sales totaled $69.8 million, $55.5 million and $49.9 million for 1996, 1995 and 1994, respectively. For 1996, sales increased $14.3 million compared with 1995. The increase was attributable principally to sales revenue at MikroPrecision ($7.7 million) for which there were no comparable amounts in 1995 and increases in sales of vibration isolation and precision motion systems to the semiconductor equipment, fiber optic communications and computer peripherals markets. Sales for 1995 increased $5.6 million compared with sales for 1994. The increase was attributable principally to increased sales revenue at ROI and LCI and to growth across core product lines.

International sales totaled $50.1 million, $46.5 million and $44.3 million for 1996, 1995 and 1994, respectively. For 1996, sales increased $3.6 million attributable principally to increases in the Pacific Rim countries ($6.0 million) for the most part because of sales into fiber optic communication and computer peripherals markets. These increases were partially offset by declines in Europe ($2.5 million), primarily France where funding for research equipment was reduced, including the previously mentioned $0.8 million unfavorable exchange rate effect. The increase in 1995 compared with 1994 was attributable principally to strengthened sales in the major markets of Europe and the $1.6 million favorable exchange rate effect offset in part by declines in sales to the Pacific Rim.

The order rate in the U.S. continues to show strength in response to the increasing sales and marketing emphasis on higher growth market niches in the fiber optic communications, semiconductor equipment and computer peripherals industries and on new products introduced in 1996. Management expects improvements in sales to the United States and the Pacific Rim in 1997 as the Company continues to focus on these higher growth markets. However, although the order rate in Europe is showing some improvement, the recent strengthening of the U.S. dollar may offset the improvement. Overall, management anticipates that net sales in 1997 will increase over 1996; however, such growth is dependent on many factors and cannot be assured.

OPERATING INCOME    Total costs and expenses for 1996, 1995 and 1994 were $112.0
----------------
million, $96.7 million and $89.4 million, respectively.

Gross margin when stated as a percentage of sales was 44.0%, 45.6% and 45.0% for 1996, 1995 and 1994, respectively. The decrease in gross margin in 1996 from 1995 was attributable primarily to the addition of sales of products manufactured by MikroPrecision, which typically have lower margins than the Company's other products. Management anticipates that, despite MikroPrecision's lower margin products, which are expected to comprise an increasing proportion of the Company's net sales, the Company's overall gross margin will improve in 1997 as a result of increased sales volume and continued productivity improvements Company-wide.

Selling, general and administrative (SG&A) expenses totaled $36.7 million, $34.4 million and $32.2 million for 1996, 1995 and 1994, respectively. SG&A expenses represented 30.6%, 33.8% and 34.2% of net sales in 1996, 1995 and 1994, respectively. Although SG&A expenses increased in 1996, they decreased as a percentage of sales due primarily to the higher sales volume. The 1996 increase ($2.3 million) was attributable primarily to expenses incurred at MikroPrecision for which there were no comparable expenses in 1995 ($1.4 million) and to adverse determination of an appeal of litigation in France dating prior to the acquisition of Micro Controle S.A. ($0.6 million) offset in part by a favorable exchange rate effect in Europe of $0.2 million. The increase in 1995 was attributable in large part to expenses related to an acquisition which was not consummated ($0.5 million), severance expenses ($0.4 million), the strengthening of the Company's operating management in Europe ($0.3 million) and an unfavorable exchange rate effect ($0.7 million). Management anticipates SG&A expenses in total will increase in 1997 but will decline as a percent of sales as a result of anticipated increased sales volume.

Research and development (R&D) expenses totaled $8.2 million, $6.8 million and $5.4 million for 1996, 1995 and 1994, respectively. R&D expenses represented 6.9%, 6.6% and 5.7% of net sales in 1996, 1995 and 1994, respectively. The increases in R&D expenses in 1996 compared with 1995 and 1995 compared with 1994, were attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements to complement the AutoAlign fiber alignment system, including the ORION semiautomated single-mode fiber alignment system for the fiber optic communications market, improvements to the LaserWeld packaging workstation, development of laser diode burn-in and characterization systems and new products and software by the Company's ROI and MikroPrecision subsidiaries. Management is committed to continued product development and intends to increase R&D spending by more than $1 million in 1997 over 1996 for development of new products and product improvements. R&D is expected to remain approximately the same as a percentage of net sales due to the anticipated sales growth. The Company is dependent to a significant extent upon its ability to enhance its existing products and to introduce innovative new products that gain market acceptance. There can be no assurance, however, that the Company will be successful in selecting, developing, manufacturing new products or in enhancing its existing products so as to achieve such market acceptance.

Operating income totaled $7.9 million, $5.3 million and $4.8 million for 1996, 1995 and 1994, respectively. Operating income represented 6.5%, 5.2% and 5.1% of net sales in 1996, 1995 and 1994, respectively. Management anticipates that operating income will improve in 1997, both in total and as a percentage of net sales, primarily as a result of anticipated net sales growth exceeding expense growth.

INTEREST EXPENSE    Interest expense totaled $1.9 million, $1.6 million and $1.8
----------------
million for 1996, 1995 and 1994, respectively. The increase in interest expense for 1996 was primarily the result of additional debt incurred to finance the acquisition of MikroPrecision. The decrease in interest expense for 1995 was attributable to a reduction in the average debt outstanding and reduced interest rates, offset in part by the impact of the strengthening of the French franc against the U.S. Dollar. The Company anticipates interest expense for 1997 will remain approximately the same as 1996 because there are no significant scheduled principal payments, and because the majority of the Company's debt is at fixed interest rates.

OTHER INCOME, NET    Interest and dividend income totaled $0.1 million for each
-----------------
of the years 1996, 1995 and 1994. Exchange gains were less than $0.1 million for 1996 and 1995 and approximated $0.2 million for 1994. The Company recorded investment gains totaling $0.8 million and $1.4 million in 1995 and 1994, respectively. No investment gains were recorded in 1996.

TAXES BASED ON INCOME    The effective tax rates for 1996, 1995 and 1994 were
---------------------
26.6%, 20.6% and 34.2%, respectively. The increase in the effective tax rate for 1996 compared with 1995 was primarily the result of lower utilization of state net operating losses ("NOLs") and foreign operating losses and a lower valuation allowance reduction which were partially offset by a benefit from the conversion of foreign subsidiaries to U.S. partnerships. The decrease in the effective tax rate for 1995 compared with 1994 results largely from a reduction in valuation allowance and the utilization of state NOLs. Management anticipates that the Company's effective tax rate will increase in 1997, comparable to the Company's effective rate in 1994.

EMPLOYMENT    Worldwide employment of the Company totaled 746, 662 and 650 at
----------
December 31, 1996, 1995 and 1994, respectively. The increase in employment at December 31, 1996, was a result of the acquisition of MikroPrecision and increased production to meet sales requirements. Sales per employee approximated $161,000, $155,000 and $142,000 during 1996, 1995 and 1994, respectively.

STOCKHOLDERS' EQUITY    Stockholders' equity increased from $46.7 million ($5.53
--------------------
per share) as of December 31, 1994, to $52.7 million ($6.06 per share) as of December 31, 1995 and to $57.4 million ($6.46 per share) as of December 31, 1996. The increases in 1996 and 1995 were attributable to the respective year earnings, issuance of stock under stock option and purchase plans and unrealized translation gains in 1995, offset in part by dividend payments and translation losses in 1996. The Company paid dividends totaling $0.3 million during each of the years 1996, 1995 and 1994. This represents 4 cents per share during each of the respective periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities of $3.4 million and $5.7 million in 1996 and 1995, respectively, was primarily attributable to the Company's operating income for the respective years plus non-cash items, principally depreciation and amortization, offset in part by changes in operating assets and liabilities. Customer receivables rose 18.5% during 1996, while sales grew by 17.6%. Inventories increased 27.3% in 1996 over 1995 levels in part because of production planning associated with higher sales levels and the Company's goal of maintaining competitive manufacturing lead times. The Company believes that it must maintain certain levels of inventory in order to ensure that the lead times to its customers remain competitive, however the growth in inventory increases the risk that the Company will have to write down inventory in the future due to obsolescence if the Company does not correctly anticipate market demand for certain of its products. Accounts payable increased 60.8% in 1996 compared with 1995 because of increases in material purchases to support the growth in net sales.

Net cash used in investing activities of $10.5 million in 1996 was attributable principally to the Company's purchases of property, plant and equipment and to the acquisition of MikroPrecision. Net cash used in investing activities of $1.0 million in 1995 was attributable principally to the Company's purchases of property, plant and equipment, partially offset by proceeds from sales of investments and marketable securities. Capital expenditures for plant improvements and new equipment, aggregated $5.8 million, $2.5 million and $2.1 million for 1996, 1995 and 1994, respectively.

Net cash provided by financing activities of $9.0 million in 1996 was attributable principally to proceeds from a private placement of $20.0 million senior notes, sold at par to a U.S. insurance company. The notes are unsecured, carry an 8.25% annual coupon and mature in May 2004. Additionally, the Company issued common stock in connection with stock option exercises. The proceeds of these financing activities were offset in part by cash paid to reduce certain long-term debt and short-term borrowings. Net cash used in financing activities of $6.0 million in 1995 was attributable principally to cash paid to reduce debt, partially offset by proceeds from the issuance of common stock in connection with stock option exercises.

In October 1996, the Company modified its bank credit agreement increasing to $20.0 million the unsecured line of credit to support the Company's domestic operation while the 10.0 million French franc ($2.0 million) unsecured line of credit to support the Company's European requirements remained in place. This modified credit agreement resulted in a reduction of interest to prime, or LIBOR plus 1.0%, a reduction in the unused line fee from 37.5 basis points to 25.0 basis points and extension of the maturity of the line to December 31, 1999. At December 31, 1996, the amount outstanding under this line of credit was $0.4 million with $17.4 million available after considering outstanding letters of credit.

The Company believes its current working capital position together with estimated cash flows from operations and its existing financing availability are adequate for operations in the ordinary course of business at least through 1997, including anticipated capital expenditures and debt payment requirements.

Although the Company has no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies, the Company continues to evaluate acquisitions of products, technologies or companies that complement the Company's business and may make such acquisitions in the future, and there can be no assurance that the Company will not need to obtain additional sources of capital to finance any such acquisitions.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
-----------------------------------------------------------

The Company's future operating results, and stock price, may be affected by a number of factors that could cause actual results to differ from those stated herein. These factors include the following:

RAPID TECHNOLOGICAL CHANGE; NEW PRODUCT DEVELOPMENT

    The computer peripherals, semiconductor equipment and fiber optic communications equipment markets, as well as the other markets for the Company's products, are characterized by rapid technological advances, evolving industry standards and new product introductions and enhancements. Demand for certain of the Company's products is dependent upon the market acceptance of the products manufactured by the Company's customers, and there can be no assurance that such market acceptance will be achieved. The Company is also dependent to a significant extent upon its ability to enhance its existing products, to predict the needs of its customers and to develop and introduce innovative new products on a timely basis that gain market acceptance. Failure to develop, or introduce on a timely basis, new products or product enhancements that meet its customers' needs and achieve market acceptance could materially adversely affect the Company's business, operating results and financial condition. Although the Company maintains an active development program to improve its product offerings, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products on a timely or cost-effective basis.

RISKS OF DOING BUSINESS IN INTERNATIONAL MARKETS

In 1996, 1995 and 1994, international revenues accounted for approximately 42%, 46% and 47%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result of conducting business internationally, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. In addition, due to various factors, including the difficulty of assessing the various political and economic factors that may affect the strength of foreign economies, it is often difficult to project demand for the Company's products in foreign countries. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

As a result of the Company's international sales and operations, fluctuations in foreign exchange rates could affect the sales price in local currencies of the Company's products in foreign markets, the U.S. dollar value of sales denominated in foreign currencies as well as local costs and expenses of the Company's foreign operations. The Company uses forward exchange contracts, and other risk management techniques, to hedge its exposure to currency fluctuations relating to its intercompany transactions; however, its international subsidiaries remain exposed to the economic risks of foreign currency fluctuations. There can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

DEPENDENCE ON RESEARCH BUDGETS OF CUSTOMERS

A substantial amount of the Company's net sales have historically been derived from sales of its products to academic and governmental research institutions in the United States and various foreign countries, and the Company anticipates that sales to such institutions will continue to account for a significant portion of the Company's net sales for the foreseeable future. As such, the Company's future performance is directly dependent in part upon the capital expenditure budgets of its research institution customers and the continued demand of such customers for the Company's products. Many domestic and foreign research institutions, including certain of the Company's customers, have experienced constraints on their capital expenditure budgets due to factors such as reduced governmental funding of research activities and reduced defense spending. The Company's operating results may in the future be subject to period-to-period fluctuations as a consequence of such funding constraints, and there can be no assurance that such constraints will not continue over time, or that they will not have a material adverse effect on the Company's business, operating results or financial condition.

COMPETITION

Intense competition exists among manufacturers of precise motion, measurement and automation products, and the Company believes that competition in the Company's markets from both new and existing competitors will increase in the future. The Company competes principally in several specialized market segments against a limited number of companies, some of which are more established, enjoy higher name recognition and possess far greater financial, technological and marketing resources than the Company, while others are relatively small and highly specialized firms. The Company currently competes principally on the basis of the performance and quality of its products, including reliability, as well as on price and timely manufacture and delivery. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, or that new competitors, some of which may have substantially greater financial, technical and marketing resources than the Company, will not seek to enter the markets served by the Company's products.
In addition, there can be no assurance that competitive pressures will not cause the Company to reduce prices, which would negatively affect its gross margins.

DEPENDENCE ON COMPONENT AVAILABILITY AND KEY SUPPLIERS

The Company's ability to meet customer demand depends in part upon its ability to obtain adequate supplies of components from its vendors on a timely basis. The Company currently procures various components from single-sources due to unique component designs as well as certain quality and performance requirements. If such single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to the Company, the Company would be required to purchase comparable components from other sources. If for any reason the Company could not obtain comparable replacement components from other sources in a timely manner, the Company's business, results of operations or financial condition could be adversely affected. In addition, certain of the Company's suppliers require long lead-times to deliver requested quantities of components. If the Company were unable to obtain sufficient quantities of components used in the manufacture of its products, resulting delays or reductions in product shipments could occur and could have a material adverse effect on the Company's business, results of operations or financial condition.

FLUCTUATIONS IN OPERATING RESULTS

The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the availability of government research funding; the demand for the products sold by the Company's customers; the timing of new product introductions by the Company or its competitors; variations in the mix of products sold by the Company; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures; market acceptance of any new or enhanced versions of the Company's products; the availability and cost of key components; the availability of manufacturing capacity; and fluctuations in general economic conditions. The Company's overall gross margins may vary significantly on a period-to-period basis. In addition, gross margins may be adversely affected by competitive pressures due to variations in product mix. Accordingly, there can be no assurance that the Company will be able to sustain satisfactory gross margins. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, operating results and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indications of future performance. Due to all of the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock.

INTEGRATION OF ACQUISITIONS

The Company's recent growth primarily has been the result of strategic acquisitions of complementary businesses. Accordingly, the Company's future operating results will be dependent on its ability to integrate various business operations in an effective manner. The Company intends to lengthen its broad product offering by designing and marketing complete systems comprised of components manufactured within its various operations. There can be no assurance that the Company will be successful in managing and integrating such business operations. In addition, the Company's acquisition-related growth will continue to place additional demands on the Company's management and resources.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------ -------------------------------------------

Consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, the report of independent auditors thereon and the Company's unaudited quarterly financial data for 1996 and 1995 are referenced in Item 14 herein.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------ -------------------------------------------------------------------------
DISCLOSURE
----------

Not applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------- --------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1996 in connection with its May 28, 1997, Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION
------- ----------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1996 in connection with its May 28, 1997, Annual Meeting of Stockholders.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------- --------------------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1996 in connection with its May 28, 1997, Annual Meeting of Stockholders.

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

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
------- ----------------------------------------------------------------

(a) 1. Financial Statements and Financial Statement Schedules
       ------------------------------------------------------

       Report of Independent Auditors                                 21

       FINANCIAL STATEMENTS:
       --------------------
       Consolidated income statement
         for the years ended December 31, 1996, 1995 and 1994         22

       Consolidated balance sheet
         at December 31, 1996 and 1995                                23

       Consolidated statement of cash flows
         for the years ended December 31, 1996, 1995 and 1994         24

       Consolidated statement of stockholders' equity
         for the years ended December 31, 1996, 1995 and 1994         25

       Notes to consolidated financial statements                26 - 35

       FINANCIAL STATEMENT SCHEDULES:
       -----------------------------

       II - Consolidated valuation accounts                           36

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

       Exhibit 10.3    1992 Incentive Stock Plan (incorporated by reference to exhibit in the
                       Company's 1992 Proxy Statement).*

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

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
------- ----------------------------------------------------------------
(CONT'D)
--------

       Exhibit 10.6    Acquisition of Micro-Controle S.A., with exhibits (incorporated by reference to Form 8-K filed September 18, 1991, and amended July 23,
                       1992).

       Exhibit 10.7    Form of Severance Compensation Agreement between Newport
                       Corporation and certain Executive Officers (incorporated by reference to
                       Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

       Exhibit 10.8    Stock Purchase Agreement dated as of February 14, 1995, among
                       Newport Corporation as Purchaser, RAM Optical Instrumentation, Inc.
                       and Mark G. Arenal, Harry J. Brown, The Harry & Patricia Brown Living
                       Trust 1994, John G. Hartwell, and The John G. Hartwell Family Trust
                       Established 1/3/90 as Sellers (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed March 15, 1995).*

       Exhibit 10.9    Credit Agreement dated as of December 20, 1995 between Newport
                       Corporation and ABN AMRO Bank N.V., Los Angeles International
                       Branch (incorporated by reference to Exhibit 10.10 of the Company's
                       Annual Report on Form 10-K for the year ended December 31, 1995).

       Exhibit 10.10   Note Agreement dated as of May 2, 1996 between Newport Corporation and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1996).

       Exhibit 10.11   First Amendment to Credit Agreement dated as of October 31, 1996 between Newport Corporation and ABN AMRO Bank N.V., Los Angeles
                       International Branch (incorporated by reference to Exhibit 10.1 of the
                       Company's Form 10-Q for the quarter ended September 30, 1996).

       Exhibit 10.12   Severance Compensation Agreement dated as of April 8, 1996, between
                       Newport Corporation, a Nevada Corporation, and Robert J. Phillippy,
                       Vice President and General Manager (incorporated by reference to
                       Exhibit 10.2 of the Company's Form 10-Q for the quarter ended
                       September 30, 1996).*

       Exhibit 10.13   Severance Compensation Agreement dated as of May 1, 1996, between
                       Newport Corporation, a Nevada Corporation, and Robert G. Deuster,
                       President and Chief Executive Officer (incorporated by reference to
                       Exhibit 10.3 of the Company's Form 10-Q for the quarter ended
                       September 30, 1996).*

       Exhibit 21      Subsidiaries of Registrant                                                    38

       Exhibit 23      Consent of Independent Auditors                                               39

       Exhibit 27      Financial Data Schedule (Article 5 of Regulation S-X)                         40

-----------------
*Required to be filed pursuant to Item 14(a)(3) of Form 10-K


(b) Reports on Form 8-K
    -------------------
The Company filed no Reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION

/S/ROBERT G. DEUSTER                                                                      March 28, 1997
--------------------------------------------------------------------------------------------------------
Robert G. Deuster, President and Chief Executive Officer                                       Date
  (Principal Executive Officer)

/S/ROBERT C. HEWITT                                                                       March 28, 1997
--------------------------------------------------------------------------------------------------------
Robert C. Hewitt, Vice President, Chief Financial Officer and Secretary                        Date
  (Principal Financial and Accounting Officer)

                               POWER OF ATTORNEY

The undersigned directors and officers of Newport Corporation constitutes and appoints Robert G. Deuster and Robert C. Hewitt, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/R. JACK APLIN                                                                    March 28, 1997
---------------------------------------------------------------------------------------------------
R. Jack Aplin, Member of the Board                                                       Date

/S/ROBERT L. GUYETT                                                                 March  28, 1997
---------------------------------------------------------------------------------------------------
Robert L. Guyett, Member of the Board                                                    Date

/S/LOUIS B. HORWITZ                                                                 March  28, 1997
---------------------------------------------------------------------------------------------------
Louis B. Horwitz, Member of the Board                                                    Date

/S/DAN L. MCGURK                                                                    March 28, 1997
---------------------------------------------------------------------------------------------------
Dan L. McGurk, Member of the Board                                                       Date

/S/C. KUMAR N. PATEL                                                                March  28, 1997
---------------------------------------------------------------------------------------------------
C. Kumar N. Patel, Member of the Board                                                   Date

/S/RICHARD E. SCHMIDT                                                               March  28, 1997
---------------------------------------------------------------------------------------------------
Richard E. Schmidt, Chairman of the Board                                                Date

/S/JOHN T. SUBAK                                                                    March  28, 1997
---------------------------------------------------------------------------------------------------
John T. Subak, Member of the Board                                                       Date

                         Report of Independent Auditors



The Board of Directors and Stockholders
Newport Corporation


We have audited the accompanying consolidated balance sheet of Newport Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                              ERNST & YOUNG LLP

Orange County, California
February 21, 1997

                              NEWPORT CORPORATION
                         CONSOLIDATED INCOME STATEMENT

(In thousands, except per share amounts)
                                                      Year Ended December 31,
                                                 -------------------------------
                                                   1996        1995       1994
                                                 --------    --------    -------

Net sales                                        $119,910    $101,961    $94,201
Cost of sales                                      67,103      55,421     51,811
                                                 --------    --------    -------

Gross profit                                       52,807      46,540     42,390
Selling, general and administrative expense        36,741      34,441     32,240
Research and development expense                    8,204       6,765      5,371
                                                 --------    --------    -------

Income from operations                              7,862       5,334      4,779
Interest expense                                   (1,931)     (1,593)    (1,782)
Other income, net                                     477       1,137      1,839
                                                 --------    --------    -------

Income before income taxes                          6,408       4,878      4,836
Income tax provision                                1,705       1,003      1,654
                                                 --------    --------    -------

Net income                                       $  4,703    $  3,875    $ 3,182
                                                 ========    ========    =======

Net income per share                             $   0.53    $   0.45    $  0.38
                                                 ========    ========    =======

Number of shares used to calculate
  net income per share                              8,877       8,679      8,469
                                                 ========    ========    =======

Dividends per share                              $   0.04    $   0.04    $  0.04
                                                 ========    ========    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except stated value per share)
                                                                        December 31,
                                                                    --------------------
                                                                      1996        1995
                                                                    ---------   --------
ASSETS
  Current assets:
  Cash and cash equivalents                                         $  3,375    $ 1,524
  Customer receivables, net                                           23,418     19,767
  Other receivables                                                    2,075        780
  Inventories                                                         28,954     22,744
  Deferred tax assets                                                  3,004      2,570
  Other current assets                                                 1,703      1,518
                                                                    --------    -------

      Total current assets                                            62,529     48,903
Investments and other assets                                           5,191      4,557
Property, plant and equipment, at cost, net                           24,045     22,327
Goodwill, net                                                         11,612      8,161
                                                                    --------    -------
                                                                    $103,377    $83,948
                                                                    ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                  $  8,128    $ 5,054
  Accrued payroll and related expenses                                 4,879      5,143
  Taxes based on income                                                1,373      1,261
  Current portion of long-term debt                                    1,236      5,286
  Other current liabilities                                            5,171      3,586
                                                                    --------    -------

      Total current liabilities                                       20,787     20,330
Long-term debt                                                        23,464      9,899
Other liabilities                                                      1,697      1,032
Commitments and contingencies

Stockholders' equity:
  Common stock, $.35 stated value, 20,000,000 shares authorized;
    8,890,000 shares issued and outstanding at December 31, 1996;
    8,699,000 shares at December 31, 1995                              3,110      3,045
  Capital in excess of stated value                                    8,959      7,609
  Unamortized deferred compensation                                     (548)      (369)
  Unrealized translation loss                                         (2,442)    (1,773)
  Retained earnings                                                   48,350     44,175
                                                                    --------    -------

      Total stockholders' equity                                      57,429     52,687
                                                                    --------    -------
                                                                    $103,377    $83,948
                                                                    ========    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
                                                                     Years Ended December 31,
                                                                 -------------------------------
                                                                   1996        1995       1994
                                                                 ---------   --------   --------
OPERATING ACTIVITIES:
 Net income                                                      $  4,703    $ 3,875    $ 3,182
 Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                  6,062      4,940      4,622
     Net gains from sales of investments                                -       (832)    (1,685)
     Increase in provision for losses on
       receivables, inventories and investments                     1,226      1,940      1,129
     Deferred income taxes                                           (215)      (889)    (1,126)
     Other non-cash items, net                                        (84)       (94)       (96)
     Changes in operating assets and liabilities:
       Receivables                                                 (2,841)       561     (1,799)
       Inventories                                                 (6,596)    (2,492)       234
       Other current assets                                          (979)       232       (517)
       Accounts payable and other accrued expenses                  2,106     (2,488)    (3,358)
       Taxes based on income                                          112        (50)     2,203
       Translation gain (loss) related to operating activities         18      1,127        (19)
       Other, net                                                    (126)      (132)       222
                                                                 --------    -------    -------
Net cash provided by operating activities                           3,386      5,698      2,992
                                                                 --------    -------    -------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                        (5,844)    (2,513)    (2,142)
 Disposition of property, plant and equipment                         201         50        434
 Acquisition of business, net of cash acquired                     (4,442)         -          -
 Proceeds from sales of investments
   and marketable securities                                            -      1,319      2,205
 Other, net                                                          (436)        97        164
                                                                 --------    -------    -------
Net cash provided by (used in) investing activities               (10,521)    (1,047)       661
                                                                 --------    -------    -------

FINANCING ACTIVITIES:
  Proceeds from debt placement                                     21,605          -          -
  Repayment of long-term borrowings                                (9,295)    (1,859)    (5,394)
  Increase (decrease) in short-term borrowings                     (3,942)    (5,512)     2,450
  Cash dividends paid                                                (351)      (312)      (299)
  Issuance of common stock under employee
   agreements including associated tax benefit                      1,013      1,675         99
                                                                 --------    -------    -------
Net cash provided by (used in) financing activities                 9,030     (6,008)    (3,144)
                                                                 --------    -------    -------

Effect of foreign exchange rate changes on cash                       (44)      (133)       (32)
                                                                 --------    -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,851     (1,490)       477
Cash and cash equivalents at beginning of year                      1,524      3,014      2,537
                                                                 --------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  3,375    $ 1,524    $ 3,014
                                                                 ========    =======    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)
                                                  Years Ended December 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Common shares:
 Shares outstanding at beginning of year         8,699      8,441      8,400
 Issuance of common shares                         191        258         41
                                               -------    -------    -------
 Shares outstanding at end of year               8,890      8,699      8,441
                                               =======    =======    =======
Common stock:
 Balance at beginning of year                  $ 3,045    $ 2,954    $ 2,939
 Issuance of common stock                           49         80          7
 Grants of restricted stock, net                    16         11          8
                                               -------    -------    -------
 Balance at end of year                          3,110      3,045      2,954
                                               =======    =======    =======
Capital in excess of stated value:
 Balance at beginning of year                    7,609      5,771      5,554
 Issuance of common stock                          964      1,595         92
 Grants of restricted stock, net                   386        243        125
                                               -------    -------    -------
 Balance at end of year                          8,959      7,609      5,771
                                               =======    =======    =======
Unamortized deferred compensation:
 Balance at beginning of year                     (369)      (251)      (174)
 Grants of restricted stock, net                  (402)      (254)      (133)
 Amortization of deferred compensation             223        136         56
                                               -------    -------    -------
 Balance at end of year                           (548)      (369)      (251)
                                               =======    =======    =======
Unrealized gain on marketable securities:
 Balance at beginning of year                        -        343        979
 Change in unrealized gain                           -       (343)      (636)
                                               -------    -------    -------
 Balance at end of year                              -          -        343
                                               =======    =======    =======
Unrealized translation loss:
 Balance at beginning of year                   (1,773)    (2,778)    (3,384)
 Unrealized translation gain (loss)               (669)     1,005        606
                                               -------    -------    -------
 Balance at end of year                         (2,442)    (1,773)    (2,778)
                                               =======    =======    =======
Retained earnings:
 Balance at beginning of year                   44,175     40,612     37,729
 Dividends                                        (528)      (312)      (299)
 Net income                                      4,703      3,875      3,182
                                               -------    -------    -------
 Balance at end of year                         48,350     44,175     40,612
                                               =======    =======    =======
Total stockholders' equity                     $57,429    $52,687    $46,651
                                               =======    =======    =======

                            See accompanying notes

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION Newport Corporation is a global leader in the design, manufacture and marketing of high precision components, instruments and integrated systems for the fiber optic communications, semiconductor equipment, computer peripherals and scientific research markets. The Company's high precision products enhance productivity and capabilities of test and measurement and automated assembly for precision manufacturing, engineering and research applications.

CONSOLIDATION The accompanying financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag. All significant intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

NET INCOME PER SHARE Net income per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods.

CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of cash-on-hand, short-term certificates of deposit and other securities readily convertible to cash with original maturities less than three months.

FAIR VALUES OF FINANCIAL INSTRUMENTS Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates its carrying value because their rates of interest approximate current market rates. The carrying amounts of the forward exchange contracts, if any, equal fair value and are adjusted each balance sheet date for changes in exchange rates.

INVESTMENTS Nonmarketable investments are stated at cost, adjusted for the Company's proportionate share of undistributed earnings.

INTANGIBLE ASSETS Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over its estimated useful life of fifteen to twenty years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. At December 31, 1996, accumulated amortization of intangible assets, principally goodwill, aggregated $3.0 million.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $1.2 million at December 31, 1996. There were no foreign exchange contracts at December 31, 1995.

STOCK OPTION PLANS Effective January 1, 1996, the Company adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly is continuing to account for its plans under previous accounting standards. Consequently, SFAS No. 123 did not have an impact on the Company's consolidated results of operations or financial position. However, pro forma disclosures of net earnings and earnings per share were made in 1996 as if the SFAS No. 123 accounting standard had been adopted (Note 10).

NOTE 2    ACQUISITIONS

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

On January 2, 1996, the Company acquired, for cash plus additional consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in Plymouth, Minnesota, a suburb of Minneapolis, Minnesota. The acquisition was accounted for as a purchase. Subsequent to the original agreement date, the Company and seller agreed to a cash amount, independent of the future operating profit, for total amounts due as additional consideration which has been recorded as additional goodwill. In connection with this acquisition the Company recorded goodwill totaling $4.7 million.

NOTE 3    CUSTOMER RECEIVABLES

Customer receivables consist of the following:

(In thousands)                               December 31,
                                          -----------------
                                           1996      1995
                                          -------   -------
Customer receivables                      $23,942   $20,304
Less allowance for doubtful accounts          524       537
                                          -------   -------
                                          $23,418   $19,767
                                          =======   =======

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

NOTE 4    INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)                            December 31,
                                          ------------
                                        1996      1995
                                       -------   -------
Raw materials and purchased parts      $10,705   $ 7,832
Work in process                          4,998     4,111
Finished goods                          13,251    10,801
                                       -------   -------
                                       $28,954   $22,744
                                       =======   =======

NOTE 5    INCOME TAXES

The provision for taxes based on income consists of the following:

(In thousands)                Years Ended December 31,
                              ------------------------
                             1996      1995      1994
                            ------    ------    -------
Current:
  Federal                   $1,541    $  935    $ 2,615
  State                        200        85        (35)
  Foreign                      179       303        200
Deferred:
  Federal                     (214)       74     (1,114)
  State                          5        14        (12)
  Foreign                       (6)     (408)         -
                            ------    ------    -------
                            $1,705    $1,003    $ 1,654
                            ======    ======    =======

The provision for taxes based on income differs from the amount obtained by applying the statutory tax rate as follows:


(In thousands)
                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                  1996      1995      1994
                                                                                 ------    ------    -------
Income tax provision at statutory rate                                           $2,179    $1,658    $ 1,644
Increase (decrease) in taxes resulting from:
  Non deductible goodwill amortization                                              201       191        182
  Foreign losses not benefited                                                      167        90        168
  State income taxes, net of federal income tax benefit                             136       135        (22)
  Utilization of foreign losses                                                    (151)     (290)      (527)
  Reduction in valuation allowance                                                 (217)     (408)         -
  Conversion of foreign subsidiaries to U.S. Partnerships                          (276)        -          -
  Foreign Sales Corporation income                                                 (283)     (156)       (79)
  Utilization of state NOL, net of federal income tax benefit                         -      (105)         -
  Other, net                                                                        (51)     (112)       288
                                                                                 ------    ------    -------
                                                                                 $1,705    $1,003    $ 1,654
                                                                                 ======    ======    =======

Deferred tax assets and liabilities determined in accordance with SFAS 109 reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

In 1996 and 1995, the Company reduced the valuation allowance applicable to foreign net operating loss carryforwards by approximately $217,000 and $408,000, respectively, because of improvements in earnings of certain of its European subsidiaries.

Temporary differences and net operating loss carryforwards which give rise to deferred tax assets and liabilities recognized in the balance sheet are as follows:

(In thousands)                                                     December 31,
                                                              ---------------------
                                                                1996         1995
                                                              -------       -------
Deferred tax assets:
  Net operating loss carryforwards                            $ 9,440       $ 9,834
  Accrued restructuring liabilities                                 -         1,127
  Accruals not currently deductible for tax purposes            2,080         1,019
  Other                                                           154           100
  Valuation allowance                                          (8,670)       (9,375)
                                                              -------       -------
    Total deferred tax asset                                    3,004         2,705
                                                              -------       -------
Deferred tax liabilities:
  Accelerated depreciation methods used for tax purposes          851           922
  Other                                                           196           245
                                                              -------       -------
    Total deferred tax liability                                1,047         1,167
                                                              -------       -------
Net deferred tax asset                                        $ 1,957       $ 1,538
                                                              =======       =======

The Company has foreign net operating loss carryforwards totaling approximately $25.5 million at December 31, 1996, principally expiring in the years 2007 through 2010. For financial reporting purposes, a valuation allowance has been recorded primarily to offset the deferred tax asset related to foreign net operating loss carryforwards. Approximately $2.8 million of the valuation allowance will be allocated to reduce goodwill when realized. Approximately $0.1 million and $0.3 million of the valuation allowance realized was allocated to goodwill for 1996 and 1995, respectively. Net income taxes paid for 1996, 1995 and 1994 totaled $1.8 million, $1.0 million and $0.3 million, respectively.

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:

(In thousands)                                                      December 31,
                                                              ----------------------
                                                               1996           1995
                                                              -------        -------
Land                                                          $ 2,155        $ 2,238
Buildings                                                      12,896         13,366
Leasehold improvements                                          8,462          7,500
Machinery and equipment                                        22,643         19,510
Office equipment                                                9,734          8,865
                                                              -------        -------
                                                               55,890         51,479
Less accumulated depreciation                                  31,845         29,152
                                                              -------        -------
                                                              $24,045        $22,327
                                                              =======        =======

NOTE 7    INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:

(In thousands)                                                      December 31,
                                                              ----------------------
                                                               1996           1995
                                                              -------        -------
Nonmarketable investments                                     $ 4,114        $ 3,966
Other assets                                                    1,077            591
                                                              -------        -------
                                                              $ 5,191        $ 4,557
                                                              =======        =======

Nonmarketable investments consist primarily of investments in private companies, including a 25% interest in a U.S. supplier and a 29% interest in a company active in laser and electro-optical technology, stated at cost, adjusted for the Company's proportionate share of undistributed earnings. The Company made purchases of approximately $4.5 million, $3.8 million and $3.8 million from the U.S. supplier during 1996, 1995 and 1994, respectively.

Other assets consist primarily of patents and license agreements.

NOTE 8    LONG-TERM DEBT

Long-term debt consists of the following:

(Dollar amounts in thousands)                                             December 31,
                                                                    ----------------------
                                                                     1996           1995
                                                                    -------        -------
Credit agreements:
 Prime, maturing December 1999                                       $   400        $ 4,555
 PIBOR + 1.00%, maturing December 1999                                   213              -
Term notes:
 8.25% senior notes, maturing May 2004                                20,000              -
 PIBOR + 1.35%, repaid in February 1996                                    -          5,097
 LIBOR + 2.00%, repaid in March 1996                                       -          2,448
Capitalized lease obligations, payable in installments to 2005,
 in French francs                                                      2,552          2,991
Equipment loans                                                        1,535             94
                                                                     -------        -------
                                                                      24,700         15,185
Less current portion                                                   1,236          5,286
                                                                     -------        -------
                                                                     $23,464        $ 9,899
                                                                     =======        =======

On December 20, 1995, the Company signed a credit agreement with a bank for a $15.0 million unsecured line of credit to support the Company's domestic operations as well as provide funds for the acquisition of MikroPrecision on January 2, 1996, and a 10 million French franc ($2.0 million) unsecured line of credit to support the Company's European requirements. On October 31, 1996, this credit agreement was amended to increase the borrowing capacity on the unsecured line of credit for domestic operations to $20.0 million and change applicable interest rates. The amended credit agreement provides for interest at prime, or LIBOR (London Interbank Offered Rate) plus 1.00%. Proceeds from the line were used to repay amounts owed on credit agreements with two U.S. financial institutions. The line has no annual facility fee and an unused line fee of 0.25 percent. At December 31, 1996, the amount outstanding under this line of credit was $0.4 million and amounts available for borrowing under the line totaled $17.4 million after considering outstanding letters of credit. The prime rate was 8.25% at December 31, 1996. The weighted average interest rate on the line of credit was 7.6% and 9.9% for 1996 and 1995, respectively. Under the terms of the agreement, the Company is required to comply with various covenants, including covenants limiting the ability of the Company and its subsidiaries to pledge assets or incur liens on assets, requiring the Company to maintain specified ratios and levels of tangible net worth and net income, and limiting the amount of capital expenditures and dividends.

During May 1996, the Company obtained $20.0 million of long-term financing from an insurance company. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004. Interest is payable semiannually and principal payments commence during November 1998.

Capitalized lease obligations of 13.2 million French francs (approximately $2.6 million) relate to real estate and equipment located in France. The original cost of assets under capital leases at December 31, 1996 and 1995, was 19.1 million French francs (approximately $3.7 million at December 31, 1996). Accumulated amortization totaled 7.5 million French francs (approximately $1.4 million) and 6.7 million

French francs (approximately $1.4 million) at December 31, 1996 and 1995, respectively. Required annual payments are as follows (In thousands):

                                   Capitalized
                                      Lease     Borrowings and
 For years ending December 31,     Obligations    Term Notes
                                   -----------  --------------
1997                                    $  494      $   935
1998                                       498        1,843
1999                                       502        3,339
2000                                       438        4,368
2001                                       376        5,163
Thereafter                               1,099        6,500
                                        ------      -------
                                         3,407
Less interest                              855
                                        ------
                                        $2,552      $22,148
                                        ======      =======

Interest paid for 1996, 1995 and 1994, totaled $1.6 million, $1.4 million and $1.5 million, respectively.

NOTE 9    COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31 (In thousands):

1997            $2,390
1998             2,179
1999             2,052
2000             1,910
2001             1,853
Thereafter       9,839

The principal lease expires in 2007. Rental expense under all leases totaled $2.6 million for each of the 1996, 1995 and 1994 years.


NOTE 10   STOCK OPTION PLANS

The Company's stock option plan provides that the number of shares available for issuance as either stock options or restricted stock increases on the last day of each fiscal year by an amount equal to 2% of the then outstanding shares. Options have been granted to directors, officers and key employees at a price not less than fair market value at the dates of grants for terms of not more than ten years. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of stated value. The fair market value of restricted stock at date of grant is amortized to expense over the vesting period of five years.

The following table summarizes option plan and restricted stock activity for the years ended December 31, 1996 and 1995:

                                                          Under Plan                    Weighted Average
                                 Available    -----------------------------------        Exercise Price
                                for Option    Restricted                                of Option Shares
                                 or Award       Stock      Options       Total            Under Plan
                                -----------   ---------  ----------   -----------         ----------
Balance, December 31, 1994         568,973     50,750    1,002,756     1,053,506               $7.13
Authorized                         175,246          -            -             -                   -
Granted                           (361,475)    41,000      320,475       361,475                6.52
Exercised                                -    (10,000)    (155,520)     (165,520)               6.93
Forfeited                          157,446     (8,250)    (149,196)     (157,446)               7.73
                                  --------    -------    ---------     ---------
Balance, December 31, 1995         540,190     73,500    1,018,515     1,092,015                6.93
Authorized                         177,793          -            -             -                   -
Granted                           (376,000)    55,500      320,500       376,000                8.71
Exercised                                -    (22,250)     (64,585)      (86,835)               5.35
Forfeited                          120,939    (10,000)    (110,939)     (120,939)               8.24
                                  --------    -------    ---------     ---------
Balance, December 31, 1996         462,922     96,750    1,163,491     1,260,241               $7.37
                                  ========    =======    =========     =========

The weighted average per share fair value of restricted stock granted during 1996 and 1995 was $8.59 and $8.12, respectively.

At December 31, 1995, options on 648,265 shares were exercisable with a weighted average exercise price of $6.89 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 1996 (Contractual life in years):

                    Options Outstanding                               Options Exercisable
-----------------------------------------------------------    ----------------------------------
                              Weighted Average     Weighted                        Weighted
                                  Remaining         Average                        Average
    Range of        Number      Contractual        Exercise            Number      Exercise
Exercise Prices   Outstanding      Life             Price            Exercisable    Price
---------------   -----------  ---------------     --------          -----------   --------
         $2.40        52,975        1.3             $ 2.40             52,975     $ 2.40
  5.00 - 10.12     1,107,316        6.7               7.59            625,136       7.20
         13.50         3,200        1.6              13.50              3,200      13.50
                   ---------                                          -------
                   1,163,491                                          681,311
                   =========                                          =======

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1996     1995
                                         ------   ------
     Net income - reported               $4,703   $3,875
                                         ======   ======
     Net income - pro forma              $4,332   $3,576
                                         ======   ======
     Earnings per share - reported       $ 0.53   $ 0.45
                                         ======   ======
     Earnings per share - pro forma      $ 0.49   $ 0.41
                                         ======   ======

The fair value of each option grant in 1995 and 1996 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.40%; expected annual volatility of 32.30%; risk-free interest rate of 6.30%; expected lives of 7 years; and expected turnover rate of 12.94%. The weighted average per share fair value of options granted in 1996 and 1995 was $4.26 and $3.81, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company and selected subsidiaries with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2005. An aggregate of 250,000 shares of common stock is available for purchase under the Purchase Plan. There were 79,869 and 70,850 shares issued under the Purchase Plan during 1996 and 1995, respectively.

NOTE 11   OTHER INCOME, NET

Other income, net, consisted of the following:


(In thousands)                                       Years Ended December 31,
                                                     ------------------------
                                                      1996     1995     1994
                                                     ------   ------   ------
Interest and dividend income                          $ 105   $   95   $  143
Exchange gains, net                                      27        8      175
Gains on sale of investments, net                         -      832    1,404
Other                                                   345      202      117
                                                      -----   ------   ------
                                                      $ 477   $1,137   $1,839
                                                      =====   ======   ======

Marketable securities, which consisted of a publicly traded company's stock, were sold in 1995. Gross sale proceeds were $0.9 million and $1.2 million in 1995 and 1994, respectively. Realized gains and losses on sale of these securities are based on the difference between the selling price and historical cost. Realized gains of $0.8 million and $1.1 million for 1995 and 1994, respectively, are reflected in gains on sale of investments, net.

NOTE 12   ADVERTISING

The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of sales brochures and catalogs. The capitalized costs are amortized over estimated future benefit periods ranging from three months to two years.

Advertising materials of $0.5 million and $0.6 million were reported as assets at December 31, 1996 and 1995, respectively. Advertising expense was $1.7 million, $1.6 million and $1.6 million for 1996, 1995 and 1994, respectively.

NOTE 13   BUSINESS SEGMENT INFORMATION

The Company operates in one business segment. It designs, manufactures and markets on a worldwide basis high precision components, instruments and integrated systems which enhance customer productivity and capabilities of test and measurement and automated assembly for precision manufacturing, engineering and research activities. The Company's high precision products are sold to the fiber optic communications, semiconductor equipment, computer peripherals and scientific research markets.

Information concerning the Company's operations by geographic segment is as follows:

(In thousands)                                                           Years Ended December 31,
                                                                     ---------------------------------
                                                                       1996         1995        1994
                                                                     --------     --------    --------
Sales to unaffiliated customers:
United States                                                        $ 86,217     $ 64,769    $ 59,211
Europe                                                                 31,700       35,087      30,926
Other areas                                                             1,993        2,105       4,064
                                                                     --------     --------    --------
                                                                     $119,910     $101,961    $ 94,201
                                                                     ========     ========    ========
Sales between geographic areas (based on invoiced prices):
United States                                                        $  8,428     $  7,233    $  7,784
Europe                                                                  7,960       11,489       9,095
Intercompany eliminations                                             (16,388)     (18,722)    (16,879)
                                                                     --------     --------    --------
                                                                     $     --     $     --    $     --
                                                                     ========     ========    ========
Income (loss) before taxes:
United States                                                        $  6,960     $  4,215    $  4,693
Europe                                                                   (540)         735        (244)
Other areas                                                               (52)         (46)        493
Intercompany eliminations                                                  40          (26)       (106)
                                                                     --------     --------    --------
                                                                     $  6,408     $  4,878    $  4,836
                                                                     ========     ========    ========
Assets:
United States                                                        $116,428     $ 94,376    $ 91,129
Europe                                                                 37,958       40,160      48,516
Other areas                                                               978          770         720
Intercompany eliminations                                             (51,987)     (51,358)    (55,711)
                                                                     --------     --------    --------
                                                                     $103,377     $ 83,948    $ 84,654
                                                                     ========     ========    ========

The Company's manufacturing facilities are located in the United States and France. United States revenues include exports to unaffiliated customers totaling $16.4 million, $9.3 million and $9.3 million for 1996, 1995 and 1994, respectively.

NOTE 14   DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate and contribute in this plan. Contributions to the plan are determined based on a percentage of contributing employees' compensation.

Expense recognized for the plan totaled $0.9 million, $0.8 million and $0.9 million for 1996, 1995 and 1994, respectively.

NOTE 15   SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)
                                                              Net
                                                             Income  Dividends    High       Low
                              Net     Gross        Net        Per      Per        Share      Share
   Three months ended        Sales    Profit      Income     Share     Share      Price      Price
-------------------------   -------   -------   ----------   -----   ---------   --------   -------
    DECEMBER 31, 1996       $32,580   $14,794       $1,669   $0.19       $0.02   $ 9 3/8    $8
    SEPTEMBER 30, 1996       29,235    12,708        1,116    0.12          --     9 7/8     7 3/8
    JUNE 30, 1996            30,116    13,017          976    0.11        0.02    10 1/2     8 3/4
    MARCH 31, 1996           27,979    12,288          942    0.11          --     9 1/4     7 1/2

    December 31, 1995        27,867    12,973        1,450    0.17          --     9 1/2     7 1/2
    September 30, 1995       24,253    11,174          743    0.08        0.02    12 3/8     8 7/8
    June 30, 1995            25,525    11,597          854    0.10          --     9 3/8     7 1/2
    March 31, 1995           24,316    10,796          828    0.10        0.02     9 1/8     7

Net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year.

                              NEWPORT CORPORATION
                                  Schedule II
                        Consolidated Valuation Accounts

(In thousands)
                                         Balance at     Additions                                           Balance
                                          Beginning  Charged to Costs                     Other Charges      at End
         Description                      of Period    and Expenses    Write-Offs (1)    Add (Deduct) (2)  of Period
         -----------                    -----------  ----------------  --------------   ---------------    ---------

Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts              $  537        $   62         $   (59)             $ (16)      $  524
Reserve for inventory obsolescence            3,295         1,164            (290)              (104)       4,065
Reserve on investments                          457             -             (77)                 -          380
                                             ------        ------         -------              -----       ------
Total                                        $4,289        $1,226         $  (426)             $(120)      $4,969
                                             ======        ======         =======              =====       ======

Year ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts              $  460        $  190         $  (138)             $  25       $  537
Reserve for inventory obsolescence            3,380         1,750          (1,984)               149        3,295
Reserve on investments                          457             -               -                  -          457
                                             ------        ------         -------              -----       ------
Total                                        $4,297        $1,940         $(2,122)             $ 174       $4,289
                                             ======        ======         =======              =====       ======

Year ended December 31, 1994:
Deducted from asset accounts:
Allowance for doubtful accounts              $  717        $   90         $  (203)             $(144)      $  460
Reserve for inventory obsolescence            2,786           715            (313)               192        3,380
Reserve on investments                          133           324               -                  -          457
                                             ------        ------         -------              -----       ------
Total                                        $3,636        $1,129         $  (516)             $  48       $4,297
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

                              NEWPORT CORPORATION
                                   FORM 10-K
                                 Exhibit Index
                                 -------------

                                                                     Sequential
                                                                    Page Number
                                                                    -----------

Exhibit 21      Subsidiaries of Registrant                              38

Exhibit 23      Consent of Independent Auditors                         39

Exhibit 27      Financial Data Schedule (Article 5 of Regulation S-X)   40