Form 10-K405/A
period 1996-12-31
NEWPORT CORP
filed 1997-04-08
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                  FORM 10-K/A

  (Mark One)

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934  For the fiscal year ended             December 31, 1996
                                               ----------------------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _____________ to _____________


                       Commission File Number     0-1649
                                                 -------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                  094-0849175
--------------------------------------------------------------------------------
   (State of other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification No.)

   1791 Deere Avenue, Irvine, CA                         92606
--------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (714) 863-3144
                                                          --------------

      Securities registered pursuant to Section 12(b) of the Act:   None
                                                                  ------

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

                               Page 1 of 14 Pages

                 Exhibit Index on Sequentially Numbered Page 7

                                    PART IV


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K
------- ----------------------------------------------------------------


 (a)  1. Financial Statements and Financial Statement Schedules
      ---------------------------------------------------------


     Report of Independent Auditors                                   21

     FINANCIAL STATEMENTS:
     --------------------
     Consolidated income statement
         for the years ended December 31, 1996, 1995 and 1994         22

     Consolidated balance sheet
         at December 31, 1996 and 1995                                23

     Consolidated statement of cash flows
         for the years ended December 31, 1996, 1995 and 1994         24

     Consolidated statement of stockholders' equity
         for the years ended December 31, 1996, 1995 and 1994         25

     Notes to consolidated financial statements                    26-35

     FINANCIAL STATEMENT SCHEDULES:
     -----------------------------

     II - Consolidated valuation accounts                             36

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

Exhibit 10.3 1992 Incentive Stock Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).*

                               Page 2 of 14 Pages

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K (CON'T)
------- ------------------------------------------------------------------------

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

Exhibit 10.12 Severance Compensation Agreement dated as of April 8, 1996, between Newport Corporation, a Nevada Corporation, and Robert
                  J. Phillippy, Vice President and General Manager (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996).*

                               Page 3 of 14 Pages

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K (CON'T)
------- ------------------------------------------------------------------------

Exhibit 10.13     Severance Compensation Agreement dated as of May 1, 1996,
                  between Newport Corporation, a Nevada Corporation, and Robert
                  G. Deuster, President and Chief Executive Officer
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  Form 10-Q for the quarter ended September 30, 1996).*

Exhibit 10.14 Agreement Regarding Retirement Compensation Package dated as of November 7, 1996 between Newport Corporation and Richard E.
                  Schmidt*

Exhibit 10.15     Consulting Agreement dated as of November 7, 1996 between
                  Newport Corporation and Richard E. Schmidt*

Exhibit 21        Subsidiaries of Registrant                                             38

Exhibit 23        Consent of Independent Auditors                                        39

Exhibit 27        Financial Data Schedule (Article 5 of                                  40
                  Regulation S-X)

 ___________
 *Required to be filed pursuant to Item 14(a) (3) of Form 10-K


(b) Reports on Form 8-K
    -------------------
The Company filed no Reports on Form 8-K during the quarter ended December 31, 1996.

                               Page 4 of 14 Pages

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION

/s/ Robert G. Deuster
-------------------------------------------------------
Robert G. Deuster
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Robert C. Hewitt
-------------------------------------------------------
Robert C. Hewitt
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)


                              Date:  April 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the following persons by their attorney-in-fact on behalf of the Registrant and in the capacities and on the dates indicated.



                   *                        April 4, 1997
---------------------------------------------------------
R. Jack Aplin, Member of the Board          Date


                   *                        April 4, 1997
---------------------------------------------------------
Robert L. Guyett, Member of the Board       Date


                   *                        April 4, 1997
---------------------------------------------------------
Louis B. Horwitz, Member of the Board       Date


                   *                        April 4, 1997
---------------------------------------------------------
Dan L. McGurk, Member of the Board          Date


                   *                        April 4, 1997
---------------------------------------------------------
C. Kumar N. Patel, Member of the Board      Date

                               Page 5 of 14 Pages


                   *                        April 4, 1997
---------------------------------------------------------
Richard E. Schmidt, Chairman of the Board   Date


                   *                        April 4, 1997
---------------------------------------------------------
John T. Subak, Member of the Board          Date


*By:  /s/ Robert C. Hewitt
      -----------------------------------
      Robert C. Hewitt
      Attorney-in-Fact

                               Page 6 of 14 Pages

                              NEWPORT CORPORATION
                                  FORM 10-K/A
                                 Exhibit Index
                                 -------------

Exhibit                     Description                  Sequential
-------                                                 Page Number
                                                        -----------
 3.1          Restated Articles of Incorporation of              --
              Newport Corporation, a Nevada
              corporation, as amended to date
              (incorporated by reference to exhibit
              in the Company's 1987 Proxy Statement).*

 3.2          Restated Bylaws of Newport Corporation,            --
              a Nevada corporation, as amended to
              date (incorporated by reference to
              Exhibit 3.2 of the Company's Annual
              Report on Form 10-K for the year ended
              July 31, 1992).*

10.1          Lease Agreement dated March 27, 1991,              --
              as amended, pertaining to premises
              located in Irvine, California
              (incorporated by reference to Exhibit
              10.1 of the Company's Annual Report on
              Form 10-K for the year ended July 31,
              1992).*

10.3          1992 Incentive Stock Plan (incorporated            --
              by reference to exhibit in the
              Company's 1992 Proxy Statement).*

10.4          Loan and Security Agreement dated June             --
              23, 1993, with exhibits and Promissory
              Note (incorporated by reference to
              Exhibit 10.4 of the Company's Form 10-Q
              for the quarter ended June 30, 1993).*

10.5          Acquisition of subsidiaries of                     --
              Micro-Controle S.A., with exhibits
              (incorporated by reference to Form 8-K
              filed June 28, 1991, and amended July
              23, 1992).*

10.6          Acquisition of Micro-Controle S.A.,                --
              with exhibits (incorporated by
              reference to Form 8-K filed September
              18, 1991, and amended July 23, 1992).*

10.7          Form of Severance Compensation                     --
              Agreement between Newport Corporation
              and certain Executive Officers
              (incorporated by reference to Exhibit
              10.7 of the Company's Annual Report on
              Form 10-K for the year ended December
              31, 1993).*

10.8          Stock Purchase Agreement dated as of               --
              February 14, 1995, among Newport
              Corporation as Purchaser, RAM Optical
              Instrumentation, Inc. and Mark G.
              Arenal, Harry J. Brown, The Harry &
              Patricia Brown Living Trust 1994, John
              G. Hartwell, and The John G. Hartwell
              Family Trust Established 1/3/90 as
              Sellers (incorporated by reference to
              Exhibit 2.1 of the Company's Form 8-K
              filed March 15, 1995).*

                               Page 7 of 14 Pages

10.9          Credit Agreement dated as of December              --
              20, 1995 between Newport Corporation
              and ABN AMRO Bank N.V., Los Angeles
              International Branch (incorporated by
              reference to Exhibit 10.10 of the
              Company's Annual Report on Form 10-K
              for the year ended December 31, 1995).*

10.10         Note Agreement dated as of May 2, 1996             --
              between Newport Corporation and The
              Prudential Insurance Company of America
              (incorporated by reference to Exhibit
              10.8 of the Company's Form 10-Q for the
              quarter ended March 31, 1996).*

10.11         First Amendment to Credit Agreement                --
              dated as of October 31, 1996 between
              Newport Corporation and ABN AMRO Bank
              N.V., Los Angeles International Branch
              (incorporated by reference to Exhibit
              10.1 of the Company's Form 10-Q for the
              quarter ended September 30, 1996).*

10.12         Severance Compensation Agreement dated             --
              as of April 8, 1996, between Newport
              Corporation, a Nevada Corporation, and
              Robert J. Phillippy, Vice President and
              General Manager (incorporated by
              reference to Exhibit 10.2 of the
              Company's Form 10-Q for the quarter
              ended September 30, 1996).*

10.13         Severance Compensation Agreement dated             --
              as of May 1, 1996, between Newport
              Corporation, a Nevada Corporation, and
              Robert G. Deuster, President and Chief
              Executive Officer (incorporated by
              reference to Exhibit 10.3 of the
              Company's Form 10-Q for the quarter
              ended September 30, 1996).*

10.14         Agreement Regarding Retirement
              Compensation Package dated as of                    9
              November 7, 1996 between Newport
              Corporation and Richard E. Schmidt

10.15         Consulting Agreement dated as of                   11
              November 7, 1996 between Newport
              Corporation and Richard E. Schmidt

  21          Subsidiaries of Registrant*                        --

  23          Consent of Independent Auditors*                   --

  27          Financial Data Schedule (Article 5 of              --
              Regulation S-X)*

-----------------
* Previously Filed

                               Page 8 of 14 Pages