Form 10-Q
period 1997-03-31
NEWPORT CORP
filed 1997-05-05
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               March 31, 1997
                              ---------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                          Commission File Number   0-1649
                                                 ----------


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

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997, was 8,918,483.

                Exhibit Index on Sequentially Numbered Page 12

                               NEWPORT CORPORATION

                                      INDEX

                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements:

          Consolidated Statement of Income and Condensed
           Consolidated Statement of Stockholders' Equity for
           the Three Months ended March 31, 1997 and 1996.                3

          Consolidated Balance Sheet at March 31, 1997 and
           December 31, 1996.                                             4

          Consolidated Statement of Cash Flows for the Three
           Months ended March 31, 1997 and 1996.                          5

          Notes to Condensed Consolidated Financial Statements.           6

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                          8


PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.                              11

SIGNATURE                                                                11

Exhibit Index                                                            12

                               NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME AND
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

(In thousands, except                                    Three Months Ended
per share amounts)                                            March 31,
                                                        ---------------------
                                                         1997          1996
                                                        -------       -------
Net sales                                               $31,051       $27,979
Cost of sales                                            17,532        15,691
                                                        -------       -------

Gross profit                                             13,519        12,288
Selling, general and administrative expense               8,766         8,755
Research and development expense                          2,124         1,891
                                                        -------       -------
Income from operations                                    2,629         1,642
Interest expense                                           (510)         (411)
Other income (expense), net                                (210)          155
                                                        -------       -------
Income before income taxes                                1,909         1,386
Income tax provision                                        649           444
                                                        -------       -------
Net income                                              $ 1,260       $   942
                                                        -------       -------
Net income per share                                    $  0.14       $  0.11
                                                        -------       -------

Number of shares used to calculate
  net income per share                                    9,010         8,793
                                                        -------       -------

Stockholders' equity, beginning of period               $57,429       $52,687
Net income                                                1,260           942
Dividends                                                     -          (173)
Unrealized translation loss                              (1,541)         (688)
Unamortized deferred compensation                          (124)         (164)
Repurchase of common stock                                 (225)            -
Issuance of common stock                                    433           508
                                                        -------       -------
Stockholders' equity, end of period                     $57,232       $53,112
                                                        -------       -------


                             See accompanying notes

                               NEWPORT CORPORATION
                           CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

                                                                                  March 31,       December 31,
                                                                                    1997              1996
                                                                                  --------          ---------
ASSETS                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                      $  1,450          $  3,375
   Customer receivables, net                                                        23,435            23,418
   Other receivables                                                                   645             2,075
   Inventories                                                                      28,455            28,954
   Deferred tax assets                                                               3,004             3,004
   Other current assets                                                              1,924             1,703
                                                                                  --------          ---------

     Total current assets                                                           58,913            62,529

Investments and other assets                                                         4,821             5,191
Property, plant and equipment, at cost, net                                         23,578            24,045
Goodwill, net                                                                       10,876            11,612
                                                                                  --------          ---------

                                                                                  $ 98,188          $103,377
                                                                                  --------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  5,600          $  8,128
   Accrued payroll and related expenses                                              4,166             4,879
   Taxes based on income                                                             1,898             1,373
   Current portion of long-term debt                                                 1,624             1,236
   Other accrued liabilities                                                         3,488             5,171
                                                                                  --------          --------

     Total current liabilities                                                      16,776            20,787


Long-term debt                                                                      23,131            23,464
Other liabilities                                                                    1,049             1,697
Commitments and contingencies

Stockholders' equity:
   Common stock, $.35 stated value, 20,000,000 shares authorized; 8,918,000 shares issued and outstanding at March 31, 1997;
     8,890,000 shares at December 31, 1996                                           3,120             3,110
   Capital in excess of stated value                                                 9,157             8,959
   Unamortized deferred compensation                                                  (672)             (548)
   Unrealized translation loss                                                      (3,983)           (2,442)
   Retained earnings                                                                49,610            48,350
                                                                                  --------          --------

Total stockholders' equity                                                          57,232            57,429
                                                                                  --------          --------
                                                                                  $ 98,188          $103,377
                                                                                  ========          ========



                             See accompanying notes

                               NEWPORT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                              1997             1996
                                                                             ------           ------
OPERATING ACTIVITIES:
   Net income                                                                $ 1,260           $  942
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           1,371            1,243
       Increase in provision for losses
          on receivables and inventories                                         362              222
       Other non-cash items, net                                                  (4)              82
       Changes in operating assets and liabilities:
          Receivables                                                           (410)           2,022
          Inventories                                                           (381)          (2,443)
          Prepaid expenses                                                      (430)            (372)
          Other assets                                                           430               -
          Accounts payable and other accrued expenses                         (2,885)          (1,111)
          Taxes based on income                                                  530              256
          Other, net                                                               -             (360)
                                                                             -------          -------
Net cash provided by (used in) operating activities                             (157)             481
                                                                             -------          -------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                            (1,206)          (1,026)
   Acquisition of businesses, net of cash acquired                              (879)          (4,442)
   Other, net                                                                    (86)              -
                                                                             -------          -------
Net cash used in investing activities                                         (2,171)          (5,468)
                                                                             -------          -------
FINANCING ACTIVITIES:
   Increase (decrease) in short-term borrowings                                  508           (6,473)
   Increase (decrease) in long-term borrowings                                  (156)          11,749
   Cash dividends paid                                                          (177)            (173)
   Repurchase of common stock                                                   (225)              -
   Issuance of common stock under employee
     agreements, including associated tax benefit                                257              299
                                                                             -------          -------
Net cash provided by financing activities                                        207            5,402
                                                                             -------          -------

Effect of foreign exchange rate changes on cash                                  196               28
                                                                             -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,925)             443
Cash and cash equivalents at beginning of period                               3,375            1,524
                                                                             -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 1,450          $ 1,967
                                                                             =======          =======

CASH PAID IN THE PERIOD FOR:
   Interest                                                                  $    47          $   350
   Taxes                                                                         133              228

                            See accompanying notes

                              NEWPORT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)



1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.8 million and $1.2 million at March 31, 1997, and December 31, 1996, respectively.


2. CUSTOMER RECEIVABLES

Customer receivables consist of the following:

                                                                   March 31,   December 31,
         (In thousands)                                              1997          1996
                                                                   ---------   ------------
         Customer receivables                                        $23,925     $23,942
         Less allowance for doubtful accounts                            490         524
                                                                     -------     -------
                                                                     $23,435     $23,418
                                                                     =======     =======

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

                              NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                MARCH 31, 1997
                                  (UNAUDITED)

3. INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                           March 31,        December 31,
         (In thousands)                                      1997               1996
                                                           ---------        ------------
         Raw materials and purchased parts                  $10,944           $10,705
         Work in process                                      4,238             4,998
         Finished goods                                      13,273            13,251
                                                            -------           -------
                                                            $28,455           $28,954
                                                            =======           =======

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                           March 31,        December 31,
         (In thousands)                                      1997               1996
                                                           ---------        ------------
          Land                                              $ 2,041           $ 2,155
          Buildings                                          12,251            12,896
          Leasehold improvements                              8,398             8,462
          Machinery and equipment                            22,749            22,643
          Office equipment                                    9,783             9,734
                                                            -------           -------
                                                             55,222            55,890
          Less accumulated depreciation                      31,644            31,845
                                                            -------           -------
                                                            $23,578           $24,045
                                                            =======           =======


5. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:


                                                          Three Months Ended March 31,
                                                          ----------------------------
         (In thousands)                                      1997             1996
                                                          ---------         -------
          Interest and dividend income                      $    44         $    10
          Exchange gains (losses), net                         (293)             89
          Other                                                  39              56
                                                            -------         -------
                                                            $  (210)        $   155
                                                            =======         =======

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its MikroPrecision Instruments, Inc. subsidiary with the rest of the Company's operations, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on the Company's competitive position in international markets and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although, the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 1997, with the three-month period ended March 31, 1996. This discussion should be read in conjunction with the financial statements and associated notes.

                               NEWPORT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                MARCH 31, 1997
                                  (UNAUDITED)

RESULTS OF OPERATIONS

                                                                                         Period-to-Period
FINANCIAL ANALYSIS                          Percentage of Net Sales                     Increase (Decrease)
                                          ----------------------------             ----------------------------
                                          Three months ended March 31,             Three months ended March 31,
                                             1997            1996                              1997
                                             -----           ----                              ----
Net sales                                    100.0%          100.0%                            11 .0 %
Cost of sales                                 56.5            56.1                             11 .7
                                             -----           -----
    Gross profit                              43.5            43.9                             10 .0
 Selling, general and
    administrative expense                    28.2            31.3                              0 .1
 Research and
    development expense                        6.8             6.7                             12 .3
                                             -----           -----
     Income from operations                    8.5             5.9                              60.1
Interest expense                              (1.6)           (1.5)                             24.1
Other income (expense), net                   (0.7)            0.6                            (235.5)
Income taxes                                  (2.1)           (1.6)                             46.2
                                             -----           -----
     Net income                                4.1             3.4                              33.8
                                             =====           =====

NET SALES

Net sales for the three-month period ended March 31, 1997, were $31.1 million, compared with $28.0 million for the three-month period ended March 31, 1996, an increase of 11.0%. The increase is principally attributable to sales growth totaling $3.3 million in the U.S. primarily in the Company's targeted market segments, specifically fiber optic communications, semiconductor test equipment and computer peripherals.

The Company's domestic sales totaled $19.1 million for the three-month period ended March 31, 1997, compared with $15.8 million for the three months ended March 31, 1996, an increase of 20.9%. The increase is principally attributable to an 89.7% revenue increase ($1.3 million) at MikroPrecision and overall sales growth of 11.9% in other product lines.

International sales of the Company were $12.0 million for the three-month period ended March 31, 1997, compared with $12.2 million for the three months ended March 31, 1996, a decrease of 1.6%. The decrease from the prior year results from a negative exchange rate effect ($0.6 million) and lower volume in France ($0.3 million) which more than offset growth in the German and United Kingdom markets ($0.8 million). Sales to the Pacific Rim region were essentially equal to those in the corresponding 1996 period.

The order rates for the U.S.and the Pacific Rim region remain moderately strong, however, the order rate in Europe continues to be sluggish. Overall, management anticipates additional sales growth in 1997 from increased sales to the Company's three strategic markets: fiber optic communications, semiconductor test equipment and computer peripherals.

GROSS PROFIT

Gross profit increased 10.0% on a sales increase of 11.0% for the three-month period ended March 31, 1997, compared with the three-month period ended March 31, 1996. However, the margin decreased 0.4% to 43.5% for the three-month period ended March 31, 1997, compared with 43.9% for the three-month period ended March 31, 1996. This decrease is attributable primarily to the high growth in sales of products manufactured by MikroPrecision, which typically have lower margins than the Company's other products. Management anticipates that, despite the fact that MikroPrecision's lower margin products are expected to comprise an increasing proportion of the Company's net sales, the Company's overall gross margin will improve in 1997 as a result of increased sales volume and continued productivity improvements Company-wide.

                              NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)
             THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1997, increased a nominal 0.1% compared with the three-month period ended March 31, 1996. The SG&A expenses when stated as a percentage of sales were 28.2%, compared with 31.3% for the prior year period. SG&A expenses were maintained at prior year levels in part because of a favorable exchange rate effect and cost control actions.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three-month period ended March 31, 1997, increased 12.3% compared with the three-month period ended March 31, 1996. This increase is principally attributable to costs associated with the continued development of new products for the Company's targeted strategic markets as well as for the research market. As a percentage of sales R&D expenses were slightly higher at 6.8% versus 6.7% for the prior year period. The Company intends to increase R&D spending by approximately $1.5 million in 1997 over 1996 reflecting its commitment to continued product development and enhancement of existing products.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET

Interest expense totaled $0.5 million and $0.4 million for the three-month periods ended March 31, 1997 and 1996, respectively. Management anticipates that interest expense will remain at a comparable level in subsequent 1997 quarters.

Other income (expense), net was a $0.2 million loss for the three-month period ended March 31, 1997, versus a $0.2 million gain for the corresponding 1996 period. This change was primarily attributable to foreign exchange losses totaling $0.3 million in the first three months of 1997 compared with a $0.1 million foreign exchange gain in the prior year period.

PROVISION FOR TAXES

The effective tax rates for the quarters ended March 31, 1997 and 1996, were 34% and 32% respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $0.2 million for the three-month period ended March 31, 1997. Cash utilized by changes in operating assets and liabilities exceeded amounts provided by the Company's operating income and non-cash items (principally, depreciation and amortization).

Net cash used in investing activities of $2.2 million for the three-month period ended March 31, 1997, was principally attributable to the Company's purchases of property, plant and equipment and acquisition of businesses.

Net cash provided by financing activities of $0.2 million for the three-month period ended March 31, 1997, was principally attributable to the increase in borrowings and issuance of common stock under the employee stock purchase plan, partially offset by repurchase of common stock and dividend payments.

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures and debt repayment requirements over at least the next year.

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

                              NEWPORT CORPORATION
                          PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K.

        (a) Exhibits

                   Exhibit 27        Financial Data Schedule

        (b) Reports on Form 8-K


               Current report on Form 8-K filed with the commission April 2, 1997, reporting pursuant to Item 5 that the Company's Board of Directors had approved the repurchase of up to 90,000 shares of the Company's common stock.







                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEWPORT CORPORATION
                                             (Registrant)

Dated: May 5, 1997

                                     By: /s/ ROBERT C. HEWITT
                                         -------------------------------------
                                         Robert C. Hewitt, Principal Financial
                                         Officer, duly authorized to sign on
                                         behalf of the Registrant

                               NEWPORT CORPORATION


                                  EXHIBIT INDEX
                                  -------------

                                                             Sequential
                                                             Page Number
                                                             -----------
      Exhibit 27      Financial Data Schedule                     13

                                       12