Form 10-Q
period 1997-06-30
NEWPORT CORP
filed 1997-08-13
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                      ***

                                   FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended            June 30, 1997
                              --------------------------------------


                                       OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                              -----------------  -------------------



                        Commission File Number     0-1649
                                              -----------




                              NEWPORT CORPORATION
--------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                             94 - 0849175
--------------------------------------------------------------------
  (State or other Jurisdiction                   (IRS  Employer
  of incorporation or organization)              Identification No.)



       1791 Deere Avenue, Irvine, CA                   92606
--------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code    (714) 863-3144
                                                  ------------------

                                      N/A
--------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since  last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]    No [_]



The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997, was 8,980,510.


                              Page 1 of 13 Pages

                Exhibit Index on Sequentially Numbered Page 12

                              NEWPORT CORPORATION


                                     INDEX



PART I. FINANCIAL INFORMATION



Item 1:   Financial Statements:                                            Page Number

          Consolidated Statement of Income and Condensed
            Consolidated Statement of Stockholders' Equity for
            the Three and Six Months ended June 30, 1997 and 1996.                 3

          Consolidated Balance Sheet at June 30, 1997 and
            December 31, 1996.                                                     4

          Consolidated Statement of Cash Flows for the Six
            Months ended June 30, 1997 and 1996.                                   5

          Notes to Condensed Consolidated Financial
            Statements.                                                            6

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                                   8

PART II.  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders.                     12

Item 6:   Exhibits and Reports on Form 8-K.                                        12

SIGNATURE                                                                          13


                              NEWPORT CORPORATION
                     Consolidated Statement of Income and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)



(In thousands, except                             Three Months Ended      Six Months Ended
per share amounts)                                      June 30,              June 30,
                                                        --------              --------
                                                     1997       1996       1997        1996
                                                  -------    -------    -------     -------

Net sales                                         $31,861    $30,116    $62,912     $58,096
Cost of sales                                      17,920     17,099     35,452      32,790
                                                  -------    -------    -------     -------

Gross profit                                       13,941     13,017     27,460      25,306
Selling, general and administrative expense         8,827      9,064     17,593      17,821
Research and development expense                    2,341      2,081      4,465       3,970
                                                  -------    -------    -------     -------

Income from operations                              2,773      1,872      5,402       3,515
Interest expense                                     (494)      (502)    (1,004)       (913)
Other income (expense), net                           (59)        65       (269)        219
                                                  -------    -------    -------     -------

Income before income taxes                          2,220      1,435      4,129       2,821
Income tax provision                                  755        459      1,404         903
                                                  -------    -------    -------     -------

Net income                                        $ 1,465    $   976    $ 2,725     $ 1,918
                                                  =======    =======    =======     =======

Net income per share                              $  0.16    $  0.11    $  0.30     $  0.22
                                                  =======    =======    =======     =======

Number of shares used to calculate
 net income per share                               9,093      8,940      9,068       8,870
                                                  =======    =======    =======     =======







Stockholders' equity, beginning of period         $57,232    $53,112    $57,429     $52,687
Net income                                          1,465        976      2,725       1,918
Dividends                                            (179)      (178)      (179)       (351)
Unrealized translation loss                          (624)      (468)    (2,165)     (1,156)
Unamortized deferred compensation                      51       (149)       (73)       (313)
Repurchase of common stock                         (1,118)       -0-     (1,343)        -0-
Issuance of common shares                           1,335        395      1,768         903
                                                  -------    -------    -------     -------

Stockholders' equity, end of period               $58,162    $53,688    $58,162     $53,688
                                                  =======    =======    =======     =======

                            See accompanying notes

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet


(Dollars in thousands, except per share amounts)

                                               June 30,     December 31,
                                                 1997          1996
                                              -----------   -----------
ASSETS                                        (Unaudited)

Current assets:

 Cash and cash equivalents                        $ 4,117      $  3,375
 Customer receivables, net                         21,181        23,418
 Other receivables                                    824         2,075
 Inventories                                       28,365        28,954
 Deferred tax assets                                2,882         3,004
 Other current assets                               1,886         1,703
                                                  -------      --------

  Total current assets                             59,255        62,529


Investments and other assets                        4,894         5,191
Property, plant and equipment, at cost, net        23,361        24,045
Goodwill, net                                      10,548        11,612
                                                  -------      --------

                                                  $98,058      $103,377
                                                  =======      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $ 5,923      $  8,128
 Accrued payroll and related expenses               4,035         4,879
 Taxes based on income                              1,326         1,373
 Current portion of long-term debt                    786         1,236
 Other accrued liabilities                          3,889         5,171
                                                  -------      --------

  Total current liabilities                        15,959        20,787


Long-term debt                                     22,888        23,464
Other liabilities                                   1,049         1,697
Commitments and contingencies

Stockholders' equity:

 Common stock, $.35 stated value,
  20,000,000 shares authorized;
  8,981,000 shares issued and outstanding
  at June 30, 1997;
  8,890,000 shares at December 31, 1996             3,143         3,110
 Capital in excess of stated value                  9,351         8,959
 Unamortized deferred compensation                   (621)         (548)
 Unrealized translation loss                       (4,607)       (2,442)
 Retained earnings                                 50,896        48,350
                                                  -------      --------

Total stockholders' equity                         58,162        57,429
                                                  -------      --------
                                                  $98,058      $103,377
                                                  =======      ========


                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                         -------------------
(In thousands)                                             1997       1996
                                                         -------    --------
Operating activities:
 Net income                                              $ 2,725    $  1,918
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           2,813       2,470
   Increase in provision for losses on
     receivables and inventories                             994         422
   Deferred income taxes                                     (20)         -0-
   Other non-cash items, net                                  24           7
   Changes in operating assets and liabilities:
     Receivables                                           1,365         486
     Inventories                                          (1,121)     (2,701)
     Other current assets                                   (581)       (432)
     Other assets                                            356          -0-
     Accounts payable and other accrued expenses          (2,211)        548
     Taxes based on income                                   (42)       (503)
     Other, net                                                1        (390)
                                                         -------    --------
Net cash provided by operating activities                  4,303       1,825
                                                         -------    --------

Investing activities:

 Purchases of property, plant and equipment, net          (2,211)     (3,551)
 Acquisition of businesses, net of cash acquired            (879)     (4,442)
 Other, net                                                 (157)         -0-
                                                         -------    --------
Net cash used in investing activities                     (3,247)     (7,993)
                                                         -------    --------

Financing activities:
 Decrease in short-term borrowings                          (279)    (25,159)
 Increase (decrease) in long-term borrowings                (320)     11,749
 Proceeds from debt placement                                 -0-     20,000
 Cash dividends paid                                        (177)       (173)
 Repurchase of common stock                               (1,343)         -0-
 Issuance of common stock under employee
   agreements, including associated tax benefit            1,593         503
                                                         -------    --------
Net cash provided by (used in) financing activities         (526)      6,920
                                                         -------    --------

Effect of foreign exchange rate changes on cash              212          28
                                                         -------    --------
Net increase in cash and cash equivalents                    742         780
Cash and cash equivalents at beginning of period           3,375       1,524
                                                         -------    --------
Cash and cash equivalents at end of period               $ 4,117    $  2,304
                                                         =======    ========

Cash paid in the period for:
   Interest                                                1,025         671
   Taxes                                                   1,437         797


                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)



1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Earnings per Share

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of this statement on the calculation of primary and fully diluted earnings per share for the three- and six-months ended June 30, 1997 and 1996 is not expected to be material.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $6.0 million and $1.2 million at June 30, 1997, and December 31, 1996, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)



2. Customer Receivables

Customer receivables consist of the following:

                                                             June 30,      December 31,
     (In thousands)                                            1997           1996
                                                             --------      ------------
     Customer receivables                                    $ 21,674      $   23,942
     Less allowance for doubtful accounts                         493             524
                                                             --------      ------------
                                                             $ 21,181      $   23,418
                                                             ========      ============

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                             June 30,      December 31,
     (In thousands)                                            1997           1996
                                                             --------      ------------
     Raw materials and purchased parts                       $ 10,426      $   10,705
     Work in process                                            5,289           4,998
     Finished goods                                            12,650          13,251
                                                             --------      ------------
                                                             $ 28,365      $   28,954
                                                             ========      ============

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                             June 30,      December 31,
     (In thousands)                                            1997           1996
                                                             --------      ------------
         Land                                                $  1,988      $    2,155
         Buildings                                             12,233          12,896
         Leasehold improvements                                 8,368           8,462
         Machinery and equipment                               21,965          22,643
         Office equipment                                      10,250           9,734
                                                             --------      ----------
                                                               54,804          55,890
         Less accumulated depreciation                         31,443          31,845
                                                             --------      ----------
                                                             $ 23,361      $   24,045
                                                             ========      ==========

5. Other Income (Expense), Net

Other income (expense), net, consists of the following:

                                                           Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                                 --------                   -------
                                                             1997      1996             1997      1996
     (In thousands)                                          ----      ----             ----      ----
Interest and dividend income                                 $ 25      $ 22            $  69     $  32
Exchange gains (losses), net                                  (63)      (35)            (356)       55
Other                                                         (21)       78               18       132
                                                             ----      ----            -----     -----
                                                             $(59)     $ 65            $(269)    $ 219
                                                             ====      ====            =====     =====

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               Three and Six Months Ended June 30, 1997 and 1996

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


The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on the Company's competitive position in international markets and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in the Company's Annual Report on Form 10-K for the year ending December 31, 1996. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 1997 with the three- and six-month periods ended June 30, 1996. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION

                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1997 and 1996


RESULTS OF OPERATIONS

FINANCIAL ANALYSIS:

                                                                                                        Period-to-Period
                                                                                                       Increase (decrease)
                                                                                                       -------------------
                                                  Percentage of Net Sales                                Three        Six
                                                  -----------------------                               Months      Months
                                       Three Months Ended             Six Months Ended                   Ended       Ended
                                    June 30,        June 30,       June 30,        June 30,             June 30,    June 30,
                                      1997            1996           1997            1996                 1997        1997
                                    --------        --------       --------        --------             --------    --------
Net Sales                            100.0%          100.0%         100.0%          100.0%                  5.8%        8.3%
Cost of sales                         56.2            56.8           56.4            56.4                   4.8         8.1
                                     -----           -----          -----           -----
   Gross margin                       43.8            43.2           43.6            43.6                   7.1         8.5
Selling, general and
  administrative expense              27.7            30.1           28.0            30.7                  (2.6)       (1.3)
Research and
  development expense                  7.4             6.9            7.1             6.8                  12.5        12.5
                                     -----           -----          -----           -----
  Income from operations               8.7             6.2            8.5             6.1                  48.1        53.7
Interest expense                      (1.5)           (1.7)          (1.6)           (1.6)                 (1.6)       10.0
Other income (expense), net           (0.2)            0.2           (0.4)            0.4                (190.8)     (222.8)
Income taxes                          (2.4)           (1.5)          (2.2)           (1.6)                 64.5        55.5
                                     -----           -----          -----           -----
  Net income                           4.6%            3.2%           4.3%            3.3%                 50.1        42.1
                                     =====           =====          =====           =====

NET SALES:

Sales for the three- and six-month periods ended June 30, 1997, were $31.9 million and $62.9 million, respectively, compared with $30.1 million and $58.1 million for the three- and six-month periods ended June 30, 1996, increases of 5.8% and 8.3% over the respective periods. Increases for the three- and six-month periods are principally attributable to sales growth in the U.S. domestic market, $3.6 million and $6.6 million, respectively which offset lower international sales in both periods. For the year to date, the Company has experienced sales growth in its targeted market segments, specifically fiber optic communications, semiconductor test equipment and computer peripherals, as well as in its core scientific research market. The Company believes that this sales growth reflects the success of the Company's efforts to leverage its expertise in research laboratory equipment to continue to expand its product offerings of high precision optics, instruments, micro-positioning and measurement products and systems to customers in these markets.

The Company's domestic sales totaled $21.1 million and $40.1 million for the three- and six-month periods ended June 30, 1997, compared with $17.5 million and $33.5 million for the three- and six-month periods ended June 30, 1996, increases of 20.6% and 19.7% over the respective prior year periods. These increases were from most product areas including MikroPrecision, which had sales increases of $1.1 million and $2.4 million for the second quarter and year to date, respectively.

International sales of the Company were $10.8 million and $22.8 million for the three- and six-month periods ended June 30, 1997, respectively, compared with $12.6 million and $24.6 million for the three- and six-month periods ended June 30, 1996, respectively, decreases of 15.1% and 7.3% for the respective periods. Negative foreign exchange rate effects of $0.8 million and $1.3 million impacted sales for the three-and six-month periods ended June 30, 1997, respectively, as a result of the significant strengthening of the U.S. dollar against European currencies. Excluding the impact of foreign exchange rate effects, sales declined in France $1.2 million and $1.5 million for the same respective periods; while in Germany, second quarter sales decreased $0.2 million versus the same period in 1996, leaving year to date sales growth at $0.3 million. The United Kingdom continued to outpace prior year with sales growth, excluding the exchange rate impact, of $0.3 million and $0.6 million for the second quarter and year to date, respectively.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1997 and 1996



NET SALES (Cont'd):

The U.S. order rates show substantial growth for both the second quarter and the year to date over the corresponding prior year periods. Excluding the negative exchange rate effects, order rates in Europe remained relatively constant during the same time periods. Overall, management anticipates sales growth in 1997 over 1996 primarily due to increased sales in the Company's targeted strategic markets.

GROSS PROFIT:

Gross profit increased 7.1% and 8.5% on sales increases of 5.8% and 8.3% for the three- and six-month periods ended June 30, 1997 compared with the three- and six-month periods ended June 30, 1996, respectively. Gross margin (gross profit as a percentage of sales) remained nearly constant at 43.8% and 43.6% of sales for the three- and six-month periods ended June 30, 1997, compared with 43.2% and 43.6% for the three- and six-month periods ended June 30, 1996, respectively. Management anticipates that, despite the increase in sales of MikroPrecision's lower margin products, the Company's overall gross margin will improve in 1997 as a result of continued productivity improvements throughout the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three- and six-month periods ended June 30, 1997, decreased 2.6% and 1.3%, respectively, compared with the three- and six-month periods ended June 30, 1996. SG&A expenses when stated as a percentage of sales were 27.7% and 28.0%, compared with 30.1% and 30.7% for the prior year periods. SG&A expenses decreased due to successful cost containment measures and a favorable exchange rate effect. Management anticipates this favorable exchange rate effect on SG&A expenses will continue through the remainder of 1997.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three- and six-month periods ended June 30, 1997, increased 12.5% and 12.5%, respectively, compared with the three- and six-month periods ended June 30, 1996. R&D expenses when stated as a percentage of sales increased slightly to 7.3% and 7.1%, compared with 6.9% and 6.8% for the prior year periods. New product introductions, including an advanced motion controller system and a line of active isolation workstations, as well as continued enhancement of existing products, fueled the increases in expenses. Management is committed to continued product development and intends to increase R&D spending by approximately $1.5 million dollars in 1997 over 1996 for development of new products and product improvements.

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the three- and six-month periods ended June 30, 1997, was $0.5 million and $1.0 million respectively, compared with $0.5 million and $0.9 million for the three- and six-month periods ended June 30, 1996. Other income (expense), net were losses of $0.1 million and $0.3 million for the three-and six-month periods ended June 30, 1997, respectively, compared with gains of $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 1996, respectively.

PROVISION FOR TAXES:

The effective annual tax rate was 34% and 32%, respectively, for the three- and six-month periods ended June 30, 1997 and 1996.

                              NEWPORT CORPORATION

                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities of $4.3 million for the six-month period ended June 30, 1997, was principally attributable to the Company's net income ($2.7 million) and non-cash items, primarily depreciation and amortization ($2.8 million) and provision for losses on receivables and inventories ($1.0 million), offset in part by changes in operating assets and liabilities, principally accounts payable and accrued liabilities ($2.2 million).

Net cash used in investing activities of $3.2 million for the six-month period ended June 30, 1997, was attributable in large part to the Company's purchases of property, plant and equipment.

Net cash used in financing activities of $0.5 million for the six-month period ended June 30, 1997, was primarily due to the repurchase of common stock and a decrease in borrowings, partially offset by issuance of common stock under employee agreements.

In 1996, the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004.

The Company has a credit agreement with a U.S. bank for a $20.0 million unsecured line of credit to support the Company's domestic operations and its international operations outside of Europe and a 10.0 million French franc unsecured line of credit to support the Company's European requirements, with interest at prime, or LIBOR plus 1.0%. At June 30, 1997, no amounts were outstanding on these lines of credit.

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to support its operations in the ordinary course of business, including anticipated capital expenditures and debt repayment requirements, over at least the next year.

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

                              NEWPORT CORPORATION

                           PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.


     (a)  The Annual Meeting of Stockholders was held on May 28, 1997.

     (b) Set forth below is the name of each Class I director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of broker non-votes:

                                                                                                         Number of
                                             Number of           Number of              Number of          Broker
          Name                              Votes "For"       Votes "Against"        Votes "Abstain"    "Non-Votes"
          ----                              -----------       ---------------        ---------------    -----------
          Robert G. Deuster                  8,177,331               0                    42,713          699,439
          John T. Subak                      8,175,412               0                    43,632          700,439


     (c) Proposal Two to amend the Company's Employee Stock Purchase Plan resulted in the following number of votes for, against, abstain, withheld and non-vote:



                                                                                                    Number of
           Number of           Number of              Number of          Number of                   Broker
          Votes "For"       Votes "Against"        Votes "Abstain"    Votes "Withheld"             "Non-Votes"
          -----------       ---------------        ---------------    ----------------             -----------
           7,334,185            372,551                355,398                0                      857,349



     (d) Proposal Three to appoint Ernst & Young LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:


                                                                                                    Number of
           Number of          Number of              Number of            Number of                  Broker
          Votes "For"       Votes "Against"        Votes "Abstain"    Votes "Withheld"             "Non-Votes"
          -----------       --------------         --------------     ----------------             -----------
           8,196,940            12,020                 11,084                 0                      699,439



Item 6: Exhibits and Reports on Form 8-K.

     (a) Exhibits
            Exhibit 27   Financial Data Schedule
     (b) Reports on Form 8-K
            None

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