Form 10-Q
period 1997-09-30
NEWPORT CORP
filed 1997-11-12
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                      ***

                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1997
                                --------------------------------------

                                       OR


[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ___________ to _____________


                        Commission File Number  0-1649
                                                ------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Nevada                                            94 - 0849175
--------------------------------------------------------------------------------
  (State or other Jurisdiction                           (IRS Employer
of incorporation or organization)                        Identification No.)

 1791 Deere Avenue, Irvine, CA                                92606
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (714) 863-3144
                                                  ------------------------------

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997, was 9,020,110.


                              Page 1 of 13 Pages

                Exhibit Index on Sequentially Numbered Page 12

                              NEWPORT CORPORATION



                                     INDEX



PART I. FINANCIAL INFORMATION                                              Page Number


Item 1:   Financial Statements:

          Consolidated Statement of Income and Condensed
            Consolidated Statement of Stockholders' Equity for
            the Three and Nine Months ended September 30, 1997 and 1996.       3

          Consolidated Balance Sheet at September 30, 1997 and
            December 31, 1996.                                                 4

          Consolidated Statement of Cash Flows for the Nine
            Months ended September 30, 1997 and 1996.                          5

          Notes to Condensed Consolidated Financial
            Statements.                                                        6

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                               8

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.                                    12

SIGNATURE                                                                     12


                              NEWPORT CORPORATION
                     Consolidated Statement of Income and
            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


(In thousands, except                             Three Months Ended     Nine Months Ended
per share amounts)                                  September 30,          September 30,
                                                  ------------------    ------------------

                                                     1997       1996       1997       1996
                                                  -------    -------    -------    -------
Net sales                                         $32,699    $29,235    $95,611    $87,331
Cost of sales                                      18,734     16,527     54,186     49,317
                                                  -------    -------    -------    -------

Gross profit                                       13,965     12,708     41,425     38,014
Selling, general and administrative expense         8,612      8,779     26,204     26,600
Research and development expense                    2,492      1,896      6,958      5,866
                                                  -------    -------    -------    -------

Income from operations                              2,861      2,033      8,263      5,548
Interest expense                                     (480)      (504)    (1,484)    (1,417)
Other income (expense), net                            99        113       (170)       332
                                                  -------    -------    -------    -------

Income before income taxes                          2,480      1,642      6,609      4,463
Income tax provision                                  711        526      2,115      1,429
                                                  -------    -------    -------    -------

Net income                                        $ 1,769    $ 1,116    $ 4,494    $ 3,034
                                                  =======    =======    =======    =======

Net income per share                                $0.19      $0.12      $0.49      $0.34
                                                     ====       ====       ====       ====

Number of shares used to calculate
 net income per share                               9,285      9,028      9,140      8,990
                                                    =====      =====      =====      =====






Stockholders' equity, beginning of period         $58,162    $53,688    $57,429    $52,687
Net income                                          1,769      1,116      4,494      3,034
Dividends                                             -0-        -0-       (179)      (351)
Unrealized translation gain (loss)                    293        353     (1,872)      (803)
Unamortized deferred compensation                      51         89        (22)      (224)
Repurchase of common stock                           (355)       -0-     (1,698)       -0-
Issuance of common shares                             690        233      2,458      1,136
                                                  -------    -------    -------    -------

Stockholders' equity, end of period               $60,610    $55,479    $60,610    $55,479
                                                  =======    =======    =======    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet


(Dollars in thousands, except per share amounts)

                                                                September 30,    December 31,
                                                                    1997            1996
                                                                -------------    -----------
ASSETS                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                       $  6,576         $  3,375
  Customer receivables, net                                         21,577           23,418
  Other receivables                                                    895            2,075
  Inventories                                                       29,210           28,954
  Deferred tax assets                                                2,877            3,004
  Other current assets                                               2,508            1,703
                                                                   -------          -------

    Total current assets                                            63,643           62,529

Investments and other assets                                         4,851            5,191
Property, plant and equipment, at cost, net                         23,738           24,045
Goodwill, net                                                       10,335           11,612
                                                                  --------         --------

                                                                  $102,567         $103,377
                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  6,583         $  8,128
  Accrued payroll and related expenses                               5,135            4,879
  Taxes based on income                                              1,706            1,373
  Current portion of long-term debt                                    611            1,236
  Other accrued liabilities                                          4,133            5,171
                                                                  --------         --------

    Total current liabilities                                       18,168           20,787

Long-term debt                                                      22,740           23,464
Other liabilities                                                    1,049            1,697
Commitments and contingencies

Stockholders' equity:
  Common stock, $.35 stated value, 20,000,000 shares authorized;
    9,020,000 shares issued outstanding at September 30, 1997;
    8,890,000 shares at December 31, 1996                            3,163            3,110
  Capital in excess of stated value                                  9,666            8,959
  Unamortized deferred compensation                                   (570)            (548)
  Unrealized translation loss                                       (4,314)          (2,442)
  Retained earnings                                                 52,665           48,350
                                                                  --------         --------

Total stockholders' equity                                          60,610           57,429
                                                                  --------         --------
                                                                  $102,567         $103,377
                                                                  ========         ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------
(In thousands)                                             1997        1996
                                                         -------    ---------
Operating activities:
 Net income                                              $ 4,494    $  3,034
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           4,430       3,446
   Increase in provision for losses on
    receivables and inventories                            1,001         706
   Other non-cash items, net                                (160)       (122)
   Changes in operating assets and liabilities:
     Receivables                                           1,547         239
     Inventories                                          (1,951)     (4,257)
     Other current assets                                 (1,472)       (177)
     Other assets                                            391         -0-
     Accounts payable and other accrued expenses            (626)        (76)
     Taxes based on income                                   341           7
     Other, net                                              535         337
                                                         -------    --------
Net cash provided by operating activities                  8,530       3,137
                                                         -------    --------


Investing activities:
 Purchases of property, plant and equipment, net          (3,783)     (5,035)
 Acquisition of businesses, net of cash acquired            (879)     (4,442)
 Other, net                                                 (193)        -0-
                                                         -------    --------
Net cash used in investing activities                     (4,855)     (9,477)


Financing activities:
 Decrease in short-term borrowings                          (430)    (23,667)
 Increase (decrease) in long-term borrowings                (463)     11,749
 Proceeds from debt placement                                -0-      20,000
 Cash dividends paid                                        (357)       (351)
 Repurchase of common stock                               (1,698)        -0-
 Issuance of common stock under employee
  agreements, including associated tax benefit             2,283         747
                                                         -------    --------

Net cash provided by (used in) financing activities         (665)      8,478
                                                         -------    --------


Effect of foreign exchange rate changes on cash              191          46
                                                         -------    --------
Net increase in cash and cash equivalents                  3,201       2,184
Cash and cash equivalents at beginning of period           3,375       1,524
                                                         -------    --------
Cash and cash equivalents at end of period               $ 6,576    $  3,708
                                                         =======    ========

Cash paid in the period for:
 Interest                                                  1,108         697
 Taxes                                                     1,784       1,353


                            See accompanying notes

                              NEWPORT CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)



1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Earnings per Share

Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of this Statement on the calculation of primary and fully diluted earnings per share for the three- and nine-months ended September 30, 1997 and 1996 is not expected to be material.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $6.8 million and $1.2 million at September 30, 1997, and December 31, 1996, respectively.

                              NEWPORT CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

2. Customer Receivables

Customer receivables consist of the following:

                                                September 30,        December 31,
                                                    1997                 1996
      (In thousands)                            ------------         ------------
        Customer receivables                        $22,049              $23,942
        Less allowance for doubtful accounts            472                  524
                                                    -------              -------
                                                    $21,577              $23,418
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

Inventories consist of the following:

                                                September 30,        December 31,
                                                    1997                 1996
      (In thousands)                            ------------         ------------
        Raw materials and purchased parts           $10,585              $10,706
        Work in process                               5,564                4,998
        Finished goods                               13,061               13,251
                                                    -------              -------
                                                    $29,210              $28,954
                                                    =======              =======

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                September 30,        December 31,
                                                    1997                 1996
      (In thousands)                            ------------         ------------
        Land                                        $ 1,981              $ 2,155
        Buildings                                    12,191               12,896
        Leasehold improvements                        8,385                8,462
        Machinery and equipment                      21,485               22,643
        Office equipment                             11,097                9,734
                                                    -------              -------
                                                     55,139               55,890
        Less accumulated depreciation                31,401               31,845
                                                    -------              -------
                                                    $23,738              $24,045
                                                    =======              =======

5. Other Income (Expense), Net

Other income (expense), net, consists of the following:

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                               ------------------     -----------------
(In thousands)                   1997      1996         1997      1996
                               -------   --------     -------    ------
Interest and dividend income     $ 45      $ 31        $ 114      $ 63
Exchange gains (losses), net      (63)      116         (419)      170
Other                             117       (34)         135        99
                                 ----      ----        -----      ----
                                 $ 99      $113        $(170)     $332
                                 ====      ====        =====      ====

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
            Three and Nine Months Ended September 30, 1997 and 1996

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 1997 with the three- and nine-month periods ended September 30, 1996. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION

                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 1997 and 1996


RESULTS OF OPERATIONS

FINANCIAL ANALYSIS:

                                                                                      Period-to-Period
                                                                                     Increase (decrease)
                                                                                     ------------------
                                           Percentage of Net Sales                   Three        Nine
                                           -----------------------                   Months      Months
                                Three Months Ended       Nine Months Ended           Ended       Ended
                                   September 30,           September 30,                 September 30,
                                 1997        1996         1997       1996             1997        1997
                                ------      ------       ------     ------           ------      ------
Net sales                        100.0%      100.0%       100.0%     100.0%            11.8%        9.5%
Cost of sales                     57.3        56.5         56.7       56.5             13.4         9.9
                                 -----       -----        -----      -----
  Gross profit                    42.7        43.5         43.3       43.5              9.9         9.0
Selling, general and
 administrative expense           26.4        30.1         27.4       30.5             (1.9)       (1.5)
Research and
 development expense               7.6         6.5          7.3        6.7             31.4        18.6
                                 -----       -----         ----       ----
  Income from operations           8.7         6.9          8.6        6.3             40.7        48.9
Interest expense                  (1.4)       (1.6)        (1.5)      (1.6)            (4.8)        4.7
Other income (expense), net        0.3         0.3         (0.2)       0.4            (12.4)     (151.2)
Income taxes                      (2.2)       (1.8)        (2.2)      (1.6)            35.2        48.0
                                 -----       -----         ----       ----
  Net income                       5.4%        3.8%         4.7%       3.5%            58.5        48.1
                                   ===         ===          ===        ===

NET SALES:

Sales for the three- and nine-month periods ended September 30, 1997, were $32.7 million and $95.6 million, respectively, compared with $29.2 million and $87.3 million for the three- and nine-month periods ended September 30, 1996, increasing 11.8% and 9.5% over the respective prior year periods. Increases for the three- and nine-month periods were primarily driven by the U.S. domestic market, where sales grew $4.8 million and $11.2 million, respectively, offsetting lower international sales in both periods. For the year to date period, the Company has experienced sales growth in its targeted market segments, specifically fiber optic communications, semiconductor test equipment and computer peripherals, where sales have increased 22.7% versus both the three- and nine-month periods of the prior year. The Company believes that this sales growth reflects the Company's success in leveraging its expertise in research laboratory equipment to expand its product offerings of high precision optics, instruments, micro-positioning and measurement products and systems to customers in these markets.

The Company's domestic sales totaled $22.9 million and $62.8 million for the three- and nine-month periods ended September 30, 1997, compared with $18.1 million and $51.6 million for the three- and nine-month periods ended September 30, 1996, increases of 26.5% and 21.7% versus the respective prior year periods. The Company experienced sales gains in its targeted market segments as well as in its core scientific research market. In particular, MikroPrecision Instruments sales of $3.0 million and $8.9 million for the third quarter and nine months, respectively represent growth of 30.9% and 53.0% versus comparable prior year periods.

International sales of the Company were $9.8 million and $32.8 million for the three- and nine-month periods ended September 30, 1997, respectively, compared with $11.1 million and $35.7 million for the three- and nine-month periods ended September 30, 1996, decreases of 11.7% and 8.1% for the respective periods. Sales were negatively impacted by foreign exchange rate effects of $0.8 million and $2.1 million for the three- and nine-month periods ended September 30, 1997, respectively, as a result of the significant strengthening of the U.S. dollar against European currencies. Excluding the negative impact of foreign exchange rate effects, sales in France declined $0.9 million and $2.4 million for the same respective periods; while sales in Germany grew $0.4 million and $0.8 million for the third quarter and year to date versus corresponding 1996 periods. The United Kingdom continued its positive trend versus prior year with sales growth, excluding the negative exchange rate effect, of $0.1 million and $0.7 million for the third quarter and year to date, respectively.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 1997 and 1996

NET SALES (Cont'd):

Domestic orders reflect substantial growth for both the third quarter and the year to date over the corresponding prior year periods. European orders increased over the prior year as well, although at a modest rate. Overall, management anticipates sales growth in the final quarter of 1997 over the 1996 fourth quarter and attributes this growth primarily to increased sales to customers in the Company's targeted strategic markets.

GROSS PROFIT:

Gross profit increased 9.9% and 9.0% on sales increases of 11.8% and 9.5% for the three- and nine-month periods ended September 30, 1997 compared with the three- and nine-month periods ended September 30, 1996, respectively. However, gross margin (gross profit as a percentage of sales) decreased to 42.7% and 43.3% of sales for the three- and nine-month periods ended September 30, 1997, compared with 43.5% in both the three- and nine-month periods ended September 30, 1996. This slight margin decline is principally attributable to the growth in sales to OEM customers in the Company's targeted strategic markets which generally have a lower margin. Mitigating the mix driven margin decline is the fact that sales and marketing expenses associated with sales to OEM customers are generally lower than expenses incurred in selling to the Company's other customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended September 30, 1997, decreased 1.9% and 1.5%, respectively, compared with the three- and nine-month periods ended September 30, 1996. SG&A expenses when stated as a percentage of sales were 26.4% and 27.4%, compared with 30.1% and 30.5% for the prior year periods. The decrease in SG&A expenses is principally due to successful cost containment measures, lower selling expenses associated with sales to OEM customers and a favorable exchange rate effect. Management anticipates this favorable exchange rate effect on SG&A expenses will continue through the remainder of 1997.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development (R&D) expenses for the three- and nine-month periods ended September 30, 1997 increased 31.4% and 18.6%, respectively, compared with the three- and nine-month periods ended September 30, 1996. R&D expenses when stated as a percentage of sales increased to 7.6% and 7.3%, compared with 6.5% and 6.7% for the prior year periods. The increases were principally attributable to expenses associated with new product introductions, including an advanced motion controller system and a line of active isolation workstations, as well as continued enhancement of existing products. Management is committed to continued product development and anticipates that R&D spending will increase by approximately $1.4 million dollars in 1997 over 1996 for development of new products and product improvements.

INTEREST EXPENSE AND OTHER INCOME:

Interest expense for the quarter and year-to-date periods ended September 30, 1997, was $0.5 million and $1.5 million respectively, compared with $0.5 million and $1.4 million for the same periods in 1996. Other income, net was $0.1 million in both the 1997 and 1996 third quarters. Year to date, other income (expense), net was a $0.2 million loss versus a $0.3 million gain in the corresponding 1996 period, the change being largely attributable to foreign exchange losses totaling $0.3 million which occurred during the first quarter of 1997.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 1997 and 1996


PROVISION FOR TAXES:

The effective annual tax rates for the three- and nine-month periods ended September 30, 1997 were 28.7% and 32.0%, respectively, compared with 32% for both corresponding 1996 periods. The lower 1997 third quarter tax rate reflects the tax benefit associated with higher sales through the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash provided by operating activities of $8.5 million for the nine-month period ended September 30, 1997, was principally attributable to the Company's net income ($4.5 million), non-cash items, primarily depreciation and amortization ($4.4 million), decreases in receivables ($1.5 million) and increase in provision for losses on receivables and inventories ($1.0 million). Partially offsetting these amounts were increases in certain other operating assets, principally inventories ($2.0 million), and prepaid expenses, primarily advertising, ($1.5 million).

Net cash used in investing activities of $4.9 million for the nine-month period ended September 30, 1997, was primarily attributable to the Company's purchases of property, plant and equipment ($3.8 million) and the final payment due on the acquisition of MikroPrecision Instruments ($0.9 million).

Net cash used in financing activities of $0.7 million for the nine-month period ended September 30, 1997, was primarily due to the repurchase of common stock and a decrease in borrowings, partially offset by issuance of common stock under employee agreements.

In 1996, the Company obtained $20.0 million of long-term financing from an insurance company which was used to refinance a significant portion of its outstanding debt. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004.

The Company has a credit agreement with a U.S. bank for a $20.0 million unsecured line of credit to support the Company's domestic operations and its international operations outside of Europe and a 10.0 million French franc unsecured line of credit to support the Company's European requirements, with interest at prime, or LIBOR plus 1.0%. At September 30, 1997, no amounts were outstanding on these lines of credit.

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to support its operations in the ordinary course of business, including anticipated capital expenditures, stock repurchases and debt repayment requirements, over at least the next year.

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

Dated: November 10, 1997


                              By: /s/ ROBERT C. HEWITT
                                  --------------------------------------

                                  Robert C. Hewitt, Principal Financial
                                  Officer, duly authorized to sign
                                  on behalf of the Registrant