Form 10-K
period 1997-12-31
NEWPORT CORP
filed 1998-03-30
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the fiscal year ended      December 31, 1997
                                        -------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



              For the transition period from                to
                                             --------------    --------------

                        Commission File Number    0-1649
                                                  ------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Nevada                                       094-0849175
--------------------------------------------------------------------------------
  (State or other jurisdiction                         (IRS Employer
  of incorporation or organization)                    Identification No.)


       1791 Deere Avenue, Irvine, CA                          92606
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code     (714) 863-3144
                                                            --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ---------

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

                               Yes   X    No
                                    ---       ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $182,475,000 as of March 20, 1998.


The number of shares outstanding of each of the issuer's classes of common stock as of March 20, 1998, was 9,073,887.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1998, are incorporated by reference into Part III.

                              Page 1 of 43 Pages

                Exhibit Index on Sequentially Numbered Page 20

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ depending on a variety of important factors, including those described below in "Additional Factors That May Affect Operating Results."

                                     PART I

ITEM 1 Business
------ --------

General Description of Business
-------------------------------

Newport Corporation, together with its consolidated subsidiaries (the "Company" or "Newport"), is a leading global supplier of high precision components, instruments, micropositioning and measurement products and systems to the fiber optics communications, computer peripherals, semiconductor equipment and scientific research markets. The Company designs, manufactures and markets components and systems that enhance productivity and capabilities of automated assembly and test and measurement for high precision manufacturing and engineering applications. With nearly thirty years experience in research laboratory products and systems, the Company also provides sophisticated equipment to commercial, academic and governmental research institutions worldwide. Certain of the Company's products and systems incorporate proprietary software developed by the Company or by third parties for the Company's use.

The trend towards miniaturization in computer, telecommunications and other industries has placed greater demands on the manufacturing operations within these industries. As component sizes decrease, such components are required to be manufactured on a more precise level. In addition, customers are demanding increasingly sophisticated product offerings. As a result, suppliers of precision components, such as hard disk drives, semiconductor wafers and fiber optic communications equipment, are being driven to manufacture products within extremely narrow tolerances. This requires ultraprecise motion and vibration control and precision measurement components and systems. The Company's products enable manufacturers to manufacture and test sophisticated components to satisfy the demands for reduced size and increased functionality.

For nearly three decades Newport has serviced the needs of research laboratories for precision equipment. In 1991, the Company acquired the micro-positioning business of Micro-Controle S.A. and commenced its evolution from a provider of discrete components for research applications to a company that manufactures both components and integrated systems for research and commercial applications. The acquisition also provided the Company with a significant manufacturing and distribution base in Europe. In February 1995, the Company acquired RAM Optical Instrumentation, Inc. ("ROI") in order to increase its participation in the computer peripherals and semiconductor test and measurement markets. The acquisition of ROI also increased the Company's expertise in developing software and manufacturing integrated systems. In March 1995, the Company acquired Light Control Instruments, Inc. ("LCI"), a participant in the fiber optic test and measurement market. The acquisition of LCI expanded the Company's fiber optic product offering by adding laser diode test equipment to the Company's internally developed product line. In January 1996, the Company acquired MikroPrecision Instruments, Inc. ("MikroPrecision") further increasing its participation in the semiconductor equipment and computer peripherals market. As a result of its internal growth and strategic acquisitions, Newport is a leading supplier of high precision optics, instruments, micro-positioning and measurement products and systems to manufacturers of fiber optic communications equipment, computer peripherals and semiconductor equipment worldwide. In addition, the Company continues to focus its core strengths in research test and measurement equipment to provide ultra-precision motion and measurement technologies for research applications. The Company seeks to leverage its expertise in research laboratory equipment to continue to expand its product offerings for commercial applications.

Markets
-------

Fiber Optic Communications Equipment

Traditional wireline telecommunications networks are increasingly being replaced or supplemented by fiber optic transmission lines in order to increase network capacity. Fiber optic technology is also being increasingly utilized in local and wide area networks and for data communication within mainframe computers. High volume production of optoelectronic components used in fiber optic networks, however, has been limited by the method in which manufacturers of these devices manipulate strands of optical fiber. Optical fibers must be aligned within extremely narrow tolerances to allow pulses of light to be transmitted from a laser diode source through the communications line. In order for the light pulses to be transmitted efficiently, optical fibers must be aligned within nanometer (40 billionths of an inch) scale tolerances. Current manual techniques result in low production yields and inconsistent quality.

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

The disk drive market is also being driven by the increased need for ultra precise surfaces on the disk and disk slider in hard drives. High storage densities in disk drives require narrower spacing between the disk drive heads and the disk surface, thus requiring smoother surfaces on the head and disk to prevent inadvertent contact and resultant disk failure. The Company's precision optics, mechanical components and vibration isolation technology are integrated into hard disk texturing machines that are used to create "landing zones" on hard disks for disk drive heads to allow head/disk contact without such failure.

Newport's high precision optical and mechanical components and vibration isolation platforms as well as its precision motion sub-assemblies and integrated systems are used by manufacturers of disk drives and other computer peripheral devices for test, measurement, inspection and calibration applications. The Company's Polaris(TM) system meets the automated inspection needs and throughput requirements of disk drive head manufacturers. The Company also has developed the LaserMAP(TM) system that combines laser and video technology to allow for automated dimensional measurement of the suspension system that holds the heads in the disk drive assembly. The LaserMAP system has also been applied to critical dimensional measurement applications in the semiconductor and medical device markets.


Semiconductor Equipment

The market for semiconductors, or computer chips, continues to grow as personal computers, personal digital assistants and other computer equipment increasingly penetrate the worldwide landscape. Also adding significantly to this market is the increased demand for highly functional electronics devices that require semiconductor technology. Increased demand for greater performance and smaller size has driven the requirement for reduced chip size and increased sophistication in chip design. Reduced size and increased sophistication, in turn, has rendered semiconductors more susceptible to minute manufacturing defects, thus resulting in increased demand for precision equipment that improves manufacturing and quality control.

Newport provides high precision vibration isolation systems and mechanical components to Original Equipment Manufacturers ("OEMs") and chip manufacturers for integration into equipment that can detect and measure sub-micron defects in semiconductors as well as perform semiconductor and thin film head profiling. The Company's products enable manufacturers to detect and classify the defects more accurately and thereby increase manufacturing efficiency.


Research Laboratory Equipment

The Company has been a leader in servicing the needs of the research laboratory equipment market for nearly three decades and continues to provide precise test and measurement equipment to commercial, academic and governmental research institutions worldwide. The Company seeks to provide a broad portfolio of components, instruments and systems, including vibration isolation products and systems, mechanical components and accessories, laser-quality optics and optomechanical components and optoelectronic instruments, that fulfill a wide variety of research functions. The research laboratory equipment market continues to provide the Company with a significant base of assets, technology and employees enabling the Company to expand its presence in other markets.


Products
--------

The Company manufactures and distributes two major product groups, broadly defined by the Company as Laser Electro-Optical equipment and peripherals and Precision Systems.

Laser Electro-Optical equipment and peripherals consist of Vibration Isolation Products, Components, Optics and Instruments and accounted for approximately 55% of the Company's 1997 sales.


  Vibration Isolation Products  Laser and certain other high technology
  ----------------------------
  experiments and applications require a relatively vibration-free environment. The Newport isolation systems provide a working surface for experiments and applications with greatly reduced vibration environments due to noise, ground motion and excitations caused by external forces or active components mounted to the table itself. The Company's isolation systems provide dynamically rigid surfaces using internally damped honeycomb tops mounted on pneumatic supports. The Company's product line includes over 350 standard vibration isolation systems. In addition, Newport has the capability to manufacture custom systems. While these products are built to rigid quality standards, they are comprised of standard materials and consequently, there are no unusual supply requirements.

  Components  Newport offers a comprehensive line of mechanical components
  ----------
  compatible with, and complementary to, its vibration isolation systems. These mechanical components include products such as mirror mounts, holders, positioners, and other accessories which are basic building blocks for experimental or prototype laser and optical systems. The Company has developed and sells components for fiber optics, telecommunications and sensors experimentation. Newport's products include a micro interferometer, laser-to-fiber couplers and fiber optic positioners. The Company's line of fiber optic components includes selected products manufactured by third parties.

  Optics  The Company manufactures and markets a line of laser-quality optics
  ------
  and optomechanical components. This product line includes lenses, mirrors, prisms, laser beam expanders, collimators, attenuators, variable beamsplitters and spatial filters. The Company has the capability to provide custom optical designs and coatings for specific applications.

  Instruments  Newport offers several lines of electronic instruments to
  -----------
  complement its other products serving optical laboratories. These products are concentrated in the areas of light measurement and control, light sources and holography. The Company not only designs and manufactures a majority of its electronic products but also distributes the products of others. Examples of the electronics instruments manufactured or distributed by the Company include power meters, laser diode instruments, spectrum analyzers, electronic shutters and modulators, lasers, lamps and accessories.


Precision Systems consist primarily of Motion Control Devices and Systems, Process Automation Workstations for Photonics Packaging and Video-Based Measurement and Inspection Systems. These products accounted for approximately 45% of the Company's 1997 sales.


  Motion Control Devices and Systems  Newport offers an extensive line of
  ----------------------------------
  manually operated and motorized positioning devices for both research and industrial applications. These products include linear and rotational stages, elevational devices and actuators, as well as simple and programmable motion controllers for linear, stepping and DC motors. The Company also manufactures a line of positioning sub-systems, for both laboratory and industrial applications. Newport's system integration capability allows it to serve application-specific research, test and measurement, and inspection markets and to satisfy a wide variety of industrial process application needs.

  Process Automation Workstations for Photonics Manufacturing  Newport has
  -----------------------------------------------------------
  developed several advanced process automation workstations for packaging and testing of photonics devices used in communications and sensing applications. Integrating core vibration control, motion control, and light measurement instrumentation technologies, the Company's AutoAlign system utilizes sophisticated control software to completely automate fiber optic alignment and device characterization for any photonic device. The LaserWeld system adds laser-welded attachment capability and is the industry's only industrial-class laser welding workstation for automated pigtailing of opto-electronic components, and features Newport's proprietary LaserHammer(TM) weld-adjustment technology and fully automated process sequencing capabilities.

  Video-Based Measurement and Inspection Systems  Through the Company's wholly
  ----------------------------------------------
  owned subsidiary, ROI, Newport offers a line of video-based measurement and inspection systems and accessories. These products include video direct microscopes, Sprint, OMIS II(TM) and OMIS III(TM) optical measurement inspection systems, Polaris magnetic head pole geometry system and LaserMAP software. The Polaris magnetic head pole geometry system is specifically designed to measure pole geometry features on thin film disk drive sliders. The LaserMAP software integrates video and laser technology for critical dimensional measurement applications in the semiconductor, electronic packaging, computer peripherals and medical device markets.

Sales and Marketing
-------------------

The Company's products are sold to thousands of companies and institutions throughout the world and are marketed by means of a technical catalog, a technically trained marketing staff and a worldwide network of subsidiary sales offices and sales representatives.

Newport's principal marketing tool for the scientific market is its comprehensive set of product catalogs. These documents, numbering approximately 1100 pages in total, provide detailed product information as well as extensive technical and applications data. New product brochures and customer newsletters further augment these catalogs. These catalogs are published in the English, French and Japanese languages and are mailed worldwide to more than 100,000 potential customers annually.

The Company also publishes brochures that target specific market segments including fiber optic communications, computer peripherals and semiconductor equipment. Newport advertises in journals serving many technical disciplines within the above mentioned market segments.

Further product exposure and contact with existing and potential clients are developed and maintained at trade shows and technical conferences.

The Company has an interactive site on the World Wide Web (http://www.newport.com) that addresses the large Internet-savvy portion of the Company's customer base. As the World Wide Web continues to gain acceptance within the Company's core markets, this tool will provide even greater advantages to the Company and its customers. Available on the Company's World Wide Web site are the latest products, a literature and information request format, technical/tutorial and application related material, market surveys, sales information (including its catalogs), and comprehensive company and financial overviews.

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

For the Company's U.S. markets, components and systems are marketed through an internal sales and marketing staff, a Company-employed field sales organization and a nation-wide network of distributors and sales representatives. The Company selects sales representatives based on their knowledge of the Company's markets and their contacts with potential customers. As of December 31, 1997, the Company had 20 company-employed field sales persons deployed in the United States. The company-employed field sales force is supplemented by 48 independent representatives and distributors who are primarily dedicated to the Company's RAM Optical Instrumentation product line.

For its international markets, the Company's products are marketed through a network of 26 company-employed field sales personnel based in France, Germany, the United Kingdom, Switzerland, Italy, the Netherlands, Canada and Taiwan who are supplemented by 36 independent representatives and distributors located in countries where the Company does not have a direct presence. International sales accounted for approximately 35.3%, 41.8% and 45.6% of total sales in 1997, 1996 and 1995, respectively. As a result of conducting business internationally, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

The Company's sales and marketing efforts for its larger systems are focused on establishing and developing long-term relationships with potential customers. A significant portion of the markets targeted by the Company for growth have been served to date by the internal manufacturing operations of components and systems manufacturers. The Company believes that as end-users continue to require reduced size and increased functionality in fiber optic, computer peripherals and semiconductor assembly and test equipment, those manufacturers will increasingly seek outside solutions for highly precise manufacturing and inspection applications.

Sales cycles for such system products can be lengthy, and can range up to twelve months. Sales are typically made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. No single unaffiliated customer accounted for more than 3% of the Company's sales in 1997. Sales and orders for the Company's products historically have generally not been affected by significant seasonal demand.


Competition
-----------

The Company competes principally in several specialized market segments against a limited number of companies, some of which are more established, enjoy higher name recognition and possess far greater financial, technological and marketing resources than the Company while others are relatively small and highly specialized firms. In general, the Company currently competes on the basis of the performance and quality of its products, including reliability, as well as on price and timely manufacture and delivery. The Company also competes with the internal equipment manufacturing operations of many of its potential customers. While the Company attempts to convince such potential customers that it would be more efficient to outsource their equipment needs, there can be no assurance that the Company will be successful in penetrating this portion of these markets. Further, there can be no assurance that any of such potential customers will not market its internally manufactured equipment to third parties and thereby compete directly with the Company. In the research laboratory equipment market, increasing budgetary constraints are expected to give low-cost providers a competitive advantage, notwithstanding reduced quality and performance. In addition, because of the fragmented nature of this market, general equipment manufacturers may gain a market presence without specifically targeting the market.

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


Research and Product Development
--------------------------------

The Company continually seeks to improve its technological position through internal research and product development and licensing and acquisitions of complementary technologies. Technological advances, evolving industry standards and new product introductions and enhancements characterize the computer peripherals, semiconductor equipment and fiber optic communications equipment markets, as well as the other markets for the Company's products. The Company attempts to enhance its existing products and develop and introduce innovative new products to satisfy customer needs. As the Company's business continues to evolve towards systems integration, the Company regularly investigates new ways to combine components manufactured at its various operations to produce innovative technological solutions for the markets it serves. The Company is investing in a number of programs to develop new products and product enhancements to complement its AutoAlign fiber alignment system for the fiber optic communications market. During 1995 the Company developed a prototype LaserWeld packaging system for manufacturing optoelectronic devices for the high growth fiber optic communication industry. Products introduced by the Company in 1995 included the Polaris magnetic head pole geometry measurement system for the disk drive industry and LaserMAP software which integrates laser metrology into its video inspection systems for applications in the electronics packaging industry. During 1996 it introduced the ORION packaging system, a semiautomated single-mode fiber alignment system as well as a series of X-ray goniometers for sale to the high energy physics research market. In 1997 the Company introduced the DynamYX300(TM) air-bearing motion system targeted at the 300 millimeter semiconductor wafer processing test equipment market, the ESP6000(TM), a digital signal processor (DSP) based motion controller specifically designed for test, measurement, inspection, and alignment applications, and the TS series of linear motion stages designed for semiconductor and computer peripheral test and measurement applications. In addition, the Company introduced its models 8008 and 6000 benchtop laser diode controllers as well as a number of new products for the photonics research market and the traditional Laser Electro-Optical market. Management is committed to continued product development and intends to maintain R&D expenditures at a level between 7% and 9% of net sales for the development of new products and product improvements.

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

Employees
---------

As of December 31, 1997, the Company had 775 employees worldwide. None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.


Backlog
-------

The consolidated backlog of all the Company's products was $22.6 million, $20.7 million and $19.3 million at December 31, 1997, 1996 and 1995, respectively. The Company manufacturers a significant portion of its products for inventory to provide the capability to make shipments upon receipt of an order. The remainder of the Company's products are made to order with typical lead times of three to twelve weeks. Because of these short response times and because orders are generally cancelable with little or no penalty, the Company does not believe that its backlog of orders at any particular date is a meaningful indicator of the Company's sales for any succeeding period.

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

ITEM 2 Properties
------ ----------

The Company's headquarters and principal California manufacturing operations are located at 1791 Deere Avenue, Irvine, California. The Company leases the Deere Avenue property under a fifteen-year lease expiring in March 2007. In addition, the Company has manufacturing operations in leased facilities at San Luis Obispo, California and Plymouth, Minnesota and leases office space in Mountain View, California for its Western Region sales, service and application center. The Company leases sales and service offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. The Company's centralized European distribution center is located at leased facilities in the Netherlands. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available in the future to accommodate expansion of the Company's operations. The Company acquired in 1991, in connection with the acquisition of Micro-Controle, a building and land in Garden City, New York and several properties and buildings at various locations in France. During the first quarter of 1995 the Company relocated its New York manufacturing operations to Irvine, California and leased the Garden City, New York property. Subsequent to the end of the year the Company sold this property for approximately $2.0 million.

ITEM 3 Legal Proceedings
------ -----------------

The Company is not a party to any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4 Submission of Matters to a Vote of Security Holders
------ ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

PART II

ITEM 5 Market For the Registrant's Common Equity and Related Security Holder
------ ---------------------------------------------------------------------
Matters
-------

Price Range of Common Stock
---------------------------

The Company's common stock is traded on the NASDAQ National Market under NASDAQ symbol NEWP. As of December 31, 1997, the Company had 1,513 common stockholders of record. Refer to Note 15, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 38 for quarterly share price and dividend payments.

Sales of Unregistered Securities
--------------------------------

None.

ITEM 6 Selected Financial Data
------ -----------------------

The following table presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, restated to include financial information of ROI and LCI which were accounted for as poolings of interests

(In thousands, except percent, per share and employment information):



                                                        1997        1996        1995       1994        1993
                                                      --------   ---------    --------   --------   ---------
 FOR THE YEAR:
 Net sales                                            $132,594    $119,910    $101,961    $94,201     $93,573
 Cost of sales                                          74,844      67,103      55,421     51,811      51,747
                                                      --------    --------    --------    -------     -------
    Gross profit                                        57,750      52,807      46,540     42,390      41,826
 Selling, general and administrative                    35,825      36,741      34,441     32,240      31,735
 Research and development                                9,490       8,204       6,765      5,371       5,219
 Restructuring expense and other special charges             -           -           -          -       6,263
                                                      --------    --------    --------    -------     -------
    Income (loss) from operations                       12,435       7,862       5,334      4,779      (1,391)
 Interest expense                                       (1,992)     (1,931)     (1,593)    (1,782)     (2,321)
 Other income (expense), net                              (349)        477       1,137      1,839       1,463
                                                      --------    --------    --------    -------     -------
    Income (loss) before income taxes                   10,094       6,408       4,878      4,836      (2,249)
 Income tax provision                                    3,030       1,705       1,003      1,654         951
                                                      --------    --------    --------    -------     -------
    Net income (loss)                                 $  7,064    $  4,703    $  3,875    $ 3,182     $(3,200)
                                                      ========    ========    ========    =======     =======

 Percent of net sales:
    Gross profit                                          43.6%       44.0%       45.6%      45.0%       44.7%
    Selling, general and administrative                   27.0        30.6        33.8       34.2        33.9
    Research and development                               7.2         6.9         6.6        5.7         5.6
    Income (loss) from operations                          9.4         6.5         5.2        5.1        (1.5)
    Net income (loss)                                      5.3         3.9         3.8        3.4        (3.4)

 PER SHARE:
 Net income (loss) per share (1)
    Basic                                             $   0.80    $   0.54     $  0.47    $  0.39     $ (0.39)
    Diluted                                               0.77        0.52        0.45       0.38       (0.39)
 Dividends paid per share                                 0.04        0.04        0.04       0.04        0.04
 Equity per share (diluted)                               6.61        6.39        6.18       5.57        5.31

 AT YEAR END:
 Cash and marketable securities                       $  7,456    $  3,375     $ 1,524    $ 3,624     $ 4,311
 Customer receivables, net                              23,372      23,418      20,547     18,755      16,946
 Inventories                                            28,326      28,954      22,744     21,432      21,655
 Other current assets                                    6,300       6,782       4,088      4,512       4,941
                                                      --------    --------     -------    -------     -------
    Current assets                                      65,454      62,529      48,903     48,323      47,853
 Investments and other assets                            5,830       5,191       4,557      4,441       5,185
 Property, plant and equipment                          22,994      24,045      22,327     23,044      24,145
 Goodwill, net                                          10,133      11,612       8,161      8,846       8,852
                                                      --------    --------     -------    -------     -------
    Total assets                                      $104,411    $103,377     $83,948    $84,654     $86,035
                                                      ========    ========     =======    =======     =======

 Current liabilities                                  $ 21,139    $ 20,787     $20,330    $26,604     $24,085
 Long-term debt                                         21,027      23,464       9,899     11,117      16,005
 Other liabilities                                       1,587       1,697       1,032        282       2,302
 Stockholders' equity                                   60,658      57,429      52,687     46,651      43,643
                                                      --------    --------     -------    -------     -------
    Total liabilities and equity                      $104,411    $103,377     $83,948    $84,654     $86,035
                                                      ========    ========     =======    =======     =======

 MISCELLANEOUS STATISTICS
 Working capital                                      $ 44,315    $ 41,742     $28,573    $21,719     $23,768
 Common shares outstanding                               8,951       8,890       8,699      8,441       8,400
 Worldwide employment at end of period                     775         746         662        650         676
 Sales per employee (annualized)                      $    171    $    161     $   155    $   142     $   132

 (1) Earnings per share for all periods prior to 1997 have been restated as necessary to conform with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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

OVERVIEW
--------

The following is management's discussion and analysis of certain significant factors that have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. This discussion includes the impact of the acquisition of RAM Optical Instrumentation, Inc. ("ROI") and Light Control Instruments, Inc. ("LCI") which were accounted for using the pooling of interests method and MikroPrecision Instruments, Inc. ("MikroPrecision") which was accounted for using the purchase method, as described more fully in Note 2 to the financial statements on page 29 of this Form 10-K.


RESULTS OF OPERATIONS
---------------------

Financial Analysis  The following table sets forth, for the periods
------------------
indicated, certain income and expense items expressed as a percent of the Company's net sales and as period-to-period percent increases or decreases:


                                                              Period-to-Period
                                     Percent of Net Sales    Increase (Decrease)
                                   ------------------------  ------------------
                                    1997     1996     1995     1997      1996
                                   ------   ------   ------  --------  --------
Net sales                          100.0%   100.0%   100.0%     10.6%    17.6%
Cost of sales                       56.4     56.0     54.4      11.5     21.1
                                   -----    -----    -----

     Gross profit                   43.6     44.0     45.6       9.4     13.5
Selling, general and
  administrative expense            27.0     30.6     33.8      (2.5)     6.7
Research and
  development expense                7.2      6.9      6.6      15.7     21.2
                                   -----    -----    -----

     Income from operations          9.4      6.5      5.2      58.2     47.4
Interest expense                    (1.5)    (1.6)    (1.5)      3.2     21.2
Other income (expense), net         (0.3)     0.4      1.1    (173.2)   (58.0)
                                   -----    -----    -----

     Income before income taxes      7.6      5.3      4.8      57.5     31.4
Income tax provision                 2.3      1.4      1.0      77.7     70.0
                                   -----    -----    -----

     Net income                      5.3      3.9      3.8      50.2     21.4
                                   =====    =====    =====


Net Sales    For 1997, 1996 and 1995, the Company's net sales totaled $132.6
---------
million, $119.9 million and $102.0 million, respectively. Net sales for 1997 increased $12.7 million compared with 1996, with increases of $15.9 million in domestic markets partially offset by a $3.2 million decrease in international markets. Net sales for 1996 increased $17.9 million compared with 1995, represented by increases of $14.3 million in domestic markets and $3.6 million (net of $0.8 million unfavorable exchange rate effect) in international markets.

Domestic sales totaled $85.7 million, $69.8 million and $55.5 million for 1997, 1996 and 1995, respectively. For 1997, sales increased $15.9 million compared with 1996. The growth is primarily attributable to a $6.6 million increase in sales to the semiconductor equipment, fiber optic communications and computer peripherals markets, sales growth totaling $2.1 million to research customers and increases in sales to other general metrology customers. Sales for 1996 increased $14.3 million versus 1995. The increase was attributable principally to sales revenue at MikroPrecision ($7.7 million) for which there were no comparable amounts in 1995 and increases in sales of vibration isolation and precision motion systems to the semiconductor equipment, fiber optic communications and computer peripherals markets.

International sales totaled $46.9 million, $50.1 million and $46.5 million for 1997, 1996 and 1995, respectively. Sales in 1997 decreased $3.2 million versus 1996 primarily due to the effect of the stronger U.S. dollar, which negatively impacted the translation of 1997 European sales by $3.0 million when compared with 1996, and continued softness throughout most of the year in European research markets, particularly France and Germany. Excluding the negative foreign exchange rate effects, European sales were approximately flat year to year. Pacific Rim sales declined $0.5 million in 1997 versus 1996. Results in this region were mixed with sales to the Hong Kong and Taiwan markets growing $1.4 million while sales to Japan and the ASEAN countries declined $2.1 million. For 1996, sales increased $3.6 million versus 1995 and was attributable principally to increased sales into the fiber optic communication and computer peripherals markets in Pacific Rim countries ($6.0 million), offset partially by declines in Europe ($2.5 million), primarily France where funding for research equipment was reduced, including the previously mentioned $0.8 million unfavorable exchange rate effect.

The order rate in the U.S. continues to show strength in response to the increasing sales and marketing emphasis on higher growth market niches in the fiber optic communications, semiconductor equipment and computer peripherals industries and on new products introduced in 1997. Management expects improvements in sales in 1998 particularly in the United States and Europe as the Company continues to leverage its expertise in the design, manufacture and marketing of high precision components, instruments and integrated systems to the fiber optic communications, semiconductor equipment, computer peripherals and scientific research markets. However, the continued strength of the U.S. dollar against European currencies and the economic uncertainty in Asia may offset in part the anticipated sales growth in those markets. Overall, management anticipates that net sales in 1998 will increase over 1997; however, such growth is dependent on many factors and cannot be assured.

Operating Income  Total costs and expenses for 1997, 1996 and 1995 were $120.2
----------------
million, $112.0 million and $96.7 million, respectively.

Gross margin was 43.6%, 44.0% and 45.6% for 1997, 1996 and 1995, respectively. The slight decrease in gross margin in 1997 from 1996 was attributable primarily to the higher growth rates in sales to OEM customers in the Company's target markets that generally have lower margins, but also lower sales and marketing expenses. The decrease in gross margin in 1996 from 1995 was attributable primarily to the addition of sales of products manufactured by MikroPrecision, which typically have lower margins than the Company's other products.
Management anticipates that, despite the expectation that sales to OEM customers in the Company's target markets will comprise an increasing proportion of the Company's net sales, the Company's overall gross margin will increase slightly in 1998 as a result of increased sales volume and continued manufacturing productivity improvements Company-wide.

Selling, general and administrative (SG&A) expenses totaled $35.8 million, $36.7 million and $34.4 million for 1997, 1996 and 1995, respectively, representing 27.0%, 30.6% and 33.8% of net sales in the respective years. The $0.9 million decrease in SG&A in 1997 resulted primarily from favorable exchange rate effects in Europe, decreases in advertising and other controllable expenses, delayed personnel replacement and the favorable effect on sales and marketing expenses from the mix shift toward OEM customers. Excluding the $1.1 million benefit of exchange rates, real SG&A expenses increased $0.2 million or less than 1% over 1996. The 1996 increase ($2.3 million) was attributable primarily to expenses incurred at MikroPrecision for which there were no comparable expenses in 1995 ($1.4 million) and to adverse determination of an appeal of litigation in France dating prior to the acquisition of Micro Controle S.A. ($0.6 million) offset in part by a favorable exchange rate effect in Europe of $0.2 million. Management anticipates SG&A expenses in total will increase in 1998 but will continue to decline as a percent of sales as a result of anticipated increased sales volume.

Research and development (R&D) expenses totaled $9.5 million, $8.2 million and $6.8 million for 1997, 1996 and 1995, respectively. R&D expenses represented 7.2%, 6.9% and 6.6% of net sales in 1997, 1996 and 1995, respectively. The increases in R&D expenses in 1997 compared with 1996 and 1996 compared with 1995, were attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements some of which were to complement the AutoAlign fiber alignment system, including the ORION semiautomated single-mode fiber alignment system for the fiber optic communications market, improvements to the LaserWeld packaging workstation, development of laser diode burn-in and characterization systems and new products and software by the Company's ROI and MikroPrecision subsidiaries. Management is committed to continued product development and intends to maintain R&D expenditures at a level between 7% and 9% of net sales for the development of new products and product improvements. The Company is dependent to a significant extent upon its ability to enhance its existing products and to introduce innovative new products that gain market acceptance. There can be no assurance, however, that the Company will be successful in selecting, developing or manufacturing new products, or in enhancing its existing products so as to achieve such market acceptance.

Operating income totaled $12.4 million, $7.9 million and $5.3 million for 1997, 1996 and 1995, respectively. Operating income represented 9.4%, 6.5% and 5.2% of net sales in 1997, 1996 and 1995, respectively. Management anticipates that operating income will improve in 1998, both in total and as a percentage of net sales, primarily as a result of anticipated net sales growth exceeding expense growth.

Interest Expense    Interest expense totaled $2.0 million, $1.9 million and $1.6
----------------
million for 1997, 1996 and 1995, respectively. The increase in interest expense for 1996 over 1995 was primarily the result of additional debt incurred to finance the acquisition of MikroPrecision. The Company anticipates interest expense for 1998 will remain approximately the same as 1997 because its long term debt base will remain relatively constant until the 4th quarter when a $1.5 million principal payment is due, and because the majority of the Company's debt is at fixed interest rates.

Other Income/(Expense), Net Interest and dividend income totaled $0.2
---------------------------
million, $0.1 million and $0.1 million for the years 1997, 1996 and 1995 respectively. Exchange losses were $0.5 million in 1997 versus exchange gains of less than $0.1 million in both 1996 and 1995. The Company recorded investment gains totaling $0.8 million in 1995. Minimal investment gains were recorded in 1997 and no investment gains were recorded in 1996.

Taxes Based On Income  The effective tax rates for 1997, 1996 and 1995 were
---------------------
30.0%, 26.6% and 20.6%, respectively. The increase in the effective tax rate for 1997 compared with 1996 was primarily the result of higher state income taxes, a lower utilization of foreign operating losses and no reduction in valuation allowance which were partially offset by a benefit from higher foreign sales corporation income. The increase in the effective tax rate for 1996 compared with 1995 was primarily the result of lower utilization of state net operating losses ("NOLs") and foreign operating losses and a lower valuation allowance reduction which were partially offset by a benefit from the conversion of foreign subsidiaries to U.S. partnerships. Management anticipates that the Company's effective tax rate in 1998 will be slightly higher than in 1997.


Employment    Worldwide employment of the Company totaled 775, 746 and 662 at
----------
December 31, 1997, 1996 and 1995, respectively. The increase in employment at December 31, 1996, was a result of the acquisition of MikroPrecision and increased production to meet sales requirements. Sales per employee approximated $171,000, $161,000 and $155,000 during 1997, 1996 and 1995, respectively.

Stockholders' Equity    Stockholders' equity increased from $52.7 million ($6.18
--------------------
per share) as of December 31, 1995, to $57.4 million ($6.39 per share) as of December 31, 1996 and to $60.7 million ($6.61 per share) as of December 31, 1997. The increases in 1997 and 1996 were attributable to the respective year earnings and issuance of stock under stock option and purchase plans, offset in part by dividend payments, unrealized translation losses and repurchase of stock under the Company's share repurchase program in 1997. The Company paid dividends totaling $0.4 million, $0.4 million, $0.3 million during each of the years 1997, 1996 and 1995, respectively. This represents 4 cents per share for each year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities of $12.3 million was primarily attributable to the Company's operating income plus non-cash items, principally depreciation and amortization, offset in part by changes in operating assets and liabilities. Inventories decreased 2.2% in 1997 over 1996 levels as a result of programs introduced in 1997 to minimize inventory levels while maintaining competitive manufacturing lead times. The Company believes that it must maintain certain levels of inventory in order to ensure that the lead times to its customers remain competitive, however high levels of inventory increases the risk that the Company will have to write down inventory in the future due to obsolescence if the Company does not correctly anticipate market demand for certain of its products. Customer receivables remained at approximately the same level as in 1996, while sales grew by 10.6%. Accounts payable decreased 25.2% in 1997 compared with 1996 in part as a result of reducing inventory levels and changes in the timing of material purchases.

Net cash used in investing activities of $6.2 million was attributable principally to the Company's purchases of property, plant and equipment ($5.0 million) and the final payment due on the acquisition of MikroPrecision Instruments ($0.9 million). Capital expenditures for property, plant and equipment aggregated $5.8 million and $2.5 million for 1996 and 1995, respectively.

Net cash used in financing activities of $2.2 million was attributable principally to the repurchase of stock under the Company's share repurchase program, partially offset by the issuance of common stock in connection with stock option and purchase plans.

In February 1998, Newport's board of directors authorized the repurchase of an additional 350,000 shares under the Company's share repurchase program which commenced in April 1997. This brings the total number of shares authorized for repurchase to 640,000. The originally authorized 290,000 shares were repurchased in 1997.

At December 31, 1997, the Company had in place a $20.0 million unsecured line of credit with interest at prime, or LIBOR plus 1.0% and an unused line fee of 25 basis points to support its domestic operation. In addition, a 10.0 million French franc ($1.7 million) unsecured line of credit with interest at PIBOR plus 1.0% was in place to support the Company's European requirements. Both lines of credit were scheduled to mature on December 31, 1999. At December 31, 1997, there was no amount outstanding under the domestic unsecured line of credit with $18.2 million available after considering outstanding letters of credit. The amount outstanding under the Company's 10.0 million French franc ($1.7 million) European unsecured line of credit was 1.6 million French francs ($0.3 million).

In February 1998 the Company modified its bank credit agreement increasing its overall unsecured line of credit to $25.0 million to support the Company's worldwide operations replacing the previous $20.0 million domestic unsecured line of credit and 10.0 million French franc unsecured line of credit. This modified credit agreement retains the same interest rate (prime or LIBOR plus 1.0%) while reducing the unused line fee from 25 basis points to 20 basis points and extends the maturity of the line to December 31, 2000.

The Company believes its current working capital position together with estimated cash flows from operations and its existing financing availability are adequate to fund operations in the ordinary course of business at least through 1998, including anticipated capital expenditures, debt payment requirements, and continuation of its share repurchase program.

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

Risks of Doing Business in International Markets

In 1997, 1996 and 1995, international revenues accounted for approximately 35.3%, 41.8% and 45.6%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result of conducting business internationally, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. In addition, due to various factors, including the difficulty of assessing the various political and economic factors that may affect the strength of foreign economies, it is often difficult to project demand for the Company's products in foreign countries. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

Dependence on Research Budgets of Customers

A substantial amount of the Company's net sales has historically been derived from sales of its products to academic and governmental research institutions in the United States and various foreign countries, and the Company anticipates that sales to such institutions will continue to account for a significant portion of the Company's net sales for the foreseeable future. As such, the Company's future performance is directly dependent in part upon the capital expenditure budgets of its research institution customers and the continued demand of such customers for the Company's products. Many domestic and foreign research institutions, including certain of the Company's customers, have experienced constraints on their capital expenditure budgets due to factors such as reduced governmental funding of research activities and reduced defense spending. The Company's operating results may in the future be subject to period-to-period fluctuations as a consequence of such funding constraints, and there can be no assurance that such constraints will not continue over time, or that they will not have a material adverse effect on the Company's business, operating results or financial condition.

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

Fluctuations in Operating Results

The Company's past operating results have been, and its future operating results will be, subject to fluctuations resulting from a number of factors, including the availability of government research funding; the demand for the products sold by the Company's customers; the timing of new product introductions by the Company or its competitors; variations in the mix of products sold by the Company; changes in pricing policies by the Company, its competitors or suppliers, including possible decreases in average selling prices of the Company's products in response to competitive pressures; market acceptance of any new or enhanced versions of the Company's products; the availability and cost of key components; the availability of manufacturing capacity; and fluctuations in general economic conditions. The Company's overall gross margins may vary significantly on a period-to-period basis due to a number of factors including variations in product mix. In addition, competitive pressures may adversely affect gross margins. Accordingly, there can be no assurance that the Company will be able to sustain satisfactory gross margins. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, operating results and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and cannot be relied upon as indications of future performance. Due to all of the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock.

Integration of Acquisitions

The Company's recent growth primarily has been the result of strategic acquisitions of complementary businesses. Accordingly, the Company's future operating results will be dependent on its ability to integrate various business operations in an effective manner. The Company intends to further broaden its product offering by designing and marketing complete systems comprised of components manufactured within its various operations. There can be no assurance that the Company will be successful in managing and integrating such business operations. In addition, the Company's acquisition-related growth will continue to place additional demands on the Company's management and resources.

Impact of Year 2000

Certain of the Company's business operations software programs were written using two digits rather than four to define the applicable year. As a result, those software programs are time-sensitive and recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including but not limited to, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company initiated a review of its business operations software requirements in early 1996 as part of the normal course of upgrading its systems to support current and anticipated growth. Among the criteria for acquiring new or upgraded software was that it be Year 2000 compliant. In 1997 the Company acquired new operating software that is Year 2000 compliant and is currently in the test and conversion phase, with implementation expected to be substantially complete by December 31, 1998. Based upon the results of the work done to date, the Company believes that the remaining work will be completed in a timely manner and that the overall cost of such work will not be material.

Newport sells certain products that include various software applications. Currently the Company is in the process of upgrading or otherwise ensuring that its product software is Year 2000 compliant. The Company has also requested assurance from its goods and services providers that they are, or have programs in place to be, Year 2000 compliant.

While the Company currently believes that neither the software developed by it as part of its products nor the software licensed by it for its internal use will be materially affected by Year 2000 problems, there can be no assurance that the Company's product software, its internal computer systems and networks or those of its key vendors, developers and distributors will not be affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results and financial condition.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131
-----------------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with the filing of its Annual Report on form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS No. 131, but does expect that, while adoption of SFAS No. 131 may result in more reported segments than are currently reported, it will not have an impact on the Company's results of operations, financial position or cash flow.

ITEM 8 Financial Statements and Supplementary Data
------ -------------------------------------------

Consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, the report of independent auditors thereon and the Company's unaudited quarterly financial data for 1997 and 1996 are referenced in Item 14 herein.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial
------ -------------------------------------------------------------------------
Disclosure
----------

Not applicable.

                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant
------- --------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1997 in connection with its May 27, 1998, Annual Meeting of Stockholders.

ITEM 11 Executive Compensation
------- ----------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1997 in connection with its May 27, 1998, Annual Meeting of Stockholders.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management
------- --------------------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1997 in connection with its May 27, 1998, Annual Meeting of Stockholders.

ITEM 13 Certain Relationships and Related Transactions
------- ----------------------------------------------

In November 1996, the Company entered into a Consulting Agreement with Richard
E. Schmidt, a director of the Company and the Company's former Chairman and Chief Executive Officer, pursuant to which Mr. Schmidt provides consulting services to the Company in exchange for a consulting fee equal to $100,000 per year. Such Agreement is renewable by the Company for additional one-year terms through December 31, 2001. In connection with such Agreement, the [Compensation Committee of the] Board of Directors amended certain option and restricted stock agreements with Mr. Schmidt to provide that (1) the vesting of the options be accelerated and be exercisable during the term of the Consulting Agreement and
(2) that the restricted stock shall continue to vest in accordance with the original time schedule.

The Company has entered into Severance Compensation Agreements with certain of its officers. See response to Item 11 above.

                                    PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K
------- ----------------------------------------------------------------

 (a) 1. Financial Statements and Financial Statement Schedules
     ---------------------------------------------------------


     Report of Ernst & Young LLP, Independent Auditors                           23

     FINANCIAL STATEMENTS:
     ---------------------
     Consolidated income statement
         for the years ended December 31, 1997, 1996 and 1995                    24

     Consolidated balance sheet
         at December 31, 1997 and 1996                                           25

     Consolidated statement of cash flows
         for the years ended December 31, 1997, 1996 and 1995                    26

     Consolidated statement of stockholders' equity
          for the years ended December 31, 1997, 1996 and 1995                   27

     Notes to consolidated financial statements                               28-38

     FINANCIAL STATEMENT SCHEDULES:
     ------------------------------

     II - Consolidated valuation accounts                                        39

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

      Exhibit 10.4        Employee Stock Purchase Plan, as amended.*

      Exhibit 10.7        Form of Severance Compensation Agreement between Newport Corporation and certain Executive Officers (incorporated by reference to Exhibit
                          10.7 of the Company's Annual Report on Form 10-k for the year ended
                          December 31, 1993).*

ITEM 14 Exhibits, Financial Statement Schedules and Reports on
------- ------------------------------------------------------
        Form 10-K (Cont'd)
        ------------------

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

      Exhibit 10.14       Consulting Agreement dated November 7, 1997 between Newport
                          Corporation, a Nevada Corporation, and Richard E. Schmidt, a director of the Company.

      Exhibit 10.15       Credit Agreement dated as of February 26, 1998 between Newport
                          Corporation and ABN AMRO Bank N.V., Los Angeles International Branch.

      Exhibit 21          Subsidiaries of Registrant

      Exhibit 23          Consent of Ernst & Young LLP, Independent Auditors

      Exhibit 27          Financial Data Schedule (Article 5 of Regulation S-X)

 _____________
 * Required to be filed pursuant to Item 14(a)(3) of Form 10-K


(b) Reports on Form 8-K
    -------------------
The Company filed no Reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION

/S/ROBERT G. DEUSTER                                              March 25, 1998
--------------------------------------------------------------------------------
Robert G. Deuster, President and Chief Executive Officer               Date
 (Principal Executive Officer)


/S/ROBERT C. HEWITT                                               March 25, 1998
--------------------------------------------------------------------------------
Robert C. Hewitt, Vice President, Chief Financial Officer              Date
 and Secretary
 (Chief Financial Officer)


/S/WILLIAM R. ABBOTT                                              March 25, 1998
--------------------------------------------------------------------------------
William R. Abbott, Corporate Controller                                Date
 (Principal Accounting Officer)


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



/S/R. JACK APLIN                                                  March 25, 1998
--------------------------------------------------------------------------------
R. Jack Aplin, Member of the Board                                     Date



/S/ROBERT L. GUYETT                                               March 25, 1998
--------------------------------------------------------------------------------
Robert L. Guyett, Member of the Board                                  Date



/S/LOUIS B. HORWITZ                                               March 25, 1998
--------------------------------------------------------------------------------
Louis B. Horwitz, Member of the Board                                  Date



/S/DAN L. MCGURK                                                  March 25, 1998
--------------------------------------------------------------------------------
Dan L. McGurk, Member of the Board                                     Date



/S/C. KUMAR N. PATEL                                              March 25, 1998
--------------------------------------------------------------------------------
C. Kumar N. Patel, Member of the Board                                 Date



/S/RICHARD E. SCHMIDT                                             March 25, 1998
--------------------------------------------------------------------------------
Richard E. Schmidt, Member of the Board                                Date



/S/JOHN T. SUBAK                                                  March 25, 1998
--------------------------------------------------------------------------------
John T. Subak, Member of the Board                                     Date

                         Report of Independent Auditors

The Board of Directors and Stockholders
Newport Corporation

We have audited the accompanying consolidated balance sheet of Newport Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Orange County, California

January 30, 1998, except
for Note 8, as to which the
date is February 26, 1998

                              NEWPORT CORPORATION

                         Consolidated Income Statement

(In thousands, except per share amounts)

                                                    Years Ended December 31,
                                                    ------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
Net sales                                        $132,594    $119,910    $101,961
Cost of sales                                      74,844      67,103      55,421
                                                 --------    --------    --------

Gross profit                                       57,750      52,807      46,540
Selling, general and administrative expense        35,825      36,741      34,441
Research and development expense                    9,490       8,204       6,765
                                                 --------    --------    --------

Income from operations                             12,435       7,862       5,334
Interest expense                                   (1,992)     (1,931)     (1,593)
Other income (expense), net                          (349)        477       1,137
                                                 --------    --------    --------

Income before income taxes                         10,094       6,408       4,878
Income tax provision                                3,030       1,705       1,003
                                                 --------    --------    --------

Net income                                       $  7,064    $  4,703    $  3,875
                                                 ========    ========    ========

Net income per share (1)
  Basic                                          $   0.80    $   0.54    $   0.47
  Diluted                                        $   0.77    $   0.52    $   0.45

Number of shares used to calculate net income
 per share
  Basic                                             8,865       8,700       8,270
  Diluted                                           9,179       8,984       8,521

Dividends per share                              $   0.04    $   0.04    $   0.04

 (1) Earnings per share for all periods prior to 1997 have been restated as necessary to conform with the requirements of SFAS No. 128, Earnings Per Share.

                            See accompanying notes.

                              NEWPORT CORPORATION

                          Consolidated Balance Sheet

(In thousands, except share data)

                                                                          December 31,
                                                                      ---------------------
                                                                        1997        1996
                                                                      --------    --------
ASSETS
Current assets:
 Cash and cash equivalents                                            $  7,456    $  3,375
 Customer receivables, net                                              23,372      23,418
 Other receivables                                                         979       2,075
 Inventories                                                            28,326      28,954
 Deferred tax assets                                                     3,256       3,004
 Other current assets                                                    2,065       1,703
                                                                      --------    --------

  Total current assets                                                  65,454      62,529
Investments and other assets                                             5,830       5,191
Property, plant and equipment, at cost, net                             22,994      24,045
Goodwill, net                                                           10,133      11,612
                                                                      --------    --------
                                                                      $104,411    $103,377
                                                                      ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $  6,082    $  8,128
 Accrued payroll and related expenses                                    5,855       4,879
 Taxes based on income                                                   2,056       1,373
 Current portion of long-term debt                                       2,380       1,236
 Other current liabilities                                               4,766       5,171
                                                                      --------    --------

  Total current liabilities                                             21,139      20,787
Long-term debt                                                          21,027      23,464
Other liabilities                                                        1,587       1,697
Commitments (Note 9)

Stockholders' equity:
 Common stock, $0.35 stated value, 20,000,000 shares authorized;
  8,951,000 shares issued and outstanding at December 31, 1997;
  8,890,000 shares at December 31, 1996                                  3,132       3,110
 Capital in excess of stated value                                       8,026       8,959
 Unamortized deferred compensation                                        (519)       (548)
 Unrealized translation loss                                            (5,036)     (2,442)
 Retained earnings                                                      55,055      48,350
                                                                      --------    --------

  Total stockholders' equity                                            60,658      57,429
                                                                      --------    --------
                                                                      $104,411    $103,377
                                                                      ========    ========

                            See accompanying notes.

                              NEWPORT CORPORATION

                     Consolidated Statement of Cash Flows

(In thousands)

                                                             Years Ended December 31,
                                                          ------------------------------
                                                           1997        1996       1995
                                                          -------    --------    -------
Operating activities:
  Net income                                              $ 7,064    $  4,703    $ 3,875
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           5,830       6,062      4,940
    Net gains from sales of investments                       --          --        (832)
    Increase in provision for losses on
     receivables, inventories and investments               1,906       1,226      1,940
    Deferred income taxes                                     194        (215)      (889)
    Other non-cash items, net                                 345         (84)       (94)
    Changes in operating assets and liabilities:
      Receivables                                          (1,269)     (2,841)       561
      Inventories                                          (2,051)     (6,596)    (2,492)
      Other current assets                                 (1,261)       (979)       232
      Other assets                                            (78)        --         --
      Accounts payable and other accrued expenses             925       2,106     (2,488)
      Taxes based on income                                   691         112        (50)
      Other, net                                                1        (108)       995
                                                          -------    --------    -------
Net cash provided by operating activities                  12,297       3,386      5,698
                                                          -------    --------    -------

Investing activities:
  Purchases of property, plant and equipment               (5,034)     (5,844)    (2,513)
  Disposition of property, plant and equipment                396         201         50
  Acquisition of business, net of cash acquired              (879)     (4,442)       --
  Proceeds from sales of investments
   and marketable securities                                  --          --       1,319
  Other, net                                                 (728)       (436)        97
                                                          -------    --------    -------
Net cash used in investing activities                      (6,245)    (10,521)    (1,047)
                                                          -------    --------    -------

Financing activities:
  Proceeds from debt placement                                --       21,605        --
  Decrease in long-term borrowings                           (790)    (13,237)    (7,371)
  Cash dividends paid                                        (357)       (351)      (312)
  Repurchase of common stock                               (3,996)        --         --
  Issuance of common stock under employee
   agreements including associated tax benefit              2,910       1,013      1,675
                                                          -------    --------    -------
Net cash provided by (used in) financing activities        (2,233)      9,030     (6,008)
                                                          -------    --------    -------

Effect of foreign exchange rate changes on cash               262         (44)      (133)
                                                          -------    --------    -------
Increase in cash and cash equivalents                       4,081       1,851      1,490
Cash and cash equivalents at beginning of year              3,375       1,524      3,014
                                                          -------    --------    -------
Cash and cash equivalents at end of year                  $ 7,456    $  3,375    $ 1,524
                                                          =======    ========    =======

                            See accompanying notes.

                              NEWPORT CORPORATION

                Consolidated Statement of Stockholders' Equity

(In thousands)

                                               Years Ended December 31,
                                               ------------------------
                                                1997      1996      1995
                                              -------    -------   -------
Common shares:
 Shares outstanding at beginning of year        8,890      8,699     8,441
 Issuance of common shares                        351        191       258
 Repurchase of common shares                     (290)       --        --
                                              -------    -------   -------
 Shares outstanding at end of year              8,951      8,890     8,699
                                              =======    =======   =======

Common stock:
 Balance at beginning of year                 $ 3,110    $ 3,045   $ 2,954
 Issuance of common stock                         117         49        80
 Grants of restricted stock, net                    7         16        11
 Repurchase of common stock                      (102)       --        --
                                              -------    -------   -------
 Balance at end of year                         3,132      3,110     3,045
                                              =======    =======   =======

Capital in excess of stated value:
 Balance at beginning of year                   8,959      7,609     5,771
 Issuance of common stock                       2,793        964     1,595
 Grants of restricted stock, net                  168        386       243
 Repurchase of common stock                    (3,894)       --        --
                                              -------    -------   -------
 Balance at end of year                         8,026      8,959     7,609
                                              =======    =======   =======

Unamortized deferred compensation:
 Balance at beginning of year                    (548)      (369)     (251)
 Grants of restricted stock, net                 (175)      (402)     (254)
 Amortization of deferred compensation            204        223       136
                                              -------    -------   -------
 Balance at end of year                          (519)      (548)     (369)
                                              =======    =======   =======

Unrealized gain on marketable securities:
 Balance at beginning of year                     --         --        343
 Change in unrealized gain                        --         --       (343)
                                              -------    -------   -------
 Balance at end of year                           --         --        --
                                              =======    =======   =======

Unrealized translation loss:
 Balance at beginning of year                  (2,442)    (1,773)   (2,778)
 Unrealized translation gain (loss)            (2,594)      (669)    1,005
                                              -------    -------   -------
 Balance at end of year                        (5,036)    (2,442)   (1,773)
                                              =======    =======   =======

Retained earnings:
 Balance at beginning of year                  48,350     44,175    40,612
 Dividends                                       (359)      (528)     (312)
 Net income                                     7,064      4,703     3,875
                                              -------    -------   -------
 Balance at end of year                        55,055     48,350    44,175
                                              =======    =======   =======

Total stockholders' equity                    $60,658    $57,429   $52,687
                                              =======    =======   =======

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

Depreciation and Amortization   Property, plant and equipment is depreciated on
a straight line basis over estimated useful lives of the assets ranging from three to thirty one years. In 1997 the Company changed the depreciation method for certain machinery and equipment from an accelerated method based on a declining balance formula to a straight line method to conform with the method used to depreciate its other machinery and equipment. The effect of this change on the Company's 1997 financial position, results of operations and cash flow was not material nor does the Company expect this change to have a material impact on future periods. Leasehold improvements are generally amortized over the term of the lease.

Advertising   The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of sales brochures and catalogs. The capitalized costs are amortized over estimated future benefit periods ranging from three months to two years. Advertising materials of $0.6 million and $0.5 million were reported as assets at December 31, 1997 and 1996, respectively. Advertising expense was $1.6 million, $1.7 million and $1.6 million for 1997, 1996 and 1995, respectively.

Net Income per Share   The Company has adopted Statement of Financial Accounting
Standards No. 128, Earnings Per Share (SFAS No. 128), which replaces the presentation of primary and fully diluted net income per share with basic and diluted net income per share. Basic net income per share is based on the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock, while diluted net income per share is based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods. All prior periods' earnings per share calculations have been restated in accordance with SFAS No. 128 (Note 12).

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

Intangible Assets   Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over its estimated useful life of fifteen to twenty years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. At December 31, 1997, accumulated amortization of intangible assets, principally goodwill, aggregated $3.5 million.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings (Note 11). Foreign exchange contracts totaled $5.6 million and $1.2 million at December 31, 1997 and December 31, 1996, respectively.

Stock Option Plans   Effective January 1, 1996, the Company adopted the
disclosure-only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and accordingly is continuing to account for its plans under previous accounting standards. Consequently, SFAS No. 123 did not have an impact on the Company's consolidated results of operations or financial position.

Pending Adoption of Statement of Financial Accounting Standards No. 131   In
June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with the filing of its Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS No. 131, but does expect that, while adoption of SFAS No. 131 may result in more reported segments than are currently reported, it will not have an impact on the Company's results of operations, financial position or cash flow

NOTE 2    ACQUISITIONS

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

On January 2, 1996, the Company acquired, for cash plus additional consideration based upon future operating profit, substantially all the assets and selected liabilities of MikroPrecision Instruments, Inc. ("MikroPrecision"), a manufacturer of precision equipment for high technology industries such as semiconductor and disk drive markets. The company is located in Plymouth, Minnesota, a suburb of Minneapolis, Minnesota. The acquisition was accounted for as a purchase. In 1997, the Company paid the seller $879,000 for total amounts due as additional consideration which has been recorded as additional goodwill. In connection with this acquisition the Company recorded goodwill totaling $4.7 million.

NOTE 3    CUSTOMER RECEIVABLES

Customer receivables consist of the following:


(In thousands)                              December 31,
                                          -----------------
                                           1997      1996
                                          -------   -------
Customer receivables                      $23,857   $23,942
Less allowance for doubtful accounts          485       524
                                          -------   -------
                                          $23,372   $23,418
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

Inventories consist of the following:

(In thousands)                              December 31,
                                       ----------------------
                                        1997           1996
                                       -------        -------
Raw materials and purchased parts      $10,161        $10,705
Work in process                          5,236          4,998
Finished goods                          12,929         13,251
                                       -------        -------
                                       $28,326        $28,954
                                       =======        =======

NOTE 5    INCOME TAXES

The provision for taxes based on income consists of the following:


(In thousands)      Years ended December 31,
                    -------------------------
                     1997     1996      1995
                    ------   ------    ------
Current:
  Federal           $2,329   $1,541    $  935
  State                321      200        85
  Foreign              293      179       303
Deferred:
  Federal               48     (214)       74
  State                 39        5        14
  Foreign              --        (6)     (408)
                    ------   ------    ------
                    $3,030   $1,705    $1,003
                    ======   ======    ======

The provision for taxes based on income differs from the amount obtained by applying the statutory tax rate as follows:

(In thousands)                                                      Years Ended December 31,
                                                                   --------------------------
                                                                    1997      1996      1995
                                                                   ------    ------    ------
Income tax provision at statutory rate                             $3,432    $2,179    $1,658
Increase (decrease) in taxes resulting from:
  Non deductible goodwill amortization                                153       201       191
  Foreign losses not benefited                                        107       167        90
  State income taxes, net of federal income tax benefit               238       136       135
  Utilization of foreign losses                                       (57)     (151)     (290)
  Reduction in valuation allowance                                    --       (217)     (408)
  Conversion of foreign subsidiaries to U.S. Partnerships             --       (276)      --
  Foreign Sales Corporation income                                   (734)     (283)     (156)
  Utilization of state NOL, net of federal income tax benefit         --        --       (105)
  Other, net                                                         (109)      (51)     (112)
                                                                   ------    ------    ------
                                                                   $3,030    $1,705    $1,003
                                                                   ======    ======    ======

Deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

In 1996 and 1995, the Company reduced the valuation allowance applicable to foreign net operating loss carryforwards by approximately $217,000 and $408,000, respectively, because of improvements in earnings of certain of its European subsidiaries.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheet, are as follows:

(In thousands)                                                  December 31,
                                                             ------------------
                                                              1997       1996
                                                             -------    -------
Deferred tax assets:
  Net operating loss carryforwards                           $ 9,629    $ 9,440
  Accruals not currently deductible for tax purposes           2,658      2,080
  Other                                                         (172)       154
  Valuation allowance                                         (8,859)    (8,670)
                                                             -------    -------
    Total deferred tax asset                                   3,256      3,004
                                                             -------    -------
Deferred tax liabilities:
  Accelerated depreciation methods used for tax purposes         796        851
  Other                                                          791        196
                                                             -------    -------
    Total deferred tax liability                               1,587      1,047
                                                             -------    -------
Net deferred tax asset                                       $ 1,669    $ 1,957
                                                             =======    =======

The Company has foreign net operating loss carryforwards totaling approximately $26.1 million at December 31, 1997, principally expiring in the years 2007 through 2011. For financial reporting purposes, a valuation allowance has been recorded primarily to offset the deferred tax asset related to foreign net operating loss carryforwards. Approximately $2.4 million of the valuation allowance will be allocated to reduce goodwill when realized. Approximately $0.1 million and $0.3 million of the valuation allowance realized was allocated to goodwill for 1996 and 1995, respectively. Net income taxes paid for 1997, 1996 and 1995 totaled $2.0 million, $1.8 million and $1.0 million, respectively.

NOTE 6   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:

(In thousands)                         December 31,
                                   -------------------
                                    1997        1996
                                   -------     -------
Land                               $ 1,954     $ 2,155
Buildings                           12,069      12,896
Leasehold improvements               8,381       8,462
Machinery and equipment             20,620      22,643
Office equipment                    10,074       9,734
                                   -------     -------
                                    53,098      55,890
Less accumulated depreciation       30,104      31,845
                                   -------     -------
                                   $22,994     $24,045
                                   =======     =======

NOTE 7    INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:

(In thousands)                  December 31,
                               ---------------
                                1997     1996
                               ------   ------
Nonmarketable investments      $4,169   $4,114
Other assets                    1,661    1,077
                               ------   ------
                               $5,830   $5,191
                               ======   ======

Nonmarketable investments consist primarily of investments in private companies, including a 25% interest in a U.S. supplier and a 29% interest in a company active in laser and electro-optical technology, stated at cost, adjusted for the Company's proportionate share of undistributed earnings. The Company made purchases of approximately $4.3 million, $4.5 million and $3.8 million from the U.S. supplier during 1997, 1996 and 1995, respectively.

Other assets consist primarily of capitalized software, patents and license agreements.

NOTE 8    LONG-TERM DEBT

Long-term debt consists of the following:

(Dollar amounts in thousands)                                          December 31,
                                                                     -----------------
                                                                      1997      1996
                                                                     -------   -------
Credit agreements:
  Prime, maturing December 1999                                      $   --    $   400
  PIBOR + 1.00%, maturing December 1999                                  258       213
Term notes:
  8.25% senior notes, maturing May 2004                               20,000    20,000
Capitalized lease obligations, payable in installments to 2005,
 in French francs                                                      1,938     2,552
Equipment loans                                                        1,211     1,535
                                                                     -------   -------
                                                                      23,407    24,700
Less current portion                                                   2,380     1,236
                                                                     -------   -------
                                                                     $21,027   $23,464
                                                                     =======   =======

During May 1996, the Company obtained $20.0 million of long-term financing from an insurance company. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004. Interest is payable semiannually and principal payments commence during November 1998.

At December 31, 1997, the Company had in place a $20.0 million unsecured line of credit with interest at prime, or LIBOR (London Interbank Offered Rate) plus 1.0% and an unused line fee of 25 basis points to support its domestic operation. In addition, a 10.0 million French franc ($1.7 million) unsecured line of credit with interest at PIBOR (Paris Interbank Offered Rate) plus 1.0% was in place to support the Company's European requirements. Both lines of credit were scheduled to mature on December 31, 1999. At December 31, 1997, there was no amount outstanding under the domestic unsecured line of credit with $18.2 million available after considering outstanding letters of credit. The amount outstanding under the Company's 10.0 million French franc ($1.7 million) European unsecured line of credit was 1.6 million French francs ($0.3 million).

In February 1998 the Company modified its bank credit agreement increasing its overall unsecured line of credit to $25.0 million to support the Company's worldwide operations replacing the previous $20.0 million domestic unsecured line of credit and 10.0 million French franc unsecured line of credit. This modified credit agreement retains the same interest rate (prime or LIBOR plus 1.0%) while reducing the unused line fee from 25 basis points to 20 basis points and extends the maturity of the line to December 31, 2000.

Capitalized lease obligations of 11.7 million French francs (approximately $1.9 million) relate to real estate and equipment located in France. The original cost of assets under capital leases at December 31, 1997 and 1996, was 19.1 million French francs (approximately $3.2 million at December 31, 1997). Accumulated amortization totaled 8.3 million French francs (approximately $1.4 million) and 7.5 million French francs (approximately $1.4 million) at December 31, 1997 and 1996, respectively. Required annual payments are as follows (In thousands):

                                  Capitalized
                                     Lease      Borrowings and
For years ending December 31,    Obligations     Term Notes
                                  -----------   --------------
1998                                $  430          $ 2,102
1999                                   433            3,340
2000                                   378            4,368
2001                                   324            5,162
2002                                   329            3,500
Thereafter                             614            2,997
                                    ------          -------
                                     2,508
Less interest                          570
                                    ------
                                    $1,938          $21,469
                                    ======          =======

Interest paid for 1997, 1996 and 1995, totaled $1.9 million, $1.6 million and $1.4 million, respectively.

NOTE 9    COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31 (In thousands):

1998            $2,418
1999             2,215
2000             2,057
2001             1,967
2002             1,953
Thereafter       7,289

The principal lease expires in 2007. Rental expense under all leases totaled $2.6 million for each of the 1997, 1996 and 1995 years.

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

The following table summarizes option plan and restricted stock activity for the years ended December 31, 1997, 1996 and 1995:

                                                           Under Plan               Weighted Average
                                Available     ------------------------------------   Exercise Price
                                for Option    Restricted                            of Option Shares
                                 or Award       Stock        Options       Total       Under Plan
                                ----------    ----------    ---------    ---------  ----------------
Balance, December 31, 1994         568,973        50,750    1,002,756    1,053,506         $7.13
Authorized                         175,246           --           --           --            --
Granted                           (361,475)       41,000      320,475      361,475          6.52
Exercised                              --        (10,000)    (155,520)    (165,520)         6.93
Forfeited                          157,446        (8,250)    (149,196)    (157,446)         7.73
                                  --------       -------    ---------    ---------
Balance, December 31, 1995         540,190        73,500    1,018,515    1,092,015         $6.93
Authorized                         177,793           --           --           --            --
Granted                           (376,000)       55,500      320,500      376,000          8.71
Exercised                              --        (22,250)     (64,585)     (86,835)         5.35
Forfeited                          120,939       (10,000)    (110,939)    (120,939)         8.24
                                  --------       -------    ---------    ---------
Balance, December 31, 1996         462,922        96,750    1,163,491    1,260,241          7.37
Authorized                         179,027           --           --           --            --
Granted                           (222,000)       20,500      201,500      222,000          8.90
Exercised                              --        (16,000)    (243,536)    (259,536)         7.35
Forfeited                           78,316           --       (78,316)     (78,316)         7.07
                                  --------       -------    ---------    ---------
Balance, December 31, 1997         498,265       101,250    1,061,959    1,163,209         $7.69
                                  ========       =======    =========    =========

The weighted average per share fair value of restricted stock granted during 1997 and 1996 was $8.76 and $8.59, respectively.

At December 31, 1996, options on 681,311 shares were exercisable with a weighted average exercise price of $6.86 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 1997 (Contractual life in years):

                                Options Outstanding               Options Exercisable
                     ------------------------------------------  ----------------------
                                   Weighted Average   Weighted                 Weighted
                                      Remaining       Average                   Average
     Range of           Number        Contractual      Exercise     Number     Exercise
  Exercise Prices    Outstanding         Life          Price     Exercisable    Price
------------------   -----------   ----------------   ---------  -----------   --------
    $2.40 -  5.75       206,725           4.0           4.65       198,975       4.61
     6.06 - 15.25       855,234           6.7           8.43       438,126       8.09
                      ---------                                    -------
                      1,061,959                                    637,101
                      =========                                    =======

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of

Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1997     1996
                                                 ------   ------
     Net income - reported                       $7,064   $4,703
     Net income - pro forma                      $6,707   $4,332

     Diluted earnings per share - reported       $ 0.77   $ 0.52
     Diluted earnings per share - pro forma      $ 0.73   $ 0.49

The fair value of each option grant in 1996 and 1997 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.33%; expected annual volatility of 34.00%; risk-free interest rate of 6.36%; expected lives of 5 years; and expected turnover rate of 12.90%. The weighted average per share fair value of options granted in 1997 and 1996 was $3.56 and $4.26, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company and selected subsidiaries with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2005. An aggregate of 650,000 shares of common stock is available for purchase under the Purchase Plan. There were 87,662 and 79,869 shares issued under the Purchase Plan during 1997 and 1996, respectively.

NOTE 11    OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:


(In thousands)                         Years ended December 31,
                                       ------------------------
                                        1997     1996     1995
                                       -----     ----    ------
Interest and dividend income           $ 210     $105    $   95
Exchange gains/(losses), net            (497)      27         8
Gains on sale of investments, net         14      --        832
Other                                    (76)     345       202
                                       -----     ----    ------
                                       $(349)    $477    $1,137
                                       =====     ====    ======

Marketable securities, which consisted of a publicly traded company's stock, were sold in 1995. Gross sale proceeds were $0.9 million in 1995. Realized gains and losses on sale of these securities are based on the difference between the selling price and historical cost. Realized gains of $0.8 million for 1995 are reflected in gains on sale of investments.

NOTE 12    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

(In thousands, except per share amounts)   Years ended December 31,
                                           ------------------------
                                             1997    1996    1995
                                             ----    ----    ----
Numerator:
 Net income                                 $7,064  $4,703  $3,875

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares            8,865   8,700   8,270

 Effect of dilutive securities:
  Employee stock options                       252     225     198
  Restricted stock                              62      59      53
                                            ------  ------  ------
 Dilutive potential common shares              314     284     251
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions            9,179   8,984   8,521
                                            ======  ======  ======

Basic earnings per share                    $ 0.80  $ 0.54  $ 0.47
Diluted earnings per share                  $ 0.77  $ 0.52  $ 0.45

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

Information concerning the Company's operations by geographic segment is as follows:

(In thousands)                                                     Years Ended December 31,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                --------    --------    --------
Sales to unaffiliated customers:
United States                                                   $103,066    $ 86,217    $ 64,769
Europe                                                            26,983      31,700      35,087
Other areas                                                        2,545       1,993       2,105
                                                                --------    --------    --------
                                                                $132,594    $119,910    $101,961
                                                                ========    ========    ========
Sales between geographic areas (based on invoiced prices):
United States                                                   $ 10,890    $  8,428    $  7,233
Europe                                                             7,014       7,960      11,489
Intercompany eliminations                                        (17,904)    (16,388)    (18,722)
                                                                --------    --------    --------
                                                                $    --     $    --     $    --
                                                                ========    ========    ========
Income (loss) before taxes:
United States                                                   $ 11,814    $  6,960    $  4,215
Europe                                                            (1,643)       (540)        735
Other areas                                                          267         (52)        (46)
Intercompany eliminations                                           (344)         40         (26)
                                                                --------    --------    --------
                                                                $ 10,094    $  6,408    $  4,878
                                                                ========    ========    ========
Assets:
United States                                                   $129,183    $116,428    $ 94,376
Europe                                                            33,260      37,958      40,160
Other areas                                                        1,108         978         770
Intercompany eliminations                                        (59,140)    (51,987)    (51,358)
                                                                --------    --------    --------
                                                                $104,411    $103,377    $ 83,948
                                                                ========    ========    ========

The Company's manufacturing facilities are located in the United States and France. United States revenues include exports to unaffiliated customers totaling $17.1 million, $16.4 million and $9.3 million for 1997, 1996 and 1995, respectively.

NOTE 14    DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate and contribute in this plan. Contributions to the plan are determined based on a percentage of contributing employees' compensation.

Expense recognized for the plan totaled $1.0 million, $0.9 million and $0.8 million for 1997, 1996 and 1995, respectively.

NOTE 15    SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

                                                         Diluted Net    Dividends     High        Low
                              Net      Gross     Net     Income Per        Per       Share       Share
Three months ended           Sales    Profit    Income    Share (1)       Share      Price       Price
-------------------------   -------   -------   ------   -----------    ---------   -------    ---------
   December 31, 1997        $36,983   $16,325   $2,570       $0.28         $0.02    $17 1/2    $13 13/16
   September 30, 1997        32,699    13,965    1,769        0.19            --     16         11 1/8
   June 30, 1997             31,861    13,941    1,465        0.16          0.02     12 1/4      8 1/4
   March 31, 1997            31,051    13,519    1,260        0.14            --      9 1/2      8 1/2

   December 31, 1996        $32,580   $14,794   $1,669       $0.19         $0.02    $ 9 3/8    $ 8
   September 30, 1996        29,235    12,708    1,116        0.12            --      9 7/8      7 3/8
   June 30, 1996             30,116    13,017      976        0.11          0.02     10 1/2      8 3/4
   March 31, 1996            27,979    12,288      942        0.11            --      9 1/4      7 1/2

(1) Diluted net income per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net income per share reported for the year. Earnings per share for all periods prior to 1997 have been restated as necessary to conform with the requirements of SFAS No. 128, Earnings Per Share.

                              NEWPORT CORPORATION
                                  Schedule II
                        Consolidated Valuation Accounts

(In thousands)

                                        Balance at      Additions                                            Balance
                                        Beginning    Charged to Costs                     Other Charges      at End
             Description                of Period      and Expenses     Write-Offs (1)   Add (Deduct) (2)   of Period
-------------------------------------   ----------   ----------------   --------------   ----------------   ---------
Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts             $  524        $  134           $  (122)            $ (51)        $  485
Reserve for inventory obsolescence           4,065         1,772            (1,401)             (317)         4,119
Reserve on investments                         380           --                --                --             380
                                            ------        ------           -------             -----         ------
Total                                       $4,969        $1,906           $(1,523)            $(368)        $4,984
                                            ======        ======           =======             =====         ======
Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts             $  537        $   62           $   (59)            $ (16)        $  524
Reserve for inventory obsolescence           3,295         1,164              (290)             (104)         4,065
Reserve on investments                         457           --                (77)              --             380
                                            ------        ------           -------             -----         ------
Total                                       $4,289        $1,226           $  (426)            $(120)        $4,969
                                            ======        ======           =======             =====         ======
Year ended December 31, 1995:
Deducted from asset accounts:
Allowance for doubtful accounts             $  460        $  190           $  (138)            $  25         $  537
Reserve for inventory obsolescence           3,380         1,750            (1,984)              149          3,295
Reserve on investments                         457           --                --                --             457
                                            ------        ------           -------             -----         ------
Total                                       $4,297        $1,940           $(2,122)            $ 174         $4,289
                                            ======        ======           =======             =====         ======

(1)  Amounts are net of recoveries.

(2) Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, and certain reclassifications between balance sheet accounts.

                              NEWPORT CORPORATION

                                   FORM 10-K
                                 Exhibit Index


Exhibit 10.4      Employee Stock Purchase Plan As Amended

Exhibit 10.14     Consulting Agreement with Richard E. Schmidt

Exhibit 10.15     Credit Agreement dated February 26, 1998

Exhibit 21        Subsidiaries of Registrant

Exhibit 23        Consent of Ernst & Young LLP, Independent Auditors

Exhibit 27        Financial Data Schedule (Article 5 of Regulation S-X)