Form 10-Q
period 1998-03-31
NEWPORT CORP
filed 1998-05-12
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number  0-1649
                                                ------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Nevada                              94-0849175
--------------------------------------------------------------------------------
        (State or other Jurisdiction                (IRS Employer
      of incorporation or organization)          Identification No.)

        1791 Deere Avenue, Irvine, CA                    92606
--------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code  (949) 863-3144
                                                          --------------
                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [X]  No  [_]

The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998, was 9,149,496.

                                 Page 1 of 12
                Exhibit Index on Sequentially Numbered Page 12

                              NEWPORT CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                       Page Number


Item 1:  Financial Statements:

         Consolidated Statement of Income and Condensed
          Consolidated Statement of Stockholders' Equity for
          the Three Months ended March 31, 1998 and 1997.                 3

         Consolidated Balance Sheet at March 31, 1998 and
          December 31, 1997.                                              4

         Consolidated Statement of Cash Flows for the Three
          Months ended March 31, 1998 and 1997.                           5

         Notes to Condensed Consolidated Financial Statements.          6-8

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                         9-12

PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.                               12

SIGNATURE                                                                12

                              NEWPORT CORPORATION
                     Consolidated Statement of Income and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)                     Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                              1998        1997
                                                            --------    --------

Net sales                                                   $33,663     $31,051
Cost of sales                                                19,183      17,532
                                                            -------     -------

Gross profit                                                 14,480      13,519
Selling, general and administrative expense                   8,312       8,766
Research and development expense                              2,772       2,124
                                                            -------     -------

Income from operations                                        3,396       2,629
Interest expense                                               (508)       (510)
Other income (expense), net                                      63        (210)
                                                            -------     -------

Income before income taxes                                    2,951       1,909
Income tax provision                                            945         649
                                                            -------     -------

Net income                                                  $ 2,006     $ 1,260
                                                            =======     =======

Net income per share
 Basic                                                      $  0.22     $  0.14
 Diluted                                                    $  0.21     $  0.14

Number of shares used to calculate net income per share

 Basic                                                        8,919       8,811
 Diluted                                                      9,377       9,079

Stockholders' equity, beginning of period                   $60,658     $57,429
Net income                                                    2,006       1,260
Unrealized translation loss                                    (455)     (1,541)
Unamortized deferred compensation                              (207)       (124)
Repurchase of common stock                                        -        (225)
Issuance of common stock                                      1,734         433
                                                            -------     -------

Stockholders' equity, end of period                         $63,736     $57,232
                                                            =======     =======

                             See accompanying notes

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet

(Dollars in thousands, except per share amounts)
                                                     March 31,    December 31,
                                                       1998           1997
                                                    -----------   ------------
ASSETS                                              (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 10,369      $  7,456
  Customer receivables, net                             23,505        23,372
  Other receivables                                      1,232           979
  Inventories                                           29,498        28,326
  Deferred tax assets                                    3,231         3,256
  Other current assets                                   2,110         2,065
                                                      --------      --------

    Total current assets                                69,945        65,454

Investments and other assets                             5,428         5,830
Property, plant and equipment, at cost, net             21,118        22,994
Goodwill, net                                            9,824        10,133
                                                      --------      --------

                                                      $106,315      $104,411
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  6,811      $  6,082
  Accrued payroll and related expenses                   5,074         5,855
  Taxes based on income                                  1,540         2,056
  Current portion of long-term debt                      2,989         2,380
  Other accrued liabilities                              3,754         4,766
                                                      --------      --------

    Total current liabilities                           20,168        21,139

Long-term debt                                          20,824        21,027
Other liabilities                                        1,587         1,587
Commitments and contingencies

Stockholders' equity:
  Common stock, $.35 stated value, 20,000,000
   shares authorized; 9,149,000 shares issued
   and outstanding at March 31, 1998;
   8,951,000 shares at December 31, 1997                 3,195         3,132
  Capital in excess of stated value                      9,697         8,026
  Unamortized deferred compensation                       (726)         (519)
  Unrealized translation loss                           (5,491)       (5,036)
  Retained earnings                                     57,061        55,055
                                                      --------      --------

Total stockholders' equity                              63,736        60,658
                                                      --------      --------
                                                      $106,315      $104,411
                                                      ========      ========

                            See accompanying notes

                              NEWPORT CORPORATION
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

(In thousands)
                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998        1997
                                                          ---------   ---------
Operating activities:
 Net income                                                $ 2,006     $ 1,260
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            1,608       1,371
    Increase in provision for losses
     on receivables and inventories                            396         362
    Other non-cash items, net                                   59          (4)
    Changes in operating assets and liabilities:
     Receivables                                              (556)       (410)
     Inventories                                            (1,736)       (381)
     Other current assets                                     (318)       (430)
     Other assets                                              360         430
     Accounts payable and other accrued expenses              (644)     (2,885)
     Taxes based on income                                    (515)        530
                                                           -------     -------
Net cash provided by (used in) operating activities            660        (157)
                                                           -------     -------

Investing activities:
 Purchases of property, plant and equipment, net            (1,396)     (1,243)
 Disposition of property, plant and equipment, net           1,857          37
 Acquisition of businesses, net of cash acquired                -         (879)
 Other, net                                                     12         (86)
                                                           -------     -------
Net cash provided by (used in) investing activities            473      (2,171)
                                                           -------     -------

Financing activities:
 Increase in short-term borrowings                             651         508
 Decrease in long-term borrowings                             (157)       (156)
 Cash dividends paid                                          (180)       (177)
 Repurchase of common stock                                     -         (225)
 Issuance of common stock under employee
  agreements, including associated tax benefit               1,467         257
                                                           -------     -------
Net cash provided by financing activities                    1,781         207
                                                           -------     -------

Effect of foreign exchange rate changes on cash                 (1)        196
                                                           -------     -------
Net increase (decrease) in cash and cash equivalents         2,913      (1,925)
Cash and cash equivalents at beginning of period             7,456       3,375
                                                           -------     -------
Cash and cash equivalents at end of period                 $10,369     $ 1,450
                                                           =======     =======

Cash paid in the period for:
 Interest                                                  $    51     $    47
 Taxes                                                       1,103         133

                            See accompanying notes

                              NEWPORT CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1998
                                  (Unaudited)

1.  Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Net Income per Share

Net income per share for all periods have been presented and, where necessary, restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income per share is based on the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock, while diluted net income per share is based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.5 million and $5.6 million at March 31, 1998, and December 31, 1997, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1998
                                  (Unaudited)

Adoption of Statement of Financial Accounting Standards No. 130

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
     (In thousands)                                    1998            1997
                                                   ------------    ------------
     Net income                                       $2,006         $ 1,260
     Unrealized translation loss                        (455)         (1,541)
                                                      ------         -------
     Comprehensive income (loss)                      $1,551         $  (281)
                                                      ======         =======

Pending Adoption of Statement of Financial Accounting Standards No. 131

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements effective with the filing of its Annual Report on Form 10-K for the year ended December 31, 1998. Management has not completed its review of SFAS No. 131, but does expect that, while adoption of SFAS. 131 may result in more reported segments than are currently reported, it will not have an impact on the Company's results of operations, financial position or cash flow.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1998
                                  (Unaudited)

2.  Customer Receivables

Customer receivables consist of the following:

                                                   March 31,   December 31,
     (In thousands)                                  1998          1997
                                                   ---------   ------------

     Customer receivables                           $23,986       $23,857
     Less allowance for doubtful accounts               481           485
                                                    -------       -------
                                                    $23,505       $23,372
                                                    =======       =======

3.  Inventories

                                                   March 31,   December 31,
     (In thousands)                                  1998          1997
                                                   ---------   ------------
     Raw materials and purchased parts              $10,794       $10,161
     Work in process                                  5,466         5,236
     Finished goods                                  13,238        12,929
                                                    -------       -------
                                                    $29,498       $28,326
                                                    =======       =======

4.  Property, Plant and Equipment

Property plant and equipment consist of the following:

                                                   March 31,   December 31,
     (In thousands)                                  1998          1997
                                                   ---------   ------------
     Land                                           $ 1,188       $ 1,954
     Buildings                                        7,039        12,069
     Leasehold improvements                           8,385         8,381
     Machinery and equipment                         21,157        20,620
     Office equipment                                10,237        12,929
                                                    -------       -------
                                                     48,006        53,098
     Less accumulated depreciation                   26,888        30,104
                                                    -------       -------
                                                    $21,118       $22,994
                                                    =======       =======

5.  Other Income (Expense), Net

Other income (expense), net, consists of the following:

                                                   Three Months Ended March 31,
                                                   ----------------------------
     (In thousands)                                    1998            1997
                                                   -------------   ------------
     Interest and dividend income                      $ 86           $  44
     Exchange gains (losses), net                       (44)           (293)
     Other                                               21              39
                                                       ----           -----
                                                       $ 63           $(210)
                                                       ====           =====

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
             Three Months Ended March 31, 1998 and March 31, 1997

                               INTRODUCTORY NOTE

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income,
(iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on the Company's competitive position in international markets and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although, the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The following is management's discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 1998, with the three-month period ended March 31, 1997. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
             Three Months Ended March 31, 1998 and March 31, 1997

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS

                                                             Period-to-Period
                          Percentage of Net Sales           Increase (Decrease)
                          -----------------------           ------------------
                            Three months ended              Three months ended
                                  March 31,                       March 31,
                              1998      1997                        1998
                              ----      ----                        ----
Net Sales                     100.0%    100.0%                        8.4%
Cost of sales                  57.0      56.5                         9.4
                              -----     -----
  Gross profit                 43.0      43.5                         7.1
Selling, general and
  administrative expense       24.7      28.2                        (5.2)
Research and
  development expense           8.2       6.8                        30.5
                              -----     -----
  Income from operations       10.1       8.5                        29.2
Interest expense               (1.5)     (1.6)                       (0.4)
Other income (expense), net     0.2      (0.7)                     (130.0)
Income taxes                   (2.8)     (2.1)                       45.6
                              -----     -----
   Net income                   6.0       4.1                        59.2
                              =====     =====

NET SALES

Net sales were $33.7 million for the three-month period ended March 31, 1998, an increase of 8.4% from $31.1 million for the three-month period ended March 31, 1997. The increase is principally attributable to growth in the domestic market where sales rose $2.8 million, offset in part by lower international sales. Growth in the Company's targeted markets was fueled by increases in the fiber optic communications and semiconductor test equipment markets, where sales advanced 29.5% over a year ago. This increase offset weakness in sales to the computer peripherals market, where sales declined 5.5%.

The Company's domestic sales totaled $21.9 million for the three-month period ended March 31, 1998, compared with $19.1 million for the three months ended March 31, 1997, an increase of 14.7%. Consistent with total Company sales, domestic growth was driven by increased sales to the fiber optic communications and semiconductor markets, offset in part by lower sales to the computer peripherals market.

The Company's international sales totaled $11.8 million for the three-month period ended March 31, 1998, compared with $12.0 million for the three months ended March 31, 1997, a decrease of 1.7%. While European sales grew by 2%, they were constrained by the negative effect of currency translation against the stronger U.S. dollar. That impact reduced the growth, when measured in dollars, by $0.6 million for the quarter. Excluding the impact of currency translation, sales in the European markets grew $0.8 million, or 10.8%, most notably in France, Germany and the U.K. This local currency performance measurement reflects the positive effect of Newport's increased focus on its targeted markets.

U.S. and European order rates for the first quarter increased 22.9% and 5.3%, respectively, over the prior year period. Excluding the impact of currency translation, orders in the European markets grew 14.4%. The increase in domestic orders was fueled by a $4.0 million order with a customer for the Company's precision motion systems. Orders from customers in the Company's targeted markets increased 41.0%, reflecting a favorable book-to-bill ratio for each of the three targeted markets.

Overall, management anticipates that net sales in 1998 will increase over 1997; however, such growth is dependent on many factors, including economic uncertainty in Asia which may partially offset anticipated sales growth in other geographic markets, and cannot be assured.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
             Three Months Ended March 31, 1998 and March 31, 1997



GROSS PROFIT

Gross profit increased 7.1% on a sales increase of 8.4% for the three-month period ended March 31, 1998, compared with the three-month period ended March 31, 1997. However, the gross margin (gross profit as a percentage of sales) decreased 0.5% to 43.0% for the three-month period ended March 31, 1998, compared with 43.5% for the three-month period ended March 31, 1997. The decline in gross margin was primarily attributable to the increase in sales to OEM customers in the Company's targeted markets, which generally have a lower margin than sales to end user customers. However, management anticipates that the Company's overall gross margin will improve in 1998 as a result of an overall increase in sales volume and continued productivity improvements Company-wide.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1998, decreased 5.2% compared with the three-month period ended March 31, 1997. As a percentage of sales, SG&A expenses were 24.7%, compared with 28.2% for the prior year period. The decrease in SG&A expenses is primarily due to a favorable exchange rate effect and reduced sales and marketing expenses in Europe that resulted from changes made in 1997 to the European sales organization.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses for the three-month period ended March 31, 1998, increased 30.5% compared with the three-month period ended March 31, 1997. As a percentage of sales, R&D expenses were 8.2% versus 6.8% a year ago. The increase in expenses is in line with management's commitment to continued product development and enhancement of existing products.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET

Interest expense totaled %0.5 million for both the three-month periods ended March 31, 1998 and 1997. Other income (expense), net was a $0.1 million gain for the three-month period ended March 31, 1998, versus a $0.2 million loss for the corresponding 1997 period. This change was primarily attributable to the minimal foreign exchange loss realized in the first three months of 1998 compared with a $0.3 million foreign exchange loss in the prior year period.

PROVISION FOR TAXES

The effective tax rates for the quarters ended March 31, 1998 and 1997 were 32.0% and 34.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $0.7 million for the three-month period ended March 31, 1998 was principally attributable to the Company's net income ($2.0 million) and non-cash items, primarily depreciation and amortization ($1.6 million), provision for losses on receivables and inventory ($0.4 million) and other non-cash items ($0.1 million), offset in part by changes in operating assets and liabilities, principally inventories, receivables, taxes and accounts payable and accrued expenses ($3.4 million).

Net cash provided by investing activities of $0.5 million for the three-month period ended March 31, 1998, was principally attributable to the Company's sale of property for net proceeds of $1.8 million offset in part by the Company's purchases of property, plant and equipment.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
             Three Months Ended March 31, 1998 and March 31, 1997

Net cash provided by financing activities of $1.8 million for the three-month period ended March 31, 1998, was principally attributable to the increase in borrowings and issuance of common stock in connection with stock option and purchase plans, partially offset by dividend payments.

In February 1998, the Company's board of directors authorized the repurchase of an additional 350,000 shares under the Company's share repurchase program which commenced in April 1997. This brings the total number of shares authorized for repurchase to 640,000. The 290,000 shares originally authorized for repurchase were repurchased in 1997.

In February 1998, the Company modified its bank credit agreement increasing its overall unsecured line of credit to $25.0 million to support the Company's worldwide operations. This modified credit agreement has an interest rate of prime or LIBOR plus 1.0%, an unused line fee of 20 basis points and matures at December 31, 2000.

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

Dated: May 12, 1998


                               By: /S/ROBERT C. HEWITT
                                   -------------------------------------
                                   Robert C. Hewitt, Principal Financial
                                   Officer, duly authorized to sign on
                                   behalf of the Registrant