Form 10-Q
period 1998-06-30
NEWPORT CORP
filed 1998-08-03
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 1998
                                               -------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

                     Commission File Number          0-1649
                                            ------------------

                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                                    94-0849175
--------------------------------------------------------------------------------
      (State or other Jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification No.)

      1791 Deere Avenue, Irvine, CA                         92606
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code    (949) 863-3144
                                                        --------------------

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

                              Yes  [X]    No  [_]

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998, was 9,112,310.

                                 Page 1 of 13
                Exhibit Index on Sequentially Numbered Page 12

                              NEWPORT CORPORATION

                                     INDEX


PART I. FINANCIAL INFORMATION                                        Page Number

Item 1:  Financial Statements:

         Consolidated Statement of Income and Condensed
          Consolidated Statement of Stockholders' Equity for
          the Three and Six Months ended June 30, 1998 and 1997.            3

         Consolidated Balance Sheet at June 30, 1998 and
          December 31, 1997.                                                4

         Consolidated Statement of Cash Flows for the Three and Six
          Months ended June 30, 1998 and 1997.                              5

         Notes to Condensed Consolidated Financial Statements.            6-8

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                           9-12

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.              12

Item 6:  Exhibits and Reports on Form 8-K.                                 12

SIGNATURE                                                                  12

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except                         Three Months Ended      Six Months Ended
per share amounts)                                 June 30,               June 30,
                                             --------------------   --------------------
                                               1998        1997       1998       1997
                                             ---------   --------   --------   ---------

Net sales                                     $33,833    $31,861    $67,496     $62,912
Cost of sales                                  18,670     17,920     37,853      35,452
                                              -------    -------    -------     -------

Gross profit                                   15,163     13,941     29,643      27,460
Selling, general and administrative expense     8,419      8,827     16,731      17,593
Research and development expense                3,180      2,341      5,952       4,465
                                              -------    -------    -------     -------

Income from operations                          3,564      2,773      6,960       5,402
Interest expense                                 (485)      (494)      (993)     (1,004)
Other income (expense), net                       139        (59)       202        (269)
                                              -------    -------    -------     -------

Income before income taxes                      3,218      2,220      6,169       4,129
Income tax provision                            1,029        755      1,974       1,404
                                              -------    -------    -------     -------

Net income                                    $ 2,189    $ 1,465    $ 4,195     $ 2,725
                                              =======    =======    =======     =======

Net income per share
  Basic                                       $  0.24    $  0.17    $  0.47     $  0.31
  Diluted                                     $  0.23    $  0.16    $  0.44     $  0.30

Number of shares used to calculate net
 income per share

  Basic                                         9,032      8,834      8,978       8,822
  Diluted                                       9,497      9,088      9,441       9,084

Stockholders' equity, beginning of period     $63,736    $57,232    $60,658     $57,429
Net income                                      2,189      1,465      4,195       2,725
Dividends                                        (183)      (179)      (183)       (179)
Unrealized translation gain (loss)                328       (624)      (127)     (2,165)
Unamortized deferred compensation                  59         51       (148)        (73)
Repurchase of common stock                     (1,387)    (1,118)    (1,387)     (1,343)
Issuance of common stock                          751      1,335      2,485       1,768
                                              -------    -------    -------     -------

Stockholders' equity, end of period           $65,493    $58,162    $65,493     $58,162
                                              =======    =======    =======     =======

                            See accompanying notes

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet

(Dollars in thousands, except per share amounts)
                                                        June 30,    December 31,
                                                          1998          1997
                                                       -----------  ------------
ASSETS                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                               $ 10,795     $  7,456
 Customer receivables, net                                 21,570       23,372
 Other receivables                                            822          979
 Inventories                                               30,622       28,326
 Deferred tax assets                                        3,248        3,256
 Other current assets                                       2,307        2,065
                                                         --------     --------

  Total current assets                                     69,364       65,454

Investments and other assets                                4,838        5,830
Property, plant and equipment, at cost, net                21,526       22,994
Goodwill, net                                               9,727       10,133
                                                         --------     --------

                                                         $105,455     $104,411
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $  5,750     $  6,082
 Accrued payroll and related expenses                       4,666        5,855
 Taxes based on income                                      2,096        2,056
 Current portion of long-term debt                          1,869        2,380
 Other accrued liabilities                                  3,323        4,766
                                                         --------     --------

  Total current liabilities                                17,704       21,139

Long-term debt                                             20,673       21,027
Other liabilities                                           1,585        1,587
Commitments and contingencies

Stockholders' equity:
 Common stock, $.35 stated value, 20,000,000 shares
  authorized; 9,112,000 shares issued and
  outstanding at June 30, 1998; 8,951,000 shares at
  December 31, 1997                                         3,189        3,132
 Capital in excess of stated value                          9,067        8,026
 Unamortized deferred compensation                           (667)        (519)
 Unrealized translation loss                               (5,163)      (5,036)
 Retained earnings                                         59,067       55,055
                                                         --------     --------

Total stockholders' equity                                 65,493       60,658
                                                         --------     --------
                                                         $105,455     $104,411
                                                         ========     ========

                            See accompanying notes

                              NEWPORT CORPORATION
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

(In thousands)
                                                           Six Months Ended
                                                                June 30
                                                         --------------------
                                                           1998       1997
                                                         --------   ---------
Operating activities:
 Net income                                              $ 4,195     $ 2,725
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          3,083       2,813
    Increase in provision for losses
     on receivables and inventories                          894         994
    Deferred income taxes                                      -         (20)
    Other non-cash items, net                               (222)         24
    Changes in operating assets and liabilities:
     Receivables                                           1,873       1,365
     Inventories                                          (3,229)     (1,121)
     Other current assets                                   (705)       (581)
     Other assets                                            320         356
     Accounts payable and other accrued expenses          (2,925)     (2,211)
     Taxes based on income                                    41         (42)
     Other, net                                               (1)          1
                                                         -------     -------
Net cash provided by operating activities                  3,324       4,303
                                                         -------     -------

Investing activities:
 Purchases of property, plant and equipment, net          (2,946)     (2,493)
 Disposition of property, plant and equipment, net         2,395         282
 Acquisition of businesses, net of cash acquired               -        (879)
 Proceeds from sale of investment                            720           -
 Other, net                                                   31        (157)
                                                         -------     -------
Net cash provided by (used in) investing activities          200      (3,247)
                                                         -------     -------

Financing activities:
 Decrease in short-term borrowings                          (493)       (279)
 Decrease in long-term borrowings                           (346)       (320)
 Cash dividends paid                                        (180)       (177)
 Repurchase of common stock                               (1,387)     (1,343)
 Issuance of common stock under employee
  agreements, including associated tax benefit             2,217       1,593
                                                         -------     -------
Net cash used in financing activities                       (189)       (526)
                                                         -------     -------

Effect of foreign exchange rate changes on cash                4         212
                                                         -------     -------
Net increase in cash and cash equivalents                  3,339         742
Cash and cash equivalents at beginning of period           7,456       3,375
                                                         -------     -------
Cash and cash equivalents at end of period               $10,795     $ 4,117
                                                         =======     =======

Cash paid in the period for:
 Interest                                                $ 1,004     $ 1,025
 Taxes                                                     1,293       1,437

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)

1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.3 million and $5.6 million at June 30, 1998, and December 31, 1997, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


Adoption of Statement of Financial Accounting Standards No. 130

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income, net of related tax, are as follows:

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                          --------             ---------
(In thousands)                        1998       1997       1998       1997
                                     -------   ---------   -------   --------

Net Income                            $2,189      $1,465    $4,195    $ 2,725
Unrealized translation gain (loss)       328        (624)     (127)    (2,165)
                                      ------      ------    ------    -------
Comprehensive income                  $2,517      $  841    $4,068    $   560
                                      ======      ======    ======    =======

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

2. Customer Receivables

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

                                               June 30,   December 31,
     (In thousands)                              1998        1997
                                               --------   ------------

     Customer receivables                       $22,026        $23,857
     Less allowance for doubtful accounts           456            485
                                                -------        -------
                                                $21,570        $23,372
                                                =======        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)

3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                         June 30,   December 31,
           (In thousands)                                  1998        1997
                                                         --------   -----------
           Raw materials and purchased parts              $11,384       $10,161
           Work in process                                  5,760         5,236
           Finished goods                                  13,478        12,929
                                                          -------       -------
                                                          $30,622       $28,326
                                                          =======       =======

4. Property, Plant and Equipment

Property plant and equipment consist of the following:
                                                         June 30,   December 31,
 (In thousands)                                            1998        1997
                                                         --------   -----------
           Land                                           $ 1,188       $ 1,954
           Buildings                                        6,665        12,069
           Leasehold improvements                           8,318         8,381
           Machinery and equipment                         21,714        20,620
           Office equipment                                10,975        10,074
                                                          -------       -------
                                                           48,860        53,098
           Less accumulated depreciation                   27,334        30,104
                                                          -------       -------
                                                          $21,526       $22,994
                                                          =======       =======

5. Other Income (Expense), Net

Other income (expense), net, consists of the following:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------     ----------------
(In thousands)                            1998      1997        1998      1997
                                        --------  --------     ------    ------
Interest and dividend income                $126      $ 25      $ 212     $  69
Exchange losses, net                         (87)      (63)      (131)     (356)
Gains on sales of investments, net           134         -        134         -
Other                                        (34)      (21)       (13)       18
                                            ----      ----      -----     -----
                                            $139      $(59)     $ 202     $(269)
                                            ====      ====      =====     =====

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (Unaudited)


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

The following is management's discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 1998, with the three- and six-month periods ended June 30, 1997. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1998 and 1997


                             RESULTS OF OPERATIONS

FINANCIAL ANALYSIS                                                                Period-to-Period
                                                                                 Increase (decrease)
                                                                                 -------------------
                                            Percentage of Net Sales               Three        Six
                                            -----------------------               Months      Months
                                  Three Months Ended       Six Months Ended       Ended       Ended
                                  June 30,   June 30,      June 30,  June 30,    June 30,    June 30,
                                   1998       1997          1998       1997        1998        1998
                                  -------    -------       -------   -------     -------     -------
Net sales                           100.0%     100.0%        100.0%    100.0%        6.2%        7.3%
Cost of sales                        55.2       56.2          56.1      56.4         4.2         6.8
                                    -----      -----         -----     -----
     Gross margin                    44.8       43.8          43.9      43.6         8.8         7.9
Selling, general and
    administrative expense           24.9       27.7          24.8      28.0        (4.6)       (4.9)
Research and
    development expense               9.4        7.4           8.8       7.0        35.8        33.3
                                    -----      -----         -----     -----
     Income from operations          10.5        8.7          10.3       8.6        28.5        28.8
Interest expense                     (1.4)      (1.5)         (1.5)     (1.6)       (1.8)       (1.1)
Other income (expense), net           0.4       (0.2)          0.3      (0.4)          -           -
Income taxes                         (3.0)      (2.4)         (2.9)     (2.2)       36.3        40.6
     Net income                       6.5%       4.6%          6.2%      4.3%       49.4        53.9
                                    =====      =====         =====     =====

NET SALES

Net sales for the three- and six-month periods ended June 30, 1998 were $33.8 million and $67.5 million, respectively, compared with $31.9 million and $62.9 million for the three- and six-month periods ended June 30, 1997, increasing 6.2% and 7.3% over the respective prior year periods. Increases for the three- and six-month periods were attributable to the strength of the U.S. market, with domestic sales increasing $2.7 million and $5.6 million, respectively, offsetting lower international sales in both periods. Versus the prior year quarter, sales to the fiber optic communications market grew 78.9%, while sales to the semiconductor and computer peripherals markets declined 2.3% and 26.4%, respectively. For the six-month period, sales to the fiber optic communications and semiconductor markets grew 55.9% and 11.4%, respectively, over the corresponding 1997 period, offsetting a 16.6% decline in sales to the computer peripherals market during the same period.

The Company's domestic sales totaled $23.8 million and $45.7 million for the three- and six-month periods ended June 30, 1998, compared with $21.1 million and $40.1 million for the three- and six-month periods ended June 30, 1997, increases of 12.8% and 14.0% versus the respective prior year periods. Domestic growth was driven for the most part by increased sales to the fiber optic communications market, as mentioned previously.

The Company's international sales totaled $10.0 million and $21.8 million for the three- and six-month periods ended June 30, 1998, compared with $10.8 million and $22.8 million for the corresponding prior year periods, decreases of 7.4% and 4.4% respectively. European sales were negatively impacted by foreign exchange rate effects of $0.3 million and $0.9 million for the three- and six-month periods ended June 30, 1998, respectively. Excluding the exchange rate effects, European sales were approximately flat for the quarter, and were $0.7 million, or 5.5%, higher for the six-month period, most notably in France, Germany, U.K. and the Netherlands. Sales to the Asian markets declined 28% for the quarter compared to last year due almost entirely to a decrease in sales to Korea. Six-month sales into Asia were 8% of total sales versus 10% of total sales in the comparable 1997 period. Management anticipates that sales to the Asian markets will continue to be down for the remainder of 1998 as economic uncertainty and oversupply in the semiconductor and disk drive markets remain.

Order rates for the second quarter were essentially flat versus the prior year period as an increase of 126.7% in the fiber optic communications market was offset by declines of 31.1%, 17.0% and 8.7% in the semiconductor, computer peripherals and research markets, respectively.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1998 and 1997


Overall, management anticipates that net sales in 1998 will increase over 1997; however, such growth is dependent on many factors, including economic uncertainty in Asia which may partially offset anticipated sales growth in other geographic markets, and cannot be assured.

GROSS PROFIT

Gross profit increased 8.8% and 7.9% on sales increases of 6.2% and 7.3% for the three- and six-month periods ended June 30, 1998, compared with the three- and six-month periods ended June 30, 1997. Gross margin (gross profit as a percentage of sales) increased to 44.8% and 43.9% of sales for the three- and six-month periods ended June 30, 1998, compared with 43.8% and 43.6% in the comparable 1997 periods. This increase in gross margin percentage reflects a greater proportion of higher margin photonics product sales during the quarter. Management anticipates that the Company's overall gross margin will improve in 1998 as a result of this product mix effect, the overall increase in sales volume and continued productivity improvements Company-wide.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three- and six-month periods ended June 30, 1998, decreased 4.6% and 4.9% compared with the three- and six-month periods ended June 30, 1997. SG&A expenses when stated as a percentage of sales were 24.9% and 24.8%, compared with 27.7% and 28.0% for the prior year periods. The decrease in SG&A expenses is primarily due a favorable exchange rate effect and successful cost containment measures throughout the Company.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses for the three- and six-month periods ended June 30, 1998, increased 35.8% and 33.3% compared with the three- and six-month periods ended June 30, 1997. As a percentage of sales, R&D expenses were 9.4% and 8.8% versus 7.3% and 7.1% for the prior year periods. The increase in expenses is in line with management's commitment to continued product development and enhancement of existing products.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET

Interest expense totaled $0.5 million and $1.0 million for the three- and six-month periods ended June 30, 1998 and 1997. Other income (expense), net was a $0.1 million gain versus a $0.1 million loss for the 1998 and 1997 second quarters. Year-to-date, other income (expense), net was a $0.2 million gain for 1998 versus a $0.3 million loss in 1997. The increase in other income was primarily attributable to a gain on the sale of an equity investment and lower foreign exchange losses in the current year.

PROVISION FOR TAXES

The effective annual tax rate for both the three- and six-month periods ended June 30, 1998 was 32%, compared with 34% for both corresponding 1997 periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $3.3 million for the six-month period ended June 30, 1998 was principally attributable to the Company's net income ($4.2 million), non-cash items, principally depreciation and amortization ($3.1 million), decreases in receivables ($1.9 million) and increases in provisions for losses on receivables and inventory ($0.9 million). Partially offsetting these amounts were increases in certain other operating assets, principally inventories ($3.2 million), accounts payable ($2.9 million) and other current assets ($0.7 million).

Net cash provided by investing activities of $0.2 million for the six-month period ended June 30, 1998, was principally attributable to the Company's sale of an equity investment and other property for net proceeds of $3.1 million offset in part by the Company's purchases of property, plant and equipment.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1998 and 1997


Net cash used in financing activities of $0.2 million for the six-month period ended June 30, 1998, was primarily due to the repurchase of common stock under the Company's share repurchase program and a decrease in borrowings, partially offset by issuance of common stock under employee agreements.

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

        (a)  The Annual Meeting of Stockholders was held on May 27, 1998.


        (b) Set forth below is the name of each Class I director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of broker non-votes:

                                                                                   Number of
                                  Number of      Number of         Number of        Broker
             Name                Votes "For"   Votes "Against"   Votes "Abstain"  "Non-Votes"
             ----                -----------   ---------------   ---------------  -----------
             R. Jack Aplin         8,588,059          0              24,160         538,115
             Robert L. Guyett      8,589,836          0              22,384         538,114

        (c) Proposal Two to appoint Ernst & Young LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

                                                                       Number of
 Number of        Number of        Number of          Number of         Broker
Votes "For"    Votes "Against"   Votes "Abstain"   Votes "Withheld"   "Non-Votes"
-----------    ---------------   ---------------   ----------------   -----------
 8,591,744          12,050             8,425               0            538,115

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

                                  NEWPORT CORPORATION
                                     (Registrant)
Dated: July 31, 1998
                          By:     /S/ROBERT C. HEWITT
                             ---------------------------------------------------
                             Robert C. Hewitt, Principal Financial Officer,
                             duly authorized to sign on behalf of the Registrant