Form 10-Q
period 1998-09-30
NEWPORT CORP
filed 1998-11-06
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     September 30, 1998
                                            ---------------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                       Commission File Number   0-1649
                                              -----------

                              NEWPORT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nevada                                    94-0849175
   ---------------------------------                 -------------------
     (State or other Jurisdiction                      (IRS Employer
   of incorporation or organization)                 Identification No.)

            1791 Deere Avenue, Irvine, CA                    92606
   ---------------------------------------------           ----------
     (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code     (949) 863-3144
                                                      ---------------------
                                    N/A
  -------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998, was 9,091,482

                                 Page 1 of 13
                 Exhibit Index on Sequentially Numbered Page 13

                              NEWPORT CORPORATION

                                     INDEX


PART I. FINANCIAL INFORMATION                                        Page Number

Item 1:  Financial Statements:

     Consolidated Income Statement and Condensed
      Consolidated Statement of Stockholders' Equity for the
      Three and Nine Months ended September 30, 1998 and 1997.             3

     Consolidated Balance Sheet at September 30, 1998 and
      December 31, 1997.                                                   4

     Consolidated Statement of Cash Flows for the
      Three and Nine Months ended September 30, 1998 and 1997.             5

     Notes to Condensed Consolidated Financial Statements.               6-8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                           9-13

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.                                13

SIGNATURE                                                                 13

                                NEWPORT CORPORATION
                         CONSOLIDATED INCOME STATEMENT AND
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)

(In thousands, except                           Three Months Ended     Nine Months Ended
per share amounts)                                 September 30,         September 30,
                                                ------------------    -------------------
                                                  1998       1997       1998       1997
                                                -------    -------    --------    -------
Net sales                                       $33,456    $32,699    $100,952    $95,611
Cost of sales                                    18,939     18,734      56,792     54,186
                                                -------    -------    --------    -------
Gross profit                                     14,517     13,965      44,160     41,425
Selling, general and administrative expense       7,931      8,612      24,662     26,204
Research and development expense                  3,061      2,492       9,013      6,958
                                                -------    -------    --------    -------
Income from operations                            3,525      2,861      10,485      8,263
Interest expense                                   (446)      (480)     (1,439)    (1,484)
Other income (expense), net                          46         99         248       (170)
                                                -------    -------    --------    -------
Income before income taxes                        3,125      2,480       9,294      6,609
Income tax provision                                907        711       2,881      2,115
                                                -------    -------    --------    -------
Net income                                     $  2,218   $  1,769    $  6,413    $ 4,494
                                                -------    -------    --------    -------
                                                -------    -------    --------    -------
Net income per share:
  Basic                                         $  0.25   $   0.20     $  0.71    $  0.51
  Diluted                                       $  0.24   $   0.19     $  0.68    $  0.49

Number of shares used to calculate
 net income per share:
  Basic                                           9,003      8,906       8,986      8,850
  Diluted                                         9,337      9,245       9,408      9,137


Stockholders' equity, beginning of period       $65,493    $58,162    $ 60,658    $57,429
Net income                                        2,218      1,769       6,413      4,494
Dividends                                             -          -        (183)      (179)
Unrealized translation gain (loss)                1,313        293       1,186     (1,872)
Unamortized deferred compensation                    60         51         (88)       (22)
Repurchase of common stock                       (1,489)      (355)     (2,876)    (1,698)
Issuance of common stock                            704        690       3,189      2,458
                                                -------    -------    --------    -------
Stockholders' equity, end of period             $68,299    $60,610    $ 68,299    $60,610
                                                -------    -------    --------    -------
                                                -------    -------    --------    -------

                                    See accompanying notes
                                            Page 3

                              NEWPORT CORPORATION
                          CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)
                                                  September 30,   December 31,
                                                       1998          1997
                                                       ----          ----
                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                          $  11,238      $  7,456
 Customer receivables, net                             23,672        23,372
 Other receivables                                        812           979
 Inventories                                           30,544        28,326
 Deferred tax assets                                    3,317         3,256
 Other current assets                                   2,139         2,065
                                                     --------      --------
  Total current assets                                 71,722        65,454

Investments and other assets                            4,791         5,830
Property, plant and equipment, at cost, net            21,881        22,994
Goodwill, net                                           9,876        10,133
                                                     --------      --------
                                                     $108,270      $104,411
                                                     --------      --------
                                                     --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  5,861      $  6,082
 Accrued payroll and related expenses                   5,343         5,855
 Taxes based on income                                  1,528         2,056
 Current portion of long-term debt                      3,368         2,380
 Other current liabilities                              3,169         4,766
                                                     --------      --------

  Total current liabilities                            19,269        21,139

Long-term debt                                         19,118        21,027
Other liabilities                                       1,584         1,587
Commitments and contingencies

Stockholders' equity:
 Common stock, $.35 stated value,
  20,000,000 shares authorized;
  9,091,000 shares issued and outstanding
  at September 30, 1998; 8,951,000 shares
  at December 31, 1997                                  3,182         3,132
 Capital in excess of stated value                      8,289         8,026
 Unamortized deferred compensation                       (607)         (519)
 Unrealized translation loss                           (3,850)       (5,036)
 Retained earnings                                     61,285        55,055
                                                     --------      --------
Total stockholders' equity                             68,299        60,658
                                                     --------      --------
                                                     $108,270      $104,411
                                                     --------      --------
                                                     --------      --------

                             See accompanying notes

                              NEWPORT CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)
                                                       Nine Months Ended
                                                          September 30
                                                       ------------------
                                                       1998          1997
                                                       ----          ----
OPERATING ACTIVITIES:
 Net income                                          $  6,413       $4,494
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        4,646        4,430
   Increase in provision for losses
      on receivables and inventories                      790        1,001
   Other non-cash items, net                             (354)        (160)
   Changes in operating assets and liabilities:
     Receivables                                          349        1,547
     Inventories                                       (2,685)      (1,951)
     Other current assets                                (562)      (1,472)
     Other assets                                         318          391
     Accounts payable and other accrued expenses       (2,443)        (626)
     Taxes based on income                               (534)         341
     Other, net                                            (1)         535
                                                      -------      -------
Net cash provided by operating activities               5,937        8,530
                                                      -------      -------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net       (3,906)      (4,056)
 Disposition of property, plant and equipment, net      2,443          273
 Acquisition of businesses, net of cash acquired            -         (879)
 Proceeds from sale of investment                         720            -
 Other, net                                                49         (193)
                                                      -------      -------
Net cash used in investing activities                    (694)      (4,855)
                                                      -------      -------
FINANCING ACTIVITIES:
 Decrease in long-term borrowings                        (990)        (893)
 Cash dividends paid                                     (362)        (357)
 Repurchase of common stock                            (2,876)      (1,698)
 Issuance of common stock under employee
   agreements, including associated tax benefit         2,927        2,283
                                                      -------      -------
Net cash used in financing activities                  (1,301)        (665)
                                                      -------      -------
Effect of foreign exchange rate changes on cash          (160)         191
                                                      -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS               3,782        3,201
Cash and cash equivalents at beginning of period        7,456        3,375
                                                      -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $11,238      $ 6,576
                                                      -------      -------
                                                      -------      -------
CASH PAID IN THE PERIOD FOR:
 Interest                                            $  1,092      $ 1,108
 Taxes                                                  2,712        1,784

                             See accompanying notes

                              NEWPORT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1. INTERIM REPORTING

GENERAL

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NET INCOME PER SHARE

Net income per share for all periods have been presented and, where necessary, restated to conform with the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Basic net income per share is based on the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock, while diluted net income per share is based on the weighted average number of shares of common stock outstanding during the periods and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the periods.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.0 million and $5.6 million at September 30, 1998, and December 31, 1997, respectively.

                              NEWPORT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income, net of related tax, are as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         --------------        --------------
(In thousands)                           1998      1997        1998      1997
                                         ----      ----        ----      ----
Net income                              $2,218    $1,769      $6,413    $4,494
Unrealized translation gain (loss)       1,313       293       1,186    (1,872)
                                        ------    ------      ------    ------
Comprehensive income                    $3,531    $2,062      $7,599    $2,622
                                        ------    ------      ------    ------
                                        ------    ------      ------    ------

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

Customer receivables consist of the following:

                                                    September 30,   December 31,
     (In thousands)                                      1998           1997
                                                       -------        -------
     Customer receivables                              $24,057        $23,857
     Less allowance for doubtful accounts                  385            485
                                                       -------        -------
                                                       $23,672        $23,372
                                                       -------        -------
                                                       -------        -------

                              NEWPORT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

3. INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                        September 30,    December 31,
     (In thousands)                          1998            1997
                                             ----            ----
     Raw materials and purchased parts     $11,933         $10,161
     Work in process                         5,671           5,236
     Finished goods                         12,940          12,929
                                           -------         -------
                                           $30,544         $28,326
                                           -------         -------
                                           -------         -------

4. PROPERTY, PLANT AND EQUIPMENT

Property plant and equipment consist of the following:

                                        September 30,    December 31,
     (In thousands)                          1998            1997
                                             ----            ----
     Land                                   $1,287          $1,954
     Buildings                               7,218          12,069
     Leasehold improvements                  8,606           8,381
     Machinery and equipment                22,364          20,620
     Office equipment                       11,565          10,074
                                           -------         -------
                                            51,040          53,098
     Less accumulated depreciation          29,159          30,104
                                           -------         -------
                                           $21,881         $22,994
                                           -------         -------
                                           -------         -------

5. OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists of the following:

                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                             ----------------        ----------------
(In thousands)                               1998        1997        1998        1997
                                             ----        ----        ----        ----
Interest and dividend income                 $141        $ 45        $353        $ 114
Exchange gains (losses), net                   36         (63)        (95)        (419)
Gains (losses) on sales of investments, net    (3)          -         134           14
Other                                        (128)        117        (144)         121
                                            -----        ----        ----        -----
                                            $  46        $(99)       $248        $(170)
                                            -----        ----        ----        -----
                                            -----        ----        ----        -----


                               NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                               INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements include (i) the existence and development of the Company's technical and manufacturing capabilities and product offerings,
(ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on the Company's competitive position in international markets and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to its strategic markets, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although, the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Newport undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 1998, with the three- and nine-month periods ended September 30, 1997. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS

On September 29, 1998, the Company entered into, subject to certain terms and conditions, a definitive agreement to acquire all the outstanding stock of Environmental Optical Sensors, Inc. (EOSI) in exchange for cash. The transaction was completed on October 13, 1998 and EOSI, a manufacturer of tunable external cavity diode laser systems and other components, became a wholly owned subsidiary of Newport.

                               NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                             RESULTS OF OPERATIONS

FINANCIAL ANALYSIS                                                                                 Period-to-Period
                                                                                                  Increase (decrease)
                                                                                                  -------------------
                                                   Percentage of Net Sales                         Three        Nine
                                                   -----------------------                        Months       Months
                                          Three Months Ended           Nine Months Ended           Ended        Ended
                                             September 30,                September 30,                September 30,
                                          1998           1997           1998          1997          1998         1998
                                          ----           ----           ----          ----          ----         ----
Net sales                                100.0%         100.0%         100.0%        100.0%        2.3%         5.6%
Cost of sales                             56.6           57.3           56.3          56.7         1.1          4.8
                                          ----           ----           ----          ----
  Gross margin                            43.4           42.7           43.7          43.3         4.0          6.6
Selling, general and
  administrative expense                  23.7           26.4           24.4          27.4        (7.9)        (5.9)
Research and development expense           9.2            7.6            8.9           7.3        22.8         29.5
                                          ----           ----           ----          ----
  Income from operations                  10.5            8.7           10.4           8.6        23.2         26.9
Interest expense                          (1.3)          (1.4)          (1.4)         (1.5)       (7.1)        (3.0)
Other income (expense), net                0.1            0.3            0.3          (0.2)      (53.5)          NM
Income taxes                              (2.7)          (2.2)          (2.9)         (2.2)       27.6          36.2
                                          ----           ----           ----          ----
     Net income                            6.6%           5.4%           6.4%          4.7%       25.4          42.7
                                          ----           ----           ----          ----
                                          ----           ----           ----          ----
NM = not meaningful

NET SALES

Net sales for the three- and nine-month periods ended September 30, 1998 were $33.5 million and $101.0 million, respectively, compared with $32.7 million and $95.6 million for the three- and nine-month periods ended September 30, 1997, increasing 2.3% and 5.6% over the respective prior year periods. The increase for the three-month period was primarily attributable to sales advances in the fiber optic communications and computer peripherals markets, which grew 77.8% and 39.3% respectively, versus the prior year quarter. Largely offsetting this growth were sales declines to the semiconductor and general metrology markets of 39.3% and 15.7% compared to 1997's third quarter. Third quarter 1998 sales to the research market increased 3.4% over the corresponding prior year period. The sales increase for the nine-month period versus the prior year period resulted principally from 63.5% and 2.2% growth in the fiber optic communications and research markets, respectively, partially offset by a year-to-date decline of 9.2% in sales to the semiconductor market.

The Company's domestic sales totaled $22.1 million and $67.9 million for the three- and nine-month periods ended September 30, 1998, compared with $22.9 million and $62.8 million for the corresponding periods in 1997, a decrease of 2.8% for the quarter and an increase of 7.9% for the nine-month period versus the respective prior year periods. The decrease in domestic sales for the quarter versus prior year is largely the result of lower sales to the semiconductor and general metrology markets which more than offset growth in sales to the fiber optic communications and computer peripherals markets. As previously mentioned, growth for the nine months ended September 30, 1998 results primarily from increased sales to the fiber optic communications market.

The Company's international sales totaled $11.4 million and $33.1 million for the three- and nine-month periods ended September 30, 1998, compared with $9.8 million and $32.8 million for the corresponding prior year periods, increases of 1.2% and 14.0% respectively. European sales were up $1.6 million and $1.5 million for the quarter and year to date respectively, representing increases of 28.5% and 7.6% over the respective prior year periods. France, Germany and Sweden accounted for most of the quarterly increase while Germany, the United Kingdom, the Netherlands and Sweden provided most of the year-to-date growth. Foreign exchange rate effects on European sales were negligible for the quarter and an unfavorable $0.9 million for the nine-month period ended September 30, 1998. Combined Canadian and Latin American sales for the three- and nine-month periods totaled $2.0 million and $4.0 million respectively, increases of 148.4% and 70.0% for the respective periods. Sales to the Asian markets declined 47.0% and 28.4% for the quarter and nine-months, respectively, with Korea accounting for 82% of the year-to-date decline. Through nine months, sales into Asia comprised 7% of total sales versus 10% of total sales in

                               NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

the comparable 1997 period. Management anticipates that sales to the Asian markets will continue to be down for the remainder of 1998 when compared with 1997 due to continued economic uncertainty and oversupply in the semiconductor and disk drive markets.

Order rates for the third quarter were 2.6% below the prior year period as increases of 39.7% in the fiber optic communications market and 24.1% in the computer peripherals market were offset by declines of 48.5% and 10.1% in the semiconductor and research markets, respectively.

Overall, management anticipates that net sales in 1998 will increase over 1997; however, such growth may be affected by many factors, including economic uncertainty in Asia which may partially offset anticipated sales growth in other geographic markets, and cannot be assured.

GROSS PROFIT

Gross profit increased 4.0% and 6.6% on sales increases of 2.3% and 5.6% for the three- and nine-month periods ended September 30, 1998, compared with the three- and nine-month periods ended September 30, 1997. Gross margin (gross profit as a percentage of sales) increased to 43.4% and 43.7% of sales for the three- and nine-month periods ended September 30, 1998, compared with 42.7% and 43.3% in the comparable 1997 periods. This increase in gross margin percentage reflects a greater proportion of higher margin photonics product sales during both the quarter and year to date. Management anticipates that the Company's overall gross margin will improve in 1998 as a result of this product mix effect, the overall increase in sales volume and continued productivity improvements Company-wide.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended September 30, 1998, decreased 7.9% and 5.9% compared with the three- and nine-month periods ended September 30, 1997. SG&A expenses when stated as a percentage of sales were 23.7% and 24.4%, compared with 26.4% and 27.4% for the prior year periods. The decrease in SG&A expenses is primarily a result of successful cost containment measures throughout the Company and a favorable exchange rate effect on expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses for the three- and nine-month periods ended September 30, 1998, increased 22.8% and 29.5% compared with the three-and nine-month periods ended September 30, 1997. As a percentage of sales, R&D expenses were 9.2% and 8.9% versus 7.6% and 7.3% for the prior year periods. The increase in expenses is in line with management's commitment to continued product development and enhancement of existing products.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET

Interest expense totaled $0.4 million and $1.4 million for the three- and nine-month periods ended September 30, 1998 versus $0.5 million and $1.5 million for three- and nine-month periods ended September 30, 1997. Other income, net was $0.05 million versus $0.1 million for the 1998 and 1997 third quarters. Year to date, other income (expense), net was a $0.2 million gain for 1998 versus a $0.2 million loss in 1997. The increase in other income for the nine-month period was primarily attributable to a gain on the sale of an equity investment and lower foreign exchange losses in the current year.

PROVISION FOR TAXES

The effective annual tax rates for the three- and nine-month periods ended September 30, 1998 were 29.0% and 31.0%, respectively, compared with 28.7% and 32.0% for the three- and nine-month periods ended September 30, 1997.
The lower 1998 third quarter tax rate, compared with the 1998 year to date tax rate, reflects the utilization of foreign valuation allowances, while the 1997 third quarter tax rate, compared with the tax rate for the 1997 nine-month period, reflected the tax benefit associated with higher sales through the Company's Foreign Sales Corporation.

                               NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $5.9 million for the nine-month period ended September 30, 1998 was principally attributable to the Company's net income ($6.4 million), non-cash items, principally depreciation and amortization ($4.6 million). Partially offsetting these amounts were increases in certain other operating assets, principally inventories ($2.7 million) and accounts payable ($2.4 million). Customer receivables, net totaled $23.7 million at September 30, 1998 and exceeded current liabilities ($19.3 million) at that date.

Net cash used in investing activities of $0.7 million for the nine-month period ended September 30, 1998, was principally attributable to the Company's sale of an equity investment and other property for net proceeds of $3.2 million offset in part by the Company's purchases of property, plant and equipment.

Net cash used in financing activities of $1.3 million for the nine-month period ended September 30, 1998, was primarily due to the repurchase of common stock under the Company's share repurchase program and payments on borrowings, partially offset by issuance of common stock under employee agreements.

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

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures and debt repayment requirements over at least the next year and for the foreseeable future.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

The Company initiated a review of its business operations software requirements in early 1996 as part of the normal course of upgrading its systems to support current and anticipated growth. Among the criteria for acquiring new or upgraded software was that it be Year 2000 compliant. In 1997 the Company acquired new operating software that is Year 2000 compliant and is currently in the test and conversion phase, with implementation expected to be substantially complete by December 31, 1998. Based upon the results of the work done to date, the Company believes that the remaining work will be completed in a timely manner and that the overall cost of such work will not be material. The cost of acquiring the upgraded computer hardware and software was approximately $1.2 million and has been capitalized. In the event that unanticipated difficulty is encountered in converting to the new operating software, the Company's software supplier has, as a contingency, provided a "patch" which would render the current operating software Year 2000 compliant.

Newport sells certain products that include various software applications. The Company has determined that, since January 1, 1996, its product software has been Year 2000 compliant. The Company has also requested assurance from its goods and services providers that they are, or have programs in place to be, Year 2000 compliant.

The Company established an Information Technology Steering Committee, which reports directly to the President and Chief Executive Officer. The committee members include executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, customer

                               NEWPORT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

service, communications, facilities, procurement and human resources. The committee is responsible for addressing Year 2000 issues associated with the Company's (1) business application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications; (2) embedded systems, including equipment that operates such items as the Company's telecommunications and facilities, (3) software applications embedded in certain of the Company's products, (4) vendor and supplier relationships; and (5) contingency planning.

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

EUROPEAN ECONOMIC AND MONETARY UNION (EMU) - NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union are scheduled to establish fixed conversion rates between their existing national currencies and one common currency - the euro. The euro will then trade on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The Company anticipates that intercompany transactions for the operating subsidiaries affected by the euro conversion will be denominated in euro currency effective January 1, 1999. While the Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations, there can be no assurance that the Company's key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on the Company's business, operating results and financial condition. Further, there can be no assurance that the currency market volatility will not increase, which could have an adverse effect on the Company's hedging strategies.

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

                                   NEWPORT CORPORATION
                                        (Registrant)
Dated: November 6, 1998
                                By:          /S/ ROBERT C. HEWITT
                                   -------------------------------------------
                                   Robert C. Hewitt, Principal Financial
                                   Officer, duly authorized to sign on behalf
                                   of the Registrant