Form 10-K
period 1998-12-31
NEWPORT CORP
filed 1999-03-25
CIK 225263

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the fiscal year ended    December 31, 1998
                                        -------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                        Commission File Number    0-1649
                                               ------------


                              NEWPORT CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                                            94-0849175
----------------------------------------                     -------------------
     (State or other jurisdiction                               (IRS Employer
   of incorporation or organization)                         Identification No.)


     1791 Deere Avenue, Irvine, CA                                  92606
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code   (949) 863-3144
                                                         ------------------

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

                               Yes   X    No
                                   -----     -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $171,372,000 as of March 12, 1999.

The number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1999, was 9,154,885.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into
Part III.

                              Page 1 of 47 Pages

                Exhibit Index on Sequentially Numbered Page 23

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

                                     PART I

ITEM 1  Business
------  --------

General Description of Business
-------------------------------

Newport Corporation, together with its consolidated subsidiaries (the "Company" or "Newport"), is a leading global supplier of high precision components, instruments, micropositioning and measurement products and systems to the fiber optic communications, computer peripherals, semiconductor equipment and scientific research markets. The Company designs, manufactures and markets components and systems that enhance productivity and capabilities of automated assembly and test and measurement for high precision manufacturing and engineering applications. With nearly thirty years experience in research laboratory products and systems, the Company also provides sophisticated equipment to commercial, academic and governmental research institutions worldwide.

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

For nearly three decades Newport has serviced the needs of research laboratories for precision equipment. In 1991, the Company acquired the micro-positioning business of Micro-Controle S.A. and commenced its evolution from a provider of discrete components for research applications to a company that manufactures both components and integrated systems for research and commercial applications. The acquisition also provided the Company with a significant manufacturing and distribution base in Europe. In February 1995, the Company acquired RAM Optical Instrumentation, Inc. ("ROI") in order to increase its participation in the computer peripherals and semiconductor test and measurement markets. The acquisition of ROI also increased the Company's expertise in developing software and manufacturing integrated systems. In March 1995, the Company acquired Light Control Instruments, Inc. ("LCI"), a participant in the fiber optic test and measurement market. The acquisition of LCI expanded the Company's fiber optic product offering by adding laser diode test equipment to the Company's internally developed product line. In January 1996, the Company acquired MikroPrecision Instruments, Inc. ("MPI") further increasing its participation in the semiconductor equipment and computer peripherals markets. In October 1998, the Company acquired Environmental Optical Sensors, Inc ("EOSI"), further strengthening its position as a leading provider of high precision assembly and test equipment for the fast growing fiber optic communications marketplace. As a result of its internal growth and strategic acquisitions, Newport is a leading supplier of high precision optics, instruments, micro-positioning and measurement products and systems to manufacturers of fiber optic communications equipment, computer peripherals and semiconductor equipment worldwide. In addition, the Company continues to focus its core strengths in research test and measurement equipment to provide ultra-precision motion and measurement technologies for research applications. The Company seeks to leverage its expertise in research laboratory equipment to continue to expand its product offerings for commercial applications.

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

The Company believes that as network suppliers are required to increase production and focus on technological innovations in fiber optics, they will increasingly seek out "turn-key" assembly automation and test and measurement systems from third party suppliers such as the Company. Newport's AutoAlign/TM/, ORION/TM/ and LaserWeld/TM/ systems integrate the Company's ultra-precise motion and vibration control components with optical instrumentation to provide software controlled turn-key systems that permit the automated alignment and connection of optical fibers within extremely narrow tolerances and thereby substantially increase productivity.

The Company also manufactures laser diode burn-in and characterization equipment that allows diode manufacturers to age and test laser diodes more efficiently. These devices are the sources of light in fiber optic networks. Introduced in 1996, the Company's laser diode test equipment can burn-in and test hundreds of laser diodes at one time.

Computer Peripherals

Manufacturers of computer hard disk drives and other peripheral equipment such as printers and scanners are required to manufacture their products within extremely narrow tolerances. In the hard disk drive market, the demand for test and measurement products is being driven primarily by two factors. First, increased requirements of data density are driving manufacturers to produce smaller disk drives with increased storage capacity, thus heightening the need for ultra-precise test equipment. Second, the growth in demand for data storage devices and the increased usage of offshore production facilities have increased the demand for high precision automated test and measurement equipment to facilitate quality control. In addition, the intense competition within the computer peripherals industry is driving manufacturers to provide products with greater functionality and minimal product failure rates, thus requiring more capable inspection equipment. Manufacturers also seek highly precise solutions in an effort to maximize the life cycles of their products. As a result, the Company believes that data storage manufacturers are increasing their investment in ultraprecise automated inspection systems to test all components used in the design and manufacture of sophisticated disk drive equipment.


The disk drive market is also being driven by the increased need for ultra-precise surfaces on the disk and disk slider in hard drives. High storage densities in disk drives require narrower spacing between the disk drive heads and the disk surface, thus requiring smoother surfaces on the head and disk and increasing the danger of the head bonding to the disk surface, which results in disk failure. The Company's precision optics, mechanical components and vibration isolation technology are integrated into hard disk texturing machines that are used to create "landing zones" on hard disks for disk drive heads to allow head/disk contact without such failure.

Newport's high precision optical and mechanical components and vibration isolation platforms as well as its precision motion subassemblies and integrated systems are used by manufacturers of disk drives and other computer peripheral devices for test, measurement, inspection and calibration applications. The Company's Polaris system meets the automated inspection needs and throughput requirements of disk drive head manufacturers. The Company also has developed the LaserMAP system that combines laser and video technology to allow for automated dimensional measurement of the suspension system that holds the heads in the disk drive assembly. The LaserMAP system has also been applied to critical dimensional measurement applications in the semiconductor and medical device markets.


Semiconductor Equipment

The market for semiconductors, or computer chips, continues to grow as personal computers, personal digital assistants and other computer equipment increasingly penetrate the worldwide landscape. Also adding significantly to this market is the increased demand for highly functional electronic devices that require semiconductor technology. Increased demand for greater performance and smaller size has driven the requirement for reduced chip size and increased sophistication in chip design. Reduced size and increased sophistication, in turn, have rendered semiconductors more susceptible to minute manufacturing defects, thus resulting in increased demand for precision equipment that improves manufacturing yield and quality control.

Newport provides high precision vibration isolation systems and mechanical components to Original Equipment Manufacturers ("OEMs") and chip manufacturers for integration into equipment that can detect and measure sub-micron defects in semiconductors as well as perform semiconductor and thin film profiling. The Company's products enable manufacturers to detect and classify the defects more accurately and thereby increase manufacturing efficiency.


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

The Company's sales to each of these markets have fluctuated and will likely continue to fluctuate on a period to period basis as a consequence of a number of factors, including the overall level of demand in each of those markets at any given time and the level of acceptance of and demand for the Company's products in each of those markets. These fluctuations may have a significant impact upon the Company's overall revenues and profitability. In addition, although the Company maintains an active development program to improve its product offerings in each of those markets, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products for sale to such markets on a timely or cost-effective basis.


Business Segments and Products
------------------------------

The Company operates in three reportable business segments, two comprising domestic operations, Components and Subassemblies, and Instruments and Systems. The third reportable business segment is comprised of the Company's Europe operations. The Company's Europe segment manufactures and distributes products from both product groups and accounted for approximately 21% of the Company's sales. Sales for the two domestic segments are discussed in further detail below.

The Components and Subassemblies segment manufactures and distributes products consisting of Vibration Isolation Products, Manual Positioning Components, and Optics. Combined, these products for this segment accounted for approximately 31% of the Company's 1998 sales.

  Vibration Isolation Products  Laser and certain other high technology
  ----------------------------
  experiments and applications require a relatively vibration-free environment. The Newport isolation systems provide a working surface for experiments and applications by greatly reducing vibrations due to noise, ground motion and excitations caused by external forces or active components mounted to the table itself. The Company's isolation systems provide dynamically rigid surfaces using internally damped honeycomb tops mounted on pneumatic supports. The Company's product line includes over 350 standard vibration isolation systems. In addition, Newport has the capability to manufacture custom systems. While these products are built to rigid quality standards, they are comprised of standard materials and consequently, there are no unusual supply requirements.

  Manual Positioning Components  Newport offers a comprehensive line of
  -----------------------------
  mechanical components compatible with, and complementary to, its vibration isolation systems. These mechanical components include products such as mirror mounts, holders, positioners, and other accessories which are basic building blocks for experimental or prototype laser and optical systems. The Company has developed and sells components for fiber optics, telecommunications and sensors experimentation. Newport's products include a micro interferometer, laser-to-fiber couplers and fiber optic positioners. Newport's line of fiber optic components includes selected products manufactured by third parties.

  Optics  The Company manufactures and markets a line of laser-quality optics
  ------
  and optomechanical components. This product line includes lenses, mirrors, prisms, laser beam expanders, collimators, attenuators, variable beamsplitters and spatial filters. The Company has the capability to provide custom optical designs and coatings for specific applications.

  Subassemblies  The Company offers subassemblies that are manufactured by
  --------------
  providing a value added combination of standard and custom products drawn from the Company's components, optics, motion control and vibration control product lines. Items are combined with additional engineering to create a more highly integrated solution to meet customer needs. These solutions are often subsystems of the Company's OEM customer's products. This product line offers a strategic competitive advantage allowing the Company to differentiate itself from competitors who only offer a limited product selection.

The Instruments and Systems segment manufactures and distributes products consisting primarily of Motion Control Devices and Systems, Process Automation Workstations for Photonics Packaging, Video-Based Measurement and Inspection Systems, and Instruments. These products accounted for approximately 45% of the Company's 1998 sales.

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

  Process Automation Workstations for Photonics Manufacturing  Newport has
  -----------------------------------------------------------
  developed several advanced process automation workstations for packaging and testing of photonics devices used in communications and sensing applications. Integrating core vibration control, motion control, and light measurement instrumentation technologies, the Company's AutoAlign system utilizes sophisticated control software to completely automate fiber optic alignment and device characterization for any photonic device. The LaserWeld/TM/ system adds laser-welded attachment capability and is the industry's only industrial-class laser welding workstation for automated pigtailing of optoelectronic components, and features Newport's proprietary LaserHammer/TM/ weld-adjustment technology and fully automated process sequencing capabilities.

  Video-Based Measurement and Inspection Systems  Newport offers a line of
  ----------------------------------------------
  video-based measurement and inspection systems and accessories. These products include video direct microscopes, Sprint/TM/, OMIS II/TM/ and OMIS III/TM/ optical measurement inspection systems, Polaris magnetic head pole geometry system and LaserMAP software. The Polaris magnetic head pole geometry system is specifically designed to measure pole geometry features on thin film disk drive heads. The LaserMAP software integrates video and laser technology for critical dimensional measurement applications in the semiconductor, electronic packaging, computer peripherals and medical device markets.

  Instruments  Newport offers several lines of electronic instruments to
  -----------
  complement its other products serving optical laboratories. These products are concentrated in the areas of light measurement and control, and light sources. The Company designs and manufactures a majority of its electronic products and also distributes the products of others. Examples of the electronics instruments manufactured or distributed by the Company include power meters, laser diode instruments, spectrum analyzers, electronic shutters and modulators, lasers, lamps and accessories.


Sales and Marketing
-------------------

The Company's products are sold to thousands of companies and institutions throughout the world and are marketed by means of technical catalogs, a technically trained marketing staff and a worldwide network of subsidiary sales offices and sales representatives.

Newport's principal marketing tool for the scientific market is its comprehensive set of product catalogs. These documents, numbering approximately 1100 pages in total, provide detailed product information as well as extensive technical and applications data. New product brochures and customer newsletters further augment these catalogs. These catalogs are published in English, French and Japanese and mailed annually to more than 100,000 potential customers.

The Company's site on the World Wide Web (http://www.newport.com) addresses the large and rapidly growing Internet-savvy portion of the Company's customer base. As the World Wide Web continues to gain acceptance within the Company's core markets, this tool will provide even greater advantages to the Company and its customers. Available on the Company's World Wide Web site are the latest products, a literature and information request form, technical/tutorial and application related material, market surveys, sales information (including its catalogs), the ability to purchase a majority of the Company's standard products and comprehensive company and financial overviews.

The Company also publishes brochures that target specific market segments including fiber optic communications, computer peripherals and semiconductor equipment. Newport advertises in journals serving many technical disciplines within its market segments.

Further product exposure and contact with existing and potential clients are developed and maintained at trade shows and technical conferences.

The Company has commenced a sales force automation/customer information initiative. This new program targets new product brochures to potential customers, coordinates new order leads with salesmen and utilizes focused mailing lists for selected niche markets. In addition, the Company is focusing its advertising into market niches related to high growth, high technology industries such as fiber optic communications for which the Company has developed the AutoAlign and LaserWeld fiber alignment and packaging systems.

For the Company's U.S. markets, components and systems are marketed through an internal sales and marketing staff, a Company-employed field sales organization and a national network of distributors and sales representatives. The Company selects sales representatives based on their knowledge of the Company's markets and their contacts with potential customers. As of December 31, 1998, the Company had 29 company-employed field sales persons in the United States. The company-employed field sales force is supplemented by 40 independent representatives and distributors who are primarily dedicated to the Company's Video-Based Measurement and Inspection Systems product line.

For its international markets, the Company's products are marketed through a network of 25 company-employed field sales personnel based in France, Germany, the United Kingdom, Switzerland, Italy, the Netherlands, Canada and Taiwan who are supplemented by 35 independent representatives and distributors located in countries where the Company does not have a direct presence. International sales accounted for approximately 34.8%, 35.3% and 41.8% of total sales in 1998, 1997 and 1996, respectively. As a result of conducting business internationally, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

The Company has written agreements with its representatives and distributors.
In some cases exclusive authorization has been granted to these representatives and distributors for sales of certain of the Company's products to a specific geographic area. Agreements are generally renewable for successive one-year terms. Either party can terminate the agreement without cause by 90 days written notice to the other party or immediately by written notice to the other party, upon the occurrence of certain specified events. Agreements are generally not assignable without prior approval from the Company. Most agreements are structured to provide representatives and distributors with sales discounts off the Company's domestic list price. Distributors are also paid commissions for sales of the Company's products. No single independent representative or distributor accounted for more than 4% of the Company's revenues in 1998 and all independent representatives and distributors combined accounted for less than 10% of the Company's revenues in 1998.

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

Sales cycles for such system products can be lengthy, and can range up to twelve months. Sales are typically made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. No single unaffiliated customer accounted for more than 4% of the Company's sales in 1998. Sales and orders for the Company's products historically have generally not been affected by significant seasonal demand.


Competition
-----------

The Company competes in several specialized markets against a limited number of companies, some of which are more established, enjoy higher name recognition and possess far greater financial, technological and marketing resources than the Company while others are relatively small and highly specialized firms. In general, the Company competes on the basis of the performance, quality and reliability of its products, as well as on the basis of price and timely manufacturing and delivery. The Company also competes with the internal equipment manufacturing operations of many of its potential customers. While the Company attempts to convince such potential customers that it would be more efficient to outsource their equipment needs, there can be no assurance that the Company will be successful in penetrating this portion of these markets. Further, there can be no assurance that any of such potential customers will not market its internally manufactured equipment to third parties and thereby compete directly with the Company. In the research laboratory equipment market, increasing budgetary constraints are expected to give low-cost providers a competitive advantage, notwithstanding reduced quality and performance. In addition, because of the fragmented nature of this market, general equipment manufacturers may gain a market presence without specifically targeting the market.

There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, or that new competitors, some of which may have substantially greater financial, technical and marketing resources than the Company, will not seek to enter the markets served by the Company's products.


Manufacturing
-------------

The Company assembles, tests and packages its components and systems at its domestic manufacturing facilities located in Irvine and San Luis Obispo, California, Boulder, Colorado and Plymouth, Minnesota. The Company's international manufacturing facilities are located in France. A portion of the Company's research and development facilities, its corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disasters.

The Company's manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for its larger products, assembling the subassemblies and components into integrated systems. The Company seeks to design and manufacture components internally for its integrated systems, although on a limited basis the Company purchases completed products from certain suppliers and resells those products through its distribution system. Most of these completed products are produced to the Company's specifications and carry the Company's logo.

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


Research and Product Development
--------------------------------

The Company continually seeks to improve its technological position through internal research and product development and licensing and acquisitions of complementary technologies. Technological advances, evolving industry standards and new product introductions and enhancements characterize the computer peripherals, semiconductor equipment and fiber optic communications equipment markets, as well as the other markets for the Company's products. The Company attempts to enhance its existing products and develop and introduce innovative new products to satisfy customer needs. As the Company's business continues to evolve towards systems integration, the Company regularly investigates new ways to combine components manufactured at its various operations to produce innovative technological solutions for the markets it serves. The Company is investing in a number of programs to develop new products and product enhancements to complement its AutoAlign fiber alignment system for the fiber optic communications market. During 1996 it introduced the ORION packaging system, a semiautomated single-mode fiber alignment system as well as a series of X-ray goniometers for sale to the high-energy physics research market. In 1997 the Company introduced the DynamYX300 air-bearing motion system targeted at the 300 millimeter semiconductor wafer processing test equipment market, the ESP6000, a digital signal processor (DSP) based motion controller specifically designed for test, measurement, inspection, and alignment applications, and the TS series of linear motion stages designed for semiconductor and computer peripheral test and measurement applications. In addition, the Company introduced its models 8008 and 6000 benchtop laser diode controllers as well as a number of new products for the photonics research market and the traditional Laser Electro-Optical market. In 1998 the Company introduced the AutoBar/TM/ Laser Diode Test Station, which adds the ability to automatically test unmounted laser diode chips and laser bars to the Company's line of test equipment for the fiber optic communication industry. The Company also introduced the MAT350/TM/ semiconductor wafer positioning system as a mid-range companion to the ultra-precision DynamYX300 motion system, the UNIDRIVE6000/TM/ Universal Motor Driver, an intelligent motor driver that works with the ESP6000 motion controller to automatically configure itself, and the RV series of high performance annular rotation stages designed for test, measurement, inspection and alignment applications where rotary motion is required. In addition, the Company introduced its models 8016, 5600 and 3150 benchtop laser diode controllers as well as a number of new products for the photonics research market and the traditional Laser Electro-Optical market. Management is committed to continued product development and intends to maintain R&D expenditures at a level between 7% and 9% of net sales for the development of new products and product improvements.

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


Intellectual Property and Proprietary Rights
--------------------------------------------

The Company has a number of patents, trademarks, exclusive marketing rights and licenses. The Company believes that its business relies primarily on its product performance, experience and marketing skill, and is not dependent upon patent rights. Although the Company continues to implement protective measures, including requiring all employees and certain key suppliers and consultants to the Company to sign nondisclosure agreements, and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, there can be no assurance that infringement, invalidity, right to use or ownership claims by third parties will not be asserted in the future, which claims could materially adversely affect the Company's business, operating results or financial condition, regardless of the outcome.


Employees
---------

As of December 31, 1998, the Company had 810 employees worldwide. None of the Company's employees are represented by a union. The Company believes that its relationship with its employees is good.


Backlog
-------

The consolidated backlog of all the Company's products was $22.5 million, $22.6 million and $20.7 million at December 31, 1998, 1997 and 1996, respectively.
The Company manufactures a significant portion of its products for inventory to provide the capability to make shipments upon receipt of an order. The remainder of the Company's products are made to order with typical lead times of three to twelve weeks. Because of these short response times and because orders are generally cancelable with little or no penalty, the Company does not believe that its backlog of orders at any particular date is a meaningful indicator of the Company's sales for any succeeding period.

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


ITEM 2  Properties
------  ----------

The Company's headquarters and principal California manufacturing operations are located at 1791 Deere Avenue, Irvine, California. The Company leases the Deere Avenue property under a fifteen-year lease expiring in March 2007. In addition, the Company has manufacturing operations in owned facilities at Beaune and La Boulonnie, France and in leased facilities at San Luis Obispo, California, Boulder, Colorado and Plymouth, Minnesota and leases office space in Santa Clara, California for its Western Region sales, service and application center. The Company owns a sales and administration office in Evry, France and leases sales and service offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. The Company's centralized European distribution center, currently located at leased facilities in the Netherlands, is scheduled to be relocated to the Company's facility in Beaune, France during the second quarter of 1999. The Company believes that its facilities are adequate for its current needs and that suitable additional or substitute space will be available in the future to accommodate expansion of the Company's operations. The Company acquired in 1991, in connection with the acquisition of Micro-Controle, a building and land in Garden City, New York and several properties and buildings at various locations in France. During the first quarter of 1995 the Company relocated its Garden City, New York manufacturing operations to Irvine, California and leased the New York property. In 1998, the Company sold this property for approximately $2.0 million.


ITEM 3  Legal Proceedings
------  -----------------

The Company is not a party to any material legal proceedings other than routine litigation incidental to its business.


ITEM 4  Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5  Market For the Registrant's Common Equity and Related Security Holder
------  ---------------------------------------------------------------------
        Matters
        -------

Price Range of Common Stock
---------------------------

The Company's common stock is traded on the NASDAQ National Market under NASDAQ symbol NEWP. As of December 31, 1998, the Company had 1,557 common stockholders of record. Refer to Note 15, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 42 for quarterly share price and dividend payments.


Sales of Unregistered Securities
--------------------------------

In May 1998 the Company sold and issued 2,000 shares of the Company's common stock to an individual for cash consideration of $16,380.

ITEM 6  Selected Financial Data
------  -----------------------

The following table presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, restated to include financial information of ROI and LCI which were accounted for as poolings of interests

(In thousands, except percent, per share and worldwide employment):

                                             1998       1997       1996       1995       1994
                                           ---------  ---------  ---------  ---------  --------

 FOR THE YEAR:

 Net sales                                 $134,359   $132,594   $119,910   $101,961   $94,201
 Cost of sales                               75,491     74,844     67,103     55,421    51,811
                                           --------   --------   --------   --------   -------
    Gross profit                             58,868     57,750     52,807     46,540    42,390
 Selling, general and administrative         33,017     35,825     36,741     34,441    32,240
 Research and development                    11,738      9,490      8,204      6,765     5,371
                                           --------   --------   --------   --------   -------
    Income from operations                   14,113     12,435      7,862      5,334     4,779
 Interest expense                            (1,891)    (1,992)    (1,931)    (1,593)   (1,782)
 Other income (expense), net                    121       (349)       477      1,137     1,839
                                           --------   --------   --------   --------   -------
    Income before income taxes               12,343     10,094      6,408      4,878     4,836
 Income tax provision                         3,365      3,030      1,705      1,003     1,654
                                           --------   --------   --------   --------   -------
    Net income                             $  8,978   $  7,064   $  4,703   $  3,875   $ 3,182
                                           ========   ========   ========   ========   =======

 Percent of net sales:
    Gross profit                               43.8%      43.6%      44.0%      45.6%     45.0%
    Selling, general and administrative        24.6       27.0       30.6       33.8      34.2
    Research and development                    8.7        7.2        6.9        6.6       5.7
    Income from operations                     10.5        9.4        6.5        5.2       5.1
    Net income                                  6.7        5.3        3.9        3.8       3.4

 PER SHARE: (1)
 Net income
    Basic                                  $   1.00   $   0.80   $   0.54   $   0.47   $  0.39
    Diluted                                    0.96       0.77       0.52       0.45      0.38
 Dividends paid                                0.04       0.04       0.04       0.04      0.04
 Equity (diluted)                              7.56       6.61       6.39       6.18      5.57

 AT YEAR END:
 Cash and marketable securities            $  5,335   $  7,456   $  3,375   $  1,524   $ 3,624
 Customer receivables, net                   25,798     23,372     23,418     19,767    18,755
 Inventories                                 31,260     28,326     28,954     22,744    21,432
 Other current assets                         6,713      7,850      6,782      4,868     4,512
                                           --------   --------   --------   --------   -------
    Current assets                           69,106     67,004     62,529     48,903    48,323
 Investments and other assets                 6,451      5,830      5,191      4,557     4,441
 Property, plant and equipment               22,696     22,994     24,045     22,327    23,044
 Goodwill, net                               12,220     10,133     11,612      8,161     8,846
                                           --------   --------   --------   --------   -------
    Total assets                           $110,473   $105,961   $103,377   $ 83,948   $84,654
                                           ========   ========   ========   ========   =======

 Current liabilities                       $ 20,608   $ 22,689   $ 20,787   $ 20,330   $26,604
 Long-term debt                              17,536     21,027     23,464      9,899    11,117
 Other liabilities                            1,359      1,587      1,697      1,032       282
 Stockholders' equity                        70,970     60,658     57,429     52,687    46,651
                                           --------   --------   --------   --------   -------
    Total liabilities and equity           $110,473   $105,961   $103,377   $ 83,948   $84,654
                                           ========   ========   ========   ========   =======

 MISCELLANEOUS STATISTICS
 Working capital                           $ 48,498   $ 44,315   $ 41,742   $ 28,573   $21,719
 Common shares outstanding                    9,119      8,951      8,890      8,699     8,441
 Worldwide employment at end of period          810        775        746        662       650
 Sales per employee                        $    166   $    171   $    161   $    154   $   145

 (1) Net income and equity per share (diluted) for all periods prior to 1997 have been restated as necessary to conform with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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


OVERVIEW
--------

The following is management's discussion and analysis of certain significant factors that have affected the results of operations and financial condition of the Company during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes. This discussion includes the impact of the acquisition of MikroPrecision Instruments, Inc. ("MPI") for all periods and Environmental Optical Sensors, Inc. ("EOSI") for 1998, which were accounted for using the purchase method, as described more fully in Note 2 to the consolidated financial statements on page 33 of this Form 10-K.


RESULTS OF OPERATIONS
---------------------

Financial Analysis    The following table sets forth, for the periods indicated,
------------------
certain income and expense items expressed as a percent of the Company's net sales and as period-to-period percent increases or decreases:

                                                            Period-to-Period
                                    Percent of Net Sales   Increase (Decrease)
                                   ----------------------  -------------------

                                    1998    1997    1996      1998    1997
                                   ------  ------  ------    ------  -------

Net sales                          100.0%  100.0%  100.0%      1.3%    10.6%
Cost of sales                       56.2    56.4    56.0       0.9     11.5
                                   -----   -----   -----

     Gross profit                   43.8    43.6    44.0       1.9      9.4
Selling, general and
  administrative expense            24.6    27.0    30.6      (7.8)    (2.5)
Research and
  development expense                8.7     7.2     6.9      23.7     15.7
                                   -----   -----   -----

     Income from operations         10.5     9.4     6.5      13.5     58.2
Interest expense                    (1.4)   (1.5)   (1.6)     (5.1)     3.2
Other income (expense), net          0.1    (0.3)    0.4     134.7   (173.2)
                                   -----   -----   -----

     Income before income taxes      9.2     7.6     5.3      22.3     57.5
Income tax provision                 2.5     2.3     1.4      11.1     77.7
                                   -----   -----   -----

     Net income                      6.7     5.3     3.9      27.1     50.2
                                   =====   =====   =====

Net Sales    For 1998, 1997 and 1996, the Company's net sales totaled
---------
$134.4 million, $132.6 million and $119.9 million, respectively. Net sales for 1998 increased $1.8 million compared with 1997, with increases of $1.9 million in domestic markets partially offset by decreases of $0.1 million in international markets (net of $0.9 million unfavorable exchange rate effect). Net sales for 1997 increased $12.7 million compared with 1996, with increases of $15.9 million in domestic markets partially offset by a $3.2 million decrease in international markets.

Domestic sales totaled $87.6 million, $85.7 million and $69.8 million for 1998, 1997 and 1996, respectively. For 1998, sales increased $1.9 million compared with 1997. This growth was principally attributable to sales increases of $5.4 million and $2.1 million to the fiber optic communications and research markets, respectively, partially offset by sales declines in the semiconductor and computer peripherals markets of $3.6 million and $2.1 million, respectively. The domestic semiconductor and computer peripherals markets were negatively impacted by the economic situation in Asia and overcapacity throughout much of 1998, which resulted in lower demand for capital equipment the Company supplies to these markets. Domestic sales in 1997 increased $15.9 million versus 1996. The growth is primarily attributable to a $6.6 million increase in sales to the semiconductor equipment, fiber optic communications and computer peripherals markets, sales growth totaling
$2.1 million to research customers and increases in sales to other general metrology customers.

International sales totaled $46.8 million, $46.9 million and $50.1 million for 1998, 1997 and 1996, respectively. Sales in 1998 decreased $0.1 million versus 1997. Sales to European markets, reflecting the Company's efforts to expand commercial market penetration, grew $2.7 million, or 10%, over 1997, with France, Germany, the Netherlands, the United Kingdom and Switzerland accounting for most of the increase. Negative foreign exchange rate effects on European sales totaled $0.7 million. Sales to Asian markets declined $5.5 million, or 37%, with Hong Kong, Korea, Taiwan and the ASEAN countries accounting for most of the decrease and sales into Japan increasing $0.7 million. Sales into Canada and Latin America grew $2.7 million, or 82%, over 1997. Canada and Latin America sales were also negatively impacted by a foreign exchange rate effect, which totaled $0.2 million. For 1997, international sales decreased
$3.2 million versus 1996 primarily due to the effect of the stronger U.S. dollar, which negatively impacted the translation of 1997 European sales by $3.0 million when compared with 1996, and continued softness throughout most of the year in European research markets, particularly France and Germany. Excluding the negative foreign exchange rate effects, European sales were approximately flat in 1997 as compared with 1996. Pacific Rim sales declined $0.5 million in 1997 versus 1996. Results in this region were mixed with sales to the Hong Kong and Taiwan markets growing $1.4 million while sales to Japan and the ASEAN countries declined $2.1 million.

The order rate was essentially flat year over year as strong growth in the fiber optic communications market segment was offset by declines in the Company's other segments. Management expects improvements in sales in 1999 particularly in the United States and Europe as the Company continues to leverage its expertise in the design, manufacture and marketing of high precision components, instruments and integrated systems to the fiber optic communications, semiconductor equipment, computer peripherals and scientific research markets. However, the continued strength of the U.S. dollar against European currencies and the economic uncertainty in Asia may offset in part the anticipated sales growth in those markets. Overall, management anticipates that net sales in 1999 will increase over 1998; however, such growth is dependent on many factors and cannot be assured.


Operating Income    Total cost of sales and operating expenses for 1998, 1997
----------------
and 1996 were $120.2 million, $120.2 million and $112.0 million, respectively.

Gross margin was 43.8%, 43.6% and 44.0% for 1998, 1997 and 1996, respectively. The Company's gross margin was essentially flat in 1998 versus 1997. The decrease in gross margin in 1997 from 1996 was attributable primarily to the higher growth rates in sales to OEM customers in the Company's target markets, which generally have lower margins, but also lower sales and marketing expenses. Management anticipates that, despite the expectation that sales to OEM customers in the Company's target markets will comprise an increasing proportion of the Company's net sales, the Company's overall gross margin will increase slightly in 1999 as a result of increased sales volume and continued manufacturing productivity improvements Company-wide.

Selling, general and administrative (SG&A) expenses totaled $33.0 million, $35.8 million and $36.7 million for 1998, 1997 and 1996, respectively, representing 24.6%, 27.0% and 30.6% of net sales in the respective years. SG&A decreased in 1998 versus 1997 by $2.8 million primarily due to decreased costs for incentive compensation programs, lower advertising expenses, reduced sales and marketing expenses in Europe that resulted from changes made in 1997 to the European sales organization and favorable exchange rate effect in Europe of $0.3 million. The $0.9 million decrease in SG&A in 1997 compared with 1996 resulted primarily from favorable exchange rate effects in Europe, decreases in advertising and other controllable expenses, delayed personnel replacement and the favorable effect on sales and marketing expenses from the mix shift toward OEM customers. Excluding the $1.1 million benefit of exchange rates, real SG&A expenses increased $0.2 million or less than 1% compared with 1996. Management anticipates that SG&A expenses in total will increase in 1999 but will decline as a percent of sales as a result of increased sales volume.

Research and development (R&D) expenses totaled $11.7 million, $9.5 million and $8.2 million for 1998, 1997 and 1996, respectively. R&D expenses represented 8.7%, 7.2% and 6.9% of net sales in 1998, 1997 and 1996, respectively. The increases in R&D expenses in 1998 compared with 1997 and in 1997 compared with 1996, were attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of the Company's automated packaging and test equipment product lines for the fiber optic communications market, improvements to the LaserWeld packaging workstation, development of laser diode burn-in and characterization systems and new products and software for the Company's Instruments and Systems segment. Management is committed to continued product development and intends to maintain R&D expenditures at a level between 7% and 9% of net sales for the development of new products and product improvements. The Company is dependent to a significant extent upon its ability to enhance its existing products and to introduce innovative new products that gain market acceptance. There can be no assurance, however, that the Company will be successful in selecting, developing or manufacturing new products, or in enhancing its existing products so as to achieve such market acceptance.

Operating income totaled $14.1 million, $12.4 million and $7.9 million for 1998, 1997 and 1996, respectively. Operating income represented 10.5%, 9.4% and 6.5% of net sales in 1998, 1997 and 1996, respectively. Management anticipates that operating income will improve in 1999, both in total and as a percentage of net sales, primarily as a result of anticipated net sales growth exceeding expense growth.

Interest Expense    Interest expense totaled $1.9 million, $2.0 million and
----------------
$1.9 million for 1998, 1997 and 1996, respectively. Although a majority of the Company's debt is at fixed interest rates, the Company anticipates interest expense for 1999 will decrease slightly from 1998 because its long term debt base will be reduced in each of the second and fourth quarters when principal payments of $1.5 million are due.

Other Income/(Expense), Net    Interest and dividend income totaled
---------------------------
$0.5 million, $0.2 million and $0.1 million for the years 1998, 1997 and 1996, respectively. Exchange losses were $0.3 million and $0.5 million in 1998 and 1997, respectively, versus exchange gains of less than $0.1 million in 1996. The Company recorded investment gains totaling $0.3 million in 1998 as well as other expense of $0.4 million. Minimal investment gains were recorded in 1997. There were no investment gains recorded in 1996.

Taxes Based On Income    The effective tax rates for 1998, 1997 and 1996 were
---------------------
27.3%, 30.0% and 26.6%, respectively. The decrease in the effective tax rate for 1998 compared with 1997 was primarily the result of improved profitability at the Company's European operations resulting in the increased utilization of foreign tax loss carryforwards. Management anticipates that the Company's effective tax rate in 1999 will remain at approximately the same level as the effective tax rate in 1998 as a result of an expected continuation of benefits from the utilization of foreign tax loss carryforwards.

Employment    Worldwide employment of the Company totaled 810, 775 and 746 at
----------
December 31, 1998, 1997 and 1996, respectively. The increase in employment at December 31, 1998, was a result of the acquisition of EOSI and the expansion of the Company's research and development efforts. Sales per employee approximated $166,000, $171,000 and $161,000 during 1998, 1997 and 1996, respectively.

Stockholders' Equity    Stockholders' equity increased from $57.4 million ($6.39
--------------------
per diluted share) as of December 31, 1996, to $60.7 million ($6.61 per diluted share) as of December 31, 1997 and to $71.0 million ($7.56 per diluted share) as of December 31, 1998. The increases in 1998 and 1997 were attributable to the respective year earnings and issuance of stock under stock option and purchase plans, offset in part by dividend payments, unrealized translation losses and repurchase of stock under the Company's share repurchase program. The Company paid dividends totaling $0.4 million during each of the years 1998, 1997 and 1996, respectively. This represents 4 cents per share for each year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities of $7.0 million was primarily attributable to the Company's operating income plus non-cash items, principally depreciation and amortization, offset in part by changes in operating assets and liabilities. Customer receivables increased 10.4% in 1998, while sales grew by 1.3%. Inventories increased 10.4% in 1998 over 1997 levels in part because of production planning associated with the Company's goal of maintaining competitive manufacturing lead times. The Company believes that it must maintain certain levels of inventory in order to ensure that the lead times to its customers remain competitive, however high levels of inventory increases the risk that the Company will have to write down inventory in the future due to obsolescence if the Company does not correctly anticipate market demand for certain of its products. Accounts payable increased 1.6% in 1998 compared with 1997 as a result of higher inventory levels offset in part by lower operating expenses.

Net cash used in investing activities of $6.7 million was attributable principally to the Company's purchases of property, plant and equipment
($5.4 million) and acquisition costs associated with the purchase of EOSI ($3.6 million), partially offset by the net proceeds on the sale of an equity investment and other property ($3.0 million). The Company's expenditures for the purchase of property, plant and equipment aggregated $5.0 million and $5.8 million for 1997 and 1996, respectively.

Net cash used in financing activities of $2.4 million was attributable principally to the repurchase of stock under the Company's share repurchase program and by a decrease in long-term borrowings, partially offset by the issuance of common stock in connection with stock option and purchase plans.

In February 1998, Newport's board of directors authorized the repurchase of an additional 350,000 shares under the Company's share repurchase program which commenced in April 1997. This brings the total number of shares authorized for repurchase to 640,000. The Company repurchased 172,000 and 290,000 of such shares in 1998 and 1997, respectively.

At December 31, 1998, the Company had in place a $25.0 million unsecured line of credit expiring December 31, 2000 with interest at prime, or LIBOR plus 1.0% and an unused line fee of 20 basis points to support its worldwide operations. At December 31, 1998, there were no amounts outstanding under the line of credit with $24.8 million available after considering outstanding letters of credit.

The Company believes its current working capital position together with estimated cash flows from operations and its existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements, and continuation of its share repurchase program over at least the next year and for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see "Additional Factors That May Affect Operating Results," below), and there can be no assurance that the Company will not require additional funding in the future.

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

Impact of Year 2000

Certain business operations software programs were written using two digits rather than four to define the applicable year. As a result, those software programs are time-sensitive and recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including but not limited to, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company initiated a review of its business operations software requirements in early 1996 as part of the normal course of upgrading its systems to support current and anticipated growth. Among the criteria for acquiring new or upgraded software was that it be Year 2000 compliant. In 1997 the Company acquired new operating software that is Year 2000 compliant. Testing and implementation occurred throughout 1998 with final conversion at year-end. Cost of acquiring the upgraded computer hardware and software was approximately $1.2 million and has been capitalized.

Newport sells certain products that include various software applications. The Company has determined that, since January 1, 1996, its product software has been Year 2000 compliant. The Company has also requested assurance from its goods and services providers that they are, or have programs in place to be, Year 2000 compliant.

The Company established an Information Technology Steering Committee, which reports directly to the President and Chief Executive Officer. The committee members include executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, customer service, communications, facilities, procurement and human resources. The committee is responsible for addressing Year 2000 issues associated with the Company's (1) business application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications; (2) embedded systems, including equipment that operates such items as the Company's telecommunications and facilities;
(3) software applications embedded in certain of the Company's products;
(4) vendor and supplier relationships; and (5) contingency planning.

While the Company anticipates no major interruption of its business activities, that will be dependent in part, upon the ability of third parties to be Year 2000 compliant. The Company's most likely potential risk is the inability of some customers to order and/or pay on a timely basis and/or the inability of some suppliers to receive orders and/or deliver on a timely basis. Although the Company has implemented the actions described above to address third party issues, it has no direct ability to influence the compliance actions by such parties. Accordingly, while the Company believes its actions in this regard should reduce Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks may have.

While the Company currently believes that neither the software developed by it as part of its products nor the software licensed by it for its internal use will be materially affected by Year 2000 problems, there can be no assurance that the Company's product software, its internal computer systems and networks or those of its key vendors, developers, distributors and customers will not be affected by such Year 2000 issues, which could have a material adverse effect on the Company's business, operating results and financial condition.


European Economic and Monetary Union (EMU)  New European Currency

On January 1, 1999, member countries of the European Economic and Monetary Union established fixed conversion rates between their existing national currencies and one common currency the euro. The euro trades on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. While, the Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations, there can be no assurance that the Company's key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on the Company's business, operating results and financial condition. Further, there can be no assurance that the currency market volatility will not increase, which could have an adverse effect on the Company's euro exposures.


Adoption of Statement of Financial Accounting Standards No. 130

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


Adoption of Statement of Financial Accounting Standards No. 131

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. While adoption of SFAS No. 131 results in more reported segments (see Note 13) than previously reported, it does not have an impact on the Company's results of operations, financial position or cash flow.


Pending Adoption of Statement of Financial Accounting Standards No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and therefore the Company will adopt the new requirements effective with the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations, financial position or cash flow.


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


Risks of Doing Business in International Markets

In 1998, 1997 and 1996, international revenues, which include export sales, accounted for approximately 34.8%, 35.3% and 41.8%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result of conducting business internationally, the Company is subject to various risks, which include: a greater difficulty of administering its business globally; compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers; difficulties in staffing and managing foreign operations; longer accounts receivable cycles; currency fluctuations; export control restrictions; overlapping or differing tax structures; political and economic instability and general trade restrictions. In addition, due to various factors, including the difficulty of assessing the various political and economic factors that may affect the strength of foreign economies, it is often difficult to project demand for the Company's products in foreign countries. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

Competition

Intense competition exists among manufacturers of precise motion, measurement and automation products, and the Company believes that competition from both new and existing competitors will increase in the future. The Company competes principally in several specialized market segments against a limited number of companies, some of which are more established, enjoy higher name recognition and possess far greater financial, technological and marketing resources than the Company, while others are relatively small and highly specialized firms. The Company currently competes principally on the basis of the performance and quality of its products, including reliability, as well as on price and timely manufacture and delivery. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors, or that new competitors, some of which may have substantially greater financial, technical and marketing resources than the Company, will not seek to enter the markets served by the Company's products. In addition, there can be no assurance that competitive pressures will not cause the Company to reduce prices, which would negatively affect its gross margins.


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

Integration of Acquisitions

The Company's recent growth has been partly the result of strategic acquisitions of complementary businesses. Accordingly, the Company's future operating results will be dependent on its ability to integrate various business operations in an effective manner. The Company intends to further broaden its product offering by designing and marketing complete systems comprised of components manufactured within its various operations. There can be no assurance that the Company will be successful in managing and integrating such business operations. In addition, the Company's acquisition-related growth will continue to place additional demands on the Company's management and resources.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is foreign exchange rates which may generate translation and transaction gains and losses.


Foreign Currency Risk

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause the Company to adjust its financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constituted less than 1% of the Company's 1998 consolidated operating profit. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. The Company estimates that a 10% change in foreign exchange rates would not have a material impact on reported operating profit. The Company believes that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to the Company's earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in the Consolidated Statement of Comprehensive Income on page 30.


Interest Rate Risk

The Company has no significant exposure to interest rate risk as its primary debt instruments carry fixed interest rates.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8  Financial Statements and Supplementary Data
------  -------------------------------------------

Consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, the report of independent auditors thereon and the Company's unaudited quarterly financial data for 1998 and 1997 are referenced in Item 14 herein.


ITEM 9  Changes in and Disagreements with Accountants on Accounting and
------  ----------------------------------------------------------------
        Financial Disclosure
        --------------------

Not applicable.


                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant
------- --------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with its May 20, 1999 Annual Meeting of Stockholders.


ITEM 11 Executive Compensation
------- ----------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with its May 20, 1999 Annual Meeting of Stockholders.


ITEM 12 Security Ownership of Certain Beneficial Owners and Management
------- --------------------------------------------------------------

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1998 in connection with its May 20, 1999 Annual Meeting of Stockholders.


ITEM 13 Certain Relationships and Related Transactions
------- ----------------------------------------------

In November 1996, the Company entered into a Consulting Agreement with Richard
E. Schmidt, a director of the Company and the Company's former Chairman and Chief Executive Officer, pursuant to which Mr. Schmidt provides consulting services to the Company in exchange for a consulting fee equal to $100,000 per year. Such Agreement is renewable by the Company for additional one-year terms through December 31, 2001. In connection with such Agreement, the Compensation Committee of the Board of Directors amended certain option and restricted stock agreements with Mr. Schmidt to provide that (1) the vesting of the options shall be accelerated and such options shall be exercisable during the term of the Consulting Agreement and (2) the restricted stock shall continue to vest in accordance with the original time schedule.

The Company has entered into Severance Compensation Agreements with certain of its officers. See response to Item 11 above.

                                    PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K
------- ----------------------------------------------------------------

  (a)  1.  Financial Statements and Financial Statement Schedules
       ----------------------------------------------------------

           Report of Independent Auditors                                     26

           FINANCIAL STATEMENTS:
           ---------------------
           Consolidated income statement
             for the years ended December 31, 1998, 1997 and 1996             27

           Consolidated balance sheet
             at December 31, 1998 and 1997                                    28

           Consolidated statement of cash flows
             for the years ended December 31, 1998, 1997 and 1996             29

           Consolidated statement of stockholders' equity
             for the years ended December 31, 1998, 1997 and 1996             30

           Consolidated statement of comprehensive income
             for the years ended December 31, 1998, 1997 and 1996             30

           Notes to consolidated financial statements                      31-42

           FINANCIAL STATEMENT SCHEDULES:
           ------------------------------

           II - Consolidated valuation accounts                               43

           All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

       2.  Exhibits
       ------------

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

           Exhibit 10.2 1992 Incentive Stock Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).*

           Exhibit 10.3 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual
                          Report on Form 10-K for the year ended December 31,
                          1997).*

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K
------- ----------------------------------------------------------------
        (Cont'd)
        --------

           Exhibit 10.4   Form of Severance Compensation Agreement between
                          Newport Corporation and certain Executive Officers
                          (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

           Exhibit 10.5   Note Agreement dated as of May 2, 1996 between Newport
                          Corporation and The Prudential Insurance Company of
                          America (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended
                          March 31, 1996).

           Exhibit 10.6   Severance Compensation Agreement dated as of April 8,
                          1996, between Newport Corporation, a Nevada
                          Corporation, and Robert J. Phillippy, Vice President and General Manager (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996).*

           Exhibit 10.7   Severance Compensation Agreement dated as of May 1,
                          1996, between Newport Corporation, a Nevada
                          Corporation, and Robert G. Deuster, President and
                          Chief Executive Officer (incorporated by reference to
                          Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 1996).*

           Exhibit 10.8   Consulting Agreement dated November 7, 1997 between
                          Newport Corporation, a Nevada Corporation, and Richard
                          E. Schmidt, a director of the Company (incorporated by reference to Exhibit 10.14 of the Company's Annual
                          Report on Form 10-K for the year ended December 31,
                          1997).

           Exhibit 10.9   Credit Agreement dated as of February 26, 1998 between
                          Newport Corporation and ABN AMRO Bank N.V., Los
                          Angeles International Branch (incorporated by reference to Exhibit 10.15 of the Company's Annual
                          Report on Form 10-K for the year ended December 31,
                          1997).

           Exhibit 21     Subsidiaries of Registrant

           Exhibit 23     Consent of Independent Auditors

           Exhibit 27     Financial Data Schedule (Article 5 of Regulation S-X)

       -------------
       * Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a) (3) of Form 10-K

  (b)  Reports on Form 8-K
       -------------------

       The Company filed no Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION

/S/ ROBERT G. DEUSTER                                                      March 22, 1999
-------------------------------------------------------------------------  --------------
Robert G. Deuster, President and Chief Executive Officer                        Date
   (Principal Executive Officer)

/S/ ROBERT C. HEWITT                                                       March 22, 1999
-------------------------------------------------------------------------  --------------
Robert C. Hewitt, Vice President, Chief Financial Officer and Secretary         Date
   (Chief Financial Officer)

/S/ WILLIAM R. ABBOTT                                                      March 22, 1999
-------------------------------------------------------------------------  --------------
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

/S/ R. JACK APLIN                                                          March 22, 1999
-------------------------------------------------------------------------  --------------
R. Jack Aplin, Member of the Board                                              Date

/S/ ROBERT L. GUYETT                                                       March 22, 1999
-------------------------------------------------------------------------  --------------
Robert L. Guyett, Member of the Board                                           Date

/S/ C. KUMAR N. PATEL                                                      March 22, 1999
-------------------------------------------------------------------------  --------------
C. Kumar N. Patel, Member of the Board                                          Date

/S/ KENNETH F. POTASHNER                                                   March 22, 1999
-------------------------------------------------------------------------  --------------
Kenneth F. Potashner, Member of the Board                                       Date

/S/ RICHARD E. SCHMIDT                                                     March 22, 1999
-------------------------------------------------------------------------  --------------
Richard E. Schmidt, Member of the Board                                         Date

/S/ JOHN T. SUBAK                                                          March 22, 1999
-------------------------------------------------------------------------  --------------
John T. Subak, Member of the Board                                              Date

                        Report of Independent Auditors



The Board of Directors and Stockholders
Newport Corporation


We have audited the accompanying consolidated balance sheet of Newport Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           /S/ ERNST & YOUNG LLP


Orange County, California
January 26, 1999

                              NEWPORT CORPORATION
                         Consolidated Income Statement




(In thousands, except per share amounts)         Years Ended December 31,
                                              --------------------------------

                                                 1998       1997       1996
                                              ----------  ---------  ---------
Net sales                                      $134,359   $132,594   $119,910
Cost of sales                                    75,491     74,844     67,103
                                               --------   --------   --------

Gross profit                                     58,868     57,750     52,807
Selling, general and administrative expense      33,017     35,825     36,741
Research and development expense                 11,738      9,490      8,204
                                               --------   --------   --------

Income from operations                           14,113     12,435      7,862
Interest expense                                 (1,891)    (1,992)    (1,931)
Other income (expense), net                         121       (349)       477
                                               --------   --------   --------

Income before income taxes                       12,343     10,094      6,408
Income tax provision                              3,365      3,030      1,705
                                               --------   --------   --------

Net income                                     $  8,978   $  7,064   $  4,703
                                               ========   ========   ========

Net income per share

  Basic                                        $   1.00   $   0.80   $   0.54
  Diluted                                      $   0.96   $   0.77   $   0.52


Number of shares used to calculate
 net income per share

  Basic                                           8,989      8,865      8,700
  Diluted                                         9,384      9,179      8,984



Dividends per share                            $   0.04   $   0.04   $   0.04


                            See accompanying notes.

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet



(In thousands, except share data)                                      December 31,
                                                                   --------------------
                                                                      1998       1997
                                                                   ---------  ---------
ASSETS
Current assets:
 Cash and cash equivalents                                          $  5,335   $  7,456
 Customer receivables, net                                            25,798     23,372
 Other receivables                                                     2,367      2,529
 Inventories                                                          31,260     28,326
 Deferred tax assets                                                   2,703      3,256
 Other current assets                                                  1,643      2,065
                                                                    --------   --------
  Total current assets                                                69,106     67,004

Investments and other assets                                           6,451      5,830
Property, plant and equipment, at cost, net                           22,696     22,994
Goodwill, net                                                         12,220     10,133
                                                                    --------   --------
                                                                    $110,473   $105,961
                                                                    ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Accounts payable                                                   $  6,180   $  6,082
 Accrued payroll and related expenses                                  5,566      5,855
 Taxes based on income                                                    95      2,056
 Current portion of long-term debt                                     3,699      2,380
 Other current liabilities                                             5,068      6,316
                                                                    --------   --------
  Total current liabilities                                           20,608     22,689


Long-term debt                                                        17,536     21,027
Other liabilities                                                      1,359      1,587
Commitments (Note 9)

Stockholders' equity:
 Common stock, $0.35 stated value, 20,000,000 shares authorized;
  9,119,000 shares issued and outstanding at December 31, 1998;
  8,951,000 shares at December 31, 1997                                3,192      3,132
 Capital in excess of stated value                                     8,573      8,026
 Unamortized deferred compensation                                      (548)      (519)
 Unrealized translation loss                                          (3,916)    (5,036)
 Retained earnings                                                    63,669     55,055
                                                                    --------   --------
  Total stockholders' equity                                          70,970     60,658
                                                                    --------   --------
                                                                    $110,473   $105,961
                                                                    ========   ========


                            See accompanying notes.

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows



(In thousands)                                           Years Ended December 31,
                                                       -----------------------------
                                                         1998      1997      1996
                                                       --------  --------  ---------
Operating activities:
 Net income                                            $ 8,978   $ 7,064   $  4,703
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                         6,075     5,830      6,062
   Increase in provision for losses on
     receivables, inventories and investments            1,073     1,906      1,226
   Deferred income taxes                                   704        87       (215)
   Other non-cash items, net                              (481)      345        (84)
   Changes in operating assets and liabilities:
     Receivables                                        (1,532)   (1,269)    (2,841)
     Inventories                                        (3,472)   (2,051)    (6,596)
     Other current assets                                 (196)   (1,261)      (979)
     Other assets                                          280       (78)         -
     Accounts payable and other accrued expenses        (2,107)      925      2,106
     Taxes based on income                              (2,283)      798        112
     Other, net                                             (1)        1       (108)
                                                       -------   -------   --------
Net cash provided by operating activities                7,038    12,297      3,386
                                                       -------   -------   --------

Investing activities:
 Purchases of property, plant and equipment             (5,378)   (5,034)    (5,844)
 Disposition of property, plant and equipment            2,323       396        201
 Acquisition of business, net of cash acquired          (3,561)     (879)    (4,442)
 Proceeds from sales of investments
     and marketable securities                             720         -          -
 Other, net                                               (779)     (728)      (436)
                                                       -------   -------   --------
Net cash used in investing activities                   (6,675)   (6,245)   (10,521)

Financing activities:
 Proceeds from debt placement                                -         -     21,605
 Decrease in long-term borrowings                       (2,360)     (790)   (13,237)
 Cash dividends paid                                      (362)     (357)      (351)
 Repurchase of common stock                             (2,879)   (3,996)         -
 Issuance of common stock under employee
     agreements including associated tax benefit         3,218     2,910      1,013
                                                       -------   -------   --------
Net cash provided by (used in) financing activities     (2,383)   (2,233)     9,030
                                                       -------   -------   --------

Effect of foreign exchange rate changes on cash           (101)      262        (44)
                                                       -------   -------   --------
Increase (decrease) in cash and cash equivalents        (2,121)    4,081      1,851
Cash and cash equivalents at beginning of year           7,456     3,375      1,524
                                                       -------   -------   --------
Cash and cash equivalents at end of year               $ 5,335   $ 7,456   $  3,375
                                                       =======   =======   ========

                            See accompanying notes.

                              NEWPORT CORPORATION
                Consolidated Statement of Stockholders' Equity


(In thousands)                                Years Ended December 31,
                                            ---------------------------
                                              1998      1997     1996
                                            --------  --------  -------
Common shares:
 Shares outstanding at beginning of year      8,951     8,890     8,699
 Issuance of common shares                      340       351       191
 Repurchase of common shares                   (172)     (290)        -
                                            -------   -------   -------
 Shares outstanding at end of year            9,119     8,951     8,890
                                            =======   =======   =======

Common stock:
 Balance at beginning of year                $3,132    $3,110    $3,045
 Issuance of common stock                       113       117        49
 Grants of restricted stock, net                  7         7        16
 Repurchase of common stock                     (60)     (102)        -
                                            -------   -------   -------
 Balance at end of year                       3,192     3,132     3,110
                                            =======   =======   =======

Capital in excess of stated value:
 Balance at beginning of year                 8,026     8,959     7,609
 Issuance of common stock                     3,105     2,793       964
 Grants of restricted stock, net                261       168       386
 Repurchase of common stock                  (2,819)   (3,894)        -
                                            -------   -------   -------
 Balance at end of year                       8,573     8,026     8,959
                                            =======   =======   =======

Unamortized deferred compensation:
 Balance at beginning of year                  (519)     (548)     (369)
 Grants of restricted stock, net               (268)     (175)     (402)
 Amortization of deferred compensation          239       204       223
                                            -------   -------   -------
 Balance at end of year                        (548)     (519)     (548)
                                            =======   =======   =======

Unrealized translation loss:
 Balance at beginning of year                (5,036)   (2,442)   (1,773)
 Unrealized translation gain (loss)           1,120    (2,594)     (669)
                                            -------   -------   -------
 Balance at end of year                      (3,916)   (5,036)   (2,442)
                                            =======   =======   =======

Retained earnings:
 Balance at beginning of year                55,055    48,350    44,175
 Dividends                                     (364)     (359)     (528)
 Net income                                   8,978     7,064     4,703
                                            -------   -------   -------
 Balance at end of year                      63,669    55,055    48,350
                                            =======   =======   =======
Total stockholders' equity                  $70,970   $60,658   $57,429
                                            =======   =======   =======


                 Consolidated Statement of Comprehensive Income


(In thousands)                                  Years Ended December 31,
                                            ------------------------------

                                              1998       1997       1996
                                            --------   --------   --------
Net Income                                   $ 8,978    $ 7,064    $ 4,703
Unrealized translation gain (loss)             1,120     (2,594)      (669)
                                             -------   --------    -------
Comprehensive income                         $10,098    $ 4,470    $ 4,034
                                             =======   ========    =======


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

Sales A sale is recorded upon customer acceptance after all significant obligations have been met, collectability is probable and title has passed to the customer. Customers have 30 days from the original invoice date (60 days for international customers) to return a catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Custom configured and certain other products as defined in the Company's Customer Satisfaction and Product Guarantee Policy cannot be returned. Unless otherwise stated in its product literature, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Defective products will be either repaired or replaced, at the Company's option, upon meeting certain criteria.

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


Advertising The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of product catalogs. The Company uses these product catalogs as its principal marketing tools for the scientific market. Sales to this market approximate 35% of the Company's annual revenues. The catalogs provide detailed product information as well as extensive technical and applications data. The catalogs are published in English, French and Japanese languages and are mailed worldwide to more than 100,000 potential customers.

The Company believes that after a period of approximately 12 months, no future benefit can be realized from these catalogs due to price changes, technological enhancements to existing products and new product releases. As such, the Company has established a benefit period of 12 months and amortizes catalog costs over this timeframe. Advertising materials of $0.2 million and $0.6 million were reported as assets at December 31, 1998 and 1997, respectively. Advertising expense was $1.4 million, $1.6 million and $1.7 million for 1998, 1997 and 1996, respectively.

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

Fair Values of Financial Instruments Fair values of cash and cash equivalents, short-term borrowings and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates its carrying value because their rates of interest approximate current market rates. The carrying amounts of the foreign exchange contracts, if any, equal fair value and are adjusted each balance sheet date for changes in exchange rates.

Investments Nonmarketable investments are stated at cost, adjusted for the Company's proportionate share of undistributed earnings.

Intangible Assets Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over its estimated useful life of fifteen to twenty years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. Accumulated amortization of intangible assets, principally goodwill, totaled $4.5 million and $3.5 million at December 31, 1998 and 1997, respectively.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings (Note 11). Foreign exchange contracts totaled $4.2 million and $5.6 million at December 31, 1998 and 1997, respectively.

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

Adoption of Statement of Financial Accounting Standards No. 130 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the

Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Adoption of Statement of Financial Accounting Standards No. 131 Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. While adoption of SFAS No. 131 has increased the number of segments reported by the Company, it will not have an impact on the Company's results of operations, financial position or cash flow.

Pending Adoption of Statement of Financial Accounting Standards No. 133 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and therefore the company will adopt the new requirements effective with the filing of its quarterly report on form 10-Q for the quarter ended March 31, 2000. Management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on the company's results of operations, financial position or cash flow.


NOTE 2  ACQUISITIONS

On January 2, 1996, the Company acquired, for $5.3 million, substantially all the assets and selected liabilities of MPI, a manufacturer of precision equipment for high technology industries such as the semiconductor and disk drive markets. The company is located in Plymouth, Minnesota, a suburb of Minneapolis, Minnesota. The acquisition was accounted for as a purchase. In connection with this acquisition the company recorded goodwill totaling
$4.7 million.

On October 13, 1998, the Company acquired, for $3.5 million in cash plus additional consideration based upon achievement of future milestones, all the outstanding capital stock of EOSI, a manufacturer of tunable external cavity diode laser systems and other components. The Company is located in Boulder, Colorado. The acquisition was accounted for as a purchase. The excess of the purchase price, including associated acquisition costs of $0.1 million, over the net assets acquired resulted in goodwill of $2.6 million.


NOTE 3  CUSTOMER RECEIVABLES

Customer receivables consist of the following:

(In thousands)                                       December 31,
                                                  ----------------
                                                    1998    1997
                                                  -------  -------
Customer receivables                              $26,077  $23,857
Less allowance for doubtful accounts                  279      485
                                                  -------  -------
                                                  $25,798  $23,372
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

Inventories consist of the following:

(In thousands)                                              December 31,
                                                       ---------------------
                                                        1998          1997
                                                       -------       -------
Raw materials and purchased parts                      $12,412       $10,161
Work in process                                          5,301         5,236
Finished goods                                          13,547        12,929
                                                       -------       -------
                                                       $31,260       $28,326
                                                       =======       =======

NOTE 5   INCOME TAXES

The provision for taxes based on income consists of the following:

(In thousands)                                     Years Ended December 31,
                                                   ------------------------
                                                    1998     1997    1996
                                                   -------  ------  -------
Current:
  Federal                                           $1,999   $2,329  $1,541
  State                                                225      321     200
  Foreign                                              437      293     179

Deferred:
  Federal                                              674       48    (214)
  State                                                 35       39       5
  Foreign                                               (5)       -      (6)
                                                    ------   ------  ------
                                                    $3,365   $3,030  $1,705
                                                    ======   ======  ======

The provision for taxes based on income differs from the amount obtained by applying the statutory tax rate as follows:


(In thousands)                                               Years Ended December 31,
                                                             ------------------------
                                                               1998     1997     1996
                                                             -------  -------  -------

Income tax provision at statutory rate                       $4,220   $3,432   $2,179
Increase (decrease) in taxes resulting from:
  Non deductible goodwill amortization                          142      153      201
  Foreign losses not benefited                                    2      107      167
  State income taxes, net of federal income tax benefit         171      238      136
  Utilization of foreign losses                                 (21)     (57)    (151)
  Reduction in valuation allowance                             (237)       -     (217)
  Research and development tax credits                         (490)       -        -
  Conversion of foreign subsidiaries to u.s. partnerships         -        -     (276)
  Foreign sales corporation income                             (516)    (734)    (283)
  Other, net                                                     94     (109)     (51)
                                                             ------   ------   ------
                                                             $3,365   $3,030   $1,705
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

In 1998 the Company reduced the valuation allowance applicable to foreign net operating loss carryforwards by approximately $415,000 because of improvements in earnings of certain of its European subsidiaries.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheet, are as follows:


(In thousands)                                                 December 31,
                                                            ------------------
                                                              1998      1997
                                                            -------   -------
Deferred tax assets:
  Net operating loss carryforwards                          $ 9,336   $ 9,629
  Accruals not currently deductible for tax purposes          1,682     2,658
  Other                                                         129      (172)
  Valuation allowance                                        (8,444)   (8,859)
                                                            -------   -------
    Total deferred tax asset                                  2,703     3,256
                                                            -------   -------
Deferred tax liabilities:
  Accelerated depreciation methods used for tax purposes        854       796
  Other                                                         505       791
                                                            -------   -------
    Total deferred tax liability                              1,359     1,587
                                                            -------   -------
Net deferred tax asset                                      $ 1,344   $ 1,669
                                                            =======   =======

The Company has foreign net operating loss carryforwards totaling approximately $25.5 million at December 31, 1998, principally expiring in the years 2007 through 2012. For financial reporting purposes, a valuation allowance has been recorded primarily to offset the deferred tax asset related to foreign net operating loss carryforwards. Approximately $2.8 million of the valuation allowance will be allocated to reduce goodwill when realized. Approximately $0.2 million and $0.1 million of the valuation allowance realized was allocated to goodwill for 1998 and 1997, respectively. As the Company's net operating loss carryforwards and valuation allowance are largely denominated in foreign currencies, they are subject to foreign currency translation adjustments as described in Note 1 above and to the risks associated therewith. (See also Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on Page 21 for further discussion of exchange rate risk.) The exchange gain related to gross net operating loss carryforwards is largely offset by a corresponding exchange fluctuation in the valuation allowance. Accordingly, the net effect of currency fluctuations on the net operating loss carryforwards, net of valuation allowance, is not material. Net income taxes paid for 1998, 1997 and 1996 totaled $4.3 million, $2.0 million and $1.8 million, respectively.


NOTE 6  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:


(In thousands)                                            December 31,
                                                      ---------------------
                                                       1998          1997
                                                      -------       -------
Land                                                  $ 1,287       $ 1,954
Buildings                                               7,218        12,069
Leasehold improvements                                  8,715         8,381
Machinery and equipment                                24,063        20,620
Office equipment                                       11,715        10,074
                                                      -------       -------
                                                       52,998        53,098
Less accumulated depreciation                          30,302        30,104
                                                      -------       -------
                                                      $22,696       $22,994
                                                      =======       =======

NOTE 7    INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:


(In thousands)                                                December 31,
                                                         --------------------
                                                          1998         1997
                                                         ------       -------
Nonmarketable investments                                $3,661        $4,169
Other assets                                              2,790         1,661
                                                         ------       -------
                                                         $6,451        $5,830
                                                         ======        ======

Nonmarketable investments consist primarily of investments in private companies, including a 25% interest in a U.S. supplier and a 23% interest in a company active in laser and electro-optical technology, stated at cost, adjusted for the company's proportionate share of undistributed earnings. The company made purchases of approximately $4.3 million, $4.3 million and $4.5 million from the U.S. supplier during 1998, 1997 and 1996, respectively.

Other assets consist primarily of capitalized software, patents and license agreements.


NOTE 8   LONG-TERM DEBT

Long-term debt consists of the following:


(In thousands)                                              December 31,
                                                          ----------------
                                                            1998     1997
                                                          -------  -------

Credit agreements:
    PIBOR + 1.00%, maturing December 2000                 $     -  $   258
Term notes:
    8.25% senior notes, maturing May 2004                  18,500   20,000
Capitalized lease obligations, payable
  in installments to 2005, in french francs                 1,783    1,938

Equipment loans                                               952    1,211
                                                          -------  -------
                                                           21,235   23,407
Less current portion                                        3,699    2,380
                                                          -------  -------
                                                          $17,536  $21,027
                                                          =======  =======

During May 1996, the Company obtained $20.0 million of long-term financing from an insurance company. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in may 2004. interest is payable semiannually and semiannual principal payments commenced during November 1998.

At December 31, 1998, the Company had in place a $25.0 million unsecured line of credit expiring December 31, 2000 with interest at prime, or LIBOR (London Interbank Offered Rate) plus 1.0% and an unused line fee of 20 basis points to support its worldwide operations. At December 31, 1998, there were no amounts outstanding under the line of credit with $24.8 million available after considering outstanding letters of credit.

Capitalized lease obligations of 10.0 million French francs (approximately
$1.8 million) relate to real estate and equipment located in France. The original cost of assets under capital leases at December 31, 1998 and 1997, was
19.1 million French francs (approximately $3.4 million at December 31, 1998). Accumulated amortization totaled 9.2 million French francs (approximately
$1.6 million) and 8.3 million French francs (approximately $1.4 million) at December 31, 1998 and 1997, respectively. Required annual payments are as follows:

                (In thousands)              Capitalized
                                               Lease     Borrowings and
        For years ending December 31,       Obligations    Term Notes
                                            -----------  --------------
        1999                                  $  465         $ 3,365
        2000                                     406           4,423
        2001                                     348           5,164
        2002                                     354           3,500
        2003                                     324           2,000
        Thereafter                               342           1,000
                                              ------         -------
                                               2,239
        Less interest                            456
                                              ------
                                              $1,783         $19,452
                                              ======         =======

Interest paid for 1998, 1997 and 1996, totaled $1.9 million, $1.9 million and $1.6 million, respectively.


NOTE 9   COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31
(in thousands):

                        1999              $2,452
                        2000               2,305
                        2001               2,155
                        2002               2,067
                        2003               1,874
                        Thereafter         5,948

The principal lease expires in 2007. Rental expense under all leases totaled $2.6 million for each of the 1998, 1997 and 1996 years.


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

The following table summarizes option plan and restricted stock activity for the years ended December 31, 1998, 1997 and 1996:

                                                        Under Plan               Weighted Average
                              Available    ------------------------------------    Exercise Price
                              for Option   Restricted                            of Option Shares
                               or Award      Stock       Options       Total        Under Plan
                              ----------   ----------   ----------   ---------   ----------------
Balance, December 31, 1995       540,190       73,500    1,018,515   1,092,015         $ 6.93

Authorized                       177,793            -            -           -              -
Granted                         (376,000)      55,500      320,500     376,000           8.71
Exercised                              -      (22,250)     (64,585)    (86,835)          5.35
Forfeited                        120,939      (10,000)    (110,939)   (120,939)          8.24
                                --------      -------    ---------   ---------

Balance, December 31, 1996       462,922       96,750    1,163,491   1,260,241           7.37

Authorized                       179,027            -            -           -              -
Granted                         (222,000)      20,500      201,500     222,000           8.90
Exercised                              -      (16,000)    (224,616)   (240,616)          7.35
Forfeited                         78,316            -      (78,316)    (78,316)          7.07
                                --------      -------    ---------   ---------

Balance, December 31, 1997       498,265      101,250    1,062,059   1,163,309           7.69

Authorized                       182,388            -            -           -              -
Granted                         (489,600)      20,000      469,600     489,600          13.50
Exercised                              -      (24,625)    (229,400)   (254,025)          6.57
Forfeited                         31,900            -      (31,900)    (31,900)         10.50
                                --------      -------    ---------   ---------
Balance, December 31, 1998       222,953       96,625    1,270,359   1,366,984         $ 9.97
                                ========      =======    =========   =========

The weighted average per share fair value of restricted stock granted during 1998 and 1997 was $13.38 and $8.76, respectively.

At December 31, 1997, options on 637,101 shares were exercisable with a weighted average exercise price of $7.00 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 1998 (Contractual life in years):

                                      Options Outstanding         Options Exercisable
                        ----------------------------------------  -------------------
                                     Weighted Average  Weighted               Weighted
                                        Remaining      Average                Average
       Range of           Number       Contractual     Exercise    Number     Exercise
   Exercise Prices      Outstanding        Life         Price    Exercisable   Price
----------------------  -----------  ----------------  --------  -----------  --------
     $ 5.00 - 10.13         830,759         5.5            8.05      572,971      7.70
      11.63 - 21.00         439,600         9.0           13.61        1,000     12.53
                          ---------                              -----------
                          1,270,359                                  573,971
                          =========                              ===========

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock awards. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands)                                       1998    1997    1996
                                                    ------  ------  ------
Net income  reported                                $8,978  $7,064  $4,703

Net income - pro forma                              $7,524  $6,707  $4,405

Diluted earnings per share - reported               $ 0.96  $ 0.77  $ 0.52
Diluted earnings per share - pro forma              $ 0.80  $ 0.73  $ 0.49

The fair value of each option grant in 1998 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.33%; expected annual volatility of 41.01%; risk-free interest rate of 5.44%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 1997 and 1996 was estimated on the date of the grant using the following weighted-average assumptions: dividend yield of 0.33%; expected annual volatility of 34.00%; risk-free interest rate of 6.36%; expected lives of 5 years; and expected turnover rate of 12.90%. The weighted average per share fair value of options granted in 1998, 1997 and 1996 was $5.81, $3.56 and $4.26, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company and selected subsidiaries with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2005. An aggregate of 650,000 shares of common stock is available for purchase under the Purchase Plan. There were 82,201 and 87,662 shares issued under the Purchase Plan during 1998 and 1997, respectively. The amounts included in the pro forma net income disclosures related to the impact of the Purchase Plan totaled $0.2 million, $0.1 million and $0.1 million for the years 1998, 1997 and 1996, respectively.


NOTE 11   OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:


(In thousands)                                      Years Ended December 31,
                                                    ------------------------
                                                      1998     1997    1996
                                                    -------   ------  ------

Interest and dividend income                          $ 458   $ 210   $ 105
Exchange gains (losses), net                           (261)   (497)     27
Gains on sale of investments, net                       134      14       -
Other                                                  (210)    (76)    345
                                                      -----   -----   -----
                                                      $ 121   $(349)  $ 477
                                                      =====   =====   =====


NOTE 12   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:


(In thousands, except per share amounts)            Years Ended December 31,
                                                    ------------------------
                                                      1998     1997    1996
                                                    -------  -------  ------
Numerator:
 Net income                                          $8,978   $7,064  $4,703


Denominator:
 Denominator for basic earnings per
   share - weighted-average shares                    8,989    8,865   8,700

 Effect of dilutive securities:
  Employee stock options                                337      252     225
  Restricted stock                                       58       62      59
                                                      -----    -----   -----
 Dilutive potential common shares                       395      314     284
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                     9,384    9,179   8,984
                                                      =====    =====   =====

Basic earnings per share                              $1.00    $0.80   $0.54
Diluted earnings per share                            $0.96    $0.77   $0.52

NOTE 13   BUSINESS SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which superseded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operation or financial position, but did affect the following disclosure of segment information.

The Company operates in three reportable segments; two comprising domestic operations - Components and Subassemblies, and Instruments and Systems. The third segment comprises the Company's Europe operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest, amortization of certain intangibles and certain corporate expenses are not allocated to the segments. In addition, certain assets, including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments. Intersegment sales are recorded at the selling Division's cost plus profit.

The Components and Subassemblies segment consists primarily of Vibration Isolation Products, Mechanical Components, Optics and Subassemblies. The Instruments and Systems segment consists primarily of Instruments, Motion Control Devices and Systems, Process Automation Workstations for Photonics manufacturing and Video-Based Measurement and Inspection Systems. The Europe segment is comprised of the Company's European-based manufacturing and sales operations.

Selected financial information for the Company's reportable segments for the years ended December 31, 1998, 1997 and 1996 follows:


(In thousands)                  Components  Instruments
                                       and          and
                             Subassemblies      Systems   Europe     Total
                             -------------  -----------  -------   --------

Year Ended December 31, 1998:
----------------------------
Sales to external customers        $42,242      $60,137  $28,322   $130,701
Intersegment sales                   5,989        5,831    7,912     19,732
Depreciation and amortizaton         1,061        1,853    1,723      4,637
Segment income (loss)               11,874        1,887      (77)    13,684

Segment assets                      16,196       41,835   33,599     91,630
Expenditures for long-lived
  assets                               512        2,234    1,368      4,114


Year Ended December 31, 1997:
----------------------------

Sales to external customers        $44,004      $59,063  $26,983   $130,050
Intersegment sales                   5,789        5,100    7,015     17,904
Depreciation and amortization        1,068        1,602    1,777      4,447
Segment income (loss)               10,877        3,372   (1,356)    12,893
Segment assets                      16,693       32,613   32,884     82,190
Expenditures for long-lived
  assets                               572        1,536      758      2,866


Year Ended December 31, 1996:
----------------------------

Sales to external customers        $40,153      $45,995  $31,732   $117,880
Intersegment sales                   4,820        3,816    7,928     16,564
Depreciation and amortization        1,064        1,068    2,622      4,754
Segment income (loss)                6,648        1,864     (373)     8,139

Segment assets                      16,819       30,658   38,380     85,857
Expenditures for long-lived
  assets                               289        3,711    1,244      5,244

The following reconciles segment income to consolidated income before income taxes and segment assets and depreciation and amortization to consolidated assets and consolidated depreciation and amortization.


(in thousands)                                                      1998       1997       1996
                                                                 ---------  ---------  ---------
Revenue and income:
Total segment sales                                               $150,433   $147,953   $134,444
Non reportable segment sales                                         3,658      2,545      2,030
Elimination of intersegment sales                                  (19,732)   (17,904)   (16,564)
Consolidated sales                                                $134,359   $132,594   $119,910
                                                                  ========   ========   ========
Segment income                                                    $ 13,684   $ 12,893   $  8,139
Income from non reportable segments                                    174        225        (85)

Unallocated amounts:
Unallocated corporate and other operating income (expense)             255       (683)      (192)
Interest expense                                                    (1,891)    (1,992)    (1,931)
Other income (expense)                                                 121       (349)       477
                                                                  --------   --------   --------
Income before income taxes                                        $ 12,343   $ 10,094   $  6,408
                                                                  ========   ========   ========

Assets:
Assets for reportable segments                                    $ 91,630   $ 82,190   $ 85,857
Assets for non reportable segments                                   2,257      1,108      1,020
Assets held at corporate                                            16,586     22,663     16,500
                                                                  --------   --------   --------
Total assets                                                      $110,473   $105,961   $103,377
                                                                  ========   ========   ========

Expenditures for long-lived assets for reportable segments        $  4,114   $  2,866   $  5,244
Expenditures for long-lived assets for non reportable segments          69         22         28
Expenditures for long-lived assets held at corporate                 1,195      2,146        572
                                                                  --------   --------   --------
Total expenditures for long-lived assets                          $  5,378   $  5,034   $  5,844
                                                                  ========   ========   ========

Depreciation and amortization:
Depreciation and amortization for reportable segments             $  4,637   $  4,447   $  4,754
Depreciation and amortization for non reportable segments               37         26         30
Depreciation and amortization for assets held at corporate           1,401      1,357      1,278
                                                                  --------   --------   --------
Total depreciation and amortization                               $  6,075   $  5,830   $  6,062
                                                                  ========   ========   ========

Selected financial information for the Company's operations by geographic segment is as follows:

                                                   1998      1997      1996
                                                 --------  --------  --------
Geographic area revenue:

United States                                    $ 87,561  $ 85,749  $ 69,780
Europe (1)                                         30,358    27,659    30,615
Pacific Rim                                         9,468    14,974    15,441
Other                                               6,972     4,212     4,074
                                                 --------  --------  --------
                                                 $134,359  $132,594  $119,910
                                                 ========  ========  ========

Geographic area long-lived assets:

United States                                    $ 14,094  $ 14,855  $ 14,160
Europe                                              8,508     8,074     9,831
Other                                                  94        65        54
                                                 --------  --------  --------
                                                 $ 22,696  $ 22,994  $ 24,045
                                                 ========  ========  ========

(1) Europe revenues disclosed in the geographic segment include all revenues from sales to European-based customers whereas Europe segment revenues are comprised of sales from the Company's Europe operations.

NOTE 14   DEFINED CONTRIBUTION PLAN


The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. Company contributions to the plan are determined based on a percentage of contributing employees' compensation. Expense recognized for the plan totaled $1.3 million, $1.0 million and $0.9 million for 1998, 1997 and 1996, respectively.


NOTE 15  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)


(In thousands, except per share amounts)

                                                    Diluted Net  Dividends    High       Low
                            Net     Gross    Net    Income Per      Per       Share      Share
Three months ended         Sales   Profit   Income     Share       Share      Price      Price
------------------------  -------  -------  ------  -----------  ---------  --------  ----------
    December 31, 1998     $33,407  $14,708  $2,565        $0.28      $0.02  $17/3/4/  $   8/7/8/

    September 30, 1998     33,456   14,517   2,218         0.24          -   19/3/4/     10/5/8/

    June 30, 1998          33,833   15,163   2,189         0.23       0.02   22/7/8/     17/3/4/

    March 31, 1998         33,663   14,480   2,006         0.21          -   21/3/4/     12/1/4/

    December 31, 1997     $36,983  $16,325  $2,570        $0.28      $0.02  $17/1/2/  $13/13/16/

    September 30, 1997     32,699   13,965   1,769         0.19          -        16     11/1/8/

    June 30, 1997          31,861   13,941   1,465         0.16       0.02   12/1/4/      8/1/4/

    March 31, 1997         31,051   13,519   1,260         0.14          -    9/1/2/      8/1/2/


                              NEWPORT CORPORATION
                                  Schedule II
                        Consolidated Valuation Accounts


(In thousands)



                                      Balance at      Additions                                         Balance
                                      Beginning   Charged to Costs                    Other Charges     at End
            Description               of Period     and Expenses     Write-Offs (1)  Add (Deduct) (2)  of Period
           ------------               ----------  -----------------  --------------  ----------------  ---------
Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts           $  485            $  (97)        $  (120)             $ 11      $  279
Reserve for inventory obsolescence         4,119             1,170          (1,460)              475       4,304
Warranty reserve                             426               966          (1,056)                -         336
                                          ------            ------         -------              ----      ------
Total                                     $5,030            $2,039         $(2,636)             $486      $4,919
                                          ======            ======         =======              ====      ======

Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts           $  524            $  134         $  (122)            $ (51)      $  485
Reserve for inventory obsolescence         4,065             1,772          (1,401)             (317)       4,119
Warranty reserve                               -               982            (556)                -          426
                                          ------            ------         -------             -----       ------
Total                                     $4,589            $2,888         $(2,079)            $(368)      $5,030
                                          ======            ======         =======             =====       ======

Year ended December 31, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts           $  537            $   62         $   (59)            $ (16)      $  524
Reserve for inventory obsolescence         3,295             1,164            (290)             (104)       4,065
Warranty reserve                               -                 -               -                 -            -
                                          ------            ------           -----             -----       ------
Total                                     $3,832            $1,226           $(349)            $(120)      $4,589
                                          ======            ======           ======            =====

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

                              NEWPORT CORPORATION
                                   FORM 10-K
                                 Exhibit Index


    Exhibit 21        Subsidiaries of Registrant

    Exhibit 23        Consent of Independent Auditors

    Exhibit 27        Financial Data Schedule (Article 5 of Regulation S-X)