Form 10-Q
period 1999-03-31
NEWPORT CORP
filed 1999-05-17
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1999
                                                 --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________


                        Commission File Number  0-1649
                                                ------


                              NEWPORT CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Nevada                                            94-0849175
--------------------------------------                    -------------------
  (State or other Jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

   1791 Deere Avenue, Irvine, CA                                92606
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code  (949) 863-3144
                                                          --------------

                                      N/A
            ------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [_]


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999, was 9,183,773

                                 Page 1 of 15
                Exhibity Index on Sequentially Numbered Page 14

                              NEWPORT CORPORATION


                                     INDEX


PART I.  FINANCIAL INFORMATION                                      Page Number

Item 1:  Financial Statements:

         Consolidated Income Statement and Condensed

         Consolidated Statement of Stockholders' Equity for the
         Three Months ended March 31, 1999 and 1998.                      3

         Consolidated Balance Sheet at March 31, 1999 and
         December 31, 1998.                                               4

         Consolidated Statement of Cash Flows for the
         Three Months ended March 31, 1999 and 1998.                      5

         Notes to Condensed Consolidated Financial Statements.          6-8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                          9-13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk   13-14


PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.                               14

SIGNATURE                                                                14

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)                       Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
Net sales                                                      $29,448    $33,663
Cost of sales                                                   16,639     19,183
                                                               -------    -------
Gross profit                                                    12,809     14,480

Selling, general and administrative expense                      7,895      8,312
Research and development expense                                 3,006      2,772
                                                               -------    -------
Income from operations                                           1,908      3,396

Interest expense                                                  (448)      (508)
Other income (expense), net                                       (190)        63
                                                               -------    -------
Income before income taxes                                       1,270      2,951

Income tax provision                                               356        945
                                                               -------    -------
Net income                                                     $   914    $ 2,006
                                                               =======    =======
Net income per share:
 Basic                                                           $0.10      $0.22
 Diluted                                                         $0.10      $0.21

Number of shares used to calculate net income per share:
 Basic                                                           9,069      8,919
 Diluted                                                         9,407      9,377

Stockholders' equity, beginning of period                      $70,970    $60,658
Net income                                                         914      2,006
Unrealized translation loss                                     (1,456)      (455)
Unamortized deferred compensation                                   54       (207)
Repurchase of common stock                                        (143)         -
Issuance of common stock                                         1,083      1,734
                                                                -------   -------
Stockholders' equity, end of period                             $71,422   $63,736
                                                                =======   =======


                            See accompanying notes

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet

(In thousands, except share data)
                                                                      March 31,    December 31,
                                                                        1999           1998
                                                                     -----------   -------------
ASSETS                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                             $  3,627        $  5,335
 Customer receivables, net                                               24,263          25,798
 Other receivables                                                        2,494           2,367
 Inventories                                                             32,874          31,260
 Deferred tax assets                                                      2,679           2,703
 Other current assets                                                     1,748           1,643
                                                                       --------        --------
  Total current assets                                                   67,685          69,106

Investments and other assets                                              6,881           6,451
Property, plant and equipment, at cost, net                              21,941          22,696
Goodwill, net                                                            11,609          12,220
                                                                       --------        --------
                                                                       $108,116        $110,473
                                                                       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $  5,400        $  6,180
 Accrued payroll and related expenses                                     4,818           5,566
 Current portion of long-term debt                                        3,695           3,699
 Other current liabilities                                                4,124           5,163
                                                                       --------        --------
  Total current liabilities                                              18,037          20,608

Long-term debt                                                           17,250          17,536
Other liabilities                                                         1,407           1,359
Commitments and contingencies

Stockholders' equity:
 Common stock, $.35 stated value, 20,000,000 shares authorized;
  9,184,000 shares issued and outstanding at March 31, 1999;
  9,119,000 shares at December 31, 1998                                   3,214           3,192
 Capital in excess of stated value                                        9,491           8,573
 Unamortized deferred compensation                                         (494)           (548)
 Unrealized translation loss                                             (5,372)         (3,916)
 Retained earnings                                                       64,583          63,669
                                                                       --------        --------
Total stockholders' equity                                               71,422          70,970
                                                                       --------        --------
                                                                       $108,116        $110,473
                                                                       ========        ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                          Three Months Ended,
                                                               March 31
                                                          -------------------
(In thousands)                                              1999       1998
                                                          --------   --------
Operating activities:
 Net income                                               $   914    $ 2,006
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            1,466      1,608
   Increase (decrease) in provision for losses
      on receivables and inventories                          (86)       396
   Other non-cash items, net                                   (3)        59
   Changes in operating assets and liabilities:
     Receivables                                              846       (556)
     Inventories                                           (1,962)    (1,736)
     Other current assets                                    (244)      (318)
     Other assets                                              95        360
     Accounts payable and other accrued expenses           (1,884)      (644)
     Taxes based on income                                   (105)      (515)
                                                          -------    -------
Net cash provided by (used in) operating activities          (963)       660
                                                          -------    -------
Investing activities:
 Purchases of property, plant and equipment                (1,092)    (1,396)
 Disposition of property, plant and equipment                  79      1,857
 Other, net                                                  (390)        12
                                                          -------    -------
Net cash provided by (used in) investing activities        (1,403)       473
                                                          -------    -------
Financing activities:
 Increase in short-term borrowings                              -        651
 Decrease in long-term borrowings                            (141)      (157)
 Cash dividends paid                                         (182)      (180)
 Repurchase of common stock                                  (143)         -
 Issuance of common stock under employee
   agreements, including associated tax benefit             1,083      1,467
                                                          -------    -------
Net cash provided by financing activities                     617      1,781
                                                          -------    -------
Effect of foreign exchange rate changes on cash                41         (1)
                                                          -------    -------
Net increase (decrease) in cash and cash equivalents       (1,708)     2,913
Cash and cash equivalents at beginning of period            5,335      7,456
                                                          -------    -------
Cash and cash equivalents at end of period                $ 3,627    $10,369
                                                          =======    =======
Cash paid in the period for:
 Interest                                                 $    85    $    51
 Taxes                                                        494      1,103

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to condensed Consolidated Financial Statements
                                March 31, 1999
                                  (Unaudited)

1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information. The accounts of the Company's subsidiaries in Europe have been consolidated using a one-month lag.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Net Income per Share

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net income per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the period.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.5 million and $4.2 million at March 31, 1999, and December 31, 1998, respectively.

2. Customer Receivables

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

                                               March 31,   December 31,
     (In thousands)                              1999          1998
                                               ---------   ------------

     Customer receivables                        $24,532        $26,077
     Less allowance for doubtful accounts            269            279
                                                 -------        -------
                                                 $24,263        $25,798
                                                 =======        =======

                              NEWPORT CORPORATION
             Notes to condensed Consolidated Financial Statements
                                March 31, 1999
                                  (Unaudited)

3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:


                                                             March 31,    December 31,
(In thousands)                                                  1999          1998
                                                             ----------   -------------

 Raw materials and purchased parts                             $11,303         $12,412
 Work in process                                                 6,705           5,301
 Finished goods                                                 14,866          13,547
                                                               -------         -------
                                                               $32,874         $31,260
                                                               =======         =======

4. Property, Plant and Equipment

Property plant and equipment consist of the following:

                                                             March 31,    December 31,
 (In thousands)                                                1999            1998
                                                             ---------    ------------

 Land                                                          $ 1,183         $ 1,287
 Buildings                                                       6,634           7,218
 Leasehold improvements                                          8,552           8,715
 Machinery and equipment                                        23,915          24,063
 Office equipment                                               11,808          11,715
                                                               -------         -------
                                                                52,092          52,998
 Less accumulated depreciation                                  30,151          30,302
                                                               -------         -------

                                                               $21,941         $22,696
                                                               =======         =======

5. Other Income (Expense), Net

Other income (expense), net, consists of the following:

                                                                  Three Months Ended
                                                                      March 31,
                                                               -----------------------
 (In thousands)                                                  1999            1998
                                                               -------         -------
 Interest and dividend income                                  $    49         $    86
 Exchange losses, net                                             (212)            (44)
 Other                                                             (27)             21
                                                               -------         -------
                                                               $  (190)        $    63
                                                               =======         =======

                              NEWPORT CORPORATION
             Notes to condensed Consolidated Financial Statements
                                March 31, 1999
                                  (Unaudited)

6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:


                                                 Three Months Ended
                                                      March 31,
                                                      ---------
(In thousands)                                    1999        1998
                                                --------   ----------

     Net income                                 $   914       $2,006
     Unrealized translation loss                 (1,456)        (455)
                                                -------       ------
                                                $  (542)      $1,551
                                                =======       ======

7. Segment Reporting

Selected financial information for the Company's reportable segments for the three months ended March 31, 1999 and 1998 follows:

(In thousands)                           Components     Instruments
                                             and            and
                                        Subassemblies     Systems      Europe     Total
                                        -------------   ------------   -------   -------

Three Months Ended March 31, 1999:
----------------------------------
Sales to external customers                   $ 9,540       $12,366    $6,132    $28,038
Intersegment sales                              1,330         1,928     1,716      4,974
Segment income (loss)                           2,543          (656)      (49)     1,838

Three Months Ended March 31, 1998:
----------------------------------
Sales to external customers                   $11,209       $14,904    $6,936    $33,049
Intersegment sales                              1,559         1,438     1,681      4,678
Segment income (loss)                           3,282           475      (227)     3,530

The following reconciles segment income to consolidated income before income taxes.

                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
(In thousands)                                               1999        1998
                                                            -------   ----------

     Segment income (loss)                                  $1,838       $3,530
     Income from non reportable segments                       152           16
     Unallocated corporate and other operating expense         (82)        (150)
     Interest expense                                         (448)        (508)
     Other income (expense)                                   (190)          63
                                                            ------       ------
     Income before income taxes                             $1,270       $2,951
                                                            ======       ======

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                  Three Months Ended March 31, 1999 and 1998

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, that there will be no material adverse change in the Company's operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on the Company's competitive position in international markets and that the Company will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to its strategic markets, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although, the Company believes that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is management's discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 1999, with the three-month period ended March 31, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 1999 and 1998


RESULTS OF OPERATIONS

                                                                             Period-to-Period
FINANCIAL ANALYSIS                      Percentage of Net Sales             Increase (decrease)
                                      ----------------------------     ----------------------------
                                      Three Months Ended March 31,     Three Months Ended March 31,
                                          1999            1998                    1998
                                         -----           -----                   ------
Net sales                                100.0%          100.0%                   (12.5)%
Cost of sales                             56.5            57.0                    (13.3)
                                         -----           -----
  Gross margin                            43.5            43.0                    (11.5)
Selling, general and
 administrative expense                   26.8            24.7                     (5.0)
Research and
 development expense                      10.2             8.2                      8.4
                                         -----           -----
  Income from operations                   6.5            10.1                    (43.8)
Interest expense                          (1.5)           (1.5)                   (11.8)
Other income (expense), net               (0.7)            0.2                       NM
Income taxes                              (1.2)           (2.8)                   (62.3)
                                         -----           -----
  Net income                               3.1             6.0                    (54.4)
                                         =====           =====

NM = not meaningful

NET SALES

Net sales for the three-month period ended March 31, 1999 were $29.4 million compared with $33.7 million for the three-month period ended March 31, 1998, a decrease of 12.5% versus the prior year period. The sales decrease versus the prior year quarter was primarily attributable to declines in sales to the semiconductor equipment, computer peripherals, research and general metrology markets of 40.9%, 19.0%, 17.5% and 13.8%, respectively. Partially offsetting this decline was growth in sales to the fiber optic communications market of 38.3% compared with 1998's first quarter.

The Company's domestic sales totaled $17.9 million for the three-month period ended March 31, 1999, compared with $21.9 million for the corresponding period in 1998, a decrease of 18.3%. The decrease in domestic sales for the quarter was evident in all of the Company's market segments, with the exception of the fiber optic communications market. Lower sales in the semiconductor equipment market was primarily caused by continued overcapacity and the resultant reduction in demand for capital equipment, while a delay in the introduction of the Company's new vision products constrained sales to the general metrology market.

The Company's international sales totaled $11.5 million for the three-month period ended March 31, 1999, compared with $11.8 million for the corresponding prior year period, a decrease of 1.7%. European sales were down $1.2 million for the quarter, a 16.0% decrease versus the respective prior year period. Sales in France, Germany and the United Kingdom combined dropped $1.5 million versus 1998's first quarter, while sales to Netherlands based customers grew $0.4 million over the prior year quarter. Foreign exchange rate effects on European sales were not significant for the quarter. Canadian sales for the three-month period, reflecting the strength of the fiber optic communications market, totaled $1.5 million, an increase of $1.0 million or 173.2% versus the prior year quarter. Sales to the Asian markets increased 3.7% to $3.1 million for the quarter, which is notable as this reverses a downward trend of the last four quarters. Providing the quarterly growth versus prior year were Korea and Australia with increases of $0.5 million and $0.2 million, respectively, partially offset by sales declines in the ASEAN countries and Japan of $0.4 million and $0.2 million, respectively.

Order rates for the first quarter were 18.9% below the prior year period as increases of 17.7% in the fiber optic communications market and 6.0% in the general metrology market were offset by declines of 71.4%, 48.7% and 11.2% in the semiconductor, computer peripherals and research markets, respectively. Semiconductor equipment market orders in the first quarter 1998 included an individual $4.0 million order. Excluding that order, the quarterly decline for the semiconductor equipment market is approximately 18.1%.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 1999 and 1998


Overall, management anticipates that net sales in 1999 will increase over 1998; however, such growth may be affected by many factors, and cannot be assured.

GROSS PROFIT

Gross margin (gross profit as a percentage of sales) increased to 43.5% of sales for the three-month period ended March 31, 1999, compared with 43.0% in the comparable 1998 period. This increase in gross margin percentage reflects a greater proportion of higher margin photonics product sales during the quarter. Management anticipates that the Company's overall gross margin will improve in 1999 as a result of this product mix effect and continued productivity improvements Company-wide.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three-month period ended March 31, 1999, decreased 5.0% compared with the three-month period ended March 31, 1998. The decrease in SG&A expenses is primarily a result of lower costs for certain compensation and incentive plans that are tied to sales and profit performance. SG&A expenses when stated as a percentage of sales were 26.8% compared with 24.7% for the prior year period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses for the three-month period ended March 31, 1999, increased $0.2 million or 8.4% compared with the three-month period ended March 31, 1998. As a percentage of sales, R&D expenses were 10.2% versus 8.2% for the prior year period. The increase in expenses is in line with management's commitment to continued product development and enhancement of existing products.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET

Interest expense totaled $0.4 million for the three-month period ended March 31, 1999 versus $0.5 million for the three-month period ended March 31, 1998. Other income (expense), net was ($0.2 million) for the three-month period ended March 31, 1999 versus $0.1 million for the 1998 first quarter. The decline versus the prior year quarter is primarily attributable to higher foreign exchange losses related to the recent strengthening of the U.S. dollar against the euro.

PROVISION FOR TAXES

The effective annual tax rates for the three-month periods ended March 31, 1999 and March 31, 1998 were 28.0% and 32.0%, respectively. The lower 1999 first quarter tax rate, compared with the 1998 first quarter tax rate, is primarily the result of increased utilization of foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1.0 million for the three-month period ended March 31, 1999 was principally attributable to payments on accounts payable and other accrued expenses ($1.9 million) and increases in certain other operating assets, principally inventories ($1.7 million). Partially offsetting these amounts were the Company's net income ($0.9 million) and depreciation and amortization ($1.5 million). Current assets totaled $67.7 million at March 31, 1999 and exceeded current liabilities ($18.0 million) at that date.

Net cash used in investing activities of $1.4 million for the three-month period ended March 31, 1999, was principally attributable to the Company's purchases of property, plant and equipment and the capitalization of certain software development costs.

Net cash provided by financing activities of $0.6 million for the three-month period ended March 31, 1999, was primarily due to the issuance of common stock under employee agreements, partially offset by the repurchase of common stock under the Company's share repurchase program, cash dividend payments and payments on borrowings.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 1999 and 1998


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

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 1999 and 1998


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

European Economic and Monetary Union (EMU)  New European Currency

On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union established fixed conversion rates between their existing national currencies and one common currency-the euro. The euro trades on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. While, the Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations, there can be no assurance that the Company's key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on the Company's business, operating results and financial condition. Further, there can be no assurance that the currency market volatility will not increase, which could have an adverse effect on the Company's euro exposures.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is foreign exchange rates which may generate translation and transaction gains and losses.

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

International operations constituted approximately 5.4% of the Company's consolidated operating profit for the three-months ended March 31, 1999. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. The Company does not enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

                              NEWPORT CORPORATION
                   Quantitative and Qualitative Disclosures
                          About Market Risk (Cont'd)
                  Three Months Ended March 31, 1999 and 1998


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

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to the Company's earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in Note 6 - Comprehensive Income (Loss) on page 8.

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

                                             NEWPORT CORPORATION
                                                (Registrant)
Dated: May 13, 1999

                            By:             /S/ ROBERT C. HEWITT
                                ------------------------------------------------
                                Robert C. Hewitt, Principal Financial Officer,
                             duly authorized to sign on behalf of the Registrant