Form 10-Q
period 1999-06-30
NEWPORT CORP
filed 1999-08-16
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended    June 30, 1999
                                                  -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from               to
                                        ---------------  ------------------

                     Commission File Number   0-1649
                                              ------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
            Nevada                                      94-0849175
            ------                                    --------------
 (State or other Jurisdiction                       (IRS Employer
  of incorporation or organization)                  Identification No.)

     1791 Deere Avenue, Irvine, CA                        92606
     -----------------------------                        -----
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (949) 863-3144
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

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999, was 9,151,479.




                                 Page 1 of 16
                  Exhibit Index Sequentially Numbered Page 15

                              NEWPORT CORPORATION


                                     INDEX



PART I. FINANCIAL INFORMATION                                      Page Number


Item 1:  Financial Statements:
         Consolidated Income Statement and Condensed
           Consolidated Statement of Stockholders' Equity for
           the Three and Six Months ended June 30, 1999 and 1998.        3

         Consolidated Balance Sheet at June 30, 1999 and
           December 31, 1998.                                            4

         Consolidated Statement of Cash Flows for the Three and Six
           Months ended June 30, 1999 and 1998.                          5

         Notes to Condensed Consolidated Financial Statements.         6-9

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                      10-14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk     15

PART II. OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.           15

Item 6:  Exhibits and Reports on Form 8-K.                              15

SIGNATURE                                                               15

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


(In thousands, except per share amounts)          Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                 --------------------   --------------------
                                                   1999        1998       1999       1998
                                                 ---------   --------   --------   ---------

Net sales                                         $35,576    $33,833    $65,024     $67,496
Cost of sales                                      19,716     18,670     36,355      37,853
                                                  -------    -------    -------     -------
Gross profit                                       15,860     15,163     28,669      29,643

Selling, general and administrative expense         9,390      8,419     17,285      16,731
Research and development expense                    3,220      3,180      6,226       5,952
                                                  -------    -------    -------     -------
Income from operations                              3,250      3,564      5,158       6,960

Interest expense                                     (457)      (485)      (905)       (993)
Other income (expense), net                            60        139       (130)        202
                                                  -------    -------    -------     -------
Income before income taxes                          2,853      3,218      4,123       6,169

Income tax provision                                  798      1,029      1,154       1,974
                                                  -------    -------    -------     -------
Net income                                        $ 2,055    $ 2,189    $ 2,969     $ 4,195
                                                  =======    =======    =======     =======

Net income per share
 Basic                                            $  0.23    $  0.24    $  0.33     $  0.47
 Diluted                                          $  0.22    $  0.23    $  0.32     $  0.44

Number of shares used to calculate net income per share

  Basic                                             9,080      9,032      9,077       8,978
  Diluted                                           9,336      9,497      9,374       9,441

Stockholders' equity, beginning of period         $71,422    $63,736    $70,970     $60,658
Net income                                          2,055      2,189      2,969       4,195
Dividends                                            (183)      (183)      (183)       (183)
Unrealized translation gain (loss)                   (710)       328     (2,166)       (127)
Unamortized deferred compensation                      54         59        108        (148)
Repurchase of common stock                           (855)    (1,387)      (998)     (1,387)
Issuance of common stock                               76        751      1,159       2,485
                                                  -------    -------    -------     -------
Stockholders' equity, end of period               $71,859    $65,493    $71,859     $65,493
                                                  =======    =======    =======     =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet


(In thousands, except share data)
                                                                      June 30,     December 31,
                                                                        1999           1998
                                                                     -----------   -------------
ASSETS                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                             $  2,686        $  5,335
 Customer receivables, net                                               26,338          25,798
 Other receivables                                                        2,289           2,367
 Inventories                                                             33,648          31,260
 Deferred tax assets                                                      2,646           2,703
 Other current assets                                                     2,817           1,643
                                                                       --------        --------

  Total current assets                                                   70,424          69,106

Investments and other assets                                              7,633           6,451
Property, plant and equipment, at cost, net                              21,470          22,696
Goodwill, net                                                            11,220          12,220
                                                                       --------        --------

                                                                       $110,747        $110,473
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $  6,666        $  6,180
 Accrued payroll and related expenses                                     4,160           5,566
 Line of credit                                                           3,500               -
 Current portion of long-term debt                                        3,684           3,699
 Other current liabilities                                                3,972           5,163
                                                                       --------        --------

  Total current liabilities                                              21,982          20,608

Long-term debt                                                           15,499          17,536
Other liabilities                                                         1,407           1,359
Commitments and contingencies

Stockholders' equity:
 Common stock, $.35 stated value, 20,000,000 shares authorized;
  9,151,000 shares issued and outstanding at June 30, 1999;
  9,119,000 shares at December 31, 1998                                   3,203           3,192
 Capital in excess of stated value                                        8,723           8,573
 Unamortized deferred compensation                                         (440)           (548)
 Unrealized translation loss                                             (6,082)         (3,916)
 Retained earnings                                                       66,455          63,669
                                                                       --------        --------

Total stockholders' equity                                               71,859          70,970
                                                                       --------        --------
                                                                       $110,747        $110,473
                                                                       ========        ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

(In thousands)
                                                           Six Months Ended
                                                                June 30
                                                          ------------------
                                                            1999      1998
                                                          -------    -------
Operating activities:
 Net income                                               $ 2,969    $ 4,195
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                           3,274      3,083
    Increase in provision for losses
     on receivables and inventories                           274        894
    Other non-cash items, net                                  62       (222)
    Changes in operating assets and liabilities:
     Receivables                                           (1,350)     1,873
     Inventories                                           (3,287)    (3,229)
     Other current assets                                  (1,506)      (705)
     Other assets                                             (35)       320
     Accounts payable and other accrued expenses           (1,424)    (2,925)
     Taxes based on income                                   (106)        41
     Other, net                                                 -         (1)
                                                          -------    -------
Net cash provided by (used in) operating activities        (1,129)     3,324
                                                          -------    -------

Investing activities:
 Purchases of property, plant and equipment, net           (2,205)    (2,946)
 Disposition of property, plant and equipment, net            108      2,395
 Proceeds from sale of investment                               -        720
 Payments for in-process technology                        (1,099)         -
 Other, net                                                     -         31
                                                          -------    -------
Net cash provided by (used in) investing activities        (3,196)       200
                                                          -------    -------

Financing activities:
 Increase in credit line                                    3,500          -
 Decrease in long-term borrowings                          (1,841)      (839)
 Cash dividends paid                                         (182)      (180)
 Repurchase of common stock                                  (998)    (1,387)
 Issuance of common stock under employee
  agreements, including associated tax benefit              1,159      2,217
                                                          -------    -------
Net cash provided by (used in) financing activities         1,638       (189)
                                                          -------    -------

Effect of foreign exchange rate changes on cash                38          4
                                                          -------    -------
Net increase (decrease) in cash and cash equivalents       (2,649)     3,339
Cash and cash equivalents at beginning of period            5,335      7,456
                                                          -------    -------
Cash and cash equivalents at end of period                $ 2,686    $10,795
                                                          =======    =======

Cash paid in the period for:
 Interest                                                 $   909    $ 1,004
 Taxes                                                      1,205      1,293

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)


1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information.

Both the three- and six-month periods in 1999 include net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter that eliminated a one-month lag in the reporting of European results. Without the change, net sales would have been $33.1 million and $62.5 million, respectively, for the 1999 second quarter and first half. Earnings per share were not impacted by the change.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $6.6 million and $4.2 million at June 30, 1999, and December 31, 1998, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

2. Customer Receivables

The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:
                                               June 30,   December 31,
     (In thousands)                              1999         1998
                                               --------   ------------
     Customer receivables                       $26,643        $26,077
     Less allowance for doubtful accounts           305            279
                                                -------        -------
                                                $26,338        $25,798
                                                =======        =======
3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                June 30,   December 31,
     (In thousands)                               1999         1998
                                                --------   ------------
     Raw materials and purchased parts           $11,395        $12,412
     Work in process                               7,243          5,301
     Finished goods                               15,010         13,547
                                                 -------        -------
                                                 $33,648        $31,260
                                                 =======        =======

4. Property, Plant and Equipment

Property plant and equipment consist of the following:

                                                June 30,   December 31,
     (In thousands)                               1999         1998
                                                --------   -------------

     Land                                        $ 1,136        $ 1,287
     Buildings                                     6,370          7,218
     Leasehold improvements                        8,488          8,715
     Machinery and equipment                      24,098         24,063
     Office equipment                             12,371         11,715
                                                 -------        -------
                                                  52,463         52,998
     Less accumulated depreciation                30,993         30,302
                                                 -------        -------
                                                 $21,470        $22,696
                                                 =======        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

5. Other Income (Expense), Net

Other income (expense), net, consists of the following:


                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                      -------------------    ------------------
(In thousands)                                          1999       1998        1999      1998
                                                      --------   ---------   --------   -------

Interest and dividend income                           $   22      $  126    $    71    $  212
Exchange gains (losses), net                               15         (87)      (197)     (131)
Gains on sales of investments, net                          -         134          -       134
Other                                                      23         (34)        (4)      (13)
                                                       ------      ------    -------    ------
                                                       $   60      $  139    $  (130)   $  202
                                                       ======      ======    =======    ======

6. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:


                                                       Three Months Ended     Six Months Ended
                                                             June 30,             June 30,
                                                        ------------------    -----------------
     (In thousands)                                       1999        1998      1999      1998
                                                        ------      ------    -------    ------
     Net income                                         $2,055      $2,189    $ 2,969    $4,195
     Unrealized translation gain (loss)                   (710)        328     (2,166)     (127)
                                                        ------      ------    -------    ------
                                                        $1,345      $2,517    $   803    $4,068
                                                        ======      ======    =======    ======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

7. Segment Reporting

Selected financial information for the Company's reportable segments for the three- and six-months ended June 30, 1999 and 1998 follows:

(In thousands)                                             Components     Instruments
                                                              and             and
                                                         Subassemblies      Systems       Europe     Total
                                                         -------------    -----------    -------    -------
Three Months Ended June 30, 1999:
---------------------------------
Sales to external customers                                    $ 9,982        $13,618    $10,018    $33,618
Intersegment sales                                               2,012          2,682      2,097      6,791
Segment income (loss)                                            2,999             (5)       344      3,338

Three Months Ended June 30, 1998:
---------------------------------
Sales to external customers                                    $10,328        $16,002    $ 6,698    $33,028
Intersegment sales                                               1,482          1,036      2,256      4,774
Segment income (loss)                                            2,899            677         37      3,613

Six Months Ended June 30, 1999:
-------------------------------
Sales to external customers                                    $19,522        $25,984    $16,150    $61,656
Intersegment sales                                               3,342          4,610      3,813     11,765
Segment income (loss)                                            5,542           (661)       295      5,176

Six Months Ended June 30, 1998:
-------------------------------
Sales to external customers                                    $21,537        $30,906    $13,634    $66,077
Intersegment sales                                               3,041          2,474      3,937      9,452
Segment income (loss)                                            6,181          1,152       (190)     7,143

The following reconciles segment income to consolidated income before income taxes.

                                                                    Three Months Ended         Six Months Ended
                                                                        June 30,                   June 30,
                                                                    ------------------        ------------------
     (In thousands)                                                  1999        1998           1999      1998
                                                                    -------   --------        -------    -------

     Segment income                                                 $ 3,338   $ 3,613         $ 5,176    $ 7,143
     Income from non reportable segments                                 63        27             215         43
     Unallocated corporate and other operating expense                 (151)      (76)           (233)      (226)
     Interest expense                                                  (457)     (485)           (905)      (993)
     Other income (expense)                                              60       139            (130)       202
                                                                    -------   -------         -------    -------
     Income before income taxes                                     $ 2,853   $ 3,218         $ 4,123    $ 6,169
                                                                    =======   =======         =======    =======

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
               Three and Six Months Ended June 30, 1999 and 1998


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

The following is management's discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 1999, with the three- and six-month periods ended June 30, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1999 and 1998

                             RESULTS OF OPERATIONS


FINANCIAL ANALYSIS
                                                                                     Period-to-Period
                                                                                    Increase (Decrease)
                                                                                    -------------------
                                              Percentage of Net Sales                 Three       Six
                                             -------------------------                Months      Months
                                   Three Months Ended         Six Months Ended         Ended       Ended
                                  June 30,      June 30,      June 30,  June 30,      June 30,    June 30.
                                    1999          1998          1999      1998         1999        1998
                                    -----         -----         -----     -----       -----       -----
Net sales                           100.0%        100.0%        100.0%    100.0%       5.2%       (3.7%)
Cost of sales                        55.4          55.2          55.9      56.1        5.6        (4.0)
                                    -----         -----         -----     -----
  Gross margin                       44.6          44.8          44.1      43.9        4.6        (3.3)
Selling, general and
 administrative expense              26.4          24.9          26.6      24.8       11.5         3.3
Research and
 development expense                  9.1           9.4           9.6       8.8        1.3         4.6
                                    -----         -----         -----     -----
  Income from operations              9.1          10.5           7.9      10.3       (8.8)      (25.9)
Interest expense                     (1.3)         (1.4)         (1.4)     (1.5)      (5.8)       (8.9)
Other income (expense), net           0.2           0.4          (0.2)      0.3      (56.8)         NM
Income taxes                          2.2           3.0           1.8       2.9      (22.4)      (41.5)
                                    -----         -----         -----     -----
  Net income                          5.8           6.5           4.6       6.2       (6.1)      (29.2)
                                    =====         =====         =====     =====

NM = not meaningful

NET SALES

Net sales for the three- and six-month periods ended June 30, 1999, were $35.6 million and $65.0 million, respectively, compared with $33.8 million and $67.5 million for the three- and six-month periods ended June 30, 1998. Both the three- and six-month periods in 1999 include net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter that eliminated a one-month lag in the reporting of European results. Without the change, net sales would have been $33.1 million and $62.5 million, respectively, for the 1999 second quarter and first half. The increase over the second quarter of 1998 is primarily attributable to the fiber optic communications and general metrology markets, with sales growth of 49.1% and 16.5%, respectively, over the prior year quarter. Partially offsetting this increase were declines in sales to the computer peripherals, research and semiconductor markets of 24.9%, 12.7% and 6.9%, respectively, over the corresponding 1998 period. For the six-month period, sales to the semiconductor, computer peripherals and research markets decreased 25.6%, 21.8% and 15.1%, respectively. Partially offsetting this decline was growth in sales to the fiber optic communications market of 44.5% over the prior year period.

The Company's domestic sales totaled $20.6 million and $38.5 million for the three- and six-month periods ended June 30, 1999, compared with $23.8 million and $45.7 million for the three- and six-month periods ended June 30, 1998, decreases of 13.8% and 15.9% versus the respective prior year periods. The decrease in domestic sales for both the three- and six-month periods principally was attributable to a decline in sales to the aerospace and defense portion of the research market as well as lower sales to the semiconductor and computer peripherals markets. Increases in sales to the fiber optic communications market for both periods partially offset the previously mentioned declines.

The Company's international sales totaled $15.0 million and $26.5 million for the three- and six-month periods ended June 30, 1999, compared with $10.0 million and $21.8 million for the corresponding prior year periods, increases of 50.4% and 22.0% respectively. European sales reflect a $2.5 million favorable impact from the reporting change discussed previously. Excluding that impact, European sales grew 15.7% to $7.5 million versus the prior year quarter, but declined 1.4% to $13.9 million for the six-month period. The growth for the quarter is primarily attributable to a significant increase in sales to European-based OEM customers, primarily in the transportation and analytical instrument industries. Canadian sales for the three- and six-month periods, reflecting the strength of the fiber optic communications market, totaled $1.9 million and 3.4 million, respectively, representing increases of 208.4% and 191.5% over the comparable prior year periods. Sales to Pacific Rim markets

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1999 and 1998

increased 16.9% and 9.3% to for the quarter and year to-date periods compared to the corresponding prior year periods. The increase for the three-month period is due primarily to significant sales increases in Korea and the ASEAN countries, while the increase for the six-month period is attributable primarily to sales increases in Korea and Australia of 220.3% and 117.1%, respectively.

Order rates for the second quarter increased 19.0% versus the prior year period as increases of 85.9%, 35.3% and 17.0% in orders from the fiber optic communications, semiconductor and general metrology markets, respectively were partially offset by a 38.6% decline in orders from the computer peripherals market. Second quarter orders from the research market were flat versus the prior year quarter. These order rates include an additional $2.7 million, representing one extra month of orders from Newport's European operations. Excluding that impact, order rates for the second quarter increased 10.4% versus the prior year quarter.

Management expects that net sales to the fiber optic communications and semiconductor markets will increase in the second half of the year but that sales to the computer peripherals market and sales of its video metrology products will continue to be weak for the remainder of the year. Overall, management anticipates that net sales in 1999 will increase over 1998; however, such growth may be affected by many factors, and cannot be assured.

GROSS PROFIT

Gross profit increased 4.6% on sales growth of 5.2% for the three-month period ended June 30, 1999, compared with the three-month period ended June 30, 1998. For the six-month ended June 30, 1999, gross profit decreased 3.3% on a sales decrease of 3.7%, compared with the six-month period ended June 30, 1998. Gross margins (gross profit as a percentage of sales) of 44.6% and 44.1% for the three and six months ended June 30, 1999, did not vary significantly from the 44.8% and 43.9% gross margins realized in the comparable 1998 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three- and six-month periods ended June 30, 1999, increased 11.5% and 3.3% compared with the three- and six-month periods ended June 30, 1998. SG&A expenses when stated as a percentage of sales were 26.4% and 26.6%, compared with 24.9% and 24.8% for the prior year periods. The increase in SG&A is primarily due to the inclusion of an additional month of expenses from the aforementioned reporting change.
Absent this change, SG&A expenses would have increased $0.1 million for the three-month period while decreasing $0.3 million for the six-month period versus the comparable prior year periods.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses for the three- and six-month periods ended June 30, 1999, increased 1.3% and 4.6% compared with the three- and six-month periods ended June 30, 1998. As a percentage of sales, R&D expenses were 9.1% and 9.6% for the three- and six-month periods ended June 30, 1999, versus 9.4% and 8.8% for the prior year periods. Similar to SG&A expenses, the increase in R&D expenses is due to the inclusion of an additional month of expenses from the change in European reporting. Absent this change, R&D expenses would have decreased $0.1 million for the three-month period while increasing $0.1 million for the six-month period versus the comparable prior year periods. Expenses for both the three- and six-month periods ended June 30, 1999, are in line with management's commitment to continued product development and enhancement of existing products.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET

Interest expense totaled $0.5 million and $0.9 million for the three- and six-month periods ended June 30, 1999, versus $0.5 million and $1.0 million for the three- and six-month periods ended June 30, 1998. Other income (expense), net was a $0.1 million for both the 1999 and 1998 second quarters. Year-to-date, Other income (expense), net was a $0.1 million loss for 1999 versus a $0.2 million gain in 1998. The year-to-date decline versus prior year is primarily attributable to higher foreign exchange losses related to the strengthening of the U.S. dollar against the euro that occurred in the first quarter of 1999.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1999 and 1998

PROVISION FOR TAXES

The effective annual tax rate for the three- and six-month periods ended June 30, 1999, was 28.0% versus 32.0% for the corresponding prior year periods. The lower rate in 1999 is primarily the result of increased utilization of foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1.1 million for the six-month period ended June 30, 1999, was principally attributable to payments on accounts payable and other accrued expenses ($1.4 million), increases in certain other operating assets, principally inventories ($3.3 million), receivables ($1.4 million) and other current assets ($1.5 million). Partially offsetting these amounts were the Company's net income ($3.0 million) and depreciation and amortization ($3.3 million). Current assets totaled $70.4 million at June 30, 1999, and exceeded current liabilities ($22.0 million) at that date.

Net cash used in investing activities of $3.2 million for the six-month period ended June 30, 1999, was principally attributable to the Company's purchases of property, plant and equipment and the payments for in-house technology.

Net cash provided by financing activities of $1.6 million for the six-month period ended June 30, 1999, was primarily due to the utilization of $3.5 million of the Company's line of credit and the issuance of common stock under employee agreements. Partially offsetting these amounts were a $1.5 million principal repayment on the Company's long-term debt and the repurchase of common stock under the Company's share repurchase program. At June 30, 1999, there was $3.5 million outstanding under the Company's line of credit with $21.3 million available after considering outstanding letters of credit.

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

The Company initiated a review of its business operations software requirements in early 1996 as part of the normal course of upgrading its systems to support current and anticipated growth. Among the criteria for acquiring new or upgraded software was that it be Year 2000 compliant. In 1997 the Company acquired new operating software that is Year 2000 compliant. Testing and implementation occurred throughout 1998 with final conversion at year-end. Following this conversion, the Company believes that its operations software and hardware are substantially Year 2000 compliant. The cost of acquiring the upgraded computer hardware and software was approximately $1.2 million and has been capitalized.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 1999 and 1998

Newport sells certain products that include various software applications. The Company believes that, since January 1, 1996, its product software has been Year 2000 compliant. The Company has also requested assurance from its goods and services providers that they are, or have programs in place to be, Year 2000 compliant.

The Company has established an Information Technology Steering Committee, which reports directly to the President and Chief Executive Officer. The committee members include executive management and employees with expertise from various disciplines including, but not limited to, information technology, engineering, finance, customer service, communications, facilities, procurement and human resources. The committee is responsible for addressing Year 2000 issues associated with the Company's (1) business application systems including, but not limited to, the Company's customer service, operations and financial systems and end-user applications; (2) embedded systems, including equipment that operates such items as the Company's telecommunications and facilities; (3) software applications embedded in certain of the Company's products; (4) vendor and supplier relationships; and (5) contingency planning.

While the Company anticipates no major interruption of its business activities due to Year 2000 issues, this will depend in part upon Year 2000 compliance of third parties. The Company's most likely potential risk is the inability of some customers to order and/or pay on a timely basis and/or the inability of some suppliers to receive orders and/or deliver on a timely basis. Although the Company has implemented the actions described above to address third party issues, it has no direct ability to influence the compliance actions by such parties. Accordingly, while the Company believes its actions in this regard should reduce Year 2000 risks, it is unable to eliminate them or to estimate the ultimate effect Year 2000 risks may have.

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

European Economic and Monetary Union (EMU) - New European Currency

On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union established fixed conversion rates between their existing national currencies and one common currency - the euro. The euro trades on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. While, the Company currently anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations, there can be no assurance that the Company or its key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on the Company's business, operating results and financial condition. Further, there can be no assurance that currency market volatility will not increase, which could have an adverse effect on the Company's euro exposures.

PENDING ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore the Company will adopt the new requirements effective with the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations, financial position or cash flow.

                              NEWPORT CORPORATION
                     Quantitative and Qualitative Disclosures
                               About Market Risk
               Three and Six Months Ended June 30, 1999 and 1998

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

International operations constituted approximately 12.5% of the Company's consolidated operating profit for the three-months ended June 30, 1999. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. The Company does not currently enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

                              NEWPORT CORPORATION
                           PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.

        (a)  The Annual Meeting of Stockholders was held on May 20, 1999.

        (b) Set forth below is the name of each Class I director elected at the meeting and the number of votes cast for their election, the number of votes against their election, the number of votes abstained and the number of broker non-votes:

                                                                                    Number of
                                  Number of       Number of         Number of        Broker
       Name                      Votes "For"   Votes "Against"   Votes "Abstain"   "Non-Votes"
       ----                      -----------   ---------------   ---------------   -----------
       C. Kumar N. Patel           8,582,510          0               24,219         568,044
       Kenneth F. Potashner        8,582,714          0               24,015         568,044

     (c) Proposal Two to appoint Ernst & Young LLP as the Company's independent auditors resulted in the following number of votes for, against, abstain, withheld and non-vote:

                                                                                Number of
       Number of        Number of         Number of         Number of           Broker
       Votes "For"      Votes "Against"   Votes "Abstain"   Votes "Withheld"   "Non-Votes"
       -----------      ---------------   ---------------   ----------------   -----------
        8,590,173           10,989             5,565               0             568,046

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

                                           NEWPORT CORPORATION
                                               (Registrant)
Dated: August 12, 1999
                                    By:        /s/ROBERT C. HEWITT
                                        -------------------------------------
                                        Robert C. Hewitt, Principal Financial
                                        Officer, duly authorized to sign on
                                        behalf of the Registrant