Form 10-Q
period 1999-09-30
NEWPORT CORP
filed 1999-11-12
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the quarterly period ended    September 30, 1999
                                               ------------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ______________ to _______________

                        Commission File Number   0-1649


                            NEWPORT CORPORATION
                            -------------------
            (Exact name of registrant as specified in its charter)


             Nevada                                            94-0849175
             ------                                            ----------
 (State or other Jurisdiction                             (IRS Employer
 of incorporation or organization)                        Identification No.)

      1791 Deere Avenue, Irvine, CA                               92606
      -----------------------------                               -----
 (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (949) 863-3144
                                                          --------------

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  [X]   No  [_]


The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999, was 9,150,375.

                                   Page 1 of 16
                Exhibit Index on Sequentially Numbered Page 15

                              NEWPORT CORPORATION


                                     INDEX

PART I. FINANCIAL INFORMATION                                           Page Number


Item 1: Financial Statements:

         Consolidated Income Statement and Condensed
           Consolidated Statement of Stockholders' Equity for the
           Three and Nine Months ended September 30, 1999 and 1998.         3

         Consolidated Balance Sheet at September 30, 1999 and
            December 31, 1998.                                              4

         Consolidated Statement of Cash Flows for the Nine
            Months ended September 30, 1999 and 1998.                       5

         Notes to Condensed Consolidated Financial Statements.            6-9

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                         10-15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk        15

PART II. OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.              15

Item 6:  Exhibits and Reports on Form 8-K.                                 15

SIGNATURE                                                                  15

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)          Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                 --------------------   ---------------------
                                                   1999        1998       1999        1998
                                                 ---------   --------   ---------   ---------

Net sales                                         $35,427    $33,456    $100,451    $100,952
Cost of sales                                      19,939     18,939      56,294      56,792
                                                  -------    -------    --------    --------
Gross profit                                       15,488     14,517      44,157      44,160

Selling, general and administrative expense         8,673      7,931      25,958      24,662
Research and development expense                    3,440      3,061       9,666       9,013
                                                  -------    -------    --------    --------
Income from operations                              3,375      3,525       8,533      10,485

Interest expense                                     (466)      (446)     (1,371)     (1,439)
Other income, net                                     330         46         200         248
                                                  -------    -------    --------    --------
Income before income taxes                          3,239      3,125       7,362       9,294

Income tax provision                                  907        907       2,061       2,881
                                                  -------    -------    --------    --------
Net income                                        $ 2,332    $ 2,218    $  5,301    $  6,413
                                                  =======    =======    ========    ========

Net income per share
 Basic                                            $  0.26    $  0.25    $   0.58    $   0.71
 Diluted                                          $  0.25    $  0.24    $   0.57    $   0.68

Number of shares used to calculate
 net income per share

 Basic                                              9,068      9,003       9,074       8,986
 Diluted                                            9,398      9,337       9,382       9,408

Stockholders' equity, beginning of period         $71,859    $65,493     $70,970     $60,658
Net income                                          2,332      2,218       5,301       6,413
Dividends                                               -          -        (183)       (183)
Unrealized translation gain (loss)                    620      1,313      (1,546)      1,186
Unamortized deferred compensation                     (32)        60          76         (88)
Repurchase of common stock                           (587)    (1,489)     (1,585)     (2,876)
Issuance of common stock                              453        704       1,612       3,189
                                                  -------    -------     -------     -------

Stockholders' equity, end of period               $74,645    $68,299     $74,645     $68,299
                                                  =======    =======     =======     =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet

(In thousands, except share data)
                                                                      September 30,    December 31,
                                                                           1999            1998
                                                                      --------------   -------------
ASSETS                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                                                 $  4,861        $  5,335
 Customer receivables, net                                                   26,810          25,798
 Other receivables                                                            1,846           2,367
 Inventories                                                                 34,394          31,260
 Deferred tax assets                                                          2,673           2,703
 Other current assets                                                         2,915           1,643
                                                                           --------        --------

  Total current assets                                                       73,499          69,106

Investments and other assets                                                  7,130           6,451
Property, plant and equipment, at cost, net                                  21,558          22,696
Goodwill, net                                                                11,076          12,220
                                                                           --------        --------

                                                                           $113,263        $110,473
                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $  6,947        $  6,180
 Accrued payroll and related expenses                                         5,187           5,566
 Taxes based on income                                                        1,911              95
 Line of credit                                                                 150               -
 Current portion of long-term debt                                            3,719           3,699
 Other current liabilities                                                    3,915           5,068
                                                                           --------        --------

  Total current liabilities                                                  21,829          20,608

Long-term debt                                                               15,382          17,536
Other liabilities                                                             1,407           1,359
Commitments and contingencies

Stockholders' equity:
 Common stock, $.35 stated value, 20,000,000 shares authorized;
  9,150,000 shares issued and outstanding at September 30, 1999,
  9,119,000 shares at December 31, 1998                                       3,203           3,192
 Capital in excess of stated value                                            8,589           8,573
 Unamortized deferred compensation                                             (472)           (548)
 Unrealized translation loss                                                 (5,462)         (3,916)
 Retained earnings                                                           68,787          63,669
                                                                           --------        --------

Total stockholders' equity                                                   74,645          70,970
                                                                           --------        --------
                                                                           $113,263        $110,473
                                                                           ========        ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

(In thousands)
                                                           Nine Months Ended
                                                             September 30
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Operating activities:
 Net income                                               $ 5,301    $ 6,413
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            4,998      4,646
   Increase in provision for losses
      on receivables and inventories                          391        790
   Other non-cash items, net                                 (412)      (354)
   Changes in operating assets and liabilities:
     Receivables                                           (1,107)       349
     Inventories                                           (3,919)    (2,685)
     Other current assets                                  (1,760)      (562)
     Other assets                                             (20)       318
     Accounts payable and other accrued expenses             (141)    (2,443)
     Taxes based on income                                  1,801       (534)
     Other, net                                                 -         (1)
                                                          -------    -------
Net cash provided by operating activities                   5,132      5,937
                                                          -------    -------

Investing activities:
 Purchases of property, plant and equipment, net           (3,244)    (3,906)
 Disposition of property, plant and equipment, net            162      2,443
 Proceeds from sale of investment                           1,054        720
 Payments for in-process technology                        (1,553)         -
 Other, net                                                     -         49
                                                          -------    -------
Net cash used in investing activities                      (3,581)      (694)
                                                          -------    -------

Financing activities:
 Increase in credit line                                      150          -
 Decrease in long-term borrowings                          (1,972)      (990)
 Cash dividends paid                                         (365)      (362)
 Repurchase of common stock                                (1,585)    (2,876)
 Issuance of common stock under employee
   agreements, including associated tax benefit             1,612      2,927
                                                          -------    -------
Net cash used in financing activities                      (2,160)    (1,301)
                                                          -------    -------

Effect of foreign exchange rate changes on cash               135       (160)
                                                          -------    -------
Net increase (decrease) in cash and cash equivalents         (474)     3,782
Cash and cash equivalents at beginning of period            5,335      7,456
                                                          -------    -------
Cash and cash equivalents at end of period                $ 4,861    $11,238
                                                          =======    =======

Cash paid in the period for:
 Interest                                                 $   948    $ 1,092
 Taxes                                                          4      2,712

                            See accompanying notes

                              NEWPORT CORPORATION
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                  (Unaudited)

1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information.

The nine-month period in 1999 includes net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter that eliminated a one-month lag in the reporting of European results. Without the change, net sales would have been $98.0 million for the nine-month period in 1999. Earnings per share were not impacted by the change.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.7 million and $4.2 million at September 30, 1999 and December 31, 1998, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)

2. Customer Receivables

The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

                                                            September 30,   December 31,
     (In thousands)                                             1999            1998
                                                            -------------   ------------

     Customer receivables                                         $27,076        $26,077
     Less allowance for doubtful accounts                             266            279
                                                                  -------        -------
                                                                  $26,810        $25,798
                                                                  =======        =======

3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                            September 30,   December 31,
     (In thousands)                                             1999            1998
                                                            -------------   ------------

     Raw materials and purchased parts                            $11,615        $12,412
     Work in process                                                6,185          5,301
     Finished goods                                                16,594         13,547
                                                                  -------        -------
                                                                  $34,394        $31,260
                                                                  =======        =======



4. Property, Plant and Equipment

Property plant and equipment consist of the following:

                                                                September 30,   December 31,
     (In thousands)                                                 1999           1998
                                                                  -------        -------
     Land                                                         $ 1,174        $ 1,287
     Buildings                                                      6,585          7,218
     Leasehold improvements                                         8,576          8,715
     Machinery and equipment                                       24,630         24,063
     Office equipment                                              13,089         11,715
                                                                  -------        -------
                                                                   54,054         52,998
     Less accumulated depreciation                                 32,496         30,302
                                                                  -------        -------
                                                                  $21,558        $22,696
                                                                  =======        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)

5. Other Income, Net

Other income, net, consists of the following:

                                                          Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
(In thousands)                                              1999       1998       1999       1998
                                                          --------   --------   --------   --------

Interest and dividend income                                $    9    $  141    $    80     $  353
Exchange gains (losses), net                                    36        36       (161)       (95)
Gains (losses) on investments, net                             142        (9)       298        126
Other                                                          143      (122)       (17)      (136)
                                                            ------    ------    -------     ------
                                                            $  330    $   46    $   200     $  248
                                                            ======    ======    =======     ======

6. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                          Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                          ------------------    ------------------
     (In thousands)                                          1999      1998       1999       1998
                                                          --------    ------    -------     ------
     Net income                                             $2,332    $2,218    $ 5,301     $6,413
     Unrealized translation gain (loss)                        620     1,313     (1,546)     1,186
                                                            ------    ------    -------     ------
                                                            $2,952    $3,531    $ 3,755     $7,599
                                                            ======    ======    =======     ======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (Unaudited)

7. Segment Reporting

Selected financial information for the Company's reportable segments for the three- and nine-months ended September 30, 1999 and 1998 follows:

(In thousands)                                Components     Instruments
                                                 and             and
                                            Subassemblies      Systems       Europe      Total
                                            --------------   ------------   ---------   --------

Three Months Ended September 30, 1999:
--------------------------------------
Sales to external customers                       $10,730        $15,828     $ 7,501    $34,059
Intersegment sales                                  1,530          2,834       1,905      6,269
Segment income (loss)                               3,456            (32)       (114)     3,310

Three Months Ended September 30, 1998:
--------------------------------------
Sales to external customers                       $10,728        $14,614     $ 6,990    $32,332
Intersegment sales                                  1,498          1,689       2,016      5,203
Segment income (loss)                               3,133            128         (87)     3,174

Nine Months Ended September 30, 1999:
-------------------------------------
Sales to external customers                       $30,252        $41,812     $23,651    $95,715
Intersegment sales                                  4,872          7,444       5,718     18,034
Segment income (loss)                               8,998           (693)        181      8,486

Nine Months Ended September 30, 1998:
-------------------------------------
Sales to external customers                       $32,265        $45,520     $20,624    $98,409
Intersegment sales                                  4,539          4,163       5,953     14,655
Segment income (loss)                               9,314          1,280        (277)    10,317

The following reconciles segment income to consolidated income before income taxes.

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                    ----------------------     ------------------
     (In thousands)                                                    1999           1998        1999       1998
                                                                    -------        -------     -------    -------
     Segment income                                                 $ 3,310        $ 3,174     $ 8,486    $10,317
     Income from non reportable segments                                 87             45         302         88
     Unallocated corporate and other operating expense                  (22)           306        (255)        80
     Interest expense                                                  (466)          (446)     (1,371)    (1,439)
     Other income, net                                                  330             46         200        248
                                                                    -------        -------     -------    -------
     Income before income taxes                                     $ 3,239        $ 3,125     $ 7,362    $ 9,294
                                                                    =======        =======     =======    =======

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Result of Operations
            Three and Nine Months Ended September 30, 1999 and 1998

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

The following is management's discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 1999, with the three- and nine-month periods ended September 30, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS

In October 1999 the Company entered into a stock purchase agreement providing for the acquisition by Newport of the west coast commercial optics subsidiary of Corning OCA Corporation, a subsidiary of Corning Incorporated, based in Garden Grove, California. The transaction, completed on October 21, 1999, was accounted for as a purchase and the commercial optics subsidiary (renamed Newport Precision Optics Corporation), a manufacturer of specialized precision optical products and systems, became a wholly owned subsidiary of Newport.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
            Three and Nine Months Ended September 30, 1999 and 1998

                             RESULTS OF OPERATIONS

FINANCIAL ANALYSIS                                                               Period-to-Period
                                                                                Increase (Decrease)
                                                                                -------------------
                                           Percentage of Net Sales              Three         Nine
                                          -------------------------            Months        Months
                                  Three Months Ended     Nine Months Ended      Ended        Ended
                                    September 30,          September 30,           September 30,
                                  1999       1998          1999        1998     1999          1998
                                 -----       -----       -------      -----    ------         -----
Net sales                        100.0%      100.0%        100.0%     100.0%      5.9%        (0.5)%
Cost of sales                     56.3        56.6          56.0       56.3       5.3         (0.9)
                                 -----       -----         -----      -----
Gross margin                      43.7        43.4          44.0       43.7       6.7            -
Selling, general and
 administrative expense           24.5        23.7          25.9       24.4       9.4          5.3
Research and
 development expense               9.7         9.2           9.6        8.9      12.4          7.2
                                 -----       -----         -----      -----
 Income from operations            9.5        10.5           8.5       10.4      (4.3)       (18.6)
Interest expense                  (1.3)       (1.3)         (1.4)      (1.4)      4.5         (4.7)
Other income (expense), net        0.9         0.1           0.2        0.3        NM        (19.4)
Income taxes                       2.5         2.7           2.0        2.9         -        (28.5)
                                 -----       -----         -----      -----
 Net income                        6.6         6.6           5.3        6.4       5.1        (17.3)
                                 =====       =====         =====      =====

NM = not meaningful

NET SALES

Net sales for the three- and nine-month periods ended September 30, 1999, were $35.4 million and $100.5 million, respectively, compared with $33.5 million and $101.0 million for the three- and nine-month periods ended September 30, 1998. The nine-month period in 1999 includes net sales of $2.5 million representing one extra month of sales from Newport's European operations, which results from a reporting change in the second quarter that eliminated a one-month lag in the reporting of European results. Without the change, net sales would have been $98.0 million for the nine-month period in 1999. The increase over the third quarter of 1998 is primarily attributable to the fiber optic communications, semiconductor and general metrology markets, with sales growth of 62.8%, 32.2% and 30.0%, respectively, over the prior year quarter. Partially offsetting this increase were declines in sales to the computer peripherals and research markets of 53.6% and 22.9%, respectively, versus the corresponding 1998 period. For the nine-month period, growth in sales to the fiber optic communications and general metrology markets of 51.4% and 9.8% over the prior year period offset declines in the computer peripherals, research and semiconductor markets of 34.0%, 17.7% and 8.7%, respectively, leaving year to date sales virtually even with the prior year.

The Company's domestic sales totaled $23.3 million and $61.8 million for the three- and nine-month periods ended September 30, 1999, compared with $22.1 million and $67.9 million for the three- and nine-month periods ended September 30, 1998, an increase of 5.5% and a decrease of 8.9% versus the respective prior year periods. The growth in domestic sales for the three-month period was attributable principally to increases in sales to the fiber optic communications, semiconductor and general metrology markets partially offset by declines in the computer peripherals market and the aerospace and defense portion of the research market. The decline in domestic sales for the nine-month period was due primarily to lower sales to the computer peripherals market as well as to the aerospace and defense portion of the research market, offset partially by increases in sales to the fiber optic communications market.

The Company's international sales totaled $12.1 million and $38.7 million for the three- and nine-month periods ended September 30, 1999, compared with $11.4 million and $33.1 million for the corresponding prior year periods, increases of 6.7% and 16.8% respectively. European nine-month sales reflect a $2.5 million favorable impact from the reporting change discussed previously. Without the change, international sales would have been $36.2 million for the nine-month period in 1999. European sales grew 3.5% versus the prior year quarter to $7.6 million, but were essentially flat at $21.5 million for the nine-month period after exclusion of the additional month. The growth for

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Result of Operations
            Three and Nine Months Ended September 30, 1999 and 1998

the quarter and year to date is primarily attributable to a significant increase in sales to European-based OEM customers, primarily in the transportation and analytical instrument industries. Canadian sales for the three- and nine-month periods, reflecting the strength of the fiber optic communications market, totaled $1.5 million and $4.9 million, respectively, representing increases of 41.5% and 120.5% over the comparable prior year periods. Sales to Pacific Rim markets increased 59.2% and 21.4% to for the quarter and year to-date periods compared to the corresponding prior year periods. The increase for the three-month period is due primarily to significant sales increases in Japan, Korea and Taiwan, while the increase for the nine-month period is attributable primarily to sales increases in Korea and Australia of 181.9% and 110.0%, respectively.

Order rates for the third quarter increased 18.2% versus the prior year period as increases of 80.4% and 166.3% in orders from the fiber optic communications and semiconductor markets, respectively were partially offset by declines of 31.4% and 9.0% in orders from the computer peripherals and research markets, respectively.

Management expects that net sales to the fiber optic communications and semiconductor markets will increase in the last quarter of 1999 but that sales to the computer peripherals market and the aerospace and defense portion of the research market aerospace market will continue to be weak for the remainder of the year. Overall, management anticipates that net sales in 1999 will increase over 1998; however, such growth may be affected by many factors, and cannot be assured.

GROSS PROFIT

Gross profit increased 6.7% on sales growth of 5.9% for the three-month period ended September 30, 1999, compared with the three-month period ended September 30, 1998. For the nine-month ended September 30, 1999, sales and gross profit were essentially flat versus the nine-month period ended September 30, 1998. Gross margins (gross profit as a percentage of sales) of 43.7% and 44.0% for the three and nine months ended September 30, 1999, did not vary significantly from the 43.4% and 43.7% gross margins realized in the comparable 1998 periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses for the three- and nine-month periods ended September 30, 1999 increased 9.4% and 5.3% compared with the three- and nine-month periods ended September 30, 1998. SG&A expenses when stated as a percentage of sales were 24.5% and 25.9%, compared with 23.7% and 24.4% for the prior year periods. The increase of $0.7 million in SG&A expenses for the three-month period is primarily a result of higher international trade show activity and the inclusion of expenses for Environmental Optical Sensors, Inc. (EOSI) in the current year quarter for which there were no comparable expenses in the prior year quarter. For the nine-month period the SG&A expense increase over prior year is primarily a result of the inclusion of an additional month of expenses from the change in European reporting. Absent this change, SG&A expenses would have increased $0.4 million for the nine-month period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses for the three- and nine-month periods ended September 30, 1999, increased 12.4% and 7.2% compared with the three- and nine-month periods ended September 30, 1998. As a percentage of sales, R&D expenses were 9.7% and 9.6% for the three- and nine-month periods ended September 30, 1999, versus 9.1% and 8.9% for the prior year periods. R&D expenses increased $0.4 million and $0.7 million for the three- and nine-month periods versus the comparable prior year periods. The three-month period increase is primarily a result of expansion efforts currently underway at the Company's photonics manufacturing facility in San Luis Obispo, California. The increase for the nine-month period includes $0.2 million representing an additional month of expenses from the aforementioned reporting change and $0.2 million in R&D spending at EOSI, for which there were no comparable prior year amounts. Expenses for both the three- and nine-month periods ended September 30, 1999, are in line with management's commitment to continued product development and enhancement of existing products.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Result of Operations
            Three and Nine Months Ended September 30, 1999 and 1998

INTEREST EXPENSE AND OTHER INCOME, NET

Interest expense totaled $0.5 million and $1.4 million for the three- and nine-month periods ended September 30, 1999, versus $0.4 million and $1.4 million for the three- and nine-month periods ended September 30, 1998. Other income, net was $0.3 million and $0.05 million, respectively, for the 1999 and 1998 third quarters. Year-to-date, other income, net was $0.2 million for both 1999 and 1998. The third quarter increase versus prior year is primarily attributable to higher income from equity investments. For the nine-months ended September 30, 1999, other income, net is flat with the prior year period as foreign exchange losses related to the strengthening of the U.S. dollar against the euro that occurred in the first quarter of 1999 offset the third quarter equity income increase.

PROVISION FOR TAXES

The effective annual tax rate for the three- and nine-month periods ended September 30, 1999, was 28.0% versus 29.0% and 31.0%, respectively, for the corresponding prior year periods. The lower rate in 1999 is primarily the result of increased utilization of foreign tax loss carryforwards and is consistent with the overall 1998 rate.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $5.1 million for the nine-month period ended September 30, 1999, was principally attributable to the Company's net income ($5.3 million), depreciation and amortization ($5.0 million) and taxes based on income ($1.8 million, including a refund). Partially offsetting these amounts were increases in certain other operating assets, principally inventories ($3.9 million), receivables ($1.1 million) and other current assets ($1.8 million). Current assets totaled $73.5 million at September 30, 1999, and exceeded current liabilities ($21.8 million) at that date.

Net cash used in investing activities of $3.6 million for the nine-month period ended September 30, 1999, was principally attributable to the Company's purchases of property, plant and equipment and the payments for in-house technology ($3.2 million and $1.6 million, respectively), partially offset by the sale of an equity investment for net proceeds of $1.1 million.

Net cash used in financing activities of $2.2 million for the nine-month period ended September 30, 1999, was primarily due to decrease in long-term borrowings ($2.0 million, including a $1.5 million principal repayment on the Company's long-term debt) and the repurchase of common stock under the Company's share repurchase program ($1.6 million). Partially offsetting these amounts was $1.6 million from the issuance of common stock under employee agreements. At September 30, 1999, there was $0.2 million outstanding under the Company's line of credit with $22.9 million available after considering outstanding letters of credit.

At September 30, 1999 the Company had no agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies. However, subsequent to the end of the quarter, on October 21, 1999 the Company utilized its line of credit to acquire the west coast commercial optics operation of Corning OCA Corporation. The Company continues to evaluate acquisitions of products, technologies or companies that complement the Company's business and may make such acquisitions in the future, and there can be no assurance that the Company will not need to obtain additional sources of capital to finance any such acquisitions.

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

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Result of Operations
            Three and Nine Months Ended September 30, 1999 and 1998

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

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Result of Operations
            Three and Nine Months Ended September 30, 1999 and 1998

Pending Adoption of Statement of Financial Accounting Standards No. 133

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after September 15, 2000, and therefore the Company will adopt the new requirements effective with the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. Management does not anticipate that the adoption of SFAS No. 133 will have a significant impact on the Company's results of operations, financial position or cash flow.

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

International operations constituted a negligible portion of the Company's consolidated operating profit for the three-months ended September 30, 1999. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. The Company does not generally hedge translation risks because cash flows from international operations are generally reinvested locally. The Company does not currently enter into hedges to minimize volatility of reported earnings because it does not believe it is justified by the exposure or the cost.

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

                                              NEWPORT CORPORATION
                                                  (Registrant)
Dated: November 12, 1999
                                    By:        /S/ROBERT C. HEWITT
                                       -----------------------------------------
                                         Robert C. Hewitt, Principal Financial
                                       Officer,duly authorized to sign on behalf
                                                   of the Registrant