Form 10-K
period 1999-12-31
NEWPORT CORP
filed 2000-03-29
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended        December 31, 1999
                                       -------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________________ to _____________
                       Commission File Number    0-1649
                                             ----------

                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                                 94-0849175
--------------------------------------------------------------------------------
  (State or other jurisdiction                                  (IRS  Employer
of incorporation or organization)                            Identification No.)

    1791 Deere Avenue, Irvine, CA                                   92606
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

   Registrant's telephone number, including area code        (949) 863-3144
                                                     ----------------------

      Securities registered pursuant to Section 12(b) of the Act:       None
                                                                  -----------

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

                               Yes  X    No ___
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,193,966,000 as of March 17, 2000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 17, 2000, was 9,379,475.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference into Part III.

                              Page 1 of 45 Pages

                Exhibit Index on Sequentially Numbered Page 24

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ depending on a variety of important factors, including those described below in "Risks Relating To Our Business."

                                    PART I

ITEM 1  Business

General Description of Business

Newport Corporation is a global supplier of high-precision test, measurement and automation systems and subsystems that enable manufacturers of fiber optic components, semiconductor capital equipment, industrial metrology, aerospace and other high-precision products to automate their manufacturing processes, enhance product performance, and improve manufacturing efficiencies and yields. Manufacturers of high-precision products increasingly require third party expertise to develop, engineer and build automated systems and subsystems to produce, assemble and test their products. Our products enhance the productivity and capabilities of assembly, test and measurement functions by leveraging our expertise in high precision automated positioning and vibration isolation technology and high resolution non-contact visual measurement and inspection. By combining our proven technology with advanced computer software and imaging technology and our in-depth industry and process expertise, we are able to offer comprehensive, integrated solutions to manufacturers of fiber optic components. In the semiconductor capital equipment market we supply high-performance value-added subsystems that enhance the performance of our customers' products. We also provide sophisticated high-precision equipment to commercial, academic and governmental research institutions worldwide that engage in advanced research and development activities.

For nearly three decades we have serviced the needs of research laboratories for precision equipment. In 1991, we acquired the micro-positioning business of Micro-Controle S.A. and commenced our evolution from a provider of discrete components for research applications to a company that manufactures both components and integrated systems for research and commercial applications. The acquisition also provided us with a significant manufacturing and distribution base in Europe. In February 1995, we acquired RAM Optical Instrumentation, Inc. ("ROI") in order to increase our participation in the computer peripherals and semiconductor test and measurement markets. The acquisition of ROI also increased our expertise in developing software and manufacturing integrated systems. In March 1995, we acquired Light Control Instruments, Inc. ("LCI"), a participant in the fiber optic test and measurement market. The acquisition of LCI expanded our fiber optic product offering by adding laser diode test equipment to our internally developed product line. In January 1996, we acquired MikroPrecision Instruments, Inc. ("MPI") further increasing our participation in the semiconductor equipment and computer peripherals markets. In October 1998, we acquired Environmental Optical Sensors, Inc ("EOSI"), further strengthening our position as a leading provider of high precision assembly and test equipment for the fast growing fiber optic communications marketplace. In October 1999, we acquired the west coast commercial optics operation of Corning OCA Corporation, a subsidiary of Corning Incorporated (renamed Newport Precision Optics Corporation or "NPOC"). The commercial optics operation manufactures specialized precision optical products and systems. As a result of our internal growth and strategic acquisitions, we are a leading supplier of high precision optics, instruments, micro-positioning and measurement products and systems to manufacturers of fiber optic communications equipment, computer peripherals and semiconductor equipment worldwide. In addition, we continue to focus on our core strengths in research test and measurement equipment to provide ultra-precision motion and measurement technologies for research applications. We seek to leverage our expertise in research laboratory equipment to continue to expand our product offerings for commercial applications.

Products and Services

We develop and sell a broad range of components, instruments and manufacturing, micropositioning and measurement systems and subsystems to markets where ultra-high precision is critical. Our products are used in mission-critical applications in industries including fiber optic device manufacturing, semiconductor and computer peripheral manufacturing and life and health sciences. We develop and manufacture our products within three distinct business units, organized around customer and manufacturing requirements. This structure enables us to quickly incorporate customer feedback into new products and to respond more rapidly to changing market requirements.

Fiber Optics and Photonics

Our fiber optics and photonics division offers a complete suite of automated manufacturing solutions. These products address a broad spectrum of applications in the fiber optic component manufacturing process, from Pre-Test to Assembly and Packaging to Final Device Testing and Burn-In. Our integrated solutions enable component manufacturers to significantly increase the productivity and capacity of their manufacturing operations. In addition, we provide our customers with value-added product and process engineering services, as well as device manufacturing and packaging services.

Pre-Test. Our pre-test products automate verification of devices used in manufacturing fiber optic components, such as laser diodes, to ensure their integrity prior to the start of the assembly process. We offer a range of products that increase the efficiency of the pre-test process, including:

     .    Automated Laser Diode Bar Test Stations
     .    Automated Broad Area Test Stations
     .    Photonics Test Instrumentation
     .    AutoAlign(TM) Characterization Workstations

Assembly and Packaging. The assembly and packaging of fiber optic devices requires a high degree of precision. Manufacturers have traditionally used manual assembly techniques for fiber optic components, which are costly, result in low production yields and produce inconsistent quality. We offer a line of integrated assembly and packaging solutions which automate these processes and thereby reduce manufacturing times, increase yields and enhance quality. Our assembly and packaging products include:

     .    AutoAlign(TM) Waveguide Assembly Workstations
     .    Orion(TM) Semi-Automated Fiber Optic Alignment Systems
     .    LaserWeld(TM) Automated Photonics Packaging Systems

Final Device Testing and Burn-In. Fiber optic devices must meet rigorous reliability and performance specifications, including a requirement for 20 to 30 year life cycles and the ability to perform in harsh weather conditions or even underwater. These performance standards require manufacturers to perform extensive testing of the completed devices. We offer standardized solutions which automate the burn-in and test process, including:

     .    Laser Diode Life and Age Test Stations
     .    High-Power Laser Diode Test Systems
     .    Automated Passive Component Test Systems and Instrumentation
     .    Model 8800 Photonics Test System

Instruments. We offer several lines of electronic instruments to complement our other products serving optical laboratories. These products are concentrated in the areas of light measurement and control, and light sources. We design and manufacture a majority of our electronic products and also distribute the products of others. Examples of the electronic instruments which we manufacture or distribute include:

     .    Power Meters
     .    Laser Diode Instruments
     .    Spectrum Analyzers
     .    Electronic Shutters and Modulators
     .    Lasers, Lamps and Accessories

Engineering and Manufacturing Services. Our experience as a pioneer in fiber optic device assembly, packaging and testing technology has given us a great volume of knowledge and expertise in these areas, which we use to create value-added solutions for our customers. We assist our customers in designing device packaging, developing manufacturing processes, developing and producing tooling and in the customized programming of process automation software. These services help our customers significantly reduce the development cycle for their products and improve the productivity, yields and quality of their manufacturing processes. In addition to helping our customers become more productive, our services assist us in establishing a long-term relationship with our customers and allow us to identify additional opportunities for new products. We also provide device manufacturing and packaging services on an outsourced basis to enable emerging customers to design and test new products.

Video Metrology

As semiconductor manufacturers move to increasingly complex circuit design and deep sub-micron process technology, they are experiencing a greater need to monitor and measure the performance of their fabrication systems because of the increased number of parts included on an individual wafer and the increased size of wafers themselves. Our Video Metrology systems and subsystems provide a broad range of non-contact video-based measurement and inspection products for the semiconductor equipment manufacturing market as well as other industrial markets, such as computer peripherals and life and health sciences markets. Our video metrology systems and subsystems incorporate our experience and expertise in core technologies such as precision motion, vibration control and measurement.

Our Video Metrology product line includes:

     .    video direct microscopes
     .    Sprint(TM), DataStar(TM), OMIS(TM) II and OMIS(TM) III
     .    Polaris magnetic head pole geometry system
     .    LaserMAP and Galaxy(TM) software

The Polaris magnetic head pole geometry system is specifically designed to measure pole geometry features on thin film disk drive heads. The LaserMAP software integrates video and laser technology for critical dimensional measurement applications in the semiconductor, electronic packaging, computer peripherals and medical device markets.

Industrial and Scientific Technologies

Our Industrial and Scientific Technologies division sells elements of our core technology such as micropositioning, vibration isolation and optical components, systems, and accessories. These products are used across a wide range of industrial markets for applications that range from basic research and development activities to high-precision, low-volume manufacturing. In addition, we sell systems and subsystems to third parties that will integrate our products into larger systems, particularly for semiconductor manufacturing. These products and technologies form the foundation of our integrated, automated solutions that we sell in our other divisions. Our Industrial and Scientific Technologies customers develop an appreciation for the quality of our products that we believe makes them more likely to buy integrated, automated systems from us as their need for production and test systems grows.

     Motion Control Devices and Systems. We offer an extensive line of manually operated and motorized positioning devices for both industrial and research applications. These products include linear and rotational stages, elevational devices and actuators, as well as simple and programmable motion controllers for linear, stepping and DC motors. We also manufacture a line of positioning sub-systems, for both industrial and research applications. Our system integration capability allows us to satisfy a wide variety of industrial process application needs to serve the application-specific research, test and measurement, and inspection markets.

     Vibration Isolation Products. Laser and other high technology applications require a virtually vibration-free environment. Our isolation systems provide a stable working environment by greatly reducing vibrations due to noise, ground motion and excitations caused by external forces or system-mounted active components. Our isolation systems provide rigid surfaces using an internally damped honeycomb structure mounted on pneumatic supports. Our product line includes over 350 standard vibration isolation systems and we have the capability to manufacture custom systems.

     Optics. We manufacture and market a line of high-precision optics and optomechanical components. These products include lenses, mirrors, prisms, laser beam expanders, collimators, attenuators, variable beamsplitters and spatial filters. We have the capability to produce custom optical designs and coatings for specific applications.

     Manual Positioning Components. We offer a comprehensive line of mechanical components compatible with, and complementary to, our vibration isolation systems. These mechanical components include products such as mirror mounts, holders, positioners, and other accessories which are essential elements for prototype laser and optical systems.

     Subassemblies. We manufacture subassemblies that consist of a combination of our standard products drawn from our components, optics, motion control and vibration control product lines and custom products. We combine these items with additional engineering to create more highly integrated solutions to meet customer needs or for integration into our OEM customers' products. This product line offers a strategic competitive advantage allowing us to differentiate ourselves from competitors who only offer a limited product selection.

Sales and Marketing

We sell our products to thousands of companies and institutions throughout the world by means of our technically trained marketing staff, our worldwide network of subsidiary sales offices and sales representatives, and our technical catalogs.

We market our components and systems through our internal sales and marketing staff, our internal field sales organization and our international network of distributors and sales representatives. As of December 31, 1999, we had 25 company-employed field sales persons and 40 independent representatives and distributors located in the United States. In our international markets, we have 25 field sales personnel based in France, Germany, the United Kingdom, Switzerland, Italy, the Netherlands, Canada and Taiwan, together with 35 independent representatives and distributors located in countries where we do not have a direct presence. Our customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between our sales representatives and distributors and our engineering staff, and results in long sales cycles for our products, up to 12 months.

We have written agreements with each of our representatives and distributors.
In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products to a specific geographic area. These agreements generally have terms of one year and are renewable on an annual basis. Either party can terminate the agreement without cause by 90 days written notice to the other party or immediately by written notice to the other party, upon the occurrence of certain specified events. These agreements are generally not assignable without our prior approval. Most agreements are structured to provide distributors with sales discounts off of our domestic list price. Representatives are generally paid commissions for sales of our products. No single independent representative or distributor accounted for more than 4% of our revenues in 1999 and all independent representatives and distributors combined accounted for less than 10% of our revenues in 1999.

In addition to our sales representatives and distributors, we also market our standard products through our product catalogs and our website. Our principal marketing tool for the scientific market is our comprehensive set of product catalogs. These documents, numbering approximately 1100 pages in total, provide detailed product information as well as extensive technical and applications data. We publish these catalogs in English, French, German and Japanese and mail them annually to more than 100,000 potential customers. Our site on the World Wide Web (http://www.newport.com) addresses the large and rapidly growing Internet-savvy portion of our customer base. As the World Wide Web continues to gain acceptance within our core markets, this tool will provide us and our customers with even greater advantages. Our Web site provides our customers with access to our latest products, a literature and information request form, technical/tutorial and application related material, market surveys, sales information (including our catalogs), the ability to purchase a majority of our standard products and comprehensive company and financial overviews.

Research and Product Development

We continually seek to improve our technological position through internal research and product development and licensing and acquisitions of complementary technologies. We currently have 149 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various divisions to produce innovative technological solutions for the markets we serve. Our research and development expenses were $13.3 million, or 9.4% of net sales, in 1999 and $11.7 million, or 8.7% of net sales, in 1998. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Our research and development efforts may not be successful, our new products may not be developed on a timely basis or achieve customer acceptance, and our customers' products may not achieve market acceptance. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could materially adversely affect our business, operating results or financial condition.

Competition

The markets for our products are intensely competitive and characterized by rapidly changing technology. We believe that the primary competitive factors in our markets are:

     .    product features and performance;
     .    quality and reliability;
     .    customer relationships;
     .    ability to manufacture and deliver products on a timely basis;
     .    pricing; and
     .    ability to customize products to customer specifications.

We believe that we currently compete effectively with respect to each of these factors. However, we may not be able to compete successfully in the future against existing or new competitors.

We compete in our various markets against a number of companies, many of which have longer operating histories, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do. In addition, some of these companies have long established relationships with our customers and potential customers in our markets. In the fiber optic communications market, our primary competition currently comes from certain of our existing and potential customers, who have developed or may develop their own manufacturing and test equipment. In the video metrology market, our primary competitors are currently Optical Gauging Products, Mitutoyo, View Engineering and Deltronic.

In addition to our current competitors, we believe that new competitors, some of which may have substantially greater financial, technical and marketing resources than us, will seek to provide products to one or more of our markets in the future. Such future competition could harm our business.

Intellectual Property and Proprietary Rights

We have a number of patents, trademarks, exclusive marketing rights and licenses. We believe that our business relies primarily on our product performance, experience and marketing skill, and is not dependent upon patent rights. Although we continue to implement protective measures, including requiring all of our employees and certain key suppliers and consultants to sign nondisclosure agreements, and we intend to defend our proprietary rights, policing unauthorized use of our technology or products is difficult and these measures may not be successful. In addition, infringement, invalidity, right to use or ownership claims by third parties may be asserted against us in the future, which claims could materially harm our business, operating results or financial condition, regardless of the outcome.

Manufacturing

We assemble, test and package our components and systems at our domestic manufacturing facilities located in Irvine, Garden Grove and San Luis Obispo, California, Longmont, Colorado and Plymouth, Minnesota. Our international manufacturing facilities are located in France. A portion of our research and development facilities, our corporate headquarters and other critical business operations are located near major earthquake faults. Operating results could be materially affected in the event of an earthquake or other natural disasters.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for our larger products, assembling the subassemblies and components into integrated systems. We seek to design and manufacture components internally for our integrated systems, although on a limited basis we purchase completed products from certain suppliers and resell those products through our distribution system. Most of these completed products are produced to our specifications and carry our logo.

We currently procure various components from single-sources due to unique component designs as well as certain quality and performance requirements. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations or financial condition could be adversely affected.

Employees

As of December 31, 1999, we had 903 employees worldwide. None of our employees are represented by a union. We believe that our relationship with our employees is good.

Backlog

The consolidated backlog of all our products totaled $31.7 million, $22.5 million and $22.6 million at December 31, 1999, 1998 and 1997, respectively. We manufacture a significant portion of our products for inventory to provide the capability to make shipments upon receipt of an order. The remainder of our products are made to order with typical lead times of three to twelve weeks. Because of these short response times and because orders are generally cancelable with little or no penalty, we do not believe that our backlog of orders at any particular date is a meaningful indicator of our sales for any succeeding period.

As a result of manufacturing products in advance of receiving orders, we may at any given time have excess levels of inventory. Such excess levels of inventories increase our expenses and the amount of our resources invested in working capital. In addition, as our markets are characterized by rapid technological change, excess inventory levels increase the risk of product obsolescence.

Investments

Apart from the ownership of subsidiaries detailed in Exhibit 21 of this Form 10-K, we have minority ownership interests in several domestic companies involved in manufacturing laser-related and other high technology products.

ITEM 2  Properties

Our headquarters and principal California manufacturing operations are located in Irvine, California. We lease this facility under a fifteen-year lease expiring in March 2007. In addition, we have manufacturing operations in owned facilities at Beaune and La Boulonnie, France and in leased facilities at Garden Grove, California, San Luis Obispo, California, Longmont, Colorado and Plymouth, Minnesota. We lease office space in Santa Clara, California for our Western Region sales, service and application center. We own a sales and administration office in Evry, France and lease sales and service offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. Our centralized European distribution center, formerly located at leased facilities in the Netherlands, was relocated to our facility in Beaune, France during the second quarter of 1999. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to accommodate expansion of our operations. In 1991, we acquired, in connection with the acquisition of Micro-Controle, a building and land in Garden City, New York and several properties and buildings at various locations in France. During the first quarter of 1995 we relocated our Garden City, New York manufacturing operations to Irvine, California and leased the New York property. In 1998, we sold this property for approximately $2.0 million.

ITEM 3  Legal Proceedings

In August 1999 Newport Electronics, a manufacturer of electronic devices, filed suit against us in Federal District Court in Connecticut, claiming that our use of the "Newport" trademark infringes their rights with respect to such mark. We have filed a counterclaim, and have filed an opposition to their trademark before the Trademark Trial and Appeal Board. We intend to vigorously defend this litigation, however, due to the fact that discovery has not yet occurred, we are unable to predict the outcome of the cases. These cases, if adversely determined, could have certain adverse effects on our business, including potential monetary damages and being enjoined from using the "Newport" mark in conjunction with certain classes of products.

Other than the foregoing, we are not a party to any material litigation.

ITEM 4  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5 Market For the Registrant's Common Equity and Related Security Holder Matters

Price Range of Common Stock

Our common stock is traded on the NASDAQ National Market under NASDAQ symbol NEWP. As of December 31, 1999, we had 1,408 common stockholders of record. Refer to Note 15, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 44 for quarterly share price and dividend payments.

ITEM 6  Selected Financial Data

The following table presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, restated to include financial information of ROI and LCI which were accounted for as poolings of interests
(In thousands, except percent, per share and worldwide employment):

                                             1999       1998       1997       1996       1995
                                             ----       ----       ----       ----       ----
 FOR THE YEAR:
 Net sales                                 $141,945   $134,359   $132,594   $119,910   $101,961
 Cost of sales                               80,194     75,491     74,844     67,103     55,421
                                           --------   --------   --------   --------   --------
    Gross profit                             61,751     58,868     57,750     52,807     46,540
 Selling, general and administrative         35,593     33,017     35,825     36,741     34,441
 Research and development                    13,300     11,738      9,490      8,204      6,765
                                           --------   --------   --------   --------   --------
    Income from operations                   12,858     14,113     12,435      7,862      5,334
 Interest expense                            (1,785)    (1,891)    (1,992)    (1,931)    (1,593)
 Other income (expense), net                    166        121       (349)       477      1,137
                                           --------   --------   --------   --------   --------
    Income before income taxes               11,239     12,343     10,094      6,408      4,878
 Income tax provision                         2,956      3,365      3,030      1,705      1,003
                                           --------   --------   --------   --------   --------
    Net income                             $  8,283   $  8,978   $  7,064   $  4,703   $  3,875
                                           ========   ========   ========   ========   ========

 Percent of net sales:
    Gross profit                               43.5%      43.8%      43.6%      44.0%      45.6%
    Selling, general and administrative        25.1       24.6       27.0       30.6       33.8
    Research and development                    9.4        8.7        7.2        6.9        6.6
    Income from operations                      9.1       10.5        9.4        6.5        5.2
    Net income                                  5.8        6.7        5.3        3.9        3.8

 PER SHARE: (1)
 Net income
  Basic                                    $   0.91   $   1.00   $   0.80   $   0.54   $   0.47
  Diluted                                      0.88       0.96       0.77       0.52       0.45
 Dividends paid                                0.04       0.04       0.04       0.04       0.04
 Equity (diluted)                              8.16       7.56       6.61       6.39       6.18

 AT YEAR END:
 Cash and marketable securities            $  2,721   $  5,335   $  7,456   $  3,375   $  1,524
 Customer receivables, net                   32,239     25,798     23,372     23,418     19,767
 Inventories                                 36,386     31,260     28,326     28,954     22,744
 Other current assets                         5,794      6,713      7,850      6,782      4,868
                                           --------   --------   --------   --------   --------
    Current assets                           77,140     69,106     67,004     62,529     48,903
 Investments and other assets                 8,461      6,451      5,830      5,191      4,557
 Property, plant and equipment               25,738     22,696     22,994     24,045     22,327
 Goodwill, net                               10,914     12,220     10,133     11,612      8,161
                                           --------   --------   --------   --------   --------
    Total assets                           $122,253   $110,473   $105,961   $103,377   $ 83,948
                                           ========   ========   ========   ========   ========

 Current liabilities                       $ 30,968   $ 20,608   $ 22,689   $ 20,787   $ 20,330
 Long-term debt                              12,715     17,536     21,027     23,464      9,899
 Other liabilities                            1,407      1,359      1,587      1,697      1,032
 Stockholders' equity                        77,163     70,970     60,658     57,429     52,687
                                           --------   --------   --------   --------   --------
    Total liabilities and equity           $122,253   $110,473   $105,961   $103,377   $ 83,948
                                           ========   ========   ========   ========   ========

 MISCELLANEOUS STATISTICS
 Working capital                           $ 46,172   $ 48,498   $ 44,315   $ 41,742   $ 28,573
 Common shares outstanding                    9,232      9,119      8,951      8,890      8,699
 Annual average worldwide employment            827        803        766        728        640
 Sales per employee                        $    172   $    167   $    173   $    165   $    159

(1) Net income and equity per share (diluted) for all periods prior to 1997 have been restated as necessary to conform with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item contains forward-looking statements that involve risks and uncertainties and our actual results could differ materially from those anticipated in such statements, as a result of various factors including those described below in "Risks Relating To Our Business."

OVERVIEW

The following is a discussion and analysis of certain significant factors that have affected our results of operations and financial condition during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

In October 1998, we acquired Environmental Optical Sensors, Inc ("EOSI"), a provider of high precision assembly and test equipment for the fiber optic communications market. In October 1999, we acquired the west coast commercial optics operation of Corning OCA Corporation, a subsidiary of Corning Incorporated (renamed Newport Precision Optics Corporation or "NPOC"), which manufactures specialized precision optical products and systems. These acquisitions were accounted for using the purchase method, as described more fully in Note 2 to the consolidated financial statements on page 34 of this Form 10-K. This discussion includes the effect of our acquisitions of EOSI for 1999 and 1998, and the effect of our acquisition of NPOC for 1999.

Amounts in 1999 include net sales of $2.5 million representing one extra month of sales from our European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, 1999 net sales would have been $139.4 million, while net income would not have been materially different. Earnings per share were not impacted by the change.

RESULTS OF OPERATIONS

Financial Analysis The following table sets forth, for the periods indicated, certain income and expense items expressed as a percent of our net sales and as period-to-period percent increases or decreases:

                                                                     Period-to-Period
                                       Percent of Net Sales         Increase (Decrease)
                                       --------------------         -------------------
                                    1999      1998        1997       1999         1998
                                    ----      ----        ----       ----         ----
Net sales                          100.0%      100.0%      100.0%       5.6%       1.3%
Cost of sales                       56.5        56.2        56.4        6.2        0.9
                                   -----       -----       -----

     Gross profit                   43.5        43.8        43.6        4.9        1.9
Selling, general and
  administrative expense            25.1        24.6        27.0        7.8       (7.8)
Research and
  development expense                9.4         8.7         7.2       13.3       23.7
                                   -----       -----       -----

     Income from operations          9.1        10.5         9.4       (8.9)      13.5
Interest expense                    (1.3)       (1.4)       (1.5)      (5.6)      (5.1)
Other income (expense), net          0.1         0.1        (0.3)      37.2      134.7
                                   -----       -----       -----

     Income before income taxes      7.9         9.2         7.6       (8.9)      22.3
Income tax provision                 2.1         2.5         2.3      (12.2)      11.1
                                   -----       -----       -----

     Net income                      5.8         6.7         5.3       (7.7)      27.1
                                   =====       =====       =====

Net Sales For 1999, 1998 and 1997, our net sales totaled $141.9 million, $134.4 million and $132.6 million, respectively. Net sales for 1999 increased $7.5 million, or 5.6%, as compared with 1998, due primarily to sales increases in the fiber optic communications and semiconductor markets, offset partially by decreases in sales to the computer peripherals and aerospace and research markets. Net sales for 1998 increased $1.8 million, or 1.3%, as compared with 1997, due primarily to sales increases in the fiber optic communications and research markets, offset in part by sales declines in the semiconductor and computer peripherals markets.

Our sales to the fiber optic communications market segment in 1999 were $34.3 million, an increase of $13.3 million, or 63.0%, as compared with 1998. Our sales to the industrial metrology market in 1999 were $67.4 million, an increase of $1.1 million, or 1.8%, as compared with the prior year. Our 1999 sales to the aerospace and research market were $40.2 million, a decrease of $6.9 million, or 14.6%, as compared with 1998. In 1998, our sales to the fiber optic communications market were $21.0 million, an increase of $7.2 million, or 52.3%, over 1997. Our 1998 sales to the industrial metrology market segment were $66.3 million, a decrease of $5.8 million, or 8.2%, versus 1997. Our 1998 sales to the aerospace and research market were $47.1 million, an increase of $0.4 million, or 1.0%, over 1997.

For 1999, 1998 and 1997, domestic sales were $90.2 million, $87.6 million and $85.7 million, respectively. Domestic sales in 1999 increased $2.6 million, or 3.0%, versus 1998, due primarily to sales increases in the fiber optic communications and semiconductor markets of $10.5 million, or 89.6%, and $1.5 million, or 16.4%, respectively, offset partially by a decrease of $4.6 million, or 35.6%, in sales to the computer peripherals market and a decrease of $4.5 million, or 16.4%, in sales to the aerospace and research market. Domestic sales in 1998 increased $1.9 million, or 2.1%, as compared with 1997, due principally to sales increases of $5.4 million, or 86.0%, and $2.1 million, or 8.4%, to the fiber optic communications and aerospace and research markets, respectively, offset partially by sales declines in the semiconductor and computer peripherals markets of $3.6 million, or 27.8%, and $2.1 million, or 13.9%, respectively. The domestic semiconductor and computer peripherals markets were negatively impacted by the economic situation in Asia and overcapacity throughout much of 1998, both of which resulted in lower demand for the capital equipment we supply to these markets.

International sales totaled $51.7 million, $46.8 million and $46.9 million for 1999, 1998 and 1997, respectively. For 1999, international sales increased $4.9 million, or 10.7%, versus 1998. International sales in 1999 included net sales of $2.5 million representing one extra month of sales from our European operations, due to a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without such change, 1999 international sales would have been $49.2 million. The increase in international sales in 1999 as compared with 1998 was due primarily to an increase of $2.8 million, or 29.9%, in sales to international fiber optic communications customers, an increase of $4.3 million, or 31.9%, in sales of metrology products to international life and health science OEM customers, and an increase in international sales to the semiconductor market of $0.3 million, or 12.2%, offset in part by a decline in sales to international aerospace and research customers of $2.4 million, or 12.1%. Geographically, European, Canadian and Pacific Rim sales in 1999 increased $2.2 million, or 7.1%, $2.5 million, or 65.3%, and $1.5 million, or 16.2%, respectively, over 1998, while sales to Latin American customers decreased $1.2 million, or 53.1%. International sales in 1998 decreased $0.1 million versus 1997. Sales in 1998 to European markets, reflecting our efforts to expand commercial market penetration, grew $2.7 million, or 10%, over 1997, with sales in France, Germany, the Netherlands, the United Kingdom and Switzerland accounting for most of the increase. Negative foreign exchange rate effects on European sales in 1998 totaled $0.7 million. Sales to Asian markets in 1998 declined $5.5 million, or 37%, as compared with 1997, with Hong Kong, Korea, Taiwan and the ASEAN countries accounting for most of the decrease and sales into Japan increasing $0.7 million. Sales into Canada and Latin America grew $2.7 million, or 82%, over 1997. Canada and Latin America sales were also negatively impacted by a foreign exchange rate effect, which totaled $0.2 million.

Gross Margin Gross margin was 43.5%, 43.8% and 43.6% for 1999, 1998 and 1997, respectively. Our gross margin remained essentially unchanged for all three years. A mix shift in sales towards our photonics product lines, which generally have higher margins, have been offset primarily by higher growth rates in sales to OEM customers, which generally have lower margins, and lower sales and marketing expenses. We anticipate that these offsetting trends are likely to continue in future periods.

Selling, General and Administrative (SG&A) Expense SG&A expenses totaled $35.6 million, $33.0 million and $35.8 million for 1999, 1998 and 1997, respectively, representing 25.1%, 24.6% and 27.0% of net sales in the respective years. Our SG&A expenses in 1999 increased $2.6 million, or 7.8%, versus 1998, due in part to the inclusion of an additional month of expenses from the change in European reporting, which added $0.9 million of expenses to 1999, and to the inclusion of EOSI for a full year in 1999 and the acquisition of NPOC, which collectively added $0.6 million of expenses in 1999 for which there were no comparable expenses in 1998. Finally, higher international trade show activity and increased sales commissions also contributed to the increase in expenses versus 1998. SG&A expenses in 1998 decreased by $2.8 million, or 7.8% versus 1997, due primarily to decreased costs for incentive compensation programs, lower advertising expenses, reduced sales and marketing expenses in Europe that resulted from changes made in 1997 to the European sales organization and to a favorable exchange rate effect in Europe of $0.3 million.

Research and Development (R&D) Expense R&D expenses totaled $13.3 million, $11.7 million and $9.5 million for 1999, 1998 and 1997, respectively. R&D expenses represented 9.4%, 8.7% and 7.2% of net sales in 1999, 1998 and 1997, respectively. Our R&D expenses in 1999 increased $1.6 million, or 13.3%, and our R&D expenses in 1998 increased $2.2 million, or 23.7%, as compared with 1997. The increases in both years were attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market, technology enhancements to the LaserWeld and AutoAlign packaging workstation, development of laser diode burn-in and characterization systems and new products and software for our Video Metrology Division. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Interest Expense Our interest expense totaled $1.8 million, $1.9 million and $2.0 million for 1999, 1998 and 1997, respectively. Although a majority of our debt is at fixed interest rates, we anticipate that interest expense for 2000 will decrease slightly from 1999 because our long term debt will be reduced by principal payments of $1.5 million in the second quarter and $2.5 million in the fourth quarter.

Taxes Based On Income The effective tax rates for 1999, 1998 and 1997 were 26.3%, 27.3% and 30.0%, respectively. The decrease in the effective tax rate for 1999 compared with 1998 and 1998 compared with 1997 was primarily the result of improved profitability at our European operations resulting in the increased utilization of foreign tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities in 1999 of $3.7 million was primarily attributable to our operating income plus non-cash items, principally depreciation and amortization, offset in part by changes in operating assets and liabilities. Our customer receivables increased by $6.4 million, or 25.0%, in 1999, while our sales grew by 5.6% during the same period. Substantially all of this sales growth occurred in the fourth quarter of 1999, thus resulting in a disproportionate increase in customer receivables relative to sales. Our inventories increased 16.4% in 1999 over 1998 levels, due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times, maintaining higher levels of certain inventory items in conjunction with our Year 2000 preparation, and to the inclusion of inventory from NPOC in 1999 for which there was no comparable inventory in 1998. We believe that we must maintain certain levels of inventory in order to ensure that the lead times to our customers remain competitive. Our accounts payable increased $0.6 million, or 10.3%, in 1999 compared with 1998, primarily as a result of higher inventory levels.

Net cash used in investing activities in 1999 of $13.4 million was attributable principally to our purchases of property, plant and equipment ($4.8 million), costs associated with our acquisitions of businesses ($6.6 million), payments for an equity investment ($1.1 million) and capitalization of software development costs ($2.3 million), partially offset by the net proceeds on the sale of an equity investment and other property ($1.3 million).

Net cash provided by financing activities in 1999 of $6.9 million was attributable principally to an increase in the utilization of our line of credit and the issuance of common stock in connection with stock option and purchase plans. This increase was offset in part by a decrease in long-term borrowings and the repurchase of stock under our share repurchase program. During 1999, we repurchased 111,000 shares under our share repurchase program for an aggregate purchase price of $1.6 million.

At December 31, 1999, we had in place a $15.0 million unsecured line of credit expiring October 29, 2002 and a $10.0 million unsecured line of credit expiring October 27, 2000. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option, plus an unused line fee of 0.2% per year. At December 31, 1999, there was $10.0 million outstanding under the $15.0 million line of credit, with $14.4 million available under the combined lines, after considering outstanding letters of credit.

We believe our current working capital position together with estimated cash flows from operations and existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements, and continuation of the share repurchase program over at least the next year. However, this belief is based upon many assumptions and is subject to numerous risks (see "Risks Relating To Our Business," below), and there can be no assurance that we will not require additional funding in the future.

Although we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies, we continue to evaluate acquisitions of products, technologies or companies that complement our business and may make such acquisitions in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital to finance any such acquisitions.

Impact of Year 2000

In prior years, we have discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe that those systems successfully responded to the Year 2000 date change. Our remediation efforts consisted primarily of upgrading the hardware and software of our primary enterprise systems and were accomplished as part of the normal course of upgrading our systems to support current and anticipated growth. Accordingly, the $1.5 million cost of acquiring the upgraded computer hardware and software has been capitalized. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any residual Year 2000 matters that may arise are addressed promptly.

European Economic and Monetary Union (EMU) - New European Currency

On January 1, 1999, member countries of the European Economic and Monetary Union established fixed conversion rates between their existing national currencies and one common currency - the euro. The euro trades on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have implemented and are implementing plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. While we anticipate that the euro conversion will not have a material adverse impact on our financial condition or results of operations, there can be no assurance that our key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on our business, operating results and financial condition. Further, there can be no assurance that the currency market volatility will not increase, which could have an adverse effect on our euro exposures.

Pending Adoption of Statement of Financial Accounting Standards No. 133

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes new standards for recording derivatives in interim and annual financial reports requiring that all derivative instruments be recorded as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and therefore we will adopt the new requirements effective with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flow.

RISKS RELATING TO OUR BUSINESS

Our markets and industry are subject to rapid technological change, and if we do not introduce new innovative products nor improve our existing products, our business and results of operations will be negatively affected.

Our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, and new product introductions and enhancements. Products in our markets often become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance and improve our existing products, to meet the demands of the marketplace for new and improved technology, and be price competitive. We may not be successful in selecting, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately achieve any one of these objectives, our business and results of operations would be harmed.

We face significant and unpredictable risks from doing business in foreign countries.

Our business is subject to risks inherent in conducting business internationally. In 1999, 1998 and 1997, our international revenues accounted for approximately 36.5%, 34.8% and 35.3%, respectively, of our total net sales, with a substantial portion of this in Europe. We expect that international revenues will continue to account for a significant percentage of our total net sales for the foreseeable future. A significant portion of our operations are located in Europe. As a result of our international sales and presence, we face various risks, which include:

 . changes in the political or economic conditions in a country or region where we manufacture or sell our products;

 .  currency fluctuations;

 .  a greater difficulty of administering our business globally;

 . difficulties in staffing and managing each of our individual foreign operations;

 . compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs, and other barriers;

 .  longer accounts receivable cycles;

 .  overlapping or differing tax structures;

 .  differing protection of intellectual property; and

 .  trade restrictions and licensing requirements.

As a result of our international sales and operations, our exposure to fluctuations in foreign exchange rates is particularly acute and could affect the sales price in local currencies of our products in foreign markets. In addition, exchange rate fluctuations could increase the costs and expenses of our foreign operations or require us to modify our current business practices. Significant negative changes in exchange rates could significantly harm our results of operations.

Our quarterly operating results are difficult to predict, and if we fail to meet the expectations of investors or securities analysts, the market price of our common stock would likely decline significantly.

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. The fluctuations are typically unpredictable, and are the result of numerous factors including:

 .  the timing of customer orders within a given quarter;

 .  fluctuations in economic conditions in the markets for our products;

 .  our timing in introducing new products;

 .  the demand for our products and the products sold by our customers;

 . changes in our pricing policies, or in the pricing policies of our competitors or suppliers;

 .  market acceptance of any new or enhanced versions of our products;

 .  the mix of products we sell in each of the markets in which we do business;

 . the availability and cost of key components we require to manufacture and distribute our products;

 .  fluctuations in foreign currency exchange rates;

 .  the timing of our competitors in introducing new products;

 .  levels of expenses; and

 .  our manufacturing capacity.

In addition, we may in the future choose to reduce prices, increase spending, or add or eliminate products in response to actions by our competitors or as an effort to pursue new market opportunities. This may also adversely affect our operating results and may cause our quarterly results to be lower than the results of previous quarters. We believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, are not meaningful and should not be construed as reliable indicators of our future performance. Given all of the factors that can affect quarterly revenue results, our results may be below the expectations of market analysts and investors in any given future quarter, which would likely cause the trading price of our common stock to drop.

Cyclical declines in the markets for our products could negatively affect our business.

We do business in several cyclical industries and we are susceptible to any downturns in each. In particular, the semiconductor industry, where we do a substantial amount of our business, is particularly prone to abrupt downward turns, as was the case in 1998 and 1999. When the business cycle of one of these industries is in decline, the businesses of companies that supply products to that particular industry, such as our company, also generally experience a downturn since the demand for capital equipment to manufacture the products of that industry is also generally reduced. Other industries in which we do business can be seasonal in the demand for products. If one or more of the industries in which we operate experiences a downturn, our business and results of operations could be significantly harmed.

We are highly dependent on the growth of the fiber optic communications industry and on our customers who serve this industry.

A substantial portion of our current and future business comes from sales to companies that manufacture components for fiber optic communications systems. The fiber optics communications market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of this market, their products and components may not achieve or continue to achieve anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance with fiber optic systems vendors, it is likely that such customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in helping our customers develop products and manufacturing processes in advance of significant sales of our products to such customers. A failure on the part of our customers' products to gain market acceptance, or a failure of the fiber optic communications market as a whole to grow, would have a significant negative effect on our business and results of operations.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of our markets.

We market products for the fiber optic component, semiconductor capital equipment, industrial metrology, aerospace and research markets. Because we operate in multiple markets, we must work constantly to understand the product needs, required standards and technical challenges of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming, and if our product offerings in any particular market are not competitive, our business and results of operations would be harmed.

Furthermore, our decision to continue to offer products for a given market or to enter new markets is based in part on our judgment of the size, growth rate and other factors that determine the attractiveness of a particular market. If our analyses of a market are incorrect, our business and results of operations would be harmed. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance, which would have a negative effect on our business and results of operations.

If we are unable to attract, retain and motivate our employees, our business and results of operations will suffer.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, particularly for employees with expertise in fiber optics. If we are unable to hire sufficient numbers of employees with the experience and skills we need, our business and results of operations would be harmed.

Any decline in our customers' research budgets will negatively impact our operating results.

A significant amount of our revenues are derived from selling our products to research institutions in the United States and various foreign countries. We anticipate that sales to such institutions will continue to account for a significant portion of our revenues in the foreseeable future. Thus, our future performance is directly dependent in part upon the capital expenditure budgets of our research institution customers and the continued demand by such customers for our products. Domestic and foreign research institutions could experience constraints on their capital expenditure budgets due to factors such as reduced governmental funding of research activities, changes in research focus and reduced defense spending. Our operating results may be subject to fluctuations as a consequence of funding constraints. If funding constraints are imposed and if they persist for an extended period of time, our business and results of operations would be harmed.

We face substantial competition and if we fail to compete effectively, our operating results will suffer.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized market segments, against a limited number of companies. We also face competition in some of our markets from our existing and potential customers who have developed or may develop solutions on their own. Many of our existing and potential competitors are more established, enjoy higher name recognition and possess greater financial, technological and marketing resources. Other competitors are relatively small and highly specialized firms, which enjoy the ability to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

We may acquire additional businesses, products or technologies, which could negatively affect our business.

We have historically achieved growth through a combination of internally developed new products and acquisitions. As part of our strategy to sustain growth, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines. Any acquisition would involve risks, including:

 .  our ability to manufacture and sell the products of the businesses acquired;

 .  a decline in demand by our customers for these acquired products;

 . our ability to integrate the acquired business' operations, products and personnel;

 .  our ability to retain key personnel of the acquired businesses;

 . our ability to expand our financial and management controls and reporting systems and procedures to incorporate the acquired businesses;

 .  diversion of management's time and attention;

 . customer dissatisfaction or performance problems with the products or services of an acquired firm; and

 . assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations. We cannot assure you that any business that we may acquire will achieve anticipated revenues and operating results, which could decrease the value of the acquisition to us.

We rely on several sole-source and limited source suppliers.

We obtain some of the materials used to build our systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. If our components are unavailable in adequate numbers or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products. If we do not obtain comparable replacement components from other sources in a timely manner, our business and results of operations will be harmed. Many of our suppliers require long lead-times to deliver the quantities of components that we need. If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment could occur, which would harm our results of operations.

If any third parties claim that we infringe upon their intellectual property rights, we could face substantial licensing or litigation costs, or could be forced to stop selling some of our products.

Our products are complex and include substantial technology. It is possible that technology incorporated in our products, or the trademarks under which they are marketed, may infringe the intellectual property rights of others. Third parties who believe that our products or trademarks infringe upon their intellectual property may assert such rights, which could result in litigation. For example, we are currently engaged in litigation with a third party that claims that our use of the "Newport" mark infringes their rights. Any litigation over intellectual property rights, whether with or without merit, would be time consuming, expensive and distracting to our management.
Litigation could also subject us to extensive liabilities, including monetary damages and injunctions preventing us from selling certain of our products or from using one or more of our trademarks. Moreover, we could be forced to enter into licensing agreements or sell the rights to our products or technology on unfavorable terms, in order to avoid claims of infringement. Unfavorable outcomes regarding claims of infringement of the intellectual property rights of third parties could harm our business.

We must protect and enforce our intellectual property rights to remain competitive.

Our success depends in part on our ability to protect our intellectual property rights such as patents, trademarks, copyrights, trade secrets, confidentiality agreements and license agreements. If we are unsuccessful in protecting and enforcing our intellectual property rights, our business and results of operations could be harmed. In addition, our pending and future patent and trademark applications may be rejected, or our competitors may contest the scope or validity of our applications or existing rights, which could weaken our competitive position.

Third parties may infringe our intellectual property rights or devise designs that circumvent our intellectual property, and we may not be able to detect this unauthorized use or effectively enforce our rights. If any third parties infringe our intellectual property rights, we could incur significant costs in defending our rights. Since we do business in foreign countries, we face the additional challenge of protecting and enforcing our intellectual property rights worldwide. The laws of many foreign countries may not protect our intellectual property rights as fully as those of the United States. Unauthorized use or misappropriation of our intellectual property, and our ability to remedy the misuse, could materially harm our business.

We are required to comply with government regulations, and we may incur significant expenses complying with these regulations.

Many of our products are subject to government regulations on the federal, state and local levels, as well as to the government regulations of any of the foreign countries where we do business. In addition, our products must comply with relevant industry standards, such as ISO 9000 and NEBS. We are required to make substantial efforts to ensure compliance with these regulations and standards and to remedy any deficiencies. If we fail to comply with all required government regulations, we could incur fines or be forced to curtail segments of our business. In addition, many of our customers operate in regulated industries, which means that we must comply with any applicable regulations and standards within these industries. Our failure to comply with any of the regulations and standards will likely impair our ability to remain competitive and could harm our business and results of operations.

We may be subject to the rules and regulations governing government contracts, and failure to comply could result in a decline in our operating results.

We regularly enter into contracts with government agencies, or subcontracts with government contractors, which require us to abide by the special rules and regulations governing government contracts. We may also be required to submit to investigations by government agencies to ensure compliance with the rules and regulations governing government contracts or with the provisions of any such government contracts. If any governmental agency elected to investigate or review our practices with respect to government contracts, we would be required to cooperate with the investigation, which would likely result in significant distraction for management and other key employees. If we fail to abide by the rules and regulations governing government contracts or to abide by the provisions of any government contracts, our business and operating results could be harmed.

Our sales cycle is long and difficult to predict, which may cause fluctuations in our operating results.

Many of our products are complex, and customers for such products require substantial time to make purchase decisions. These customers often perform, and require us to perform, elaborate testing and evaluation of our products before committing to purchasing them. Our sales cycle for such products typically varies and is difficult to predict, but can last as long as one year. Orders expected to be shipped in one quarter may slip to subsequent quarters, which would cause our operating results to fluctuate from period to period, or cause us not to meet the expectations of investors or market analysts.

If we are delayed in introducing our new products into the marketplace, or if our new products contain defects, our operating results will suffer.

Because our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors' products. Our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer. Our products may contain defects or undetected errors. As a result we could incur substantial expenses in fixing any defects or undetected errors, which could result in damage to our competitive position and harm our results of operations and business.

We may incur expenses incident to complying with environmental regulations.

There are aspects of our business that involve substances that could pose a threat of contamination to the environment. Although we believe we have complied with all environmental regulations and that we have implemented all necessary safeguards, we may in the future incur expenses from environmental remediation, or in connection with complying with current or future environmental regulations. Environmental remediation is costly, time consuming and could result in lengthy proceedings that could distract our management. If we are required to remediate any environmental hazard, our business, results of operations and financial conditions could be harmed.

Natural disasters could disrupt or shut down our operations.

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We have significant facilities in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business.

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are foreign exchange rates which may generate translation and transaction gains and losses and interest rate risk.

Foreign Currency Risk

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on our operating results is complex because such changes are governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constituted approximately 7% of our 1999 consolidated operating profit. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have a material impact on our reported operating profit. We believe that this quantitative measure has inherent limitations because, as we discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in the Consolidated Statement of Comprehensive Income on page 31.

Interest Rate Risk

Our exposure to interest rate risk is limited to our unsecured lines of credit which bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option. Our long term debt instruments carry fixed interest rates. We estimate that a 10% change in interest rates would not have a material impact on our reported operating profit

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8  Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, the report of independent auditors thereon and the Company's unaudited quarterly financial data for 1999 and 1998 are referenced in Item 14 herein.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant


The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with its May 17, 2000 Annual Meeting of Stockholders.

ITEM 11  Executive Compensation

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with its May 17, 2000 Annual Meeting of Stockholders.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 1999 in connection with its May 17, 2000 Annual Meeting of Stockholders.

ITEM 13   Certain Relationships and Related Transactions

In November 1996, the Company entered into a Consulting Agreement with Richard
E. Schmidt, a director of the Company and the Company's former Chairman and Chief Executive Officer, pursuant to which Mr. Schmidt provides consulting services to the Company in exchange for a consulting fee equal to $100,000 per year. Such Agreement was renewable by the Company for additional one-year terms through December 31, 2001. In connection with such Agreement, the Compensation Committee of the Board of Directors amended certain option and restricted stock agreements with Mr. Schmidt to provide that (1) the vesting of the options was accelerated and such options were exercisable during the term of the Consulting Agreement and (2) the restricted stock would continue to vest in accordance with the original time schedule. In January 2000, the Company terminated the remaining two years of the Agreement with Mr. Schmidt and granted him 3,013 shares of restricted stock in lieu of renewing the Agreement. The shares fully vest one year after the grant.

The Company has entered into Severance Compensation Agreements with certain of its officers. See response to Item 11 above.

                                    PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 10-K

 (a)  1. Financial Statements and Financial Statement Schedules

          Report of Independent Auditors                                   27

          FINANCIAL STATEMENTS:
          Consolidated income statement
           for the years ended December 31, 1999, 1998 and 1997            28

          Consolidated balance sheet
           at December 31, 1999 and 1998                                   29

          Consolidated statement of cash flows
           for the years ended December 31, 1999, 1998 and 1997            30

          Consolidated statement of stockholders' equity
           for the years ended December 31, 1999, 1998 and 1997            31

          Consolidated statement of comprehensive income
           for the years ended December 31, 1999, 1998 and 1997            31

          Notes to consolidated financial statements                  32 - 44

          FINANCIAL STATEMENT SCHEDULES:

          II - Consolidated valuation accounts                             45

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

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 10-K
-------------------------------------------------------------------------
         (Cont'd)
         --------

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

     Exhibit 10.9 364-Day $10,000,000 Credit Agreement dated as of October 29, 1999 between Newport Corporation and ABN AMRO Bank, N.V.

     Exhibit 10.10 3-Year $15,000,000 Credit Agreement dated as of October 29, 1999 between Newport Corporation and ABN AMRO Bank, N.V.

     Exhibit 10.11  1999 Stock Incentive Plan*

     Exhibit 21     Subsidiaries of Registrant

     Exhibit 23     Consent of Independent Auditors

     Exhibit 27     Financial Data Schedule (Article 5 of Regulation S-X)


_____________
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a) (3) of Form 10-K

(b) Reports on Form 8-K

The Company filed no Reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEWPORT CORPORATION

/s/ ROBERT G. DEUSTER                                                      March 29, 2000
-------------------------------------------------------------------------------------------
Robert G. Deuster, President and Chief Executive Officer                        Date
   (Principal Executive Officer)

/s/ ROBERT C. HEWITT                                                       March 29, 2000
-------------------------------------------------------------------------------------------
Robert C. Hewitt, Vice President, Chief Financial Officer and Secretary         Date
   (Chief Financial Officer)

/s/ WILLIAM R. ABBOTT                                                      March 29, 2000
-------------------------------------------------------------------------------------------
William R. Abbott, Vice President and Corporate Controller                      Date
   (Principal Accounting Officer)

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


/s/ R. JACK APLIN                                           March 29, 2000
-------------------------------------------------------------------------------
R. Jack Aplin, Member of the Board                               Date


/s/ ROBERT L. GUYETT                                        March 29, 2000
-------------------------------------------------------------------------------
Robert L. Guyett, Member of the Board                            Date


/s/ C. KUMAR N. PATEL                                       March 29, 2000
-------------------------------------------------------------------------------
C. Kumar N. Patel, Member of the Board                           Date


/s/ KENNETH F. POTASHNER                                    March 29, 2000
-------------------------------------------------------------------------------
Kenneth F. Potashner, Member of the Board                        Date


/s/ RICHARD E. SCHMIDT                                      March 29, 2000
-------------------------------------------------------------------------------
Richard E. Schmidt, Member of the Board                          Date


/s/ JOHN T. SUBAK                                           March 29, 2000
-------------------------------------------------------------------------------
John T. Subak, Member of the Board                               Date

                        Report of Independent Auditors


The Board of Directors and Stockholders
Newport Corporation


We have audited the accompanying consolidated balance sheet of Newport Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  /s/ ERNST & YOUNG LLP



Orange County, California
January 25, 2000

                              NEWPORT CORPORATION
                         Consolidated Income Statement

(In thousands, except per share amounts)                         Years Ended December 31,
                                                                --------------------------
                                                             1999          1998         1997
                                                             ----          ----         ----
Net sales                                                  $141,945      $134,359     $132,594
Cost of sales                                                80,194        75,491       74,844
                                                           --------      --------     --------

Gross profit                                                 61,751        58,868       57,750
Selling, general and administrative expense                  35,593        33,017       35,825
Research and development expense                             13,300        11,738        9,490
                                                           --------      --------     --------

Income from operations                                       12,858        14,113       12,435
Interest expense                                             (1,785)       (1,891)      (1,992)
Other income (expense), net                                     166           121         (349)
                                                           --------      --------     --------

Income before income taxes                                   11,239        12,343       10,094
Income tax provision                                          2,956         3,365        3,030
                                                           --------      --------     --------

Net income                                                 $  8,283      $  8,978     $  7,064
                                                           ========      ========     ========

Net income per share
  Basic                                                    $   0.91      $   1.00     $   0.80
  Diluted                                                  $   0.88      $   0.96     $   0.77

Number of shares used to calculate net income per share
  Basic                                                       9,083         8,989        8,865
  Diluted                                                     9,461         9,384        9,179

Dividends per share                                        $   0.04      $   0.04     $   0.04

                            See accompanying notes.

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet

(In thousands, except share data)                               December 31,
                                                                ------------
                                                               1999       1998
                                                               ----       ----
ASSETS
Current assets:
  Cash and cash equivalents                                  $  2,721   $  5,335
  Customer receivables, net                                    32,239     25,798
  Other receivables                                               684      2,367
  Inventories                                                  36,386     31,260
  Deferred tax assets                                           2,626      2,703
  Other current assets                                          2,484      1,643
                                                             --------   --------
    Total current assets                                       77,140     69,106

Investments and other assets                                    8,461      6,451
Property, plant and equipment, at cost, net                    25,738     22,696
Goodwill, net                                                  10,914     12,220
                                                             --------   --------
                                                             $122,253   $110,473
                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  6,816   $  6,180
  Accrued payroll and related expenses                          5,536      5,566
  Taxes based on income                                         1,235         95
  Line of credit                                               10,000          -
  Current portion of long-term debt                             4,645      3,699
  Other current liabilities                                     2,736      5,068
                                                             --------   --------
    Total current liabilities                                  30,968     20,608

Long-term debt                                                 12,715     17,536
Deferred tax liabilities                                        1,407      1,359

Commitments

Stockholders' equity:
  Common stock, $0.35 stated value, 20,000,000
   shares authorized; 9,232,000 shares
   issued and outstanding at December 31, 1999;
   9,119,000 shares at December 31, 1998                        3,231      3,192
  Capital in excess of stated value                             9,398      8,573
  Unamortized deferred compensation                              (417)      (548)
  Accumulated other comprehensive loss                         (6,635)    (3,916)
  Retained earnings                                            71,586     63,669
                                                             --------   --------
   Total stockholders' equity                                  77,163     70,970
                                                             --------   --------
                                                             $122,253   $110,473
                                                             ========   ========

                            See accompanying notes.

                              NEWPORT CORPORATION
                     Consolidated Statement of Cash Flows

(In thousands)                                             Years Ended December 31,
                                                           ------------------------
                                                         1999        1998        1997
                                                         ----        ----        ----
Operating activities:
 Net income                                            $  8,283    $ 8,978     $ 7,064
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                          7,011      6,075       5,830
   Increase in provision for losses on
     receivables, inventories and investments             1,260      1,073       1,906
   Deferred income taxes                                    251        704          87
   Other non-cash items, net                               (489)      (481)        345
   Changes in operating assets and liabilities:
     Receivables                                         (6,007)    (1,532)     (1,269)
     Inventories                                         (5,027)    (3,472)     (2,051)
     Other current assets                                (1,532)      (196)     (1,261)
     Other assets                                           327        280         (78)
     Accounts payable and other accrued expenses         (1,530)    (2,107)        925
     Taxes based on income                                1,126     (2,283)        798
     Other, net                                               -         (1)          1
                                                       --------    -------     -------
Net cash provided by operating activities                 3,673      7,038      12,297
                                                       --------    -------     -------

Investing activities:
 Purchases of property, plant and equipment              (4,799)    (5,378)     (5,034)
 Disposition of property, plant and equipment               201      2,323         396
 Acquisition of business, net of cash acquired           (6,559)    (3,561)       (879)
 Payments for equity investment                          (1,074)         -           -
 Proceeds from sales of investments
     and marketable securities                            1,054        720           -
 Software development costs                              (2,261)      (779)       (728)
                                                       --------    -------     -------
Net cash used in investing activities                   (13,438)    (6,675)     (6,245)
                                                       --------    -------     -------

Financing activities:
 Increase in credit line                                 10,000          -           -
 Decrease in long-term borrowings                        (3,632)    (2,360)       (790)
 Cash dividends paid                                       (366)      (362)       (357)
 Repurchase of common stock                              (1,589)    (2,879)     (3,996)
 Issuance of common stock under employee
     agreements including associated tax benefit          2,453      3,218       2,910
                                                       --------    -------     -------
Net cash provided by (used in) financing activities       6,866     (2,383)     (2,233)
                                                       --------    -------     -------

Effect of foreign exchange rate changes on cash             285       (101)        262
                                                       --------    -------     -------
Increase (decrease) in cash and cash equivalents         (2,614)    (2,121)      4,081
Cash and cash equivalents at beginning of year            5,335      7,456       3,375
                                                       --------    -------     -------
Cash and cash equivalents at end of year               $  2,721    $ 5,335     $ 7,456
                                                       ========    =======     =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                Consolidated Statement of Stockholders' Equity

(In thousands)                                        Years Ended December 31,
                                                      ------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
Common shares:
 Shares outstanding at beginning of year              9,119     8,951     8,890
 Issuance of common shares                              224       340       351
 Repurchase of common shares                           (111)     (172)     (290)
                                                    -------   -------   -------
 Shares outstanding at end of year                    9,232     9,119     8,951
                                                    =======   =======   =======

Common stock:
 Balance at beginning of year                       $ 3,192   $ 3,132   $ 3,110
 Issuance of common stock                                75       113       117
 Grants of restricted stock, net                          -         7         7
 Repurchase of common stock                             (36)      (60)     (102)
                                                    -------   -------   -------
 Balance at end of year                               3,231     3,192     3,132
                                                    =======   =======   =======

Capital in excess of stated value:
 Balance at beginning of year                         8,573     8,026     8,959
 Issuance of common stock                             2,378     3,105     2,793
 Grants of restricted stock, net                          -       261       168
 Repurchase of common stock                          (1,553)   (2,819)   (3,894)
                                                    -------   -------   -------
 Balance at end of year                               9,398     8,573     8,026
                                                    =======   =======   =======

Unamortized deferred compensation:
 Balance at beginning of year                          (548)     (519)     (548)
 Grants of restricted stock, net                          -      (268)     (175)
 Amortization of deferred compensation                  131       239       204
                                                    -------   -------   -------
 Balance at end of year                                (417)     (548)     (519)
                                                    =======   =======   =======

Accumulated other comprehensive loss:
 Balance at beginning of year                        (3,916)   (5,036)   (2,442)
 Unrealized translation gain (loss)                  (2,719)    1,120    (2,594)
                                                    -------   -------   -------
 Balance at end of year                              (6,635)   (3,916)   (5,036)
                                                    =======   =======   =======

Retained earnings:
 Balance at beginning of year                        63,669    55,055    48,350
 Dividends                                             (366)     (364)     (359)
 Net income                                           8,283     8,978     7,064
                                                    -------   -------   -------
 Balance at end of year                              71,586    63,669    55,055
                                                    =======   =======   =======

Total stockholders' equity                          $77,163   $70,970   $60,658
                                                    =======   =======   =======

                Consolidated Statement of Comprehensive Income

(In thousands)                                        Years Ended December 31,
                                                      ------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
Net income                                          $ 8,283   $ 8,978  $ 7,064
Unrealized translation gain (loss)                   (2,719)    1,120   (2,594)
                                                    -------   -------  -------
Comprehensive income                                $ 5,564   $10,098  $ 4,470
                                                    =======   =======  =======

                            See accompanying notes.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Newport Corporation designs, manufactures and markets high precision components, instruments and integrated systems for the fiber optic communications, semiconductor equipment, computer peripherals and scientific research markets. The Company's high precision products enhance productivity and capabilities of test and measurement and automated assembly for precision manufacturing, engineering and research applications.

Consolidation The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation. Amounts in 1999 include net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, 1999 net sales would have been $139.4 million, while net income would not have been materially different. Earnings per share were not impacted by the change.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, inventory obsolescence reserves, income tax valuation and warranty reserves.

Sales A sale is recorded upon customer acceptance after all significant obligations have been met, collectibility is probable and title has passed to the customer. Customers have 30 days from the original invoice date (60 days for international customers) to return a catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been immaterial. Custom configured and certain other products as defined in the Company's Customer Satisfaction and Product Guarantee Policy cannot be returned. Unless otherwise stated in its product literature, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Defective products will be either repaired or replaced, at the Company's option, upon meeting certain criteria.

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

Advertising The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of product catalogs. The Company uses these product catalogs as its principal marketing tools for the scientific market. Sales to this market approximate 28% of the Company's annual revenues. The catalogs provide detailed product information as well as extensive technical and applications data. The catalogs are published in English, French, German and Japanese languages and are mailed worldwide to more than 100,000 potential customers.

The Company believes that after a period of generally 12 to 18 months, no future benefit can be realized from these catalogs due to price changes, technological enhancements to existing products and new product releases. As such, the Company has established benefit periods for its various catalogs ranging from 12 to 18 months and amortizes catalog costs over this timeframe. Advertising materials of $0.8 million and $0.2 million were reported as assets at December 31, 1999 and 1998, respectively. Advertising expense was $1.5 million, $1.4 million and $1.6 million for 1999, 1998 and 1997, respectively.

Net Income per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding during the periods, including restricted stock, and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods (see Note 12).

Cash and Cash Equivalents Cash and cash equivalents consist of cash-on-hand, short-term certificates of deposit and other securities readily convertible to cash with original maturities of less than three months.

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

Intangible Assets Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over its estimated useful life of fifteen to twenty years. Patents are amortized using the straight-line method over the lives of the patents. Licenses are amortized on a straight-line basis over the estimated economic lives of the related assets. Accumulated amortization of intangible assets, principally goodwill, totaled $5.2 million and $4.5 million at December 31, 1999 and 1998, respectively.

The Company examines the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings (Note 11). Foreign exchange contracts totaled $4.3 million and $4.2 million at December 31, 1999 and 1998, respectively.

Stock-Based Compensation The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (APB No. 25), and complies with the disclosures provisions of Statement of Financial

Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the amount the employee must pay to acquire the stock.

Comprehensive Income The only item of accumulated other comprehensive income is a cumulative foreign currency translation adjustment.

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

NOTE 2    ACQUISITIONS

On October 13, 1998, the Company acquired, for $3.5 million in cash plus additional consideration based upon achievement of future milestones, all the outstanding capital stock of EOSI, a manufacturer of tunable external cavity diode laser systems and other components. The company is located in Longmont, Colorado. The acquisition was accounted for as a purchase. In 1999, the Company paid the sellers an additional $0.2 million for achieving certain milestones which has been recorded as additional goodwill. In connection with this acquisition the Company recorded goodwill totaling $2.8 million.

In October 1999, the Company entered into a stock purchase agreement providing for the acquisition of the west coast commercial optics subsidiary of Corning OCA Corporation, a subsidiary of Corning Incorporated, based in Garden Grove, California. The transaction, completed on October 21, 1999, was accounted for as a purchase and the commercial optics subsidiary (renamed Newport Precision Optics Corporation), a manufacturer of specialized precision optical products and systems, became a wholly owned subsidiary of Newport. In connection with this acquisition the Company paid $6.3 million in cash, subject to final settlement adjustment.

Pro-forma information for these acquisitions is not presented as neither are material to the Company's consolidated sales or net income.

NOTE 3    CUSTOMER RECEIVABLES

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

(In thousands)                                                December 31,
                                                            ----------------
                                                             1999     1998
                                                            -------  -------
Customer receivables                                        $32,650  $26,077
Less allowance for doubtful accounts                            411      279
                                                            -------  -------
                                                            $32,239  $25,798
                                                            =======  =======

NOTE 4    INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)                                                 December 31,
                                                            ------------------
                                                              1999       1998
                                                            -------    -------
Raw materials and purchased parts                           $12,128    $12,412
Work in process                                               7,391      5,301
Finished goods                                               16,867     13,547
                                                            -------    -------
                                                            $36,386    $31,260
                                                            =======    =======

NOTE 5    INCOME TAXES

The provision for taxes based on income consists of the following:

(In thousands)                                 Years Ended December 31,
                                               ------------------------
                                               1999      1998      1997
                                               ----      ----      ----
Current:
  Federal                                     $2,038   $ 1,999   $ 2,329
  State                                          340       225       321
  Foreign                                        327       437       293
Deferred:
  Federal                                        262       674        48
  State                                          (16)       35        39
  Foreign                                          5        (5)        -
                                              ------   -------   -------
                                              $2,956   $ 3,365   $ 3,030
                                              ======   =======   =======

The provision for taxes based on income differs from the amount obtained by applying the statutory tax rate as follows:

(In thousands)                                                 Years Ended December 31,
                                                               ------------------------
                                                               1999      1998      1997
                                                               ----      ----      ----
Income tax provision at statutory rate                       $ 3,834   $ 4,220   $ 3,432
Increase (decrease) in taxes resulting from:
  Non deductible goodwill amortization                           250       142       153
  Foreign losses not benefited                                     -         2       107
  State income taxes, net of federal income tax benefit          214       171       238
  Utilization of foreign losses                                 (314)      (21)      (57)
  Reduction in valuation allowance                              (607)     (237)        -
  Tax credits                                                   (240)     (490)        -
  Foreign sales corporation income                              (370)     (516)     (734)
  Other, net                                                     189        94      (109)
                                                             -------   -------   -------
                                                             $ 2,956   $ 3,365   $ 3,030
                                                             =======   =======   =======

Deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

In 1999 the Company reduced the valuation allowance applicable to foreign net operating loss carryforwards by approximately $1,012,000, of which $405,000 was allocated to goodwill, because of improvements in earnings of certain of its European subsidiaries.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheet, are as follows:

(In thousands)                                                       December 31,
                                                                     ------------
                                                                    1999      1998
                                                                    ----      ----
Deferred tax assets:
  Net operating loss carryforwards                                $ 8,449   $ 9,336
  Accruals not currently deductible for tax purposes and other      1,609     1,811
  Valuation allowance                                              (7,432)   (8,444)
                                                                  -------   -------
    Total deferred tax asset                                        2,626     2,703
                                                                  -------   -------
Deferred tax liabilities:
  Accelerated depreciation methods used for tax purposes              977       854
  Other                                                               430       505
                                                                  -------   -------
    Total deferred tax liability                                    1,407     1,359
                                                                  -------   -------
Net deferred tax asset                                            $ 1,219   $ 1,344
                                                                  =======   =======

The Company has foreign net operating loss carryforwards totaling approximately $23.4 million at December 31, 1999, principally expiring in the years 2007 through 2012. For financial reporting purposes, a valuation allowance has been recorded primarily to offset the deferred tax asset related to foreign net operating loss carryforwards. Approximately $2.1 million of the valuation allowance will be allocated to reduce goodwill when realized. Approximately $0.4 million and $0.2 million of the valuation allowance realized was allocated to goodwill for 1999 and 1998, respectively. As the Company's net operating loss carryforwards and valuation allowance are largely denominated in foreign currencies, they are subject to foreign currency translation adjustments as described in Note 1 above and to the risks associated therewith. (See also Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on Page 21 for further discussion of exchange rate risk.) The exchange loss related to gross net operating loss carryforwards is largely offset by a corresponding exchange fluctuation in the valuation allowance. Accordingly, the net effect of currency fluctuations on the net operating loss carryforwards, net of valuation allowance, is not material.

Net income taxes paid for 1999, 1998 and 1997 totaled $2.8 million, $4.3 million and $2.0 million, respectively.

NOTE 6    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:

(In thousands)                                            December 31,
                                                          ------------
                                                        1999        1998
                                                        ----        ----
Land                                                   $ 1,106     $ 1,287
Buildings                                                6,202       7,218
Leasehold improvements                                   8,455       8,715
Machinery and equipment                                 29,161      24,063
Office equipment                                        13,687      11,715
                                                       -------     -------
                                                        58,611      52,998
Less accumulated depreciation                           32,873      30,302
                                                       -------     -------
                                                       $25,738     $22,696
                                                       =======     =======

NOTE 7    INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:

(In thousands)                                                 December 31,
                                                               ------------
                                                             1999        1998
                                                             ----        ----
Nonmarketable investments                                   $4,015      $3,661
Other assets                                                 4,446       2,790
                                                            ------      ------
                                                            $8,461      $6,451
                                                            ======      ======

Nonmarketable investments consist primarily of investments in private companies, including a $1.4 million investment in a U.S. supplier, a $1.4 million investment in a company active in laser and electro-optical technology and a $1.1 million investment in a photonics manufacturer. The Company made purchases of approximately $3.8 million, $4.3 million and $4.3 million from the U.S. supplier during 1999, 1998 and 1997, respectively.

Other assets consist primarily of capitalized software, patents and license agreements.

NOTE 8    LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)                                                          December 31,
                                                                        ------------
                                                                      1999       1998
                                                                      ----       ----
Revolving credit agreements:
  $15.0 million, expiring October 2002                               $10,037   $     -
  $10.0 million, expiring October 2000                                     -         -
Term notes:
  8.25% senior notes, maturing May 2004                               15,500    18,500
Capitalized lease obligations, payable in installments to 2005,
 in French francs                                                      1,224     1,783
Equipment loans                                                          599       952
                                                                     -------   -------
                                                                      27,360    21,235
Less current portion                                                  14,645     3,699
                                                                     -------   -------
                                                                     $12,715   $17,536
                                                                     =======   =======

During May 1996, the Company obtained $20.0 million of long-term financing from an insurance company. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004. Interest is payable semiannually and semiannual principal payments commenced during November 1998.

To support its worldwide operations, at December 31, 1999, the Company had in place a $15.0 million unsecured line of credit expiring October 29, 2002 and a $10.0 million unsecured line of credit expiring October 27, 2000. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at the Company's option, plus an unused line fee of 0.2% per year. At December 31, 1999, there was $10.0 million outstanding under the $15.0 million line of credit, with $14.4 million available under the combined lines, after considering outstanding letters of credit.

Capitalized lease obligations of 8.0 million French francs (approximately $1.2 million) relate to real estate and equipment located in France. The original cost of assets under capital leases at December 31, 1999 and 1998, was 19.1 million French francs (approximately $2.9 million at December 31, 1999). Accumulated amortization totaled 11.1 million French francs (approximately $1.7 million) and 9.2 million French francs (approximately $1.6 million) at December 31, 1999 and 1998, respectively. Required annual payments are as follows:

(In thousands)                                    Capitalized
                                                     Lease     Borrowings and
For years ending December 31,                     Obligations    Term Notes
                                                  -----------    ----------
2000                                                 $  340        $14,473
2001                                                    299          5,163
2002                                                    304          3,500
2003                                                    269          2,000
2004                                                    194          1,000
Thereafter                                               83              -
                                                     ------        -------
                                                      1,489
Less interest                                           265
                                                     ------
                                                     $1,224        $26,136
                                                     ======        =======

Interest paid totaled $1.9 million for each of the 1999, 1998 and 1997 years.

NOTE 9    COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31:

(In thousands)
2000                                                                  $3,019
2001                                                                   2,958
2002                                                                   2,181
2003                                                                   2,016
2004                                                                   1,967
Thereafter                                                             3,974

The principal lease expires in 2007. Rental expense under all leases totaled $2.8 million, $2.6 million and $2.6 million for 1999, 1998 and 1997, respectively.

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

Effective November 18, 1999, the Company's Board of Directors adopted the Newport Corporation 1999 Stock Incentive Plan to enhance the Company's ability to attract and retain qualified managers (excluding Board members, officers and key employees) and to align their interests with stockholders. The Plan authorizes the granting of non-incentive stock options and restricted stock up to an aggregate of 300,000 shares, of which 60,500 shares were granted in 1999. The term of the Plan is 10 years.

The following table summarizes option plan and restricted stock activity for the years ended December 31, 1999, 1998 and 1997:

                                                                                    Weighted Average
                              Available for                Under Plan                Exercise Price
                                              -----------------------------------
                               Option Grant   Restricted                            of Option Shares
                                 or Award        Stock       Options      Total        Under Plan
                                 --------        ----        -------      -----        ----------
Balance, December 31, 1996         462,922       96,750    1,163,491    1,260,241         $ 7.37
Authorized                         179,027            -            -            -              -
Granted                           (222,000)      20,500      201,500      222,000           8.90
Exercised                                -      (16,000)    (224,616)    (240,616)          7.35
Forfeited                           78,316            -      (78,316)     (78,316)          7.07
                                  --------      -------    ---------    ---------
Balance, December 31, 1997         498,265      101,250    1,062,059    1,163,309           7.69
Authorized                         182,388            -            -            -              -
Granted                           (489,600)      20,000      469,600      489,600          13.50
Exercised                                -      (24,625)    (229,400)    (254,025)          6.57
Forfeited                           31,900            -      (31,900)     (31,900)         10.50
                                  --------      -------    ---------    ---------
Balance, December 31, 1998         222,953       96,625    1,270,359    1,366,984           9.97
Authorized                         484,631            -            -            -              -
Granted                           (241,700)           -      241,700      241,700          21.31
Exercised                                -      (29,750)    (133,675)    (163,425)          9.37
Forfeited                           57,976            -      (57,976)     (57,976)         13.71
                                  --------      -------    ---------    ---------
Balance, December 31, 1999         523,860       66,875    1,320,408    1,387,283         $11.97
                                  ========      =======    =========    =========

There were no grants of restricted stock in 1999. The weighted average per share fair value of restricted stock granted during 1998 and 1997 was $13.38 and $8.76, respectively.

At December 31, 1999, options on 672,484 shares were exercisable with a weighted average exercise price of $8.64 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 1999 (Contractual life in years):

                         Options Outstanding                   Options Exercisable
                  --------------------------------            ---------------------
                                Weighted Average    Weighted               Weighted
                                    Remaining       Average                Average
   Range of         Number         Contractual      Exercise    Number     Exercise
Exercise Prices   Outstanding         Life           Price    Exercisable   Price
---------------   -----------         ----           -----    -----------   -----
$ 5.00 - 10.00        700,142          4.4            7.97       572,262      7.77
 12.50 - 21.00        559,766          8.3           14.81       100,222     13.67
                    ---------                                    -------
                    1,259,908                                    672,484
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

(In thousands)                                  1999      1998      1997
                                               ------    ------    ------
Net income - reported                          $8,283    $8,978    $7,064
Net income - pro forma                         $6,659    $7,524    $6,707
Diluted earnings per share - reported          $ 0.88    $ 0.96    $ 0.77
Diluted earnings per share - pro forma         $ 0.70    $ 0.80    $ 0.73

The fair value of each option grant in 1999 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.23%; expected annual volatility of 50.5%; risk-free interest rate of 4.93%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 1998 and 1997 was estimated on the date of the grant using the following weighted-average assumptions: dividend yield of 0.33%; expected annual volatility of 41.01% and 34.00%, respectively, risk-free interest rates of 5.44% and 6.36%, respectively, expected lives of 5 years and expected turnover rate of 12.90%. The weighted average per share fair value of options granted in 1999, 1998, and 1997 was $8.68, $5.81 and $3.56, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company and selected subsidiaries with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2005. An aggregate of 650,000 shares of common stock is available for purchase under the Purchase Plan. There were 99,136, 82,201, and 87,662 shares issued under the Purchase plan during 1999, 1998, and 1997, respectively. The amounts included in the pro forma net income disclosures related to the impact of the Purchase Plan totaled $0.2 million, $0.2 million and $0.1 million for the years 1999, 1998, and 1997, respectively.

NOTE 11   OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

(In thousands)                                    Years Ended December 31,
                                                  ------------------------
                                                  1999      1998      1997
                                                  ----      ----      ----
Interest and dividend income                      $ 102     $ 458     $ 210
Exchange losses, net                               (226)     (261)     (497)
Gains on sale of investments, net                   275       134        14
Other                                                15      (210)      (76)
                                                  -----     -----     -----
                                                  $ 166     $ 121     $(349)
                                                  =====     =====     =====

NOTE 12   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

(In thousands, except per share amounts)           Years Ended December 31,
                                                    ------------------------
                                                  1999      1998         1997
                                                  ----      ----         ----
Numerator:
 Net income                                      $8,283    $8,978       $7,064

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares                 9,083     8,989        8,865
 Effect of dilutive securities:
  Employee stock options                            338       337          252
  Restricted stock                                   40        58           62
                                                 ------    ------       ------
 Dilutive potential common shares                   378       395          314
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                 9,461     9,384        9,179
                                                 ======    ======       ======

Basic earnings per share                         $ 0.91    $ 1.00       $ 0.80
Diluted earnings per share                       $ 0.88    $ 0.96       $ 0.77

NOTE 13  BUSINESS SEGMENT INFORMATION

The Company operates in three reportable segments, Industrial & Scientific Technologies, Fiber Optics & Photonics and Video Metrology. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses, such as interest are not allocated to the segments. In addition, certain assets, including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.

The Industrial and Scientific Technologies segment consists primarily of Motion Control Devices and Systems, Vibration Isolation Products, Optics, Mechanical Components, Instruments and Subassemblies. The Fiber Optics and Photonics segment consists primarily of Device Testing and Characterization Systems and Process Automation Workstations for Fiber Optic and Photonics manufacturing. The Video Metrology segment consists primarily of Video-Based Measurement and Inspection Systems.

Selected financial information for the Company's reportable segments for the years ended December 31, 1999, 1998 and 1997 follows:

(In thousands)                         Industrial
                                      & Scientific  Fiber Optics     Video
                                      Technologies   & Photonics   Metrology    Total
                                      ------------  -------------  ----------  --------
Year Ended December 31, 1999:
-----------------------------
Sales to external customers               $ 96,578       $35,450     $ 9,917   $141,945
Depreciation and amortization                4,011           827         484      5,322
Segment income (loss)                       12,418         3,805      (3,365)    12,858
Segment assets                              77,110        23,192      10,897    111,199
Expenditures for long-lived assets           2,558           629         304      3,491

Year Ended December 31, 1998:
-----------------------------
Sales to external customers               $ 97,792       $24,079     $12,488   $134,359
Depreciation and amortization                4,034           383         258      4,675
Segment income (loss)                       14,667         1,639      (2,193)    14,113
Segment assets                              68,143        15,555       9,445     93,143
Expenditures for long-lived assets           3,231           457         615      4,303

Year Ended December 31, 1997:
-----------------------------
Sales to external customers               $100,102       $16,099     $16,393   $132,594
Depreciation and amortization                3,891           353         228      4,472
Segment income (loss)                       12,274        (1,232)      1,393     12,435
Segment assets                              67,358         8,558       7,957     83,873
Expenditures for long-lived assets           2,196           150         422      2,768

The following reconciles segment income to consolidated income before income taxes and segment assets and depreciation and amortization to consolidated assets and consolidated depreciation and amortization.

(In thousands)                                                      1999       1998       1997
                                                                    ----       ----       ----
Income:
Segment income                                                    $ 12,858   $ 14,113   $ 12,435
Unallocated amounts:
Interest expense                                                    (1,785)    (1,891)    (1,992)
Other income (expense)                                                 166        121       (349)
                                                                  --------   --------   --------
Income before income taxes                                        $ 11,239   $ 12,343   $ 10,094
                                                                  ========   ========   ========

Assets:
Assets for reportable segments                                    $111,199   $ 93,143   $ 83,873
Assets held at corporate                                            11,054     17,330     22,088
                                                                  --------   --------   --------
Total assets                                                      $122,253   $110,473   $105,961
                                                                  ========   ========   ========

Expenditures for long-lived assets for reportable segments        $  3,491   $  4,303   $  2,768
Expenditures for long-lived assets held at corporate                 1,308      1,075      2,266
                                                                  --------   --------   --------
Total expenditures for long-lived assets                          $  4,799   $  5,378   $  5,034
                                                                  ========   ========   ========

Depreciation and amortization:
Depreciation and amortization for reportable segments             $  5,322   $  4,675   $  4,472
Depreciation and amortization for assets held at corporate           1,689      1,400      1,358
                                                                  --------   --------   --------
Total depreciation and amortization                               $  7,011   $  6,075   $  5,830
                                                                  ========   ========   ========

Selected financial information for the Company's operations by geographic segment is as follows:

(In thousands)                                                      1999       1998       1997
                                                                    ----       ----       ----
Geographic area revenue:
United States                                                    $ 90,153    $ 87,561   $ 85,749
Europe (1)                                                         32,516      30,358     27,659
Pacific Rim                                                        11,006       9,468     14,974
Other                                                               8,270       6,972      4,212
                                                                 --------    --------   --------
                                                                 $141,945    $134,359   $132,594
                                                                 ========    ========   ========

Geographic area long-lived assets:
United States                                                    $ 19,022    $ 14,094   $ 14,855
Europe                                                              6,634       8,508      8,074
Other                                                                  82          94         65
                                                                 --------    --------   --------
                                                                 $ 25,738    $ 22,696   $ 22,994
                                                                 ========    ========   ========

(1) Europe revenues disclosed in the geographic segment include all revenues from sales to European-based customers whereas Europe segment revenues are comprised of sales from the Company's Europe operations.

NOTE 14  DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. Company contributions to the plan are determined based on a percentage of contributing employees' compensation. Expense recognized for the plan totaled $1.3 million, $1.3 million and $1.0 million for 1999, 1998 and 1997, respectively.

NOTE 15  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)
                                                  Diluted Net  Dividends    High       Low
                          Net      Gross    Net    Income Per     Per      Share      Share
Three months ended       Sales    Profit  Income     Share       Share     Price      Price
------------------      -------  -------  ------     -----       -----   --------   ---------
December 31, 1999       $41,494  $17,594  $2,982     $0.31       $0.02    $45 3/4   $ 16 1/4
September 30, 1999       35,427   15,488   2,332      0.25           -     20 5/8     13 3/4
June 30, 1999            35,576   15,860   2,055      0.22        0.02     15 3/4     11 15/16
March 31, 1999           29,448   12,809     914      0.10           -     19 1/2     12 3/8

December 31, 1998       $33,407  $14,708  $2,565     $0.28       $0.02    $17 3/4   $  8 7/8
September 30, 1998       33,456   14,517   2,218      0.24           -     19 3/4     10 5/8
June 30, 1998            33,833   15,163   2,189      0.23        0.02     22 7/8     17 3/4
March 31, 1998           33,663   14,480   2,006      0.21           -     21 3/4     12 1/4

                              NEWPORT CORPORATION
                                  Schedule II
                        Consolidated Valuation Accounts

(In thousands)
                                        Balance at      Additions                                         Balance
                                         Beginning   Charged to Costs                   Other Charges     at End
          Description                    of Period     and Expenses    Write-Offs (1)  Add (Deduct) (2)  of Period
          -----------                    ---------     ------------    -------------   ---------------   ---------
Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts            $  279          $  278          $  (116)            $ (30)      $  411
Reserve for inventory obsolescence          4,304             982           (1,330)             (188)       3,768
Warranty reserve                              336           1,575           (1,508)                -          403

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts            $  485          $  (97)         $  (120)            $  11       $  279
Reserve for inventory obsolescence          4,119           1,170           (1,460)              475        4,304
Warranty reserve                              426             966           (1,056)                -          336

Year ended December 31, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts            $  524          $  134          $  (122)            $ (51)      $  485
Reserve for inventory obsolescence          4,065           1,772           (1,401)             (317)       4,119
Warranty reserve                                -             982             (556)                -          426

(1) Amounts are net of recoveries.

(2) Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, and certain reclassifications between balance sheet accounts.