Form 10-Q
period 2000-03-31
NEWPORT CORP
filed 2000-05-09
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    March 31, 2000
                                                  --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                        --------------  --------------------

                      Commission File Number 0-1649
                                             ------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                          94-0849175
--------------------------------------------------------------------------------
 (State or other Jurisdiction                           (IRS Employer
  of incorporation or organization)                     Identification No.)

   1791 Deere Avenue, Irvine, CA                                     92606
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     (949) 863-3144
                                                  ---------------------------
                                     N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000, was 9,391,047

                              NEWPORT CORPORATION


                                     INDEX



PART I. FINANCIAL INFORMATION                                        Page Number


Item 1:  Financial Statements:

         Consolidated Income Statement and Condensed
          Consolidated Statement of Stockholders' Equity for the
          Three Months ended March 31, 2000 and 1999.                        3

         Consolidated Balance Sheet at March 31, 2000 and
          December 31, 1999.                                                 4

         Consolidated Statement of Cash Flows for the
          Three Months ended March 31, 2000 and 1999.                        5

         Notes to Condensed Consolidated Financial Statements.             6-8

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                            9-12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk         13

PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.                                  14

SIGNATURE                                                                   14

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


(In thousands, except per share amounts)                       Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                                 2000       1999
                                                                 ----       ----

Net sales                                                      $45,612    $29,448
Cost of sales                                                   25,603     16,639
                                                               -------    -------
Gross profit                                                    20,009     12,809

Selling, general and administrative expense                     10,687      7,895
Research and development expense                                 4,533      3,006
                                                               -------    -------
Income from operations                                           4,789      1,908

Interest expense                                                  (568)      (448)
Other expense, net                                                 (37)      (190)
                                                               -------    -------
Income before income taxes                                       4,184      1,270

Income tax provision                                             1,172        356
                                                               -------    -------
Net income                                                     $ 3,012    $   914
                                                               =======    =======

Net income per share:
 Basic                                                           $0.32      $0.10
 Diluted                                                         $0.30      $0.10

Number of shares used to calculate net income per share:
 Basic                                                           9,278      9,069
 Diluted                                                        10,074      9,407



Stockholders' equity, beginning of period                      $77,163    $70,970
Net income                                                       3,012        914
Other comprehensive loss                                        (1,047)    (1,456)
Deferred compensation                                           (2,017)        54
Repurchase of common stock                                           -       (143)
Issuance of common stock                                         5,198      1,083
                                                               -------    -------
 Stockholders' equity, end of period                           $82,309    $71,422
                                                               =======    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet

(In thousands, except share data)

                                                                      March 31,         December 31,
                                                                        2000               1999
                                                                        ----               ----
ASSETS                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                             $  2,812        $  2,721
 Customer receivables, net                                               36,334          32,239
 Other receivables                                                        1,644             684
 Inventories                                                             38,451          36,386
 Deferred tax assets                                                      2,586           2,626
 Other current assets                                                     2,923           2,484
                                                                       --------        --------

  Total current assets                                                   84,750          77,140

Investments and other assets                                              8,785           8,461
Property, plant and equipment, at cost, net                              25,549          25,738
Goodwill, net                                                            10,424          10,914
                                                                       --------        --------
                                                                       $129,508        $122,253
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $  9,410        $  6,816
 Accrued payroll and related expenses                                     4,746           5,536
 Line of credit                                                          12,000          10,000
 Current portion of long-term debt                                        4,630           4,645
 Other current liabilities                                                2,495           3,971
                                                                       --------        --------

  Total current liabilities                                              33,281          30,968

Long-term debt                                                           12,511          12,715
Other liabilities                                                         1,407           1,407
Commitments and contingencies

Stockholders' equity:
 Common stock, $.35 stated value, 20,000,000 shares authorized;
  9,391,000 shares issued and outstanding at March 31, 2000;
  9,232,000 shares at December 31, 1999                                   3,287           3,231
 Capital in excess of stated value                                       14,540           9,398
 Unamortized deferred compensation                                       (2,434)           (417)
 Accumulated other comprehensive loss                                    (7,682)         (6,635)
 Retained earnings                                                       74,598          71,586
                                                                       --------        --------
Total stockholders' equity                                               82,309          77,163
                                                                       --------        --------
                                                                       $129,508        $122,253
                                                                       ========        ========


                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                               Three Months Ended,
                                                                    March 31
                                                                   ---------
(In thousands)                                                2000           1999
                                                              -------        -------
Operating activities:
 Net income                                                   $ 3,012         $   914
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                2,267           1,466
   Increase (decrease) in provision for losses
      on receivables and inventories                              573             (86)
   Other non-cash items, net                                      (94)             (3)
   Changes in operating assets and liabilities:
     Receivables                                               (5,195)            846
     Inventories                                               (3,227)         (1,962)
     Other current assets                                        (709)           (244)
     Other assets                                                (102)             95
     Accounts payable and other accrued expenses                  980          (1,989)
                                                              -------           -----
Net cash used in operating activities                          (2,495)           (963)
                                                              -------           -----
Investing activities:
 Purchases of property, plant and equipment                    (1,633)         (1,092)
 Disposition of property, plant and equipment                       -              79
 Acquisition of business, net of cash acquired                    (50)              -
 Payments for in-process technology                              (309)           (390)
                                                              -------         -------
Net cash used in investing activities                          (1,992)         (1,403)
                                                              -------         -------
Financing activities:
 Increase in line of credit                                     2,000               -
 Decrease in long-term borrowings                                (157)           (141)
 Cash dividends paid                                             (184)           (182)
 Repurchase of common stock                                         -            (143)
 Issuance of common stock under employee
   agreements, including associated tax benefit                 2,990           1,083
                                                              -------         -------
Net cash provided by financing activities                       4,649             617
                                                              -------         -------

Effect of foreign exchange rate changes on cash                   (71)             41
                                                              -------         -------
Net increase (decrease) in cash and cash equivalents               91          (1,708)
Cash and cash equivalents at beginning of period                2,721           5,335
                                                              -------         -------
Cash and cash equivalents at end of period                    $ 2,812         $ 3,627
                                                              =======         =======
 Cash paid in the period for:
 Interest                                                     $   228         $    85
 Taxes                                                            367             494

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)



1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $3.0 million and $4.3 million at March 31, 2000, and December 31, 1999, respectively.

2. Customer Receivables

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

                                                March 31,    December 31,
     (In thousands)                               2000           1999
                                                  ----           ----
     Customer receivables                        $36,768        $32,650
     Less allowance for doubtful accounts            434            411
                                                 -------        -------
                                                 $36,334        $32,239
                                                 =======        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)


3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:



                                                             March 31,    December 31,
         (In thousands)                                        2000            1999
                                                               ----            ----
 Raw materials and purchased parts                            $12,976         $12,128
 Work in process                                                7,680           7,391
 Finished goods                                                17,795          16,867
                                                              -------         -------
                                                              $38,451         $36,386
                                                              =======         =======

4. Property, Plant and Equipment

Property plant and equipment consist of the following:

                                                            March 31,    December 31,
 (In thousands)                                                  2000            1999
                                                              -------         -------

 Land                                                         $ 1,050         $ 1,106
 Buildings                                                      5,889           6,202
 Leasehold improvements                                         8,751           8,455
 Machinery and equipment                                       29,434          29,161
 Office equipment                                              14,654          13,687
                                                              -------         -------
                                                               59,778          58,611
 Less accumulated depreciation                                 34,229          32,873
                                                              -------         -------
                                                              $25,549         $25,738
                                                              =======         =======

5. Other Expense, Net

Other expense, net, consists of the following:

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
 (In thousands)                                                  2000            1999
                                                                 ----            ----

 Interest and dividend income                                 $    43         $    49
 Exchange losses, net                                             (10)           (212)
 Other                                                            (70)            (27)
                                                                              -------
                                                              $   (37)        $  (190)

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (Unaudited)


6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:


                                              Three Months Ended
                                                 March 31,
                                                 ---------
     (In thousands)                           2000        1999
                                              ----        ----
     Net income                             $ 3,012      $   914
     Foreign currency translation loss       (1,047)      (1,456)
                                            -------      -------
                                            $ 1,965      $  (542)
                                            =======      =======

7. Segment Reporting

Selected financial information for the Company's reportable segments for the three months ended March 31, 2000 and 1999 follows:

     (In thousands)                      Industrial
                                        & Scientific   Fiber Optics     Video
                                        Technologies   & Photonics    Metrology     Total
                                        ------------   ------------   ----------   -------

Three Months Ended March 31, 2000:
---------------------------------
Sales to external customers                  $30,062        $13,850     $ 1,700    $45,612
Segment income (loss)                          4,395          1,988      (1,594)     4,789

Three Months Ended March 31, 1999:
---------------------------------
Sales to external customers                  $20,377        $ 5,974     $ 3,097    $29,448
Segment income (loss)                          1,916            284        (292)     1,908

The following reconciles segment income to consolidated income before income taxes.


                                      Three Months Ended
                                           March 31,
                                           ---------
     (In thousands)                   2000         1999
                                      ----         ----
     Segment income                  $4,789       $1,908
     Interest expense                  (568)        (448)
     Other expense                     ( 37)        (190)
                                     ------       ------
     Income before income taxes      $4,184       $1,270
                                     ======       ======

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                   Three Months Ended March 31, 2000 and 1999


                               INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements include (i) the existence and development of our technical and manufacturing capabilities and product offerings, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that we will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets and that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 1999. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to its strategic markets, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although, we believe that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 2000, with the three-month period ended March 31, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS

In connection with our 1998 purchase of Environmental Optical Sensors, Inc., during the three-month period ended March 31, 2000 we paid $50,000 to the sellers for achieving certain milestones which has been recorded as additional goodwill.

In connection with our 1999 purchase of the west coast commercial optics subsidiary of Corning OCA Corporation, a subsidiary of Corning Incorporated, during the three-month period ended March 31, 2000 Corning agreed to refund $0.2 million of the purchase price as a result of contractual settlement adjustments. The final purchase price was $6.1 million.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 2000 and 1999



RESULTS OF OPERATIONS
                                                                                            Period-to-Period
FINANCIAL ANALYSIS                          Percentage of Net Sales                        Increase (decrease)
                                            -----------------------                        -------------------
                                          Three Months Ended March 31,                  Three Months Ended March 31,
                                               2000       1999                                    2000
                                              -----      -----                                   -----
Net sales                                     100.0%     100.0%                                   54.9%
Cost of sales                                  56.2       56.5                                    53.9
                                              -----      -----
 Gross profit                                  43.8       43.5                                    56.1

Selling, general and
 administrative expense                        23.4       26.8                                    35.2
Research and
 development expense                            9.9       10.2                                    50.8
                                              -----      -----
 Income from operations                        10.5        6.5                                   151.0

Interest expense                               (1.2)      (1.5)                                   26.8
Other income (expense), net                    (0.1)      (0.7)                                  (80.5)
                                              -----      -----
 Income before income taxes                     9.2        4.3                                   229.4

Income tax provision                            2.6        1.2                                   229.2
                                              -----      -----
 Net income                                     6.6        3.1                                   229.5
                                              =====      =====

Net Sales Net sales for the three-month period ended March 31, 2000 were $45.6 million compared with $29.4 million for the three-month period ended March 31, 1999, an increase of $16.2 million, or 54.9%. This increase was due primarily to sales increases in the fiber optic communications, semiconductor equipment, aerospace and research and general metrology markets, offset partially by a decrease in sales to the computer peripherals market.

First quarter 2000 sales to the fiber optic communications market were $16.7 million, an increase of $11.2 million, or 201.3%, compared with the prior year quarter. Sales to the industrial metrology markets (comprised of the semiconductor equipment, computer peripherals and general metrology markets) in the first quarter of 2000 were $18.5 million, an increase of $4.2 million, or 29.4%, compared with 1999's first quarter. Sales to the aerospace and research market were $10.4 million in the quarter ended March 31, 2000, an increase of $0.8 million, or 8.3%, compared with the prior year quarter.

Domestic sales totaled $31.6 million for the three-month period ended March 31, 2000, compared with $17.9 million for the corresponding period in 1999. This increase of $13.7 million, or 76.7%, was due primarily to sales increases in the fiber optic communications, semiconductor, aerospace and research, and general metrology markets of $9.1 million, or 319.7%; $3.0 million, or 182.6%; $1.6 million, or 33.0%; $0.9 million, or 15.4%, respectively, offset partially by a decrease of $0.9 million, or 32.5%, in sales to the computer peripherals market.

International sales totaled $14.0 million for the three-month period ended March 31, 2000, compared with $11.5 million for the corresponding prior year period, an increase of $2.5 million or 21.1%. The increase was due primarily to an increase of $2.1 million, or 76.8%, in sales to international fiber optic communications customers, an increase of $0.4 million, or 61.9%, in international sales to the semiconductor market and an increase in sales of metrology products to international life and health science OEM customers of $0.7 million, or 21.5%, offset in part by a decline in sales to international aerospace and research customers of $0.8 million, or 16.2%. European and Canadian sales in the first quarter of 2000 increased $1.9 million, or 30.0%, and $0.5 million, or 36.1%, respectively, over the prior year quarter, while first quarter 2000 Pacific Rim sales were comparable in both periods. The increase in European sales was reduced by $0.8 million because of a negative foreign exchange rate impact due to the strength of the U.S. dollar versus the euro in the current year period.

Gross Margin Gross margin was 43.8% and 43.5% for the three-month periods ending March 31, 2000 and March 31, 1999, respectively. Our gross margin remained essentially unchanged for each of the periods. A shift in our sales mix towards our photonics product lines, which generally have higher margins, was offset primarily by higher growth rates in sales to OEM customers, which generally have lower margins. We anticipate that these offsetting trends are likely to continue in future periods.

                              NEWPORT CORPORATION
                    Managment's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 2000 and 1999


Selling, General and Administrative (SG&A) Expense SG&A expenses totaled $10.7 million and $7.9 million for the three-month periods ending March 31, 2000 and March 31, 1999, respectively, representing 23.4% and 26.8% of net sales in the respective periods. Our SG&A expenses in the first quarter of 2000 increased $2.8 million, or 35.4%, versus the prior year quarter, due in part to higher expenses for compensation and incentive plans that are tied to sales and profit performance, higher personnel costs and expenses related to trade show activity and the inclusion of expenses for Newport Precision Optics Corporation for which there were no comparable expenses in 1999's first quarter.

Research and Development (R&D) Expense R&D expenses totaled $4.5 million and $3.0 million for the three-month periods ending March 31, 2000 and March 31, 1999, respectively, representing 9.9% and 10.2% of net sales in the respective periods. Our R&D expenses in the first quarter of 2000 increased $1.5 million, or 50.8%, compared with the prior year quarter. The increase was attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market, technology enhancements to the LaserWeld and AutoAlign packaging workstation, development of laser diode burn-in and characterization systems and new products and software for our Video Metrology Division. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Interest Expense and Other Expense, Net Our interest expense totaled $0.6 million and $0.4 million for the three-month periods ending March 31, 2000 and March 31, 1999, respectively. The increase was due primarily to utilization of our line of credit in the current year quarter that did not occur in the prior year quarter.

Income Taxes The effective tax rate in each of the quarters ended March 31, 2000 and March 31, 1999 was 28.0%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $2.5 million for the three-month period ended March 31, 2000 was primarily attributable to changes in our operating assets and liabilities, offset in part by our operating income plus non-cash items, principally depreciation and amortization. Our customer receivables increased by $4.1 million, or 12.7%, from the fourth quarter of 1999, which was proportionate with the increase in sales over the same period. Our inventories increased 5.7% in the first quarter of 2000 compared with the fourth quarter of 1999 due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times. Our accounts payable increased $2.6 million, or 38.1%, in 2000's first quarter compared with the fourth quarter of 1999.

Net cash used in investing activities of $2.0 million for the three-month period ended March 31, 2000, was principally attributable to our purchases of property, plant and equipment ($1.6 million) and the capitalization of software development costs ($0.3 million).

Net cash provided by financing activities of $4.6 million for the three-month period ended March 31, 2000, was attributable principally to an increase in the utilization of our line of credit and the issuance of common stock in connection with stock option and purchase plans. This increase was offset in part by a decrease in long-term borrowings and the payment of cash dividends.

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

                              NEWPORT CORPORATION
                    Managment's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 2000 and 1999


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Impact of Year 2000

In prior quarters, we have discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe that those systems successfully responded to the Year 2000 date change. Our remediation efforts consisted primarily of upgrading the hardware and software of its primary enterprise systems and were accomplished as part of the normal course of upgrading its systems to support current and anticipated growth. Accordingly, the $1.5 million cost of acquiring the upgraded computer hardware and software has been capitalized. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any residual Year 2000 matters that may arise are addressed promptly.

European Economic and Monetary Union (EMU) - New European Currency

On January 1, 1999, member countries of the European Economic and Monetary Union established fixed conversion rates between their existing national currencies and one common currency - the euro. The euro trades on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have implemented and are implementing plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. While, we anticipate that the euro conversion will not have a material adverse impact on our financial condition or results of operations, there can be no assurance that our key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on our business, operating results and financial condition. Further, there can be no assurance that the currency market volatility will not increase, which could have an adverse effect on our euro exposures.

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

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 2000 and 1999


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are foreign exchange rates which may generate translation and transaction gains and losses and interest rate risk.

Foreign Currency Risk

Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constituted approximately 17% of our consolidated operating profit the three-months ended March 31, 2000. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have a material impact on reported operating profit. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in Note 6 - Comprehensive Income (Loss) on page 8.

Interest Rate Risk

Our exposure to interest rate risk is limited to our unsecured lines of credit which bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option. Our long term debt instruments carry fixed interest rates. We estimate that a 10% change in interest rates would not have a material impact on our reported operating profit.

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

                                         NEWPORT CORPORATION
                                            (Registrant)
Dated: May 4, 2000

                          By:         /s/ ROBERT C. HEWITT
                             -------------------------------------------------
                              Robert C. Hewitt, Principal Financial Officer,
                           duly authorized to sign on behalf of the Registrant