Form 10-Q
period 2000-06-30
NEWPORT CORP
filed 2000-07-17
CIK 225263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                -------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ___________ to ___________

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


The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000, was 28,741,006.

                                 Page 1 of 17
                Exhibit Index on Sequentially Numbered Page 16

                              NEWPORT CORPORATION


                                     INDEX



PART I. FINANCIAL INFORMATION                                        Page Number


Item 1:  Financial Statements:

        Consolidated Income Statement and Condensed
         Consolidated Statement of Stockholders' Equity for
         the Three and Six Months ended June 30, 2000 and 1999.           3

        Consolidated Balance Sheet at June 30, 2000 and
         December 31, 1999.                                               4

        Consolidated Statement of Cash Flows for the Six
         Months ended June 30, 2000 and 1999.                             5

        Notes to Condensed Consolidated Financial Statements.           6-9

Item 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                         10-14

Item 3: Quantitative and Qualitative Disclosures About Market Risk    14-15

PART II.  OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.             16

Item 6: Exhibits and Reports on Form 8-K.                                16

SIGNATURE                                                                16

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)       Three Months Ended   Six Months Ended
                                                     June 30,          June 30,
                                                     --------          --------
                                                 2000      1999      2000      1999
                                               --------  --------  -------   --------
Net sales                                      $ 51,742  $ 35,576  $97,354   $ 65,024
Cost of sales                                    28,794    19,716   54,397     36,355
                                               --------  --------  -------   --------
Gross profit                                     22,948    15,860   42,957     28,669

Selling, general and administrative expense      11,403     9,390   22,090     17,285
Research and development expense                  5,115     3,220    9,648      6,226
                                               --------  --------  -------   --------
Income from operations                            6,430     3,250   11,219      5,158

Interest expense                                    611       457    1,179        905
Other income (expense), net                          12        60      (25)      (130)
                                               --------  --------  -------   --------
Income before income taxes                        5,831     2,853   10,015      4,123

Income tax provision                              1,632       798    2,804      1,154
                                               --------  --------  -------   --------
Net income                                     $  4,199  $  2,055  $ 7,211   $  2,969
                                               ========  ========  =======   ========

Net income per share:
 Basic                                         $   0.15  $   0.08  $  0.26   $   0.11
 Diluted                                       $   0.14  $   0.07  $  0.24   $   0.11

Number of shares used to calculate
 net income per share:

 Basic                                           28,208    27,239   27,984     27,230
 Diluted                                         30,520    28,009   30,338     28,123

Stockholders' equity, beginning of period      $ 82,309  $ 71,422  $77,163   $ 70,970
Net income                                        4,199     2,055    7,211      2,969
Dividends                                          (284)     (183)    (284)      (183)
Other comprehensive income (loss)                    75      (710)    (972)    (2,166)
Deferred compensation                               480        54   (1,537)       108
Repurchase of common stock                            -      (855)       -       (998)
Issuance of common stock                          4,078        76    9,276      1,159
                                               --------  --------  -------   --------
Stockholders' equity, end of period            $ 90,857  $ 71,859  $90,857   $ 71,859
                                               ========  ========  =======   ========

                            See accompanying notes

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet

(In thousands, except share data)
                                                                      June 30,     December 31,
                                                                        2000           1999
                                                                        ----           ----
ASSETS                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                             $  3,681       $  2,721
 Customer receivables, net                                               38,733         32,239
 Other receivables                                                        1,162            684
 Income tax receivable                                                    4,819              -
 Inventories                                                             44,771         36,386
 Deferred tax assets                                                      2,585          2,626
 Other current assets                                                     2,927          2,484
                                                                       --------       --------

  Total current assets                                                   98,678         77,140

Investments and other assets                                              9,093          8,461
Property, plant and equipment, at cost, net                              26,553         25,738
Goodwill, net                                                            10,145         10,914
                                                                       --------       --------
                                                                       $144,469       $122,253
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                      $ 12,768       $  6,816
 Accrued payroll and related expenses                                     7,916          5,536
 Line of credit                                                          12,300         10,000
 Current portion of long-term debt                                        5,644          4,645
 Other current liabilities                                                3,733          3,971
                                                                       --------       --------

  Total current liabilities                                              42,361         30,968

Long-term debt                                                            9,844         12,715
Other liabilities                                                         1,407          1,407
Commitments and contingencies

Stockholders' equity:
 Common stock, $.1167 stated value, 75,000,000 shares authorized;
  28,741,000 shares issued and outstanding at June 30, 2000;
  27,695,000 shares at December 31, 1999                                  3,354          3,231
 Capital in excess of stated value                                       18,551          9,398
 Unamortized deferred compensation                                       (1,954)          (417)
 Accumulated other comprehensive loss                                    (7,607)        (6,635)
 Retained earnings                                                       78,513         71,586
                                                                       --------       --------
Total stockholders' equity                                               90,857         77,163
                                                                       --------       --------
                                                                       $144,469       $122,253
                                                                       ========       ========

                            See accompanying notes

                              NEWPORT CORPORATION
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

(In thousands)
                                                         Six Months Ended
                                                             June 30
                                                             -------
                                                          2000      1999
                                                          ----      ----
Operating activities:
 Net income                                             $  7,211   $ 2,969
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          5,008     3,274
    Increase in provision for losses
     on receivables and inventories                        1,398       274
    Other non-cash items, net                                (89)       62
    Changes in operating assets and liabilities:
     Receivables                                          (7,291)   (1,350)
     Inventories                                         (10,105)   (3,287)
     Income tax receivable                                (4,819)        -
     Other current assets                                   (972)   (1,506)
     Other assets                                           (199)      (35)
     Accounts payable and other accrued expenses           8,433    (1,530)
                                                        --------
Net cash used in operating activities                     (1,425)   (1,129)

Investing activities:
 Purchases of property, plant and equipment, net          (4,394)   (2,205)
 Disposition of property, plant and equipment, net             5       108
 Acquisition of business                                     (50)        -
 Payments for equity investment                           (1,510)        -
 Proceeds from sale of investment                          1,430         -
 Payments for in-process technology                         (488)   (1,099)
Net cash used in investing activities                     (5,007)   (3,196)

Financing activities:
 Increase in line of credit                                2,300     3,500
 Decrease in long-term borrowings                         (1,803)   (1,841)
 Cash dividends paid                                        (184)     (182)
 Repurchase of common stock                                    -      (998)
 Issuance of common stock under employee
  agreements, including associated tax benefit             7,068     1,159
                                                        --------   -------
Net cash provided by financing activities                  7,381     1,638
                                                        --------   -------

Effect of foreign exchange rate changes on cash               11        38
                                                        --------   -------
Net increase (decrease) in cash and cash equivalents         960    (2,649)
Cash and cash equivalents at beginning of period           2,721     5,335
                                                        --------   -------
Cash and cash equivalents at end of period              $  3,681   $ 2,686
                                                        ========   =======

Cash paid in the period for:
 Interest                                               $  1,087   $   909
 Taxes                                                     2,362     1,205

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)



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

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

On May 31, 2000 we effected a three-for-one stock split of our shares of common stock. Share and per share information for all periods presented have been restated to reflect the stock split.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $2.3 million and $4.3 million at June 30, 2000, and December 31, 1999, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)


2. Customer Receivables

The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:


                                              June 30,     December 31,
     (In thousands)                             2000           1999
                                                ----           ----

     Customer receivables                     $39,157        $32,650
     Less allowance for doubtful accounts         424            411
                                              -------        -------
                                              $38,733        $32,239
                                              =======        =======

3. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:



                                                   June 30,    December 31,
     (In thousands)                                 2000          1999
                                                    ----          ----

     Raw materials and purchased parts             $12,638      $12,128
     Work in process                                11,558        7,391
     Finished goods                                 20,575       16,867
                                                   -------      -------
                                                   $44,771      $36,386
                                                   =======      =======

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                             June 30,    December 31,
     (In thousands)                            2000         1999
                                               ----         ----

     Land                                    $ 1,048       $ 1,106
     Buildings                                 5,881         6,202
     Leasehold improvements                    9,217         8,455
     Machinery and equipment                  29,908        29,161
     Office equipment                         16,035        13,687
                                             -------       -------
                                              62,089        58,611
     Less accumulated depreciation            35,536        32,873
                                             -------       -------
                                             $26,553       $25,738
                                             =======       =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)


5. Other Income (Expense), Net

Other income (expense), net, consists of the following:

                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                                  --------                --------
      (In thousands)                                          2000          1999        2000      1999
                                                              ----          ----        ----      ----
      Interest and dividend income                           $  39          $  22      $  82      $  71
      Exchange gains (losses), net                             (34)            15        (45)      (197)
      Other                                                      7             23        (62)        (4)
                                                             -----          -----      -----      -----
                                                             $  12          $  60      $ (25)     $(130)
                                                             =====          =====      =====      =====

6. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                                     Three Months Ended    Six Months Ended
                                                                           June 30,            June 30,
                                                                           --------            -------
     (In thousands)                                                   2000         1999      2000      1999
                                                                      ----         ----      ----      ----
     Net income                                                     $4,199        $2,055    $7,211   $ 2,969
     Foreign currency translation gain (loss)                           75          (710)     (972)   (2,166)
                                                                    ------        ------    ------   -------
                                                                    $4,274        $1,345    $6,239   $   803
                                                                    ======        ======    ======   =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)

7. Segment Reporting

Selected financial information for the Company's reportable segments for the three- and six-months ended June 30, 2000 and 1999 follows:

(In thousands)                                  Industrial
                                               & Scientific  Fiber Optics    Video
                                               Technologies  & Photonics   Metrology    Total
                                               ------------  ------------  ----------  --------
Three Months Ended June 30, 2000:
---------------------------------
Sales to external customers                         $33,002       $16,904    $ 1,836   $51,742
Segment income (loss)                                 5,889         2,219     (1,678)    6,430

Three Months Ended June 30, 1999:
---------------------------------
Sales to external customers                         $24,097       $ 8,954    $ 2,525   $35,576
Segment income (loss)                                 2,755           898       (403)    3,250

Six Months Ended June 30, 2000:
-------------------------------
Sales to external customers                         $63,064       $30,754    $ 3,536   $97,354
Segment income (loss)                                10,284         4,207     (3,272)   11,219

Six Months Ended June 30, 1999:
-------------------------------
Sales to external customers                         $44,474       $14,928    $ 5,622   $65,024
Segment income (loss)                                 4,671         1,182       (695)    5,158

The following reconciles segment income to consolidated income before income taxes.

                                    Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                         -------               -------
     (In thousands)                   2000       1999       2000     1999
                                    -------    -------    -------   -------

     Segment income                 $ 6,430    $ 3,250    $11,219   $ 5,158
     Interest expense                   611        457      1,179       905
     Other income (expense)              12         60        (25)     (130)
                                    -------    -------    -------   -------
     Income before income taxes     $ 5,831    $ 2,853    $10,015   $ 4,123
                                    =======    =======    =======   =======

                             NEWPORT CORPORATION
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations
               Three and Six Months Ended June 30, 2000 and 1999

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

The following is our discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 2000, with the three- and six-month periods ended June 30, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS

In June 2000 we signed a letter of intent to acquire International Metrology Systems (IMS), a United Kingdom-based, global supplier of coordinate measurement systems and advanced metrology solutions. Consummation of the transaction is subject to negotiation and execution of definitive agreements and to customary conditions, including receipt of all required regulatory approval. The transaction is targeted for completion in August 2000.

THREE-FOR-ONE STOCK SPLIT

On May 31, 2000 we effected a three-for-one stock split of our shares of common stock. Share and per share information for all periods presented have been restated to reflect the stock split.

                             NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2000 and 1999

                             RESULTS OF OPERATIONS


FINANCIAL ANALYSIS                                                               Period-to-Period
                                                                                Increase (Decrease)
                                                                                ------------------
                                                                                 Three       Six
                                           Percentage of Net Sales               Months     Months
                                           -----------------------
                                   Three Months Ended         Six Months Ended    Ended      Ended
                                  June 30,      June 30,     June 30,    June 30,     June 30,
                                    2000          1999         2000       1999     2000       2000
                                    ----          ----         ----       ----     ----       ----
Net sales                          100.0%        100.0%       100.0%     100.0%    45.4%      49.7%
Cost of sales                       55.6          55.4         55.9       55.9     46.0       49.6
                                   -----         -----        -----      -----
  Gross profit                      44.4          44.6         44.1       44.1     44.7       49.8

Selling, general and
 administrative expense             22.1          26.4         22.7       26.6     21.4       27.8
Research and
 development expense                 9.9           9.1          9.9        9.6     58.9       55.0
                                   -----         -----        -----      -----
  Income from operations            12.4           9.1         11.5        7.9     97.8      117.5

Interest expense                     1.2           1.3          1.2        1.4     33.7       30.3
Other income (expense), net          0.1           0.2            -       (0.2)      NM         NM
                                   -----         -----        -----      -----
  Income before income taxes        11.3           8.0         10.3        6.3    104.4      142.9

Income taxes                         3.2           2.2          2.9        1.7    104.5      143.0
                                   -----         -----        -----      -----
  Net income                         8.1           5.8          7.4        4.6    104.3      142.9
                                   =====         =====        =====      =====

NM = not meaningful

Net Sales Net sales for the three- and six-month periods ended June 30, 2000 were $51.7 million and $97.4 million, respectively, compared with $35.6 million and $65.0 million, respectively, for the three- and six-month periods ended June 30, 1999, increases of 45.4% and 49.7%. The sales increase for the three-month period was due primarily to sales increases in the fiber optic communications and semiconductor equipment markets, offset partially by a decrease in sales to the computer peripherals, aerospace and research, and general metrology markets. The sales increase for the six-month period was due primarily to sales increases in the fiber optic communications, semiconductor equipment, aerospace and research, and general metrology markets, offset partially by a decrease in sales to the computer peripherals markets. The three- and six-month periods in 1999 include net sales of $2.5 million representing one extra month of sales from our European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, net sales for the 1999 three- and six-month periods would have been $33.1 million and $62.5 million, respectively.

Three and six-month 2000 sales to the fiber optic communications market were $21.6 million and $38.3 million, respectively, increases of $13.8 million, or 175.0%, and $24.9 million, or 185.9%, respectively, compared with the corresponding prior year periods. Sales to the industrial metrology markets, comprised of the semiconductor equipment, computer peripherals and general metrology markets, for the three- and six-month periods ended June 30, 2000 were $20.5 million and $39.0 million, respectively, increases of $3.1 million, or 17.6%, and $7.3 million, or 22.9%, compared with 1999's three- and six month periods. Sales to the aerospace and research market were $9.6 million and $20.0 million for the three- and six-months ended June 30, 2000, a decrease of $0.7 million, or 6.5%, for the quarter, but an increase of $0.1 million, or 0.6%, for the first half, compared with the prior year periods.

Domestic sales totaled $34.7 million and $66.4 million, respectively, for the three- and six-month periods ended June 30, 2000, compared with $20.6 and $38.5 million for the corresponding periods in 1999. The increase for the quarter of $14.1 million, or 68.8%, was due primarily to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets of $9.6 million, or 218.7%; $4.5 million, or 209.5%; and $0.5 million, or 7.0%, respectively, offset partially by a decrease of $0.5 million, or 24.8%, in sales to the computer

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2000 and 1999

peripherals market. The increase for the six-months ended June 30, 2000 of $27.9 million, or 72.5%, was due primarily to sales increases in the fiber optic communications, semiconductor equipment, aerospace and research, and general metrology markets of $18.6 million, or 255.3%; $7.6 million, or 197.8%; $1.7 million, or 16.4%; and $1.4 million, or 11.1%, respectively, offset partially by a decrease of $1.4 million, or 28.1%, in sales to the computer peripherals market.

International sales totaled $17.0 million and $31.0 million, respectively, for the three- and six-month periods ended June 30, 2000, compared with $15.0 million and $26.5 million for the corresponding prior year periods, increases of 13.4% and 16.7%, respectively. European sales for both the three- and six-month periods in 1999 reflect a $2.5 million favorable impact from the reporting change discussed above. Excluding that impact, international sales increased $4.5 million, or 36.1%, and $7.0 million, or 28.9%, respectively, versus the corresponding prior year periods. The second quarter increase was due primarily to an increase of $4.1 million, or 119.1%, in sales to international fiber optic communications customers, offset in part by declines in international sales to the semiconductor equipment, aerospace and research, and general metrology markets of $0.2 million, or 21.6%; $0.7 million, or 15.0%, and $1.2 million, or 21.1%, respectively, versus the corresponding period in 1999. The first half increase was due primarily to an increase of $6.3 million, or 103.2%, in sales to international fiber optic communications customers and an increase of $0.2 million, or 15.3%, in international sales to the semiconductor market, offset in part by a decline in sales to international aerospace and research customers of $1.5 million, or 16.1% and a decline in sales of metrology products of $0.5 million, or 6.0%. Canadian and Pacific Rim sales in the second quarter of 2000 increased $2.1 million, or 113.2%, and $1.8 million, or 68.7%, respectively, versus the prior year quarter, while European sales decreased $1.8 million, or 17.5% from 1999's second quarter. European, Canadian and Pacific Rim sales in the first half of 2000 increased $0.2 million, or 1.0%, $2.7 million, or 78.9%, and $1.8 million, or 31.2%, respectively, over the prior year first half. European sales for the three- and six- month periods were reduced by $1.0 million and $1.8 million, respectively, because of a negative foreign exchange rate impact due to the strength of the U.S. dollar versus the euro in the current year periods.

Gross Margin Gross margins of 44.4% and 44.1% for the three- and six-month periods ending June 30, 2000, respectively, did not vary significantly from the 44.6% and 44.1% gross margins realized in the comparable 1999 periods. For both the three- and six-month periods, a shift in our sales mix towards our photonics product lines, which generally have higher margins, were offset primarily by higher growth rates in sales to OEM customers, which generally have lower margins.

Selling, General and Administrative (SG&A) Expense SG&A expenses totaled $11.4 million and $22.1 million, respectively, for the three- and six-month periods ending June 30, 2000 compared with $9.4 million and $17.3 million, respectively, for the corresponding prior year periods, increases of 21.4% and 27.8%, respectively, versus the same periods in 1999. SG&A expenses as a percent of net sales were 22.0% and 22.7% for the three- and six-month periods ended June 30, 2000, respectively, compared with 26.4% and 26.6% of net sales in the corresponding prior year periods. The increases in our SG&A expenses for both the three- and six-month periods in 2000 versus the prior year periods were due in part to higher expenses for compensation and incentive plans that are tied to sales and profit performance, higher personnel costs, higher expenses related to trade show activity and the inclusion of expenses for Newport Precision Optics Corporation for which there were no comparable expenses in the 1999 periods. The inclusion of an additional month of expenses from the reporting change discussed above increased 1999 three- and six-month SG&A expenses by $0.9 million. Absent this change, SG&A expenses increased $2.9 million, or 34.0%; and $5.7 million, or 34.7%, respectively, for the second quarter and first half of 2000 versus the comparable prior year periods.

Research and Development (R&D) Expense R&D expenses totaled $5.1 million and $9.6 million for the three- and six-month periods ending June 30, 2000, respectively, representing 9.9% of net sales in each period, versus expenses of $3.2 million and $6.2 million for the three- and six-month periods ending June 30, 1999, respectively, representing 9.1% and 9.6% of net sales in the respective periods. Our R&D expenses in the 2000 periods increased $1.9 million, or 59%, and $3.4 million, or 55.0% compared with the prior year quarter and first half. The increase for both periods was attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market, technology enhancements to the LaserWeld and

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2000 and 1999

AutoAlign packaging workstation, development of laser diode burn-in and characterization systems and new products and software for our Video Metrology Division. The inclusion of an additional month of expenses from the change in European reporting increased 1999 second quarter and first half R&D expenses by $0.2 million. Absent this change, R&D expenses increased $2.1 million, or 67.8%, and $3.6 million, or 59.4%, respectively, for the second quarter and first half of 2000 compared with the comparable prior year periods. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Interest Expense Our interest expense totaled $0.6 million and $1.2 million for the three- and six-month periods ending June 30, 2000, compared with $0.5 million and $0.9 million for the three- and six-month periods ending June 30, 1999. The increase for both the three- and six-month periods in 2000 versus the prior year periods was due primarily to higher utilization of our line of credit.

Income Taxes The effective tax rate in each of the three- and six-month periods ended June 30, 2000 and 1999 was 28.0%.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $1.4 million for the six-month period ended June 30, 2000 was primarily attributable to increases in our receivables and inventories resulting from our increased sales levels, offset in part by our operating income plus non-cash items, principally depreciation and amortization and increases in our provisions for losses. Our customer receivables increased by $6.5 million, or 20.1%, from the fourth quarter of 1999, which was proportionate with the increase in quarterly sales between the two periods. Our inventories increased 23.0% in the second quarter of 2000 compared with the fourth quarter of 1999 due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times. Our accounts payable increased $6.0 million, or 87.3%, in 2000's second quarter compared with the fourth quarter of 1999 due primarily to higher inventory procurement activity.

Net cash used in investing activities of $5.0 million for the six-month period ended June 30, 2000, was principally attributable to our purchases of property, plant and equipment ($4.4 million), payments for an equity investment ($1.5 million) and expenditures for software development ($0.5 million), partially offset by the net proceeds on the sale of an equity investment ($1.4 million).

Net cash provided by financing activities of $7.4 million for the six-month period ended June 30, 2000, was principally attributable to an increase in the utilization of our line of credit and the issuance of common stock in connection with stock option and purchase plans. This increase was offset in part by a decrease in long-term borrowings and the payment of cash dividends.

At June 30, 1999, we had in place a $20.0 million unsecured line of credit expiring May 31, 2003 and a $20.0 million unsecured line of credit expiring May 31, 2001. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option, plus an unused line fee of 0.2% per year. At June 30, 1999, there was $12.3 million outstanding under the three year line of credit, with $27.1 million available under the combined lines, after considering outstanding letters of credit.

We believe our current capital resources together with estimated cash flows from operations and our existing credit availability are adequate to fund operations for at least the next 12 months. Except as discussed in "Acquisitions" above, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies. However, we continue to evaluate acquisitions of products, technologies or companies that complement our business and may make acquisitions in the future which could require us to use cash. Accordingly, we cannot assure you that we will not need to obtain additional sources of capital to finance any acquisitions that we may make.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2000 and 1999

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

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2000 and 1999

changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

International operations constituted approximately 17% of our consolidated operating profit for both the three- and six-months ended June 30, 2000. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

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

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in Note 6 - Comprehensive Income on page 8.

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

                              NEWPORT CORPORATION
                          PART II. OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders was held on May 17, 2000. The tabulation of votes for each of the proposals detailed below have not been restated to reflect the 3-for-1 stock split we effected on May 31, 2000.

          (1) Proposal One to elect R. Jack Aplin and Richard E. Schmidt as Class IV directors of the Company:

                                                                                 Number of
                                 Number of      Number of        Number of        Broker
            Name                Votes "For"  Votes "Against"  Votes "Withheld"  "Non-Votes"
            ----                -----------  ---------------  ----------------  -----------
          R. Jack Aplin           7,538,994         0              358,962       1,493,091
          Richard E. Schmidt      7,539,099         0              358,858       1,493,090

          (2) Proposal Two to amend the Company's Articles of Incorporation to increase the number of authorized common shares from twenty million (20,000,000) to seventy-five million (75,000,000):

                                                                   Number of
            Number of             Number of        Number of        Broker
            Votes "For"         Votes "Against"  Votes "Abstain"  "Non-Votes"
           ------------         ---------------  ---------------  -----------
             7,261,103              629,871           6,982        1,493,091

          (3) Proposal Three to appoint Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000:

                                                                    Number of
            Number of              Number of       Number of         Broker
           Votes "For"          Votes "Against"  Votes "Abstain"   "Non-Votes"
          -------------         ---------------  ---------------  ------------
            7,887,317                4,698            5,941         1,493,091

Item 6. Exhibits and reports on Form 8-K.

        (a)  Exhibits

             Exhibit 3.1 Certificate of Amendment to Articles of Incorporation, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, No. 333-40878 (the "Form S-3"))

             Exhibit 10.1 Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's
                           Form S-3)

             Exhibit 10.2 Amendment to 364-Day $10,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.10 to the Company's Form S-3)

             Exhibit 10.3 Amendment to 3-Year $15,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.12 to the Company's Form S-3)

             Exhibit 27    Financial Data Schedule

        (b)  Reports on Form 8-K
                  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWPORT CORPORATION
                                         (Registrant)
Dated: July 17, 2000
                                    By:        /s/ ROBERT C. HEWITT
                                        ------------------------------------
                                        Robert C. Hewitt, Principal Financial
                                        Officer, duly authorized to sign on
                                        behalf of the Registrant