Form 10-Q
period 2000-09-30
NEWPORT CORP
filed 2000-10-25
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended    September 30, 2000
                                             ------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                     Commission File Number     0-1649
                                            -------------

                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Nevada                                    94-0849175
-------------------------------------         ----------------------------------
    (State or other Jurisdiction                        (IRS Employer
  of incorporation or organization)                  Identification No.)

    1791 Deere Avenue, Irvine, CA                          92606
----------------------------------------      ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (949) 863-3144
                                                  -----------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000, was 32,242,555.

                                 Page 1 of 19
                Exhibit Index on Sequentially Numbered Page 18

                              NEWPORT CORPORATION

                                     INDEX


PART I.  FINANCIAL INFORMATION                                       Page Number

Item 1:  Financial Statements:

         Consolidated Income Statement and Condensed
          Consolidated Statement of Stockholders' Equity for the
          Three and Nine Months ended September 30, 2000 and 1999.          3

         Consolidated Balance Sheet at September 30, 2000 and
          December 31, 1999.                                                4

         Consolidated Statement of Cash Flows for the Nine
          Months ended September 30, 2000 and 1999.                         5

         Notes to Condensed Consolidated Financial Statements.           6-10

Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                          11-17

Item 3:  Quantitative and Qualitative Disclosures About Market Risk     17-18

PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.                                 18

SIGNATURE                                                                  18

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)         Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------   -------------------
                                                   2000      1999       2000       1999
                                                  -------   -------   --------   --------
Net sales                                         $66,594   $35,530   $166,130   $101,783
Cost of sales                                      37,934    20,046     93,780     57,115
                                                  -------   -------   --------   --------
Gross profit                                       28,660    15,484     72,350     44,668

Selling, general and administrative expense        13,877     8,995     36,585     26,882
Research and development expense                    5,804     3,440     15,452      9,666
                                                  -------   -------   --------   --------
Income from operations                              8,979     3,049     20,313      8,120

Interest expense                                      409       466      1,588      1,371
Interest income                                     3,443        17      3,537        113
Other income, net                                     107       321          -        115
                                                  -------   -------   --------   --------
Income before income taxes                         12,120     2,921     22,262      6,977

Income tax provision                                3,941       907      6,745      2,061
                                                  -------   -------   --------   --------
Net income                                        $ 8,179   $ 2,014   $ 15,517   $  4,916
                                                  =======   =======   ========   ========

Net income per share:
 Basic                                              $0.26     $0.07      $0.53      $0.18
 Diluted                                            $0.25     $0.07      $0.49      $0.17

Number of shares used to calculate net income per share:

 Basic                                             30,988    27,369     29,153     27,386
 Diluted                                           33,301    28,358     31,600     28,311

Stockholders' equity, beginning of period        $ 91,567   $72,803   $ 77,746    $71,981
Net income                                          8,179     2,014     15,517      4,916
Dividends                                               -         -       (284)      (183)
Other comprehensive income (loss)                  (1,827)      620     (2,799)    (1,546)
Deferred compensation                                 479       (32)    (1,058)        76
Repurchase of common stock                              -      (587)         -     (1,585)
Issuance of common stock                          337,731       453    347,007      1,612
                                                 --------   -------   --------    -------
Stockholders' equity, end of period              $436,129   $75,271   $436,129    $75,271
                                                 ========   =======   ========    =======

                            See accompanying notes

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet

(In thousands, except share data)
                                                                       September 30,    December 31,
                                                                            2000            1999
                                                                       -------------    -----------
ASSETS                                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                                                  $  3,431        $  3,055
 Marketable securities                                                       311,546               -
 Customer receivables, net                                                    46,776          32,639
 Income tax receivable                                                         9,580               -
 Inventories                                                                  57,480          37,696
 Other current assets                                                          7,075           5,796
                                                                            --------        --------

  Total current assets                                                       435,888          79,186

Investments and other assets                                                   9,269           8,461
Property, plant and equipment, at cost, net                                   29,105          26,003
Goodwill, net                                                                  9,640          10,914
                                                                            --------        --------

                                                                            $483,902        $124,564
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $ 16,975        $  6,971
 Accrued payroll and related expenses                                          6,897           5,549
 Line of credit                                                                    -          10,000
 Current portion of long-term debt                                             5,532           4,645
 Deferred revenue                                                              2,718           1,512
 Other current liabilities                                                     4,496           3,992
                                                                            --------        --------

  Total current liabilities                                                   36,618          32,669

Long-term debt                                                                 9,721          12,715
Other liabilities                                                              1,434           1,434
Commitments and contingencies

Stockholders' equity:
 Common stock, $.1167 stated value, 75,000,000 shares authorized;
  32,243,000 shares issued and outstanding at September 30, 2000;
  27,695,000 shares at December 31, 1999                                       3,763           3,231
 Capital in excess of stated value                                           355,904           9,404
 Unamortized deferred compensation                                            (1,475)           (417)
 Accumulated other comprehensive loss                                         (9,434)         (6,635)
 Retained earnings                                                            87,371          72,163
                                                                            --------        --------
Total stockholders' equity                                                   436,129          77,746
                                                                            --------        --------
                                                                            $483,902        $124,564
                                                                            ========        ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

(In thousands)
                                                                   Nine Months Ended
                                                                      September 30
                                                                  --------------------
                                                                     2000       1999
                                                                  ---------    -------
Operating activities:
 Net income                                                       $  15,517    $ 4,916
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                      7,656      5,063
   Increase in provision for losses
     on receivables and inventories                                   2,293        391
   Other non-cash items, net                                           (272)      (411)
   Changes in operating assets and liabilities:
     Receivables                                                    (15,883)    (1,048)
     Income tax receivable                                           (9,580)         -
     Inventories                                                    (22,725)    (5,023)
     Other current assets                                            (1,453)    (1,761)
     Other assets                                                       (40)       (20)
     Accounts payable and other accrued expenses                     12,941      1,696
     Deferred revenue                                                 1,206      1,265
     Other, net                                                         (60)       (97)
                                                                  ---------    -------
Net cash provided by (used in) operating activities                 (10,400)     4,971
                                                                  ---------    -------

Investing activities:
 Purchases of property, plant and equipment                          (8,698)    (3,369)
 Disposition of property, plant and equipment                            22        162
 Acquisition of business                                                (50)         -
 Purchase of marketable securities                                 (311,653)         -
 Payments for equity investment                                      (1,510)         -
 Proceeds from sale of investment                                     1,430      1,054
 Payments for software development                                     (834)    (1,553)
Net cash used in investing activities                              (321,293)    (3,706)

Financing activities:
 Increase (decrease) in line of credit                              (10,000)       150
 Decrease in long-term borrowings                                    (1,959)    (1,972)
 Cash dividends paid                                                   (468)      (365)
 Repurchase of common stock                                               -     (1,585)
 Proceeds from sale of common stock, net                            329,851          -
 Issuance of common stock under employee
   agreements, including associated tax benefit                      14,949      1,612
                                                                  ---------    -------
Net cash provided by (used in) financing activities                 332,373     (2,160)
                                                                  ---------    -------

Effect of foreign exchange rate changes on cash                        (304)       135
                                                                  ---------    -------
Net increase (decrease) in cash and cash equivalents                    376       (760)
Cash and cash equivalents at beginning of period                      3,055      6,135
                                                                  ---------    -------
Cash and cash equivalents at end of period                        $   3,431    $ 5,375
                                                                  =========    =======
Cash paid in the period for:
 Interest                                                         $   1,397    $   948
 Taxes                                                                3,459          4

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)

1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been restated to reflect the acquisition of Unique Equipment Co. (Note 2) which has been accounted for as a pooling of interests. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

The nine-month period in 1999 includes net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, net sales would have been $99.3 million for the nine-month period in 1999. Earnings per share were not impacted by the change.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Net Income per Share

Basic net income per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net income per share includes the dilutive effects of common stock equivalents outstanding during the period. The dilutive effect of common stock equivalents consists mainly of stock options and is determined using the treasury stock method.

On May 31, 2000 the Company effected a three-for-one stock split of its shares of common stock. Share and per share information for all periods presented have been restated to reflect the stock split.

On July 27, 2000, the Company completed a secondary public offering of 3.0 million shares of its common stock and 0.1 million shares of common stock offered by selling stockholders. On August 1, 2000, net proceeds of $319.2 million (after underwriting discounts and commissions) were delivered to the Company. An additional 0.1 million shares of the Company's common stock were issued to cover over-allotments. Net proceeds from this transaction amounted to $10.7 million and were delivered to the Company on August 10, 2000.

Foreign Currency

Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet. Income statement accounts denominated in foreign currencies are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $2.1 million and $4.3 million at September 30, 2000, and December 31, 1999, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)

2. Acquisitions

Unique Equipment Co.

On August 31, 2000, the Company acquired Unique Equipment Co. ("Unique"), based in Chandler, Arizona. Unique is a privately held systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. As consideration for the acquisition, the Company issued 165,000 shares of common stock in exchange for all of the outstanding shares of common stock of Unique. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to incorporate the results of operations, financial position and cash flows of Unique, the effects of which are immaterial to all periods presented. Unique's results are included in our Fiber Optics & Photonics reportable segment in Note 9. Costs associated with this acquisition of $0.5 million were charged to operations in the third quarter of 2000.

Net sales and net income (loss) of Newport and Unique were the following:

                                                       Nine Months Ended
                                                         September 30,
                                                    ------------------------
(In thousands, except per share amounts)              2000            1999
                                                    --------        --------
Net sales:
 Newport                                            $162,701        $100,451
 Unique                                                3,429           1,332
                                                    --------        --------
 Combined                                           $166,130        $101,783
                                                    ========        ========

Net income (loss):
 Newport                                            $ 15,486        $  5,301
 Unique                                                   31            (385)
                                                    --------        --------
 Combined                                           $ 15,517        $  4,916
                                                    ========        ========

Net income (loss) per share:
 Basic
  Newport                                           $   0.53        $   0.19
  Unique                                                   -           (0.01)
                                                    --------        --------
  Combined                                          $   0.53        $   0.18
                                                    ========        ========

 Diluted
  Newport                                           $   0.49        $   0.18
  Unique                                                   -           (0.01)
                                                    --------        --------
  Combined                                          $   0.49        $   0.17
                                                    ========        ========

Number of shares used to calculate net income
  (loss) per share:
 Basic                                                29,153          27,386
 Diluted                                              31,600          28,311

International Metrology Systems

In June 2000 the Company signed a letter of intent to acquire International Metrology Systems, a United Kingdom-based, global supplier of coordinate measurement systems and advanced metrology solutions. On October 17, 2000, negotiations were terminated.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)

3. Marketable Securities

Marketable securities consist of money market funds, certificates of deposit, commercial paper and funding agreements, U.S. agency notes, corporate notes and bonds and asset-backed securities. These securities are stated at current fair market value. The excess of fair market value over book value is included as a component of comprehensive income (see Note 8).

4. Customer Receivables

The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

                                                  September 30,   December 31,
     (In thousands)                                    2000           1999
                                                     -------        -------
     Customer receivables                            $47,195        $33,050
     Less allowance for doubtful accounts                419            411
                                                     -------        -------
                                                     $46,776        $32,639
                                                     =======        =======

5. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                  September 30,   December 31,
     (In thousands)                                   2000           1999
                                                     -------        -------

     Raw materials and purchased parts               $18,815        $12,128
     Work in process                                  13,590          8,701
     Finished goods                                   25,075         16,867
                                                     -------        -------
                                                     $57,480        $37,696
                                                     =======        =======

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                  September 30,   December 31,
     (In thousands)                                   2000           1999
                                                     -------        -------
     Land                                            $   968        $ 1,106
     Buildings                                         5,431          6,202
     Leasehold improvements                           10,319          8,457
     Machinery and equipment                          31,075         29,727
     Office equipment                                 17,445         13,840
                                                     -------        -------
                                                      65,238         59,332
     Less accumulated depreciation                    36,133         33,329
                                                     -------        -------
                                                     $29,105        $26,003
                                                     =======        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)

7. Other Income, Net

Other income, net, consists of the following:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       -------------------   ------------------
 (In thousands)                          2000        1999      2000       1999
                                        -------     ------    -------    -------

 Exchange gains (losses), net           $   215     $   36    $   170    $ (161)
 Gains (losses) on investments, net          (8)       142         (8)      298
 Other                                     (100)       143       (162)      (22)
                                        -------     ------    -------    ------
                                        $   107     $  321    $     -    $  115
                                        =======     ======    =======    ======

8. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 -------------------   -------------------
 (In thousands)                                     2000       1999       2000       1999
                                                  -------     ------    -------    -------
 Net income                                       $ 8,179     $2,014    $15,517    $ 4,916
 Foreign currency translation gain (loss)          (1,720)       620     (2,692)    (1,546)
 Unrealized loss on marketable securities            (107)         -       (107)         -
                                                  -------     ------    -------    -------
                                                  $ 6,352     $2,634    $12,718    $ 3,370
                                                  =======     ======    =======    =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (Unaudited)

9. Segment Reporting

The Company operates in three reportable segments, Industrial & Scientific Technologies, Fiber Optics & Photonics (which includes the operations of Unique) and Video Metrology. Selected financial information for these segments for the three- and nine-months ended September 30, 2000 and 1999 follows:

(In thousands)                                    Industrial
                                                 & Scientific   Fiber Optics     Video
                                                 Technologies   & Photonics    Metrology     Total
                                                 ------------   ------------   ----------   --------
Three Months Ended September 30, 2000:
--------------------------------------
Sales to external customers                          $ 40,445        $24,542     $ 1,607    $ 66,594
Segment income (loss)                                   8,244          2,497      (1,762)      8,979

Three Months Ended September 30, 1999:
--------------------------------------
Sales to external customers                          $ 23,757        $10,055     $ 1,718    $ 35,530
Segment income (loss)                                   3,617            726      (1,294)      3,049

Nine Months Ended September 30, 2000:
-------------------------------------
Sales to external customers                          $103,509        $57,478     $ 5,143    $166,130
Segment income (loss)                                  18,528          6,819      (5,034)     20,313

Nine Months Ended September 30, 1999:
-------------------------------------
Sales to external customers                          $ 69,279        $25,164     $ 7,340    $101,783
Segment income (loss)                                   8,874          1,235      (1,989)      8,120

The following reconciles segment income to consolidated income before income taxes.

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                        -----------------------          -------------------
     (In thousands)                       2000           1999              2000        1999
                                        --------        -------          -------    --------
     Segment income                     $  8,979        $ 3,049          $20,313    $  8,120
     Interest expense                        409            466            1,588       1,371
     Interest income                       3,443             17            3,537         113
     Other income, net                       107            321                -         115
                                        --------        -------          -------    --------
     Income before income taxes         $ 12,120        $ 2,921          $22,262    $  6,977
                                        ========        =======          =======    ========

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
            Three and Nine Months Ended September 30, 2000 and 1999

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that we will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets and that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Additional factors that may affect future operating results are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 1999. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although, we believe that the assumptions underlying the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 2000, with the three- and nine-month periods ended September 30, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS

Unique Equipment Co.

On August 31, 2000, we acquired Unique Equipment Co. ("Unique"), based in Chandler, Arizona. Unique is a privately held systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. As consideration for the acquisition, we issued 165,000 shares of common stock in exchange for all of the outstanding shares of common stock of Unique. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to incorporate the results of operations, financial position and cash flows of Unique, the effects of which are immaterial to all periods presented. Costs associated with this acquisition of $0.5 million were charged to operations in the third quarter of 2000.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

International Metrology Systems

In June 2000 we signed a letter of intent to acquire International Metrology Systems, a United Kingdom-based, global supplier of coordinate measurement systems and advanced metrology solutions. On October 17, 2000, negotiations were terminated.

THREE-FOR-ONE STOCK SPLIT

On May 31, 2000 we effected a three-for-one stock split of our outstanding common stock. Share and per share information for all periods presented have been restated to reflect the stock split.

SECONDARY PUBLIC OFFERING

On July 27, 2000, we completed a secondary public offering of 3.0 million shares of our common stock and 0.1 million shares of common stock offered by selling stockholders. On August 1, 2000, net proceeds of $319.2 million (after underwriting discounts and commissions) were received. An additional 0.1 million shares of our common stock were subsequently issued to cover over-allotments. Net proceeds from this transaction amounted to $10.7 million and were received on August 10, 2000.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

                             RESULTS OF OPERATIONS

FINANCIAL ANALYSIS                                                                 Period-to-Period
                                                                                  Increase (Decrease)
                                                                                  -------------------
                                           Percentage of Net Sales                  Three      Nine
                                           -----------------------                  Months    Months
                                  Three Months Ended       Nine Months Ended         Ended     Ended
                                     September 30,            September 30,            September 30,
                                  2000          1999          2000       1999        2000         2000
                                 -----         -----         -----      -----      -------       ------
Net sales                        100.0%        100.0%        100.0%     100.0%        87.4%        63.2%
Cost of sales                     57.0          56.4          56.4       56.1         89.2         64.2
                                 -----         -----         -----      -----
 Gross profit                     43.0          43.6          43.6       43.9         85.1         62.0

Selling, general and
 administrative expense           20.8          25.3          22.1       26.4         54.3         36.1
Research and
 development expense               8.7           9.7           9.3        9.5         68.7         59.9
                                 -----         -----         -----      -----
 Income from operations           13.5           8.6          12.2        8.0        194.5        150.2

Interest expense                   0.6           1.3           0.9        1.3        (12.2)        15.8
Interest income                    5.2             -           2.1        0.1           NM           NM
Other income, net                  0.1           0.9             -        0.1        (66.7)      (100.0)
                                 -----         -----         -----      -----
 Income before income taxes       18.2           8.2          13.4        6.9        314.9        219.1

Income taxes                       5.9           2.5           4.1        2.1        334.5        227.3
                                 -----         -----         -----      -----
 Net income                       12.3           5.7           9.3        4.8        306.1        215.6
                                 =====         =====         =====      =====

NM = not meaningful

Net Sales Net sales for the three- and nine-month periods ended September 30, 2000 were $66.6 million and $166.1 million, respectively, compared with $35.5 million and $101.8 million, respectively, for the three- and nine-month periods ended September 30, 1999, increases of 87.4% and 63.2%. The sales increase for the three-month period was due primarily to sales increases in the fiber optic communications and semiconductor equipment markets. We also experienced increases in sales to the computer peripherals, aerospace and research, and general metrology markets in the three-month period. The sales increase for the nine-month period was due primarily to sales increases in the fiber optic communications, semiconductor equipment, aerospace and research, and general metrology markets, offset partially by a decrease in sales to the computer peripherals markets. The nine-month period in 1999 includes net sales of $2.5 million representing one extra month of sales from our European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, net sales for the 1999 nine-month period would have been $99.3 million.

Three- and nine-month 2000 sales to the fiber optic communications market were $31.3 million and $69.6 million, respectively, increases of $22.2 million, or 243.4%, and $47.1 million, or 209.1%, respectively, compared with the corresponding prior year periods. Sales to the semiconductor equipment market totaled $10.1 million and $24.4 million, respectively, for the three- and nine-month periods ended September 30, 2000, increases of $6.3 million, or 163.4%, and $14.9 million, or 157.1%, respectively, compared with the corresponding periods in 1999. Sales to computer peripherals market customers were $2.4 million and $7.0 million, respectively, for the three- and nine-month periods ended September 30, 2000, an increase of $0.3 million, or 14.4% for the quarter, but a decrease of $1.3 million, or 15.6% for the nine-month period, compared with the prior year periods. Three- and nine-month 2000 sales to the general metrology market grew to $12.6 million and $34.5 million, respectively, increases of $1.2 million, or 11.0%, and $2.0 million, or 6.3%, compared with 1999's three- and nine-month periods. Sales to the aerospace and research market were $10.2 million and $30.6 million for the three- and nine-months ended September 30, 2000, increases of $1.1 million, or 11.9%, and $1.6 million, or 5.6%, compared with 1999's three- and nine-month periods.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

Domestic sales totaled $45.7 million and $114.0 million, respectively, for the three- and nine-month periods ended September 30, 2000, compared with $23.4 million and $62.8 million for the corresponding periods in 1999. The increase for the quarter of $22.3 million, or 95.1%, was due primarily to sales increases in the fiber optic communications, semiconductor equipment, computer peripherals and general metrology markets of $14.3 million, or 227.8%; $6.4 million, or 205.1%; $0.3 million, or 15.4%; and $1.8 million, or 29.4%, respectively, offset partially by a decrease of $0.5 million, or 8.8%, in sales to the aerospace and research market. The increase for the nine-months ended September 30, 2000 of $51.2 million, or 81.4%, was due primarily to sales increases in the fiber optic communications, semiconductor equipment, aerospace and research, and general metrology markets of $32.8 million, or 240.6%; $14.8 million, or 201.8%; $1.6 million, or 9.8%; and $3.2 million, or 16.9%, respectively, offset partially by a decrease of $1.2 million, or 17.7%, in sales to the computer peripherals market.

International sales totaled $20.9 million and $52.1 million, respectively, for the three- and nine-month periods ended September 30, 2000, compared with $12.1 million and $39.0 million for the corresponding prior year periods, increases of 72.7% and 33.9%, respectively. European sales for the nine-month period in 1999 reflect a $2.5 million favorable impact from the reporting change discussed above. Excluding that impact, international sales increased $15.7 million, or 43.1%, versus the corresponding nine-month prior year period. The third quarter increase was due to an increase in sales to the international fiber optic communications and aerospace and research markets of $7.8 million, or 278.0%, and $1.6 million, or 53.3%, respectively, offset in part by a decrease of $0.6 million, or 11.2% in international sales to the general metrology market. International sales to the semiconductor and computer peripherals markets for the third quarter were comparable to the corresponding prior year period. The increase for the nine-month period was due primarily to an increase of $14.3 million, or 160.8%, in sales to international fiber optic communications offset in part by a decline in sales to the general metrology market of $1.2 million, or 8.2%. International sales to the semiconductor, computer peripherals, and aerospace and research markets were comparable to the nine-month period in 1999. Canadian and Pacific Rim sales in the third quarter of 2000 increased $2.9 million, or 193.9%, and $3.0 million, or 111.8%, respectively, versus the prior year quarter, while European sales increased $2.8 million, or 36.6% from 1999's third quarter. European, Canadian and Pacific Rim sales in the first nine months of 2000 increased $2.9 million, or 12.3%, $5.5 million, or 113.8%, and $4.7 million, or 54.6%, respectively, over the prior year period. European sales for the three- and nine- month periods were reduced by $0.9 million and $2.7 million, respectively, compared with the same periods in 1999, because of a negative foreign exchange rate impact due to the strength of the U.S. dollar versus the euro in the current year periods.

Gross Margin Gross margins of 43.0% and 43.6% for the three- and nine-month periods ending September 30, 2000, respectively, decreased slightly from the 43.6% and 43.9% gross margins realized in the comparable 1999 periods. For both the three- and nine-month periods, the decrease in gross margins was due primarily to higher growth rates in sales to OEM customers, which generally have lower margins, as well as the delivery of several low margin orders from Unique and the establishment of a separate service organization within the Fiber Optics and Photonics business segment, offset in part by a shift in our sales mix towards the product lines in the Fiber Optics and Photonics business segment, which generally have higher margins.

Selling, General and Administrative (SG&A) Expense SG&A expenses for the three- and nine-month periods ending September 30, 2000 totaled $13.9 million and $36.6 million, respectively, compared with $9.0 million and $26.9 million, respectively, for the corresponding prior year periods, increases of 54.3% and 36.1%, respectively. SG&A expenses as a percent of net sales were 20.8% and 22.1% for the three- and nine-month periods ended September 30, 2000, respectively, compared with 25.3% and 26.4% of net sales in the corresponding prior year periods. The increases in our SG&A expenses for both the three- and nine-month periods in 2000 versus the prior year periods were due in part to higher expenses for compensation and incentive plans that are tied to sales and profit performance, higher personnel and travel costs. Additionally, costs of $0.5 million associated with the Unique acquisition were charged in the third quarter of 2000. The inclusion of an additional month of expenses from the reporting change discussed above increased 1999 nine-month SG&A expenses by $0.9 million. Absent this change, SG&A expenses increased $10.6 million, or 40.7% for the nine-month period ended September 30, 2000 versus the comparable prior year period.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

Research and Development (R&D) Expense R&D expenses totaled $5.8 million, or 8.7% of net sales, and $15.4 million, or 9.3% of net sales, for the three- and nine-month periods ending September 30, 2000, respectively, versus expenses of $3.4 million and $9.7 million for the three- and nine-month periods ending September 30, 1999. Our R&D expenses in the 2000 periods increased $2.4 million, or 68.7%, and $5.7 million, or 59.9% compared with the prior year periods. The increase for both periods was attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market, technology enhancements to the LaserWeld and AutoAlign packaging workstation, development of laser diode burn-in and characterization systems and new products and software for our Video Metrology Division. The inclusion of an additional month of expenses from the change in European reporting increased 1999 nine-month R&D expenses by $0.2 million. Absent this change, R&D expenses increased $6.0 million, or 62.8% for the nine-month period ended September 30, 2000 versus the comparable prior year period. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Interest Expense and Interest Income Our interest expense totaled $0.4 million and $1.6 million for the three- and nine-month periods ending September 30, 2000, compared with $0.5 million and $1.4 million for the three- and nine-month periods ending September 30, 1999. Interest income totaled $3.4 million and $3.5 million for the three- and nine-month periods ending September 30, 2000, compared with $17,000 and $0.1 million in the corresponding prior year periods. The increase in the interest income is attributable to the investment of the proceeds of the secondary offering.

Income Taxes The effective tax rate for the three- and nine-month periods ended September 30, 2000, was 32.5% and 30.3% versus 31.1% and 29.5%, respectively, for the corresponding prior year periods. The higher rates in 2000 result primarily from higher interest income, which is subject to tax at a higher marginal rate than the effective tax rate of operating income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $10.4 million for the nine-month period ended September 30, 2000 was primarily attributable to increases in our receivables and inventories resulting from our increased sales levels, offset in part by our operating income plus non-cash items, principally depreciation and amortization and increases in our provisions for losses. Our customer receivables increased by $14.1 million, or 43.3%, from the fourth quarter of 1999, which was proportionate with the increase in quarterly sales between the two periods. Our inventories increased $19.8 million, or 52.5%, in the third quarter of 2000 compared with the fourth quarter of 1999 due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times and to meet requirements of existing customer orders. Our accounts payable increased $10.0 million, or 143.5%, in 2000's third quarter compared with the fourth quarter of 1999 due primarily to higher inventory procurement activity.

Net cash used in investing activities of $321.3 million for the nine-month period ended September 30, 2000, was principally attributable to the purchase of marketable securities ($311.7 million) and our purchases of property, plant and equipment ($8.7 million), payments for an equity investment ($1.5 million) and expenditures for software development ($0.8 million), partially offset by the net proceeds on the sale of an equity investment ($1.4 million).

Net cash provided by financing activities of $332.4 million for the nine-month period ended September 30, 2000, was principally attributable to proceeds derived from our secondary offering of common stock ($329.9 million) and the issuance of common stock in connection with stock option and purchase plans. This increase was offset in part by the paydown of our line of credit, decrease in long-term borrowings and the payment of cash dividends.

At September 30, 2000, we had in place a $20.0 million unsecured line of credit expiring May 31, 2003 and a $20.0 million unsecured line of credit expiring May 31, 2001. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option, plus an unused line fee of 0.2% per year. At September 30, 2000, there were no balances outstanding under the lines of credit, with $39.4 million available under the combined lines, after considering outstanding letters of credit.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

We believe our current capital resources together with estimated cash flows from operations and our existing credit availability are adequate to fund operations for at least the next 12 months. We continue to evaluate acquisitions of products, technologies or companies that complement our business and may make acquisitions in the future which could require us to use cash. Accordingly, additional sources of capital may be required to finance any acquisitions that we may make.

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

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

Pending Adoption of Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We review our sales contracts on an ongoing basis to ensure our compliance with SAB No. 101. We do not anticipate that adoption of SAB No. 101 will have a material impact on previously reported or future results of operations, financial position or cash flow.

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

International operations constituted approximately 32% and 24% of our consolidated operating profit for the three- and nine-months ended September 30, 2000, respectively. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would have resulted in an after tax decline in our net income of $0.2 million and $0.5 million, respectively, for the three- and nine-month periods ended September 30, 2000. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in Note 8 - Comprehensive Income on page 9.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our unsecured lines of credit bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option. Our long term debt instruments carry fixed interest rates. We estimate that a 10% increase in interest rates on our unsecured lines of credit would not have a material impact on our reported net income.

Our investments in marketable securities, which totals $311.5 million at September 30, 2000, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $0.2 million for both the three- and nine-month periods ended September 30, 2000.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
            Three and Nine Months Ended September 30, 2000 and 1999

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



                              NEWPORT CORPORATION
                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

(a)  Exhibits

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on August 31, 2000, regarding the acquisition of the issued and outstanding capital stock of Unique Equipment Co. (Unique).


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEWPORT CORPORATION
                                         (Registrant)

Dated: October 24, 2000
                                    By: /s/ CHARLES F. CARGILE
                                        ---------------------------------------
                                        Charles F. Cargile, Principal Financial
                                        Officer, duly authorized to sign on
                                        behalf of the Registrant