Form 10-K
period 2000-12-31
NEWPORT CORP
filed 2001-03-30
CIK 225263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 2000
                                            -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to __________
                         Commission File Number 0-1649
                                               -------

                              NEWPORT CORPORATION
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Nevada                                    94-0849175
   ------------------------------------------------------------------------
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification No.)

        1791 Deere Avenue, Irvine, CA                          92606
   ------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code  (949) 863-3144
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                  ------

          Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, Stated Value $0.1167 per Share
                 --------------------------------------------
                               (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,063,474,000 as of March 16, 2001.

The number of shares outstanding of the Registrant's sole class of common stock as of March 16, 2001, was 36,298,040.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2001 are incorporated by reference into Part III.

                              Page 1 of 46 Pages

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

                                   PART I

ITEM 1  Business

General Description of Business

Newport Corporation is a global supplier of high-precision test, measurement and automation systems and subsystems that enable manufacturers of fiber optic components, semiconductor capital equipment, industrial metrology, aerospace and other high-precision products to automate manufacturing processes, enhance product performance, and improve manufacturing efficiencies and yields. Manufacturers of high-precision products increasingly require third party expertise to develop, engineer and build automated systems and subsystems to produce, assemble and test their products. Newport's products enhance the productivity and capabilities of assembly, test and measurement functions by leveraging our expertise in high-precision automated positioning and vibration isolation technology and high resolution non-contact visual measurement and inspection. By combining proven technology with advanced computer software and imaging technology and our in-depth industry and process expertise, we are able to offer comprehensive, integrated solutions to manufacturers of fiber optic components. In the semiconductor capital equipment market we supply high-performance value-added subsystems that enhance the performance of our customers' products. We also provide sophisticated high-precision equipment to commercial, academic and governmental research institutions worldwide that engage in advanced research and development activities.

For nearly three decades we have serviced the needs of research laboratories for precision equipment. In 1991, we acquired the micro-positioning business of Micro-Controle S.A. and commenced our evolution from a provider of discrete components for research applications to a company that manufactures both components and integrated systems for research and commercial applications. The acquisition also provided us with a significant manufacturing and distribution base in Europe. In February 1995, we acquired RAM Optical Instrumentation, Inc. ("ROI") in order to increase participation in the semiconductor test and measurement and computer peripherals markets. The acquisition of ROI also increased our expertise in developing software and manufacturing integrated systems. In March 1995, we acquired Light Control Instruments, Inc. ("LCI"), a participant in the fiber optic test and measurement market. The acquisition of LCI expanded the fiber optic product offering by adding laser diode test equipment to the internally developed product line. In January 1996, we acquired MikroPrecision Instruments, Inc. ("MPI") further increasing participation in the semiconductor equipment and computer peripherals markets. In October 1998, we acquired Environmental Optical Sensors, Inc ("EOSI"), further strengthening our position as a leading provider of high-precision assembly and test equipment for the fast growing fiber optic communications marketplace. In October 1999, we acquired the west coast commercial optics operation of Corning OCA Corporation, a subsidiary of Corning Incorporated (renamed Newport Precision Optics Corporation or "NPOC"). This acquisition increased our product offerings and expertise in the areas of specialized precision optical products and systems. In August 2000, we acquired Unique Equipment Company ("Unique"), a systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries, which increased our expertise in these areas. In December 2000, we acquired the business of CE Johansson AB ("CEJ"), a Swedish based global supplier of advanced metrology systems, which expanded our industrial metrology product offerings and expertise by adding touch-probe metrology systems to our existing non-contact visual metrology systems. In February 2001, we acquired Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communication industries, which significantly increased our product offerings and expertise in these areas. Also in February 2001, we acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes, which further broadened our expertise in these areas. As a result of our internal growth and strategic acquisitions, we are a leading supplier of high-precision optics, instruments, micro-positioning and measurement products and systems to manufacturers of fiber optic communications equipment and semiconductor equipment worldwide. In addition, we continue to focus on our core strengths in research test and measurement equipment to provide ultra-precision motion and measurement technologies for research applications. We seek to leverage our expertise in research laboratory equipment to continue to expand product offerings for commercial applications.

Products and Services

We develop and sell a broad range of components, instruments, subsystems and systems to markets where high-precision manufacturing, test and assembly are critical. The products are used in mission-critical applications in industries including fiber optic device manufacturing, semiconductor equipment manufacturing and life and health sciences. We develop, manufacture and market products within three distinct business segments, organized around customer and manufacturing requirements. This structure enables us to quickly incorporate customer feedback into new products and to respond rapidly to changing market requirements.

Fiber Optics and Photonics

The Fiber Optics and Photonics division offers a broad line of automated manufacturing systems. These products address a wide spectrum of applications in the fiber optic component manufacturing process, from pre-test to assembly and packaging to final device testing and burn-in. Our integrated systems enable component manufacturers to significantly increase the productivity and capacity of their manufacturing operations. In addition, we provide customers with value-added product and process engineering services and device packaging services.

Pre-Test

The pre-test products automate the verification of devices used in fiber optic components, such as laser diodes, to ensure their integrity prior to the start of the assembly process. We offer a range of products that increase the efficiency of the pre-test process, including:

-----------------------------------------------------------------------------------------------------------------------
                       Product                                                   Application
-----------------------------------------------------------------------------------------------------------------------
Broad Area Test Stations                               Automated testing and validation of devices on semiconductor wafers
-----------------------------------------------------------------------------------------------------------------------
AutoBar Test and Characterization System               Automated test and characterization of unmounted laser diode chips, laser bars, chip on carrier (COC) and other devices
-----------------------------------------------------------------------------------------------------------------------
AutoAlign(TM) Characterization Workstations            Automated alignment, test and characterization of laser diodes and planar waveguides
-----------------------------------------------------------------------------------------------------------------------
Chameleon Nano Vision and Cognito Micromeasurement     Non-contact dimensional and defect analysis of V-grooves,
Systems                                                fibers and fiber arrays, MEMS devices, laser diodes and
                                                       waveguides
-----------------------------------------------------------------------------------------------------------------------

Assembly and Packaging

The assembly and packaging of fiber optic devices require a high degree of precision. Manufacturers have traditionally used manual assembly techniques for fiber optic components, which are costly, result in low production yields and produce inconsistent quality. We offer a line of integrated assembly and packaging systems which automate these processes and help reduce manufacturing times, increase yields and enhance quality. Assembly and packaging products include:

-----------------------------------------------------------------------------------------------------------------------
                       Product                                                   Application
-----------------------------------------------------------------------------------------------------------------------
AutoAlign and AMS(TM) Assembly Workstations            Automated assembly of waveguides, laser diodes, MEMS devices and fiber arrays using soldering and adhesive techniques
-----------------------------------------------------------------------------------------------------------------------
LaserWeld and AMS(TM) Laserweld Automated Packaging    High-precision automated assembly of optoelectronic components
Workstations                                           using laser welding processes
-----------------------------------------------------------------------------------------------------------------------
ULTRAlign Optical Component Positioning System         Positioning systems for manual alignment of optical fibers and devices
-----------------------------------------------------------------------------------------------------------------------
ORION Semi-automated Fiber Alignment System            High-precision fiber-to-fiber and fiber-to-device alignment systems for low-volume applications
-----------------------------------------------------------------------------------------------------------------------

     Final Device Testing and Burn-In

     Fiber optic devices must meet rigorous reliability and performance specifications, including a requirement for 20 to 30 year life cycles and the ability to perform in harsh weather conditions or even under water. These performance standards require manufacturers to perform extensive testing of the completed devices. We offer standardized systems which automate the burn-in and test process, including:

-----------------------------------------------------------------------------------------------------------------------
                       Product                                                   Application
-----------------------------------------------------------------------------------------------------------------------
Butterfly Module Test Station                          High-precision characterization of performance data of
                                                       butterfly modules during the manufacturing process and final
                                                       Quality Assurance checks
-----------------------------------------------------------------------------------------------------------------------
Chip-on-Carrier and Coaxial Burn-in and Test Systems   High-volume precision burn-in and testing of COC and coaxial devices
-----------------------------------------------------------------------------------------------------------------------
Butterfly Module Burn-in and Testing Racks             High-volume precision control and monitoring of long- term burn-in and life testing of butterfly modules
-----------------------------------------------------------------------------------------------------------------------
Model 8800 Photonics Test System                       Modular instrumentation platforms for testing and qualification of optical fibers and passive fiber optic components
-----------------------------------------------------------------------------------------------------------------------

     Instruments

     We offer several lines of instrumentation that are integral or complementary to the development of fiber optic components, including:

-----------------------------------------------------------------------------------------------------------------------
                       Product                                                   Application
-----------------------------------------------------------------------------------------------------------------------
Power Meters                                           Measure optical power for free space and fiber directed laser light
-----------------------------------------------------------------------------------------------------------------------
Laser Diode Instruments                                Temperature and current controllers for maintaining stability of laser diodes
-----------------------------------------------------------------------------------------------------------------------
Tunable Laser Sources                                  DWDM and Optical Spectrum Analyzer calibration, testing of
                                                       Erbium Doped Fiber Amplifiers
-----------------------------------------------------------------------------------------------------------------------
Optical Spectrum Analyzers                             Characterization of light emitted by laser diodes, ion lasers and solid state lasers
-----------------------------------------------------------------------------------------------------------------------

Engineering and Manufacturing Services

Due to our experience in fiber optic device assembly, packaging and testing technology we have a deep knowledge base and expertise in the processes and technologies necessary to build high-precision fiber optic components. In addition, our recent acquisitions of Unique and DTC have expanded our knowledge base and expertise in the use of robotics and flexible automation solutions for the manufacture of fiber optic components. We apply this expertise to assist our customers in designing device packaging, developing manufacturing processes, developing and producing tooling and programming customized process automation software. These services help customers significantly reduce the development cycle for their products and improve the productivity, yields and quality of their manufacturing processes. In addition to helping customers become more productive, these services assist us in establishing a long-term relationship with our customers and allow us to identify additional opportunities for new products. We also offer device manufacturing and packaging services to enable customers to design and test new products.

     Industrial Metrology Systems

     The Industrial Metrology Systems division's products provide a broad range of non-contact video-based measurement and inspection products and touch probe measurement products for a number of industrial markets, including the transportation, automotive, computer peripherals, and life and health sciences markets. The systems and subsystems from this division incorporate years of experience and expertise in core technologies such as precision motion, vibration control and measurement. The Industrial Metrology Systems' product lines include:

-------------------------------------------------------------------------------------------------------------------------
                  Product                             Application                           Markets
-------------------------------------------------------------------------------------------------------------------------
Polaris                                       Dimensional                         .  Computer Peripherals
                                                measurement of disk
                                                drive heads
-------------------------------------------------------------------------------------------------------------------------
DataStar/Galaxy Automated Measurement         High-precision                      .  Fiber Optic Components
 Systems                                        dimensional                       .  Industrial Manufacturing
                                                measurements to verify            .  Life and Health Sciences
                                                manufacturing                     .  Semiconductors
                                                tolerances                        .  Transportation
-------------------------------------------------------------------------------------------------------------------------
Sprint and Mini/AutoMap Manual Inspection     High-precision manual               .  Fiber Optic Components
 Systems                                        dimensional                       .  Industrial Manufacturing
                                                measurements to verify            .  Life and Health Sciences
                                                manufacturing                     .  Semiconductors
                                                tolerances                        .  Transportation
-------------------------------------------------------------------------------------------------------------------------
Video Direct Microscopes                      High magnification for              .  Fiber Optic Components
                                                visual/video inspection           .  Industrial Manufacturing
                                                and assembly of small             .  Life and Health Sciences
                                                parts                             .  Semiconductors
                                                                                  .  Transportation
                                                                                  .  Research
-------------------------------------------------------------------------------------------------------------------------
Automatic Stent Inspection System             Non-contact dimensional             .  Life and Health Sciences
                                                inspection and defect
                                                analysis of cardiac
                                                stents
-------------------------------------------------------------------------------------------------------------------------
JoWin/Ruby Automated Contact Measurement      High-precision dimensional          .  Automotive
 Systems                                        measurements to verify            .  Industrial manufacturing
                                                manufacturing tolerances          .  Aerospace
                                                                                  .  Transportation
                                                                                  .  Research
----------------------------------------------------------------------------------------------------------------------------
Contact Coordinate Measurement Machines       High accuracy contact               .  Automotive
                                                Dimensional inspection            .  Industrial manufacturing
                                                                                  .  Aerospace
                                                                                  .  Transportation
                                                                                  .  Research
-------------------------------------------------------------------------------------------------------------------------

Industrial and Scientific Technologies

The Industrial and Scientific Technologies division's products are used across a wide range of industrial markets for applications that range from basic research and development activities to high-precision manufacturing. In addition, we sell systems and subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing. Our industrial and scientific products address a wide range of markets, including fiber optic communications, semiconductor equipment, life and health sciences, analytical instruments, aerospace and research. These products and technologies also form the foundation of our integrated, automated systems that we sell in our other divisions. We believe that Industrial and Scientific Technologies customers develop an appreciation for the quality of our products which makes them more likely to buy integrated, automated systems from us as the need for production and test systems grows.

------------------------------------------------------------------------------------------------------------------------
      Category                           Products                                       Applications
------------------------------------------------------------------------------------------------------------------------
Motion Control         Linear and rotational stages                  .  High-precision positioning and motion control
  Devices,             Elevational devices                              apparatus for manufacturing and test
  Systems and          Actuators                                        applications
  Subsystems           Simple and programmable motion controllers    .  Precision alignment in fiber optic,
                       for linear stepping and DC motors                telecommunication and laser devices
                       Motion systems                                   assembly
                       Air bearing stages                            .  Precision positioning of semiconductor wafers
                                                                        for defect detection
                                                                     .  Sample sorting and sequencing for DNA
                                                                        research
------------------------------------------------------------------------------------------------------------------------
Vibration Isolation    Optical benches and support systems           .  Reduction of impact of external forces on
  Systems and          Workstations                                     high-precision research, manufacturing test
  Subsystems           Active and passive isolation systems             and assembly systems
                       Honeycomb, granite and rigid structures       .  Structures for optical fiber fabrication
                       Elastomeric mounts                            .  Scanning Electron Microscope/Atomic Force
                                                                        Microscope base isolation
                                                                     .  Wire bonding equipment base isolation
                                                                     .  Isolated floor for Wafer Stepper equipment
------------------------------------------------------------------------------------------------------------------------
Manual                 Optical mounts                                .  Manual, high-precision alignment of optical
  Positioning          Bases and brackets                               instruments
  Components           Posts and rod systems                         .  Manual assembly of fiber optic devices
                       Translation and rotation stages               .  Subsystems used for high-speed cell sorting
                       Micro interferometer                             for genomic research
                       Laser-to-fiber couplers                       .  Semiconductor reticule inspection equipment
                       Manual fiber optic positioners
                       Educational kits
------------------------------------------------------------------------------------------------------------------------
Optics                 Lenses                                        .  Components for research and product
                       Optical systems                                  development activities
                       Mirrors                                       .  Deep UV illumination optics for
                       Prisms and windows                               semiconductor lithography
                       Filters and attenuators                       .  Thin film measurement of semiconductor
                       Collimators                                      wafers for defect inspection
                       Ultrafast laser optics
                       Beamsplitters and polarization optics
------------------------------------------------------------------------------------------------------------------------

We also offer subassemblies that are a value-added combination of standard and custom products drawn from the components, optics, motion control and vibration isolation product lines. We combine these items with additional engineering to create more highly integrated products to meet customer needs. These products are often subsystems of our OEM customer's products. This product line offers a strategic competitive advantage allowing us to differentiate ourselves from competitors that only offer a limited product selection.

Sales and Marketing

We market components and systems through an internal sales and marketing staff, an internal field sales organization, an international network of distributors and sales representatives, technical catalogs and our website. As of December 31, 2000, we had 25 company-employed field sales persons and 74 independent representatives and distributors located in the United States. In international markets, we have 54 field sales personnel based in France, Germany, the United Kingdom, Switzerland, Sweden, Italy, the Netherlands, Canada and Taiwan, together with 144 independent representatives and distributors located in countries where we do not have a direct presence. Our customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between the sales representatives and distributors and the engineering staff, and results in long sales cycles for products.

We have written agreements with each of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products to a specific geographic area. These agreements generally have terms of one year and are renewable on an annual basis. Either party can terminate the agreement without cause by providing 90 days written notice to the other party or immediately by providing written notice to the other party, upon the occurrence of certain specified events. These agreements are generally not assignable without prior approval. Most agreements are structured to provide distributors with sales discounts off of the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of revenues in 2000 and all independent representatives and distributors combined accounted for less than 10% of revenues in 2000.

In addition to sales representatives and distributors, we also market our standard products through our product catalogs and website. The principal marketing tool for the scientific market is a comprehensive set of product catalogs. These documents, numbering approximately 1,100 pages in total, provide detailed product information as well as extensive technical and applications data. These catalogs are published in English, French, German and Japanese and mailed annually to more than 100,000 potential customers. Our website provides customers with access to the latest products, a literature and information request form, technical/tutorial and application related material, market surveys, sales information (including catalogs), and the ability to purchase a majority of our standard products.

Research and Product Development

We continually seek to improve our technological position through internal research, product development and licensing, and acquisitions of complementary technologies. As of December 31, 2000, we had 228 employees engaged in research and development. We continually work to enhance existing products and to develop and introduce innovative new products to satisfy the needs of customers. In addition, we regularly investigate new ways to combine components manufactured by various divisions to produce innovative technological solutions for the markets we serve. Research and development expenses were $21.7 million, or 8.6% of net sales, in 2000 and $13.3 million, or 9.2% of net sales, in 1999. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Our research and development efforts may not be successful, our new products may not be developed on a timely basis or achieve customer acceptance, and our customers' products may not achieve market acceptance. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a materially adverse effect on our business, operating results or financial condition.

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

We compete in various markets against a number of companies, many of which have longer operating histories, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do. In addition, some of these companies have long established relationships with our customers and potential customers in our markets. In the fiber optic communications market, the primary competition currently comes from certain of our existing and potential customers, who have developed or may develop their own manufacturing and test equipment. In the video metrology market, the primary competitors are currently Optical Gauging Products, Mitutoyo, View Engineering and Deltronic.

In addition to current competitors, we believe that new competitors, some of whom may have substantially greater financial, technical and marketing resources than us, will seek to provide products to one or more of our markets in the future. Such future competition could harm our business.

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our technology and other intellectual property such as trademarks. We protect our technology through the use of patents, trademark registrations, exclusive marketing rights and licenses. We have been granted a number of patents in the U.S. and foreign jurisdictions. We also have trademarks registered in the U.S. and foreign jurisdictions. We actively pursue applications for new patents and trademarks as the need arises.

We generally control access to our proprietary information, and maintain confidentiality agreements with our employees and consultants, as well as licensing agreements with our corporate partners. It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. We cannot guarantee you that the steps we take to protect our rights will prevent any misappropriation of our products or technology. This is particularly the case in foreign jurisdictions, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. In addition, infringement, invalidity, right to use or ownership claims by third parties may be asserted against us in the future, which claims could materially harm our business, operating results or financial condition, regardless of the outcome.

Manufacturing

We assemble, test and package components and systems at domestic manufacturing facilities located in Chandler, Arizona; Garden Grove, California; Irvine, California; Richmond, California; San Luis Obispo, California; Santa Ana, California; Longmont, Colorado; Billerica, Massachusetts; and Plymouth, Minnesota. International manufacturing facilities are located in France and Sweden.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for our larger products, assembling the subassemblies and components into integrated systems. We seek to primarily design and manufacture components internally, although on a limited basis, we purchase completed products from certain suppliers and resell those products through our distribution system. Most of these completed products are produced to specifications and carry our logo.

We currently procure various components from single-sources due to unique component designs as well as certain quality and performance requirements. In addition, we manufacture certain components internally, from which there are no readily available suppliers. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations or financial condition could be adversely affected.

Employees

As of February 28, 2001, we had 1,744 employees worldwide. None of our employees are represented by a union. We believe that the relationship with our employees is good.

Backlog

The consolidated backlog of products totaled $145.5 million and $34.1 at December 31, 2000 and 1999, respectively. We manufacture a significant portion of our products for inventory to provide the capability to make shipments upon receipt of an order. As a result of these short response times and because orders are generally cancelable with little or no penalty, we do not believe that the backlog of orders at any particular date is a meaningful indicator of sales for any succeeding period.

As a result of manufacturing products in advance of receiving orders, we may at any given time have high levels of inventory. Such levels of inventories increase our expenses and the amount of resources invested in working capital. In addition, as the markets we serve are characterized by rapid technological change, excess inventory levels increase the risk of product obsolescence.

Investments

In addition to the ownership of subsidiaries detailed in Exhibit 21 of this Form 10-K, we have minority ownership interests in several domestic companies involved in manufacturing laser-related and other high technology products.

ITEM 2  Properties

Our corporate headquarters is located in Irvine, California. We lease this facility under a fifteen-year lease expiring in March 2007. International manufacturing operations are in owned facilities at Beaune and La Boulonnie, France and in leased facilities at Eskilstuna, Sweden. Domestic manufacturing operations are in leased facilities at Chandler, Arizona; Garden Grove, California; Irvine, California; Richmond, California; San Luis Obispo, California; Santa Ana, California; Longmont, Colorado; Billerica, Massachusetts; and Plymouth, Minnesota. We lease office space in Santa Clara, California for our Western Region sales, service and application center. We lease sales and administration offices in Evry, France and Eskilstuna Sweden. We lease additional sales and service offices in Germany, England, Switzerland, Italy, the Netherlands, Canada and Taiwan, with leases expiring at various dates through 2011. Our centralized European distribution center, formerly located at leased facilities in the Netherlands, was relocated to the facility in Beaune, France during the second quarter of 1999. We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future to accommodate expansion of the operations. In 1991, we acquired, in connection with the acquisition of

Micro-Controle, a building in Evry, France. In 2000, we sold this property for approximately $0.5 million.

ITEM 3  Legal Proceedings

In August 1999, Newport Electronics, a manufacturer of electronic devices, filed suit against us in Federal District Court in Connecticut, claiming that our use of the "Newport" trademark infringes their rights with respect to such mark. We are vigorously defending our position in this litigation, however, we are unable to predict the outcome of the case due to the complex nature of this litigation. This case, if adversely determined, could have certain adverse effects on our business, including potential monetary damages and being enjoined from using the "Newport" mark in conjunction with certain classes of products.

Other than the foregoing, we are not a party to any material litigation.

ITEM 4  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5 Market For the Registrant's Common Equity and Related Security Holder Matters

Price Range of Common Stock

Our common stock is traded on the NASDAQ National Market under NASDAQ symbol NEWP. As of December 31, 2000, we had 1,221 common stockholders of record. Refer to Note 16, Supplementary Quarterly Consolidated Financial Data (Unaudited), of Notes to Consolidated Financial Statements on page 44 for quarterly share price and dividend payments.

Recent Sales of Unregistered Securities

During the year ended December 31, 2000, we issued an aggregate of 285,847 shares of our common stock in connection with the purchase of the capital stock of Unique Equipment Company and the business of CE Johansson AB. The shares were issued pursuant to exemptions by reason of Section 4(2) of the Securities Exchange Act of 1933, as amended (the "Securities Act"). These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. We have filed Registration Statements on Form S-3 covering the resale of such securities.

ITEM 6  Selected Financial Data

The table below presents selected financial data of the Company and its subsidiaries as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, restated to include financial information of Unique which was accounted for as a pooling of interests. This data does not include the pooling effects of KLI, a subsequent event included in Note 17.

(In thousands, except percent, per share and worldwide employment)

                                             2000       1999       1998       1997       1996
                                             ----       ----       ----       ----       ----
 FOR THE YEAR:
 Net sales                                 $252,853   $144,112   $142,825   $143,324   $128,472
 Cost of sales                              142,479     81,646     80,407     80,795     71,984
                                           --------   --------   --------   --------   --------
    Gross profit                            110,374     62,466     62,418     62,529     56,488
 Selling, general and administrative         54,786     36,760     34,402     37,703     38,463
 Research and development                    21,704     13,300     11,738      9,490      8,204
                                           --------   --------   --------   --------   --------
    Income from operations                   33,884     12,406     16,278     15,336      9,821
 Interest expense                             1,927      1,785      1,891      1,992      1,931
 Interest income                              8,428        144        510        278        151
 Other income (expense), net                   (421)        59       (336)      (559)       370
                                           --------   --------   --------   --------   --------
    Income before income taxes               39,964     10,824     14,561     13,063      8,411
 Income tax provision                        12,145      2,956      3,365      3,030      1,705
                                           --------   --------   --------   --------   --------
    Net income                             $ 27,819   $  7,868   $ 11,196   $ 10,033   $  6,706
                                           ========   ========   ========   ========   ========

 Percent of net sales:
    Gross profit                               43.7%      43.3%      43.7%      43.6%      44.0%
    Selling, general and administrative        21.7       25.5       24.1       26.3       30.0
    Research and development                    8.6        9.2        8.2        6.6        6.4
    Income from operations                     13.4        8.6       11.4       10.7        7.6
    Net income                                 11.0        5.5        7.8        7.0        5.2

 PER SHARE: (1) (2)
 Net income
  Basic                                    $   0.93   $   0.29   $   0.41   $   0.37   $   0.26
  Diluted                                      0.86       0.28       0.40       0.36       0.25
 Dividends paid                                0.02       0.01       0.01       0.01       0.01
 Equity (diluted)                             14.55       2.72       2.55       2.21       2.13

 AT YEAR END:
 Cash and marketable securities            $300,006   $  3,055   $  6,135   $  8,591   $  3,827
 Working capital                            414,044     46,522     49,409     44,478     40,654
 Total assets                               531,712    124,564    112,028    109,680    110,792
 Total debt                                  12,696     27,360     21,235     23,407     24,700
 Stockholders' equity                       470,235     77,778     72,112     61,104     57,731

 MISCELLANEOUS STATISTICS
 Common shares outstanding (2)               32,643     27,860     27,523     27,019     26,835
 Diluted shares outstanding (2)              32,309     28,549     28,316     27,703     27,116
 Annual average worldwide employment          1,128        859        836        808        767
 Sales per employee                        $    224   $    168   $    171   $    177   $    167

(1) Net income and equity per share (diluted) for 1996 has been restated as necessary to conform with the requirements of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No.128).
(2) Per share amounts have been restated as necessary to reflect the May 2000 three-for-one stock split.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item contains forward-looking statements that involve risks and uncertainties and actual results could differ materially from those anticipated in such statements, as a result of various factors including those described below in "Risks Relating To Our Business."

OVERVIEW

The following is a discussion and analysis of certain significant factors that have affected the results of operations and financial condition during the period included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

In October 1998, we acquired Environmental Optical Sensors, Inc. ("EOSI"), a provider of high-precision assembly and test equipment for the fiber optic communications market. In October 1999, we acquired the west coast commercial optics operation of Corning OCA Corporation, a subsidiary of Corning Incorporated (renamed Newport Precision Optics Corporation or "NPOC"), which manufactures specialized precision optical products and systems. In August 2000, we acquired Unique Equipment Co. ("Unique"), a systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. In December 2000, we acquired the business of CE Johansson AB ("CEJ"), a Swedish based global supplier of advanced metrology systems. The EOSI, NPOC and CEJ acquisitions were accounted for using the purchase method. The Unique acquisition was accounted for as a pooling of interests. This discussion includes the effects of the acquisition of Unique for all years presented and the effect of the acquisitions of EOSI, NPOC and CEJ from the start of their respective acquisition.

Amounts in 1999 include net sales of $2.5 million representing one extra month of sales from the European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, 1999 net sales would have been $141.6 million, while net income would not have been materially different. Earnings per share were not impacted by the change.

RESULTS OF OPERATIONS

Financial Analysis The following table sets forth, for the periods indicated, certain income and expense items expressed as a percent of net sales and as period-to-period percent increases or decreases:

                                                                     Period-to-Period
                                        Percent of Net Sales        Increase (Decrease)
                                   -----------------------------    -------------------
                                    2000        1999        1998       2000       1999
                                    ----        ----        ----       ----       ----
Net sales                          100.0%      100.0%      100.0%      75.5%       0.9%
Cost of sales                       56.3        56.7        56.3       74.5        1.5
                                   -----       -----       -----

     Gross profit                   43.7        43.3        43.7       76.7        0.1
Selling, general and
  administrative expense            21.7        25.5        24.1       49.0        6.9
Research and
  development expense                8.6         9.2         8.2       63.2       13.3
                                   -----       -----       -----

     Income from operations         13.4         8.6        11.4      173.1      (23.8)
Interest expense                     0.8         1.2         1.3        8.0       (5.6)
Interest income                      3.3         0.1         0.4         NM      (71.8)
Other income (expense), net         (0.1)        0.0        (0.3)        NM      117.6
                                   -----       -----       -----
     Income before income taxes     15.8         7.5        10.2      269.2      (25.7)
Income tax provision                 4.8         2.0         2.4      310.9      (12.2)
                                   -----       -----       -----

     Net income                     11.0         5.5         7.8      253.6      (29.7)
                                   =====       =====       =====

NM = not meaningful

Net Sales For 2000, 1999 and 1998, our net sales totaled $252.9 million, $144.1 million and $142.8 million, respectively. Net sales for 2000 increased $108.8 million, or 75.5%, as compared with 1999, due primarily to sales increases in the fiber optic communications and semiconductor equipment markets. Net sales for 1999 increased $1.3 million, or 0.9%, as compared with 1998, due primarily to sales increases in the fiber optic communications and general metrology markets, offset in part by sales declines in the computer peripherals and aerospace and research markets.

Sales to the fiber optic communications market in 2000 were $110.0 million, an increase of $75.7 million, or 220.7%, as compared with 1999. Sales to the semiconductor equipment market in 2000 were $42.1 million, an increase of $27.9 million, or 197.0%, as compared with 1999. 2000 sales to the other market segments, which include the general metrology, aerospace and research, and computer peripherals markets, were $100.8 million, an increase of $5.2 million, or 5.3%, as compared with the prior year. In 1999, sales to the fiber optic communications market were $34.3 million, an increase of $13.3 million, or 63.0%, over 1998. 1999 sales to the semiconductor equipment market were $14.2 million, a decrease of $0.2 million, or 1.4%, as compared with 1998. 1999 sales to the other market segments were $95.6 million, a decrease of $11.8 million, or 11.0%, versus 1998.

For 2000, 1999 and 1998, domestic sales were $170.1 million, $91.9 million and $95.7 million, respectively. Domestic sales in 2000 increased $78.2 million, or 85.1%, versus 1999, due primarily to sales increases in the fiber optic communications and semiconductor equipment markets of $49.1 million, or 221.6%, and $25.4 million, or 224.0%, respectively. All other market segments combined, including computer peripherals, aerospace and research and general metrology, increased $3.7 million, or 6.3%, over 1999. Domestic sales in 1999 decreased $3.8 million, or 4.0%, as compared with 1998. The sales increase in 1999 of $10.5 million, or 89.6%, to the fiber optic communications market was offset by sales declines of $0.5 million, or 3.9% to the semiconductor equipment market, $9.2 million, or 50.8% to the computer peripherals market and $4.0 million, or 14.7% to the aerospace and research markets.

International sales totaled $82.8 million, $52.2 million and $47.1 million for 2000, 1999 and 1998, respectively. For 2000, international sales increased $30.6 million, or 58.6%, versus 1999. International sales in 1999 included net sales of $2.5 million representing one extra month of sales from our European operations, due to a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without such change, 1999 international sales would have been $49.7 million. The increase in international sales in 2000 as compared with 1999 was due primarily to an increase of $26.6 million, or 218.9%, in sales to international fiber optic communications customers, an increase of $2.5 million, or 89.1%, in sales to the semiconductor equipment market, and an increase in international sales to all other market segments combined of $1.5 million, or 3.8%. Geographically, the increase in 2000 sales were driven primarily from European, Canadian and Pacific Rim customers with increases of $8.3 million, or 25.4%, $13.0 million, or 113.2%, and $9.1 million, or 144.9%, respectively, over 1999. International sales in 1999 increased $5.1 million, or 10.9% versus 1998. The increase in international sales in 1999 as compared with 1998 was due primarily to an increase of $2.8 million, or 32.5%, in sales to international fiber optic communications customers, an increase of $0.2 million, or 9.6%, in sales to international semiconductor equipment customers and an increase of $4.4 million, or 32.6%, in sales to international general metrology customers, partially offset by a decrease of $2.3 million, or 11.5%, in sales to international aerospace and research customers. Geographically, European, Canadian and Pacific Rim sales in 1999 increased $2.2 million, or 7.1%, $2.5 million, or 65.3%, and $1.7 million, or 17.2%, respectively, over 1998, while sales to Latin American customers decreased $1.2 million, or 53.1%

Gross Margin Gross margin was 43.7%, 43.3% and 43.7% for 2000, 1999 and 1998, respectively. The gross margin increase from 1999 to 2000 was attributable to a mix shift towards higher margin product and system sales to the fiber optic communications market. Sales of these higher margin product and systems sales were offset partially by higher growth rates in sales to semiconductor OEM customers, which generally have lower margins.

Selling, General and Administrative (SG&A) Expense SG&A expenses totaled $54.8 million, or 21.7% of net sales, $36.8 million, or 25.5% of net sales, and $34.4 million, or 24.1% of net sales for 2000, 1999 and 1998, respectively. SG&A expenses, which increased $18.0 million, or 49.0%, versus 1999, were leveraged against the net sales increase of 75.5% and primarily resulted from increases in expenses tied to the sales and profit growth. SG&A expense in 1999 increased $2.4 million, or 6.9%, versus 1998, due in part to the inclusion of an additional month of expenses from the change in European reporting, which added $0.9 million of expenses to 1999, and to the inclusion of additional costs from companies acquired.

Research and Development (R&D) Expense R&D expenses totaled $21.7 million, $13.3 million and $11.7 million for 2000, 1999 and 1998, respectively. R&D expenses represented 8.6%, 9.2% and 8.2% of net sales in 2000, 1999 and 1998, respectively. R&D expenses increased $8.4 million, or 63.2%, in 2000, and $1.6 million, or 13.3%, in 1999 as compared with 1998. The increases in both years were attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market, technology enhancements to the LaserWeld and AutoAlign packaging workstations, and the development of laser diode burn-in and characterization systems. We are committed to continued product development and intend to maintain R&D expenditures at a level between 8% and 9% of net sales for the development of new products and product improvements.

Interest Expense and Interest Income Interest expense totaled $1.9 million, $1.8 million and $1.9 million for 2000, 1999 and 1998, respectively. Although a majority of the debt is at fixed interest rates, we anticipate that interest expense for 2001 will decrease slightly from 2000 because the long term debt will be reduced by principal payments of $2.5 million in the second quarter and $2.5 million in the fourth quarter.

In July 2000, we completed a secondary public offering of which net proceeds of $329.9 million (after underwriting discounts and commissions) were received in August 2000. Interest income totaled $8.4 million, $0.1 million and $0.5 million for 2000, 1999 and 1998, respectively. The increase in the interest income is attributable to the investment of the proceeds from the secondary public offering.

Taxes Based On Income The effective tax rates for 2000, 1999 and 1998 were 30.4%, 27.3% and 23.1%, respectively. Due to substantially higher pretax income in 2000, tax benefits primarily associated with the Company's foreign sales corporation and various tax credits did not have as great an impact on the effective tax rate as in the prior year, which resulted in a higher effective tax rate versus 1999. The increase in the effective tax rate for 1999 compared with 1998 was primarily the result of earnings attributable to the Unique pooling combination for which a tax provision was not presented due to Unique's S-Corp income tax status.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities in 2000 of $23.6 million resulted from the significant growth of the Company in 2000. The usage was primarily attributable to the increase in primary working capital (defined as customer receivables and inventories less accounts payable) and deferred income taxes, partially offset by net income, plus non-cash charges for depreciation and amortization. Customer receivables increased by $31.5 million, or 96.4%, in 2000, while the days sales outstanding ratio improved to 70 days in 2000 from 74 days in 1999. Inventories increased 96.6% in 2000 over 1999 levels, due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times, and to the inclusion of inventory from CEJ in 2000 for which there was no comparable inventory in 1999. Inventory turns improved to 2.5 times in 2000 from 2.2 times in 1999. Accounts payable increased $16.7 million, or 240.1%, in 2000 compared with 1999, primarily as a result of higher inventory levels.

Net cash used in investing activities in 2000 of $305.5 million was attributable principally to the purchases and sales of marketable securities and property, plant and equipment, net of disposals.

Net cash provided by financing activities in 2000 of $336.2 million was attributable principally to the proceeds from the secondary offering and the issuance of common stock in connection with stock option and purchase plans. This increase was offset in part by a decrease in our line of credit and long-term borrowings.

At December 31, 2000, the Company had in place a $20.0 million unsecured line of credit expiring May 30, 2003 and a $20.0 million unsecured line of credit expiring May 30, 2001. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at the Company's option, plus an unused line fee of 0.2% per year. At December 31, 2000, there was no outstanding balance under either line of credit, with $39.4 million available under the combined lines, after considering outstanding letters of credit. In March 2001, we amended these lines of credit to be $10.0 million each.

We believe our current working capital position together with estimated cash flows from operations and existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures and debt payment requirements, and for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see "Risks Relating To Our Business," below), and there can be no assurance that we will not require additional funding in the future.

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

European Economic and Monetary Union (EMU) - New European Currency

On January 1, 1999, member countries of the European Economic and Monetary Union established fixed conversion rates between their existing national currencies and one common currency - the euro. The euro trades on currency exchanges and, during a three-year dual-currency transition period, either the euro or the national currencies may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and the national currencies will be withdrawn from circulation. Our operating subsidiaries affected by the euro conversion have implemented and are implementing plans to address the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and
(2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. While we anticipate that the euro conversion will not have a material adverse impact on our financial condition or results of operations, there can be no assurance that key vendors, customers and distributors will not be affected by such euro currency issues, which could have an adverse effect on our business, operating results and financial condition. Further, there can be no assurance that the currency market volatility will not increase, which could have an adverse effect on our euro exposures.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133 (SFAS No.
137). SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities-An Amendment of SFAS Statement No. 133 (SFAS No. 138). SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. We will adopt SFAS No. 133 in our quarter ending March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flow.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We review our sales contracts on an ongoing basis to ensure our compliance with SAB No. 101. Adoption of SAB No. 101 had no material effect on our results of operations, financial position or cash flow for the current or any prior period.

RISKS RELATING TO OUR BUSINESS

Our quarterly operating results are difficult to predict, and if we fail to meet the expectations of investors and/or securities analysts, the market price of our common stock would likely decline significantly.

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:

     .  the timing of customer orders and shipments within a given quarter;

     .  fluctuations in the economic conditions of the markets for our products;

     .  demand for our products and the products sold by our customers;

     .  our ability to manufacture a sufficient quantity of our products;

     . variations in the mix of products we sell in each of the markets in which we do business;

     .  our timing in introducing new products;

     . changes in our pricing policies or in the pricing policies of our competitors or suppliers;

     .  market acceptance of any new or enhanced versions of our products;

     . the availability and cost of key components we use to manufacture our products;

     .  fluctuations in foreign currency exchange rates;

     .  timing of our competitors in introducing new products; and

     .  our levels of expenses.

We may in the future choose to reduce prices, increase spending, or add or eliminate products in response to actions by competitors or as an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters. We believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, are not meaningful and should not be construed as reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

We are highly dependent on the growth of the fiber optic communications industry and on our customers who serve this industry.

A substantial portion of our current and future business comes from sales to companies that manufacture components for fiber optic communications systems. The fiber optics communications market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of this market, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance with fiber optic systems vendors, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in helping our customers develop products and manufacturing processes in advance of significant sales of our products to such customers. A failure on the part of our customers' products to gain market acceptance, or a failure of the fiber optic communications market as a whole to grow would have a significant negative effect on our business and results of operations.

If we are unable to continue to meet the demand for our products in the fiber optic communications market, we may not be able to sustain our growth rate.

The fiber optic communications market has experienced significant growth over the past few years, and demand for the products we sell to companies that manufacture components for fiber optic communications systems has increased accordingly. If we cannot significantly increase our manufacturing capacity, we may not be able to meet the demand for our products in the future and our growth rate may decline.

The markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.

Our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Products in our markets often become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance our existing products, to address the demands of the marketplace for new and improved technology and to be price competitive. We may not be successful in developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of our markets.

We market products for the fiber optic component, semiconductor capital equipment, industrial metrology, aerospace and research markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

Because our sales cycle is long and difficult to predict, we may experience fluctuations in our operating results.

Many of our products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform, elaborate testing and evaluation of our products before committing to purchasing them. The sales cycle for our products typically varies, is difficult to predict and can last as long as one year. Orders expected to be shipped in any one quarter may be delayed to subsequent quarters, which could cause our operating results to fluctuate from period to period. These fluctuations could harm our results of operations and cause our stock price to drop.

If we are unable to attract, retain and motivate our employees, our business and results of operations will suffer.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, particularly for employees with expertise in fiber optics. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.

We face significant risks from doing business in foreign countries.

Our business is subject to risks inherent in conducting business internationally. In 2000, 1999 and 1998, our international revenues accounted for approximately 32.7%, 36.3% and 33.0%, respectively, of total net sales, with a substantial portion of sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future. As a result of our international operations, we face various risks, which include:

     . adverse changes in the political or economic conditions in countries or regions where we manufacture or sell our products;

     .  challenges of administering our business globally;

     . compliance with multiple and potentially conflicting regulatory requirements including export requirements, tariffs and other trade barriers;

     .  longer accounts receivable cycles;

     .  overlapping or differing tax structures;

     .  adverse currency fluctuations;

     .  differing protection of intellectual property;

     . difficulties in staffing and managing each of our individual foreign operations; and

     .  trade restrictions and licensing requirements.

As a result of our international operations, fluctuations in foreign exchange rates could affect the sales price in local currencies of our products in foreign markets, potentially making our products less competitive. In addition, exchange rate fluctuations could increase the costs and expenses of our foreign operations or require us to modify our current business practices. If we experience any of the risks associated with international business, our business and results of operations could be significantly harmed.

We face substantial competition, and if we fail to compete effectively, our operating results will suffer.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized market segments, against a limited number of companies. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours. Many of our existing and potential competitors are more established, enjoy better name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small, and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

Acquisitions of additional business, products or technologies we may make could negatively affect our business.

We have historically achieved growth through a combination of internally developed new products and acquisitions. Since August 2000 we have acquired four companies, and as part of our strategy to sustain growth, we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines in the future. Each of our recent acquisitions involves, and any future acquisition would involve risks, including:

     . our ability to integrate the acquired business' operations, products and personnel;

     .  our ability to retain key personnel of the acquired businesses;

     . our ability to manufacture and sell the products of the acquired businesses;

     . a decline in demand by our customers for the acquired business' products;

     . our ability to expand our financial and management controls and reporting systems and procedures to incorporate the acquired businesses;

     .  diversion of management's time and attention;

     . customer dissatisfaction or performance problems with the products or services of an acquired firm;

     . assumption of unknown liabilities, or other unanticipated events or circumstances; and

     . the need to record significant one-time charges or amortize intangible assets, which could lower our reported earnings.

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

Because our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors' products. Our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer. Our products may also contain defects or undetected errors. As a result, we could incur substantial expenses in fixing any defects or undetected errors, which could result in damage to our competitive position and harm our business and results of operations.

We rely on several sole-source and limited source suppliers.

We obtain some of the materials used to build our systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. If our components or raw materials are unavailable in adequate amounts or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products. If we do not obtain comparable replacement components from other sources in a timely manner, our business and results of operations will be harmed. Many of our suppliers require long lead-times to deliver the quantities of components that we need. If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment could occur, which would harm our business and results of operations.

Natural disasters or power outages could disrupt or shut down our operations.

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We have significant facilities in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. In addition, a significant portion of our manufacturing operations are located in California, which has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts, which are expected to continue at least through 2001, could cause disruptions to our operations and the operations of certain of our suppliers, distributors and customers. We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

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

International operations constituted approximately 28% of our 2000 consolidated operating profit. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar, Swedish krona and Swiss franc. We estimate that a 10% change in foreign exchange rates would have affected reported operating profit by approximately $1.2 million for the year ended December 31, 2000. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years. The impact of unrealized foreign exchange translation gains and losses is disclosed in the Consolidated Statement of Comprehensive Income on page 28.

Interest Rate Risk

Our exposure to interest rate risk is limited to our unsecured lines of credit and our investments in marketable securities. Our lines of credit bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option. No amounts were outstanding under these lines of credit as of December 31, 2000. Our long term debt instruments carry fixed interest rates. Our investments in marketable securities, which total $289.8 million at December 31, 2000, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $1.3 million for the year ended December 31, 2000.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8  Financial Statements and Supplementary Data

Consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, the report of independent auditors thereon and the Company's unaudited quarterly financial data for 2000 and 1999 are referenced in Item 14 herein.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III

ITEM 10  Directors and Executive Officers of the Registrant

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 2000 in connection with its May 30, 2001 Annual Meeting of Stockholders.

ITEM 11  Executive Compensation

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 2000 in connection with its May 30, 2001 Annual Meeting of Stockholders.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 2000 in connection with its May 30, 2001 Annual Meeting of Stockholders.

ITEM 13  Certain Relationships and Related Transactions

The information required hereunder is incorporated by reference to the Company's Proxy Statement to be filed within 120 days of December 31, 2000 in connection with its May 30, 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14  Exhibits, Financial Statement Schedules and Reports on Form 10-K

 (a)  1. Financial Statements and Financial Statement Schedules

     Report of Independent Auditors                                                    27

     FINANCIAL STATEMENTS:
     Consolidated income statement
         for the years ended December 31, 2000, 1999 and 1998                          28

     Consolidated statement of comprehensive income
         for the years ended December 31, 2000, 1999 and 1998                          28

     Consolidated balance sheet
         at December 31, 2000 and 1999                                                 29

     Consolidated statement of cash flows
         for the years ended December 31, 2000, 1999 and 1998                          30

     Consolidated statement of stockholders' equity
         for the years ended December 31, 2000, 1999 and 1998                          31

     Notes to consolidated financial statements                                     32-45

     FINANCIAL STATEMENT SCHEDULES:

     II - Consolidated valuation accounts                                              46

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

     Exhibit 3.2 Certificate of Amendment to Articles of Incorporation, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, No. 333-40878 (the "Form S-3")).

     Exhibit 3.3 Restated Bylaws of Newport Corporation, a Nevada Corporation, as amended to date (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended July 31, 1992).

     Exhibit 10.1 Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended July 31, 1992).

     ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K (Cont'd)

     Exhibit 10.2 Lease Agreement dated November 1, 2000, between Newport Corporation and Arden Realty Limited Partnership.

     Exhibit 10.3 1992 Incentive Stock Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).*

     Exhibit 10.4   1999 Stock Incentive Plan* (incorporated by reference to
                    Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

     Exhibit 10.5 Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form S-3).*

     Exhibit 10.6 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).*

     Exhibit 10.7 Form of Severance Compensation Agreement between Newport Corporation and certain Executive Officers (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

     Exhibit 10.8 Severance Compensation Agreement dated as of April 8, 1996, between Newport Corporation, a Nevada Corporation, and Robert J. Phillippy, Vice President and General Manager (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996).*

     Exhibit 10.9 Severance Compensation Agreement dated as of May 1, 1996, between Newport Corporation, a Nevada Corporation, and Robert G. Deuster, President and Chief Executive Officer (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 1996).*

     Exhibit 10.10 Consulting Agreement dated November 7, 1997 between Newport Corporation, a Nevada Corporation, and Richard E. Schmidt, a director of the Company (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

     Exhibit 10.11 364-Day $10,000,000 Credit Agreement dated as of October 29, 1999 between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31,
                    1999).

     Exhibit 10.12 3-Year $15,000,000 Credit Agreement dated as of October 29, 1999 between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31,
                    1999).

     Exhibit 10.13 Amendment to 364-Day $10,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
                    10.10 to the Company's Form S-3).

     ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 10-K (Cont'd)

     Exhibit 10.14 Amendment to 3-Year $15,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
                    10.12 to the Company's Form S-3).

     Exhibit 10.15 Amendment to 364 Day $10,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between Newport Corporation and ABN AMRO Bank, N.V.

     Exhibit 10.16 Amendment to 3 Year $15,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between Newport Corporation and ABN AMRO Bank, N.V.

     Exhibit 10.17 Note Agreement dated as of May 2, 1996 between Newport Corporation and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended March 31, 1996).

     Exhibit 21     Subsidiaries of Registrant

     Exhibit 23     Consent of Independent Auditors


_____________
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(a) (3) of Form 10-K

(b) Reports on Form 8-K
The Company filed no Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEWPORT CORPORATION


/s/ ROBERT G. DEUSTER                                             March 27, 2001
--------------------------------------------------------------------------------
Robert G. Deuster, President and Chief Executive Officer                Date
  (Principal Executive Officer)

/s/ CHARLES F. CARGILE                                            March 27, 2001
--------------------------------------------------------------------------------
Charles F. Cargile, Vice President and Chief Financial Officer          Date
  (Principal Financial Officer)

/s/ WILLIAM R. ABBOTT                                             March 27, 2001
--------------------------------------------------------------------------------
William R. Abbott, Vice President and Corporate Controller              Date
  (Principal Accounting Officer)


                               POWER OF ATTORNEY

The undersigned directors and officers of Newport Corporation constitutes and appoints Robert G. Deuster and Charles F. Cargile, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ R. JACK APLIN                                     March 27, 2001
-----------------------------------------------------------------------
R. Jack Aplin, Member of the Board                         Date

/s/ ROBERT L. GUYETT                                  March 27, 2001
-----------------------------------------------------------------------
Robert L. Guyett, Member of the Board                      Date

/s/ C. KUMAR N. PATEL                                 March 27, 2001
-----------------------------------------------------------------------
C. Kumar N. Patel, Member of the Board                     Date

/s/ KENNETH F. POTASHNER                              March 27, 2001
-----------------------------------------------------------------------
Kenneth F. Potashner, Member of the Board                  Date

/s/ RICHARD E. SCHMIDT                                March 27, 2001
-----------------------------------------------------------------------
Richard E. Schmidt, Member of the Board                    Date

/s/ JOHN T. SUBAK                                     March 27, 2001
-----------------------------------------------------------------------
John T. Subak, Member of the Board                         Date

                        Report of Independent Auditors



The Board of Directors and Stockholders
Newport Corporation

We have audited the accompanying consolidated balance sheet of Newport Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /S/ ERNST & YOUNG LLP

Orange County, California
January 23, 2001
except for Note 17, as to which the date is February 2, 2001

                              NEWPORT CORPORATION
                         Consolidated Income Statement

(In thousands, except per share amounts)                                     Years Ended December 31,
                                                                        -----------------------------------
                                                                            2000          1999         1998
                                                                            ----          ----         ----
Net sales                                                               $252,853      $144,112     $142,825
Cost of sales                                                            142,479        81,646       80,407
                                                                        --------      --------     --------

Gross profit                                                             110,374        62,466       62,418
Selling, general and administrative expense                               54,786        36,760       34,402
Research and development expense                                          21,704        13,300       11,738
                                                                        --------      --------     --------

Income from operations                                                    33,884        12,406       16,278
Interest expense                                                           1,927         1,785        1,891
Interest income                                                            8,428           144          510
Other income (expense), net                                                 (421)           59         (336)
                                                                        --------      --------     --------

Income before income taxes                                                39,964        10,824       14,561
Income tax provision                                                      12,145         2,956        3,365
                                                                        --------      --------     --------

Net income                                                              $ 27,819      $  7,868     $ 11,196
                                                                        ========      ========     ========

Earnings per share
  Basic                                                                 $   0.93      $   0.29     $   0.41
  Diluted                                                               $   0.86      $   0.28     $   0.40

Number of shares used to calculate earnings per share
  Basic                                                                   29,938        27,413       27,132
  Diluted                                                                 32,309        28,549       28,316

Dividends per share                                                     $   0.02      $   0.01     $   0.01

                Consolidated Statement of Comprehensive Income

(In thousands)                                                             Years Ended December 31,
                                                                         ---------------------------
                                                                            2000      1999      1998
                                                                            ----      ----      ----
Net income                                                               $27,819   $ 7,868   $11,196
Foreign currency translation gains (losses)                               (1,501)   (2,719)    1,120
Unrealized gain on marketable securities                                     901         -         -
                                                                         -------   -------   -------
Comprehensive income                                                     $27,219   $ 5,149   $12,316
                                                                         =======   =======   =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet

(In thousands, except share data)                                         December 31,
                                                                      --------------------
                                                                          2000       1999
                                                                          ----       ----
ASSETS
Current assets:
 Cash and cash equivalents                                            $ 10,225   $  3,055
 Marketable securities                                                 289,781          -
 Customer receivables, net                                              64,101     32,639
 Other receivables                                                       3,383        686
 Income tax receivable                                                   4,110          -
 Inventories                                                            74,107     37,696
 Deferred tax assets                                                    17,720      2,626
 Other current assets                                                    4,246      2,484
                                                                      --------   --------
  Total current assets                                                 467,673     79,186

Investments and other assets                                             9,773      8,461
Property, plant and equipment, at cost, net                             35,461     26,003
Goodwill, net                                                           18,805     10,914
                                                                      --------   --------
                                                                      $531,712   $124,564
                                                                      ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $ 23,705   $  6,971
 Accrued payroll and related expenses                                   12,699      5,549
 Line of credit                                                              -     10,000
 Current portion of long-term debt                                       5,523      4,645
 Deferred revenue                                                        1,148      1,512
 Other current liabilities                                              10,554      3,987
                                                                      --------   --------
  Total current liabilities                                             53,629     32,664

Long-term debt                                                           7,173     12,715
Deferred tax liabilities                                                   675      1,407

Commitments and contingencies

Stockholders' equity:
 Common stock, $0.1167 stated value, 75,000,000 shares authorized;
  32,643,000 shares issued and outstanding at December 31, 2000;
  27,860,000 shares at December 31, 1999                                 3,808      3,250
 Capital in excess of stated value                                     375,371      9,385
 Unamortized deferred compensation                                        (996)      (417)
 Accumulated other comprehensive loss                                   (7,235)    (6,635)
 Retained earnings                                                      99,287     72,195
                                                                      --------   --------
  Total stockholders' equity                                           470,235     77,778
                                                                      --------   --------
                                                                      $531,712   $124,564
                                                                      ========   ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows

(In thousands)                                                  Years Ended December 31,
                                                             -------------------------------
                                                                  2000       1999      1998
                                                             ---------   --------   -------
Operating activities:
 Net income                                                  $  27,819   $  7,868   $11,196
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                10,805      7,098     6,148
   Increase in provision for losses on
     receivables, inventories and investments                    3,914      1,260     1,073
   Deferred income taxes                                       (13,726)       251       704
   Other non-cash items, net                                       (78)      (484)     (481)
   Changes in operating assets and liabilities:
     Receivables                                               (29,442)    (6,201)     (796)
     Income tax receivable                                      (4,108)         -         -
     Inventories                                               (36,248)    (6,023)     (880)
     Other current assets                                       (3,885)    (1,531)     (196)
     Other assets                                                 (820)       327       280
     Accounts payable and other accrued expenses                22,524       (339)   (4,620)
     Deferred revenue                                             (364)     1,218    (4,178)
     Other, net                                                      -          -        (1)
                                                             ---------   --------   -------
Net cash provided by (used in) operating activities            (23,609)     3,444     8,249
                                                             ---------   --------   -------

Investing activities:
 Purchases of property, plant and equipment                    (15,850)    (4,924)   (5,400)
 Disposition of property, plant and equipment                      503        201     2,323
 Acquisition of business, net of cash acquired                     (50)    (6,559)   (3,561)
 Purchases of marketable securities                           (314,451)         -         -
 Sales of marketable securities                                 25,571          -         -
 Payments for equity investment                                 (1,510)    (1,074)        -
 Proceeds from sale of equity investments                        1,430      1,054       720
 Acquisition of other assets                                    (1,157)    (2,261)     (779)
                                                             ---------   --------   -------
Net cash used in investing activities                         (305,514)   (13,563)   (6,697)
                                                             ---------   --------   -------

Financing activities:
 Increase (decrease) in credit line                            (10,000)    10,000         -
 Decrease in long-term borrowings                               (7,777)    (3,632)   (2,360)
 Cash dividends paid                                              (555)      (478)   (1,886)
 Repurchase of common stock                                          -     (1,589)   (2,879)
 Proceeds from secondary offering                              329,851          -         -
 Issuance of common stock under employee
     plans including associated tax benefit                     24,664      2,453     3,218
                                                             ---------   --------   -------
Net cash provided by (used in) financing activities            336,183      6,754    (3,907)
                                                             ---------   --------   -------

Effect of foreign exchange rate changes on cash                    110        285      (101)
                                                             ---------   --------   -------
Increase (decrease) in cash and cash equivalents                 7,170     (3,080)   (2,456)
Cash and cash equivalents at beginning of year                   3,055      6,135     8,591
                                                             ---------   --------   -------
Cash and cash equivalents at end of year                     $  10,225   $  3,055   $ 6,135
                                                             =========   ========   =======

                            See accompanying notes.

                              NEWPORT CORPORATION
                 Consolidated Statement of Stockholders' Equity

(In thousands)                                                      Years Ended December 31
                                                                 -----------------------------
                                                                     2000      1999      1998
                                                                 --------   -------   -------
Common shares:
 Shares outstanding at beginning of year                           27,860    27,523    27,019
 Issuance of common shares through secondary offering               3,100         -         -
 Issuance of common shares through employee plans                   1,503       670       960
 Grants of restricted stock, net                                       60         -        60
 Repurchase of common shares                                            -      (333)     (516)
 Other                                                                120         -         -
                                                                 --------   -------   -------
 Shares outstanding at end of year                                 32,643    27,860    27,523
                                                                 ========   =======   =======

Common stock:
 Balance at beginning of year                                    $  3,250   $ 3,211   $ 3,151
 Issuance of common shares through secondary offering                 362         -         -
 Issuance of common shares through employee plans                     175        75       113
 Grants of restricted stock, net                                        7         -         7
 Repurchase of common stock                                             -       (36)      (60)
 Other                                                                 14         -         -
                                                                 --------   -------   -------
 Balance at end of year                                             3,808     3,250     3,211
                                                                 ========   =======   =======

Capital in excess of stated value:
 Balance at beginning of year                                       9,385     8,560     8,013
 Issuance of common shares through secondary offering             329,489         -         -
 Issuance of common shares through employee plans                  24,111     2,378     3,105
 Grants of restricted stock, net                                    2,400         -       261
 Repurchase of common stock                                             -    (1,553)   (2,819)
 Other                                                              9,986         -         -
                                                                 --------   -------   -------
 Balance at end of year                                           375,371     9,385     8,560
                                                                 ========   =======   =======

Unamortized deferred compensation:
 Balance at beginning of year                                        (417)     (548)     (519)
 Grants of restricted stock, net                                   (2,407)        -      (268)
 Amortization of deferred compensation                              1,828       131       239
                                                                 --------   -------   -------
 Balance at end of year                                              (996)     (417)     (548)
                                                                 ========   =======   =======

Accumulated other comprehensive loss:
 Balance at beginning of year                                      (6,635)   (3,916)   (5,036)
 Foreign currency translation gain (loss)                          (1,501)   (2,719)    1,120
 Unrealized gain on marketable securities                             901         -         -
                                                                 --------   -------   -------
 Balance at end of year                                            (7,235)   (6,635)   (3,916)
                                                                 ========   =======   =======

Retained earnings:
 Balance at beginning of year                                      72,195    64,805    55,495
 Dividends                                                           (609)     (366)     (364)
 Distribution of S-Corp earnings                                     (118)     (112)   (1,522)
 Net income                                                        27,819     7,868    11,196
                                                                 --------   -------   -------
 Balance at end of year                                            99,287    72,195    64,805
                                                                 ========   =======   =======

Total stockholders' equity                                       $470,235   $77,778   $72,112
                                                                 ========   =======   =======

                            See accompanying notes.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization Newport Corporation is a global leader in the design, manufacture and marketing of high-precision components, instruments and integrated systems to the fiber optic communications, semiconductor equipment, aerospace and scientific research markets. The company's innovative products are designed to enhance productivity and capabilities of test and measurement and automated assembly for precision manufacturing, engineering and research applications. Customers include Fortune 500 corporations, technology companies and research laboratories in commercial, academic and government sectors worldwide.

Consolidation The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been restated to reflect the acquisition of Unique Equipment Co. (Note 2) which has been accounted for as a pooling of interests. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation. Amounts in 1999 include net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, 1999 net sales would have been $141.6 million, while net income would not have been materially different. Earnings per share were not impacted by the change.

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

Sales A sale is recorded upon customer acceptance after all significant obligations have been met, collectibility is probable and title has passed to the customer. Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been immaterial. Custom configured and certain other products as defined in the Company's Customer Satisfaction and Product Guarantee Policy cannot be returned. Unless otherwise stated in its product literature, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Defective products will be either repaired or replaced, at the Company's option, upon meeting certain criteria.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We review our sales contracts on an ongoing basis to ensure our compliance with SAB No. 101. Adoption of SAB No. 101 had no material effect on our results of operations, financial position or cash flow for the years ended December 31, 2000, 1999 or 1998.

Income Taxes The Company recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

Depreciation and Amortization Property, plant and equipment is depreciated on a straight line basis over estimated useful lives of the assets ranging from three to twenty years. Leasehold improvements are generally amortized over the term of the lease.

Advertising The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of product catalogs. The Company uses these product catalogs as its principal marketing tools for the scientific market. Sales to this market approximate 16% of the Company's annual revenues. The catalogs provide detailed product information as well as extensive technical and applications data. The catalogs are published in English, French, German and Japanese languages and are mailed worldwide to more than 100,000 potential customers.

The Company believes that after a period of generally 12 to 18 months, no future benefit can be realized from these catalogs due to price changes, technological enhancements to existing products and new product releases. As such, the Company has established benefit periods for its various catalogs ranging from 12 to 18 months and amortizes catalog costs over this timeframe. Advertising materials of $0.3 million and $0.8 million were reported as assets at December 31, 2000 and 1999, respectively. Advertising expense was $1.6 million, $1.5 million and $1.4 million for 2000, 1999 and 1998, respectively.

Earnings per Share Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, including restricted stock, and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods (see Note 13).

In May 2000, the Company effected a three-for-one stock split of its shares of common stock. Share and per share information for all periods presented have been restated to reflect the stock split.

Cash and Cash Equivalents Cash and cash equivalents consist of cash-on-hand and interest bearing investments with original maturities of three months or less at the date of purchase.

Cash and cash equivalents consist of the following:


(In thousands)                                                   December 31,
                                                               ---------------
                                                                  2000    1999
                                                               -------  ------

Cash                                                           $10,163  $2,938
Money market                                                        62     117
                                                               -------  ------
                                                               $10,225  $3,055
                                                               =======  ======

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

Marketable Securities The Company considers all liquid interest-earning investments with a maturity of more than three months at the date of purchase to be marketable securities. Marketable securities generally mature between three months and three years from the purchase date. All marketable securities are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses are not material.

Marketable securities consist of the following:

(In thousands)                                               December 31,
                                                            -----------------
                                                            2000         1999
                                                            ----         ----

Commercial paper                                            $ 84,731  $     -
U.S. government and agency securities                         20,208        -
Corporate notes and bonds                                     74,435        -
Asset backed securities                                       32,015        -
Municipal notes and bonds                                     63,578        -
Certificates of deposit                                       14,814        -
                                                            --------  -------
                                                            $289,781  $     -
                                                            ========  =======

Goodwill Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over its estimated useful life of fourteen to twenty years. Accumulated amortization totaled $6.1 million and $5.2 million at December 31, 2000 and 1999, respectively.

The Company examines the carrying value of goodwill for impairment when indicators of impairment are present. If such circumstances are present and undiscounted future cash flows are not expected to be sufficient to recover the assets' carrying amount, the asset would be written down to its fair value. No events have been identified to indicate an impairment of the carrying value of material intangible assets.

Foreign Currency Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Comprehensive Income. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings (see Note 12). Foreign exchange contracts totaled $4.6 million and $4.3 million at December 31, 2000 and 1999, respectively.

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

Comprehensive Income The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

The accumulated other comprehensive loss presented in the balance sheet consists of the following:

(In thousands)                                                December 31,
                                                           ------------------
                                                           2000          1999
                                                           ----          ----

Cumulative foreign currency translation losses          $(8,136)      $(6,635)
Unrealized gains on marketable securities                   901             -
                                                         ------        ------
                                                        $(7,235)      $(6,635)
                                                         ======        ======

Adoption of Statement of Financial Accounting Standards No. 133 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect of such derivatives. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133 (SFAS No. 137). SFAS No. 137 deferred the effective date until the year beginning after June 30, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities-An Amendment of SFAS Statement No. 133 (SFAS No. 138). SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. We will adopt SFAS No. 133 in our quarter ending March 31, 2001. We do not anticipate that the adoption of SFAS No. 133 will have a significant impact on our results of operations, financial position or cash flow.

NOTE 2  ACQUISITIONS

In October 1998, the Company acquired all the outstanding capital stock of Environmental Optical Sensors, Inc. ("EOSI"), a manufacturer of tunable external cavity diode laser systems and other components. The company is located in Longmont, Colorado. The acquisition was accounted for as a purchase. EOSI's results from the date of acquisition are included in the Fiber Optics and Photonics reportable segment in Note 14.

In October 1999, the Company entered into a stock purchase agreement providing for the acquisition of the west coast commercial optics subsidiary of Corning OCA Corporation, a subsidiary of Corning Incorporated. The transaction was accounted for as a purchase and the commercial optics subsidiary (renamed Newport Precision Optics Corporation, "NPOC"), a manufacturer of specialized precision optical products and systems, became a wholly owned subsidiary of Newport. NPOC's results from the date of acquisition are included in the Industrial and Scientific Technologies reportable segment in Note 14.

In August 2000, the Company acquired Unique Equipment Co. ("Unique"), based in Chandler, Arizona. Unique is a privately held systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to incorporate the results of operations, financial position and cash flows of Unique, the effects of which are immaterial to all periods presented. Unique's results are included in the Fiber Optics and Photonics reportable segment in Note 14.

In December 2000, the Company acquired the business of CE Johansson AB ("CEJ"), a privately held, Swedish based, global supplier of advanced metrology systems. The acquisition was accounted for as a purchase. The December 2000 results of operations for CEJ have been included in the Company's consolidated financial statements. CEJ's results from the date of acquisition are included in the Industrial Metrology Systems reportable segment in Note 14.

Pro forma information for these acquisitions is not presented as they are not material to the Company's consolidated sales or net income.

NOTE 3  CUSTOMER RECEIVABLES

The Company maintains adequate reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

(In thousands)                                                 December 31,
                                                             ----------------
                                                             2000        1999
                                                             ----        ----
Customer receivables                                      $64,568     $33,050
Less allowance for doubtful accounts                          467         411
                                                          -------     -------
                                                          $64,101     $32,639
                                                          =======     =======

NOTE 4  INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)                                                December 31,
                                                           ------------------
                                                           2000          1999
                                                           ----          ----
Raw materials and purchased parts                       $24,538       $12,128
Work in process                                          15,059         8,701
Finished goods                                           34,510        16,867
                                                        -------       -------
                                                        $74,107       $37,696
                                                        =======       =======

NOTE 5  INCOME TAXES

The provision for taxes based on income consists of the following:

(In thousands)                                      Years Ended December 31,
                                                 ----------------------------
                                                     2000      1999      1998
                                                     ----      ----      ----
Current:
  Federal                                        $ 20,620   $ 2,038   $ 1,999
  State                                             3,859       340       225
  Foreign                                           1,392       327       437
Deferred:
  Federal                                         (13,605)      262       674
  State                                            (4,062)      (16)       35
  Foreign                                           3,941         5        (5)
                                                 --------   -------   -------
                                                 $ 12,145   $ 2,956   $ 3,365
                                                 ========   =======   =======

The provision for taxes based on income differs from the amount obtained by applying the statutory tax rate as follows:


(In thousands)                                                Years Ended December 31,
                                                            ---------------------------
                                                               2000      1999      1998
                                                            -------   -------   -------
Income tax provision at statutory rate                      $14,057    $3,834    $4,220
Increase (decrease) in taxes resulting from:
  Non deductible goodwill amortization                          267       250       142
  State income taxes, net of federal income tax benefit        (131)      214       171
  Foreign rate variance                                         211      (314)      (21)
  Foreign sales corporation benefit                            (607)     (370)     (516)
  Reduction valuation allowance                              (3,569)     (607)     (237)
  Other, net                                                  1,917       (51)     (394)
                                                            -------    ------    ------
                                                            $12,145    $2,956    $3,365
                                                            =======    ======    ======

Deferred tax assets and liabilities determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carryforwards.

In 2000, the Company reduced the valuation allowance primarily applicable to foreign net operating loss carryforwards by approximately $5,669,000, of which $2,100,000 was allocated to goodwill, primarily because of improvements in earnings of certain of its European subsidiaries.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheet, are as follows:


(In thousands)                                                         December 31,
                                                                    ------------------
                                                                       2000       1999
                                                                       ----       ----
Deferred tax assets:
  Net operating loss carryforwards                                  $11,164    $ 8,449
  Accruals not currently deductible for tax purposes and other        3,090      1,609
  Tax credit carryforwards                                            7,454          -
  Valuation allowance                                                (1,763)    (7,432)
                                                                    -------    -------
    Total deferred tax asset                                         19,945      2,626
                                                                    -------    -------
Deferred tax liabilities:
  Accelerated depreciation methods used for tax purposes                849        977
  Other                                                               2,051        430
                                                                    -------    -------
    Total deferred tax liability                                      2,900      1,407
                                                                    -------    -------
Net deferred tax asset                                              $17,045    $ 1,219
                                                                    =======    =======

The Company has foreign net operating loss carryforwards totaling approximately $3.1 million at December 31, 2000, principally expiring in the years 2007 through 2012 if not sooner utilized. For financial reporting purposes, a valuation allowance was recorded primarily to offset the deferred tax assets related to net operating loss and tax credit carryforwards. Approximately $5.7 million of the $7.4 million valuation allowance existing at January 1, 2000 was released due to improved earnings of certain European subsidiaries. Approximately $2.1 million and $0.4 million of the valuation allowance realized was allocated to goodwill for 2000 and 1999, respectively. As the Company's net operating loss carryforwards and valuation allowance are largely denominated in foreign currencies, they are subject to foreign currency translation adjustments as described in Note 1 above and to the risks associated therewith. The exchange loss related to gross net operating loss carryforwards is partly offset by a corresponding exchange fluctuation in the valuation allowance.
Accordingly, the net effect of currency fluctuations on the net operating loss carryforwards, net of valuation allowance, is not material.

The Company has income tax credit carryforwards of approximately $7.5 million that begin to expire for federal and state tax purposes in years 2005 through 2020.

The Company has federal and state net operating loss carryforwards totaling approximately $26.3 million and $15.6 million, respectively. These losses relate primarily to employee stock option exercises, the benefit for which has been allocated directly to capital in excess of stated value. Federal net operating loss carryforwards begin to expire in 2020, while state net operating loss carryforwards begin to expire in 2005.

Net income taxes paid for 2000, 1999 and 1998 totaled $3.5 million, $2.8 million and $4.3 million, respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $20.0 million and $10.0 million at December 31, 2000 and December 31, 1999, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon.

United States and foreign earnings before taxes are as follows:

(In thousands)                                 Years Ended December 31,
                                             ----------------------------
                                                2000       1999      1998
                                                ----       ----      ----
United States                                $27,879    $ 6,758   $12,658
Foreign                                       12,085      4,066     1,903
                                             -------    -------  --------
                                             $39,964    $10,824   $14,561
                                             =======    =======  ========

NOTE 6  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:

(In thousands)                           December 31,
                                     --------------------
                                        2000        1999
                                        ----        ----
Land                                 $   920     $ 1,106
Buildings                              5,304       6,202
Leasehold improvements                12,677       8,457
Machinery and equipment               35,727      29,727
Office equipment                      20,492      13,840
                                     -------    --------
                                      75,120      59,332
Less accumulated depreciation         39,659      33,329
                                     -------    --------
                                     $35,461     $26,003
                                     =======    ========

Depreciation expense, including the amortization of capital lease assets, totaled $6.2 million, $5.0 million and $4.3 million for 2000, 1999 and 1998, respectively.

NOTE 7  INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:


(In thousands)                            December 31,
                                     --------------------
                                       2000          1999
                                       ----          ----
Nonmarketable investments            $4,088        $4,015
Other assets                          5,685         4,446
                                     ------        ------
                                     $9,773        $8,461
                                     ======        ======

Nonmarketable investments consist primarily of investments in private companies, including a $1.4 million investment in a U.S. supplier and a $2.6 million investment in a photonics manufacturer. The Company made purchases of approximately $4.8 million, $3.8 million and $4.3 million from the U.S. supplier during 2000, 1999 and 1998, respectively.

Other assets consist primarily of capitalized software, patents and license agreements.

NOTE 8   LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)                                                                    December 31,
                                                                             ----------------------
                                                                                2000         1999
                                                                                ----         ----
Revolving credit agreements:
 $20.0 million, expiring May 2003                                            $     -      $10,000
 $20.0 million, expiring May 2001                                                  -            -
Term notes:
 8.25% senior notes, maturing May 2004                                        11,500       15,500
Capitalized lease obligations, payable in installments to 2005,
 in French francs                                                                888        1,224
Equipment loans and other                                                        308          636
                                                                             -------      -------
                                                                              12,696       27,360
Less current portion                                                           5,523       14,645
                                                                             -------      -------
                                                                             $ 7,173      $12,715
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

To support its worldwide operations, at December 31, 2000, the Company had in place a $20.0 million unsecured line of credit expiring May 30, 2003 and a $20.0 million unsecured line of credit expiring May 30, 2001. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at the Company's option, plus an unused line fee of 0.2% per year. At December 31, 2000, there was no outstanding balance under either line of credit, with $39.4 million available under the combined lines, after considering outstanding letters of credit. In March 2001, we amended these lines of credit to be $10.0 million each.

Capitalized lease obligations of 6.2 million French francs (approximately $0.9 million) relate to real estate and equipment located in France. The original cost of assets under capital leases at December 31, 2000 and 1999, was 19.1 million French francs (approximately $2.7 million at December 31, 2000). Accumulated amortization totaled 11.8 million French francs (approximately $1.7 million) and 11.1 million French francs (approximately $1.6 million) at December 31, 2000 and 1999, respectively. Required annual payments are as follows:


(In thousands)                                             Capitalized
                                                              Lease     Borrowings and
For years ending December 31,                              Obligations    Term Notes
                                                           -----------  --------------
2001                                                            $  280         $ 5,308
2002                                                               285           3,500
2003                                                               252           2,000
2004                                                               181           1,000
2005                                                                78               -
                                                                ------         -------
                                                                 1,076          11,808
Less interest                                                      188               -
                                                                ------         -------
                                                                $  888         $11,808
                                                                ======         =======

Interest paid totaled $2.1 million, $1.9 million and $1.9 million for 2000, 1999 and 1998, respectively.

NOTE 9   COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31:

(In thousands)

2001                                                                     $5,539
2002                                                                      4,427
2003                                                                      4,116
2004                                                                      3,640
2005                                                                      3,444
Thereafter                                                                4,777

The principal lease expires in 2007. Rental expense under all leases totaled $4.5 million, $2.8 million and $2.6 million for 2000, 1999 and 1998, respectively.

NOTE 10  CONTINGENCIES

In August 1999, Newport Electronics, a manufacturer of electronic devices, filed suit against us in Federal District Court in Connecticut, claiming that our use of the "Newport" trademark infringes their rights with respect to such mark. We are vigorously defending our position in this litigation, however we are unable to predict the outcome of the case due to the complex nature of this litigation. This case, if adversely determined, could have certain adverse effects on our business, including potential monetary damages and being enjoined from using the "Newport" mark in conjunction with certain classes of products.

NOTE 11  STOCK OPTION PLANS

The Company's 1992 stock option plan provides that the number of shares available for issuance as either stock options or restricted stock increases on the last day of each fiscal year by an amount equal to 2% of the then outstanding shares. Options have been granted to directors, officers and key employees at a price not less than fair market value at the dates of grants for terms of not more than ten years. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of stated value. The fair market value of restricted stock at date of grant is amortized to expense over the vesting period of one to five years.

Effective November 18, 1999, the Company's Board of Directors adopted the Newport Corporation 1999 Stock Incentive Plan to enhance the Company's ability to attract and retain qualified managers (excluding Board members, officers and key employees) and to align their interests with stockholders. The Plan authorizes the granting of non-incentive stock options and restricted stock up to an aggregate of 1,800,000 shares, of which 853,500 shares were granted in 2000. The term of the Plan is 10 years.

The following table summarizes option plan and restricted stock activity for the years ended December 31, 2000, 1999, and 1998:

                                                           Under Plan                Weighted Average
                              Available for   -------------------------------------   Exercise Price
                               Option Grant   Restricted                             of Option Shares
                                 or Award        Stock       Options       Total        Under Plan
                                 --------        -----       -------       -----        ----------
Balance, December 31, 1997        1,494,795      303,750    3,186,177    3,489,927          $ 2.56
Authorized                          547,164            -            -            -               -
Granted                          (1,468,800)      60,000    1,408,800    1,468,800            4.50
Exercised                                 -      (73,875)    (688,200)    (762,075)           2.19
Forfeited                            95,700            -      (95,700)     (95,700)           3.50
                                 ----------      -------   ----------   ----------
Balance, December 31, 1998          668,859      289,875    3,811,077    4,100,952            3.32
Authorized                        1,453,893            -            -            -               -
Granted                            (725,100)           -      725,100      725,100            7.10
Exercised                                 -      (89,250)    (401,025)    (490,275)           3.12
Forfeited                           173,928            -     (173,928)    (173,928)           4.57
                                 ----------      -------   ----------   ----------
Balance, December 31, 1999        1,571,580      200,625    3,961,224    4,161,849            3.99
Authorized                        1,552,800            -            -            -               -
Granted                          (1,626,039)      69,039    1,557,000    1,626,039           34.39
Exercised                                 -      (86,625)  (1,563,099)  (1,649,724)           3.04
Forfeited                            97,308      (22,500)     (97,308)    (119,808)          12.05
                                 ----------      -------   ----------   ----------
Balance, December 31, 2000        1,595,649      160,539    3,857,817    4,018,356          $16.44
                                 ==========      =======   ==========   ==========

The weighted average per share fair value of restricted stock granted during 2000 and 1998 was $36.32 and $4.46, respectively. There were no grants of restricted stock in 1999.

At December 31, 2000, options on 1,301,173 shares were exercisable with a weighted average exercise price of $4.45 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 2000 (Contractual life in years):

                                       Options Outstanding             Options Exercisable
                         -------------------------------------------  ---------------------
                                        Weighted Average    Weighted               Weighted
                                            Remaining       Average                Average
        Range of            Number         Contractual      Exercise    Number     Exercise
    Exercise Prices       Outstanding         Life           Price    Exercisable   Price
    ---------------       -----------         ----           -----    -----------   -----
        $2.00 - 6.00        2,115,567         6.4             $ 4.07    1,184,398    $ 3.56
        6.50 - 15.50        1,318,600         9.0              13.66      116,275     13.17
        22.00 - 180.00        458,450         9.6              85.85          500     95.88
                            ---------                                   ---------
                            3,892,617                                   1,301,173
                            =========                                   =========

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

 (In thousands)                              2000    1999     1998
                                             ----    ----     ----
Net income - reported                     $27,819  $7,868  $11,196
Net income - pro forma                    $25,159  $7,358  $11,079
Diluted earnings per share - reported     $  0.86  $ 0.28  $  0.40
Diluted earnings per share - pro forma    $  0.78  $ 0.26  $  0.39

The fair value of each option grant in 2000 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.02%; expected annual volatility of 76%; risk-free interest rate of 6.33%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 1999 and 1998 was estimated on the date of the grant using the following weighted-average assumptions: dividend yield of 0.23% and 0.33% respectively; expected annual volatility of 50.50% and 41.01%, respectively, risk-free interest rates of 4.93% and 5.44%, respectively, expected lives of 5 years and expected turnover rate of 12.90%. The weighted average per share fair value of options granted in 2000, 1999 and 1998 was $34.43, $2.89 and $1.94, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2005. An aggregate of 1,950,000 shares of common stock is available for purchase under the Purchase Plan. There were 68,180, 297,408, and 246,603 shares issued under the Purchase Plan during 2000, 1999, and 1998, respectively. The amounts included in the pro forma net income disclosures related to the impact of the Purchase Plan totaled $0.5 million, $0.2 million, and $0.2 million for the years 2000, 1999, and 1998, respectively.

NOTE 12  OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following:

(In thousands)                                              Years Ended December 31,
                                                         ----------------------------
                                                            2000       1999      1998
                                                            ----       ----      ----
Exchange losses, net                                     $   (59)   $  (226)  $  (261)
Gains (losses) on sale of investments, net                    (8)       275       134
Other                                                       (354)        10      (209)
                                                            ----       ----      ----
                                                         $  (421)   $    59   $  (336)
                                                            ====       ====      ====

NOTE 13   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

(In thousands, except per share amounts)                     Years Ended December 31,
                                                          -----------------------------
                                                            2000       1999      1998
                                                            ----       ----      ----
Numerator:
 Net income                                              $27,819    $ 7,868   $11,196

Denominator:
 Denominator for basic earnings per
  share - weighted-average shares                         29,938     27,413    27,132
 Effect of dilutive securities:
  Employee stock options                                   2,273      1,016     1,010
  Restricted stock                                            98        120       174
                                                              --        ---       ---
 Dilutive potential common shares                          2,371      1,136     1,184
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                         32,309     28,549    28,316
                                                         =======    =======   =======

Basic earnings per share                                 $  0.93    $  0.29   $  0.41
Diluted earnings per share                               $  0.86    $  0.28   $  0.40

NOTE 14  BUSINESS SEGMENT INFORMATION

The Company operates in three reportable segments, Industrial and Scientific Technologies, Fiber Optics and Photonics and Industrial Metrology Systems. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain non-operating income and expenses, such as interest, are not allocated to the segments. In addition, certain assets, including cash and cash equivalents, deferred taxes and certain long-lived and intangible assets are not allocated to the segments.

The Industrial and Scientific Technologies segment consists primarily of Motion Control Devices and Systems, Vibration Isolation Products, Optics, Mechanical Components, Instruments and Subassemblies. The Fiber Optics and Photonics segment consists primarily of Device Testing and Characterization Systems and Process Automation Workstations for Fiber Optics and Photonics manufacturing. The Industrial Metrology Systems segment (formerly Video Metrology segment) consists primarily of Measurement and Inspection Systems.

Selected financial information for the Company's reportable segments for the years ended December 31, 2000, 1999 and 1998 follows:

(In thousands)                            Industrial                 Industrial
                                      and Scientific   Fiber Optics   Metrology
                                        Technologies  and Photonics     Systems    Total
                                        ------------  -------------     -------    -----
Year Ended December 31, 2000:
-----------------------------
Sales to external customers                 $152,856        $91,036     $ 8,961   $252,853
Depreciation and amortization                  4,722          1,148       1,223      7,093
Segment income (loss)                         29,941         11,058      (7,115)    33,884
Segment assets                               121,473         70,226      21,810    213,509
Expenditures for long-lived assets             5,044          3,210         227      8,481

Year Ended December 31, 1999:
-----------------------------
Sales to external customers                 $ 96,578        $37,617     $ 9,917   $144,112
Depreciation and amortization                  4,011            914         484      5,409
Segment income (loss)                         12,418          3,353      (3,365)    12,406
Segment assets                                77,110         25,503      10,897    113,510
Expenditures for long-lived assets             2,558            754         304      3,616

Year Ended December 31, 1998:
-----------------------------
Sales to external customers                 $ 97,792        $32,545     $12,488   $142,825
Depreciation and amortization                  4,034            456         258      4,748
Segment income (loss)                         14,667          3,804      (2,193)    16,278
Segment assets                                68,143         17,110       9,445     94,698
Expenditures for long-lived assets             3,231            479         615      4,325

The following reconciles segment income to consolidated income before income taxes and segment assets and depreciation and amortization to consolidated assets and consolidated depreciation and amortization.

(In thousands)                                                  2000        1999      1998
                                                                ----        ----      ----
Income:
Segment income                                              $ 33,884    $ 12,406  $ 16,278
Unallocated amounts:
Interest expense                                               1,927       1,785     1,891
Interest income                                                8,428         144       510
Other income (expense)                                          (421)         59      (336)
                                                              ------      ------    ------
Income before income taxes                                  $ 39,964    $ 10,824  $ 14,561
                                                              ======      ======    ======

(In thousands)                                                               2000        1999      1998
                                                                             ----        ----      ----
Assets:
Assets for reportable segments                                           $213,509    $113,510  $ 94,698
Assets held at corporate                                                  318,203      11,054    17,330
                                                                         --------    --------  --------
Total assets                                                             $531,712    $124,564  $112,028
                                                                         ========    ========  ========

Expenditures for long-lived assets for reportable segments               $  8,481    $  3,616  $  4,325
Expenditures for long-lived assets held at corporate                        7,369       1,308     1,075
                                                                         --------    --------  --------
Total expenditures for long-lived assets                                 $ 15,850    $  4,924  $  5,400
                                                                         ========    ========  ========

Depreciation and amortization:
Depreciation and amortization for reportable segments                    $  7,093    $  5,409  $  4,748
Depreciation and amortization for assets held at corporate                  3,712       1,689     1,400
                                                                         --------    --------  --------
Total depreciation and amortization                                      $ 10,805    $  7,098  $  6,148
                                                                         ========    ========  ========

Selected financial information for the Company's operations by geographic segment is as follows:

                                                                             2000        1999      1998
                                                                             ----        ----      ----
Geographic area revenue:
United States                                                            $170,093    $ 91,853  $ 95,708
Europe                                                                     40,769      32,516    30,358
Pacific Rim                                                                24,459      11,474     9,787
Other                                                                      17,532       8,269     6,972
                                                                         --------    --------  --------
                                                                         $252,853    $144,112  $142,825
                                                                         ========    ========  ========

Geographic area long-lived assets:
United States                                                            $ 29,169    $ 19,287  $ 14,325
Europe                                                                      6,226       6,634     8,508
Other                                                                          66          82        94
                                                                         --------    --------  --------
                                                                         $ 35,461    $ 26,003  $ 22,927
                                                                         ========    ========  ========

NOTE 15  DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. Company contributions to the plan are determined based on a percentage of contributing employees' compensation. Expense recognized for the plan totaled $1.9 million, $1.3 million and $1.3 million for 2000, 1999 and 1998, respectively.

NOTE 16  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)
                                                              Diluted      Dividends    High      Low
                               Net       Gross      Net     Earnings Per      Per       Share    Share
Three months ended            Sales     Profit    Income       Share         Share      Price    Price
------------------            -----     ------    ------       -----         -----      -----    -----
December 31, 2000            $86,723    $38,024   $12,302      $0.36        $0.0100    $176.25   $57.00
September 30, 2000            66,594     28,660     8,179       0.25              -     189.25    82.44
June 30, 2000                 52,769     23,237     4,080       0.13         0.0100     110.00    29.33
March 31, 2000                46,767     20,453     3,258       0.11              -      59.50    14.31

December 31, 1999            $42,329    $17,798   $ 2,952      $0.10        $0.0067    $ 15.25   $ 5.42
September 30, 1999            35,530     15,484     2,014       0.07              -       6.88     4.58
June 30, 1999                 36,538     16,268     2,137       0.08         0.0067       5.25     3.98
March 31, 1999                29,715     12,916       765       0.03              -       4.13     6.50

NOTE 17  SUBSEQUENT EVENTS

In February 2001, the Company acquired Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. The Company issued 3,526,000 shares in the transaction, which is being accounted for as a pooling of interests.

Net sales and net income information assuming the acquisition had occurred on January 1, 1998, is as follows:

                                                               Years Ended December 31, 2000
                                                             --------------------------------
                                                                  2000       1999       1998
                                                                  ----       ----       ----
Net sales:
Newport                                                       $252,853   $144,112   $142,825
KLI                                                             38,828     18,853     23,964
Less: Intercompany sales                                        (7,676)    (3,440)    (2,938)
                                                              --------   --------   --------
Combined                                                      $284,005   $159,525   $163,851
                                                              ========   ========   ========

Net income:
Newport                                                       $ 27,819   $  7,868   $ 11,196
KLI                                                              8,492      2,053      5,079
                                                              --------   --------   --------
Combined                                                      $ 36,311   $  9,921   $ 16,275
                                                              ========   ========   ========

Net earnings per share:
Basic
  Newport                                                     $   0.83   $   0.25   $   0.36
  KLI                                                             0.26       0.07       0.17
                                                              --------   --------   --------
  Combined                                                    $   1.09   $   0.32   $   0.53
                                                              ========   ========   ========

Diluted
  Newport                                                     $   0.77   $   0.25   $   0.35
  KLI                                                             0.24       0.06       0.16
                                                              --------   --------   --------
  Combined                                                    $   1.01   $   0.31   $   0.51
                                                              ========   ========   ========

Number of shares used to calculate net earnings per share:
Basic                                                           33,464     30,939     30,658
Diluted                                                         35,835     32,075     31,842

Also in February 2001, the Company acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method. Results of the operations will be included with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

                              NEWPORT CORPORATION
                                  Schedule II
                        Consolidated Valuation Accounts

(In thousands)
                                      Balance at     Additions                                             Balance
                                      Beginning   Charged to Costs                    Other Charges        at End
         Description                  of Period     and Expenses      Write-Offs (1)  Add (Deduct) (2)    of Period
         -----------                  ---------     ------------      --------------  ----------------    ---------
Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts           $  411            $  232         $  (164)            $ (12)        $  467
Reserve for inventory obsolescence         3,768             3,682          (2,394)              810          5,866
Warranty reserve                             403             1,965          (1,901)                -            467

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts           $  279            $  278         $  (116)            $ (30)        $  411
Reserve for inventory obsolescence         4,304               982          (1,330)             (188)         3,768
Warranty reserve                             336             1,575          (1,508)                -            403

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts           $  485            $  (97)        $  (120)            $  11         $  279
Reserve for inventory obsolescence         4,119             1,170          (1,460)              475          4,304
Warranty reserve                             426               966          (1,056)                -            336

(1) Amounts are net of recoveries.

(2) Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the acquisition of CE Johansson, and certain reclassifications between balance sheet accounts.

                              NEWPORT CORPORATION
                                   FORM 10-K
                                 Exhibit Index



Exhibit 10.2 Lease Agreement dated November 1, 2000, between Newport Corporation and Arden Realty Limited Partnership.

Exhibit 10.15 Amendment to 364 Day $10,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between Newport Corporation and ABN AMRO Bank, N.V.

Exhibit 10.16 Amendment to 3 Year $15,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between Newport Corporation and ABN AMRO Bank, N.V.

Exhibit 21     Subsidiaries of Registrant

Exhibit 23     Consent of Independent Auditors