Form 10-Q
period 2001-03-31
NEWPORT CORP
filed 2001-05-10
CIK 225263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended    March 31, 2001
                                              -----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from                to
                                         --------------    -------------

                     Commission File Number          0-1649
                                           ----------------


                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Nevada                                        94-0849175
--------------------------------------------------------------------------------
      (State or other Jurisdiction                           (IRS Employer
    of incorporation or organization)                     Identification No.)

      1791 Deere Avenue, Irvine, CA                              92606
-------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (949) 863-3144
                                                   ----------------------------

                                      N/A
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  [X]    No [_]


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001, was 36,344,191.


                                 Page 1 of 15
                 Exhibit Index on Sequentially Numbered Page 15

                              NEWPORT CORPORATION


                                     INDEX



PART I.  FINANCIAL INFORMATION                                       Page Number


Item 1:  Financial Statements:

         Consolidated Income Statement and Condensed
           Consolidated Statement of Stockholders' Equity for the
           Three Months ended March 31, 2001 and 2000.                     3

         Consolidated Balance Sheet at March 31, 2001 and
           December 31, 2000.                                              4

         Consolidated Statement of Cash Flows for the Three
           Months ended March 31, 2001 and 2000.                           5

         Notes to Condensed Consolidated Financial Statements.           6-9

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                        10-14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk    14-15

PART II. OTHER INFORMATION

Item 2:  Recent Sales of Unregistered Securities                          15

Item 6:  Exhibits and Reports on Form 8-K.                                15

SIGNATURE                                                                 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
            Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


(In thousands, except per share amounts)                Three Months Ended
                                                             March 31,
                                                             ---------
                                                          2001      2000
                                                        --------   -------
Net sales                                               $106,741   $52,437
Cost of sales, including asset writedown
 related to acquisition integration of $1,788
 in the three months ended March 31, 2001                 61,164    28,123
                                                        --------   -------
Gross profit                                              45,577    24,314

Selling, general and administrative expense               20,237    11,184
Research and development expense                           8,211     5,098
Acquisition and other non-recurring charges               10,683         -
                                                        --------   -------
Income from operations                                     6,446     8,032

Interest and other income, net of expense                  3,915      (628)
                                                        --------   -------
Income before income taxes                                10,361     7,404

Income tax provision                                       3,419     1,172
                                                        --------   -------
Net income                                              $  6,942   $ 6,232
                                                        ========   =======
Earnings per share:
 Basic                                                     $0.19     $0.20
 Diluted                                                   $0.18     $0.18

Number of shares used to calculate earnings per share:
 Basic                                                    36,165    31,526
 Diluted                                                  37,988    33,913

Proforma information reflecting the tax effect of the conversion of Kensington Laboratories, Inc. from an S-Corporation to a C-Corporation

Net income                                              $  6,942    $ 5,042
Earnings per share:
 Basic                                                  $   0.19    $  0.16
 Diluted                                                $   0.18    $  0.15

Stockholders' equity, beginning of period               $485,965    $83,246
Net income                                                 6,942      6,232
Dividends                                                 (3,814)      (456)
Other comprehensive loss                                    (789)    (1,047)
Deferred compensation                                         80     (2,017)
Issuance of common stock                                   4,986      5,223
                                                        --------    -------
Stockholders' equity, end of period                     $493,370    $91,181
                                                        ========    =======

                            See accompanying notes
                                    Page 3

                              NEWPORT CORPORATION
                           Consolidated Balance Sheet


(In thousands, except share data)
                                                            March 31,     December 31,
                                                               2001           2000
                                                               ----           ----
                                                             (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 16,572       $ 16,861
 Marketable securities                                        257,345        289,781
 Customer receivables, net                                     79,647         70,241
 Income tax receivable                                              -          4,110
 Inventories                                                  102,395         80,585
 Deferred tax assets                                           17,674         17,720
 Other current assets                                           6,884          7,836
                                                             --------       --------

  Total current assets                                        480,517        487,134

Investments and other assets                                    8,498          9,773
Property, plant and equipment, at cost, net                    43,632         41,308
Goodwill, net                                                  28,412         18,805
                                                             --------       --------

                                                             $561,059       $557,020
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $ 26,833       $ 24,797
 Accrued payroll and related expenses                          10,179         13,313
 Deferred revenue                                               3,602          2,696
 Other current liabilities                                     10,619         12,444
 Current portion of long-term debt                              8,094          7,590
                                                             ========       ========

  Total current liabilities                                    59,327         60,840

Long-term debt                                                  7,075          9,540
Other liabilities                                               1,287            675
Commitments and contingencies

Stockholders' equity:
 Common stock, $.1167 stated value, 75,000,000 shares
  authorized; 36,344,000 shares issued and outstanding
  at March 31, 2001; 36,168,000 shares at December 31, 2000     4,241          3,813
 Capital in excess of stated value                            379,943        375,385
 Unamortized deferred compensation                               (916)          (996)
 Accumulated other comprehensive loss                          (8,024)        (7,235)
 Retained earnings                                            118,126        114,998
                                                             --------       --------
Total stockholders' equity                                    493,370        485,965
                                                             --------       --------
                                                             $561,059       $557,020
                                                             ========       ========

                            See accompanying notes

                              NEWPORT CORPORATION
                      Consolidated Statement of Cash Flows
                                  (Unaudited)


(In thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                              2001         2000
                                                              ----         ----
Operating activities:
  Net income                                               $   6,942      $ 6,232
  Adjustments to reconcile net income to net cash
    used in operating activities:
     Depreciation and amortization                             3,767        2,663
     Increase in provision for losses
      on receivables and inventories                             664          573
     Other non-cash items, net                                 1,365          (94)
     Changes in operating assets and liabilities:
      Receivables                                             (8,230)      (6,185)
      Income tax receivable                                    4,110            -
      Inventories                                            (21,904)      (3,831)
      Other current assets                                       614         (700)
      Other assets                                               804         (102)
      Accounts payable and other accrued expenses             (3,865)         990
      Deferred revenue                                          (833)        (508)
      Other, net                                                 612          (12)
                                                           ---------     --------
Net cash used in operating activities                        (15,954)        (974)

Investing activities:
  Purchases of property, plant and equipment, net             (4,949)      (1,774)
  Acquisition of businesses, net of cash acquired            (10,446)         (50)
  Purchases of marketable securities                        (197,388)           -
  Sales of marketable securities                             231,332            -
  Payments for in-process technology                               -         (309)
                                                           ---------     --------
Net cash provided by (used in) investing activities           18,549       (2,133)
                                                           =========     ========

Financing activities:
  Increase in line of credit                                       -        2,000
  Decrease in long-term borrowings                            (1,895)        (129)
  Cash dividends paid                                         (4,146)        (652)
  Issuance of common stock under employee
   agreements, including associated tax benefit                3,247        3,015
                                                           =========     ========
Net cash provided by (used in) financing activities           (2,794)       4,234
                                                           ---------     --------

Effect of foreign exchange rate changes on cash                  (90)         (71)
                                                           ---------     --------
Net increase (decrease) in cash and cash equivalents            (289)       1,056
Cash and cash equivalents at beginning of period              16,861        9,241
                                                           ---------     --------
Cash and cash equivalents at end of period                  $ 16,572      $10,297
                                                           =========     ========

Cash paid in the period for:
 Interest                                                  $     140      $   243
 Taxes                                                             -          367

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries and have been restated to reflect the acquisition of Kensington Laboratories, Inc. (see Note 2) which has been accounted for as a pooling of interests. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

New Accounting Standard

The Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of fiscal 2001. FAS 133 requires certain derivative instruments to be recorded at fair value. Derivative instruments held by the Company are comprised of foreign exchange contracts held as a hedge against foreign currency denominated receivables. The adoption of this standard did not have a material impact on the results of operations, financial position or cash flows of the Company.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4.7 million and $4.3 million at March 31, 2001, and December 31, 2000, respectively.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

2. Acquisitions

Kensington Laboratories, Inc.

In February 2001, the Company acquired Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. The Company issued 3,526,000 shares in the transaction. The transaction was accounted for as a pooling of interests, and, accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to incorporate the results of operations, financial position and cash flows of KLI for all periods presented. KLI's results are included in our Industrial and Scientific Technologies reportable segment in Note 9. Costs associated with this acquisition of $9.2 million were charged to operations in the first quarter of 2001.

Net sales and net income of Newport and KLI were the following:

                                                                 Three Months Ended
                                                                     March 31,
                                                                 -------------------
                                                                   2001       2000
                                                                 --------    -------
     (In thousands, except per share amounts)

     Net sales:
      Newport                                                    $ 93,608    $46,767
      KLI                                                          15,659      7,016
      Less:  Intercompany sales                                    (2,526)    (1,346)
                                                                 --------    -------
      Combined                                                   $106,741    $52,437
                                                                 ========    =======

     Net income :
      Newport                                                    $  6,344    $ 3,258
      KLI                                                             598      2,974
                                                                 --------    -------
      Combined                                                   $  6,942    $ 6,232
                                                                 ========    =======

     Earnings per share:
      Basic
       Newport                                                   $   0.18    $  0.12
       KLI                                                           0.01       0.08
                                                                 --------    -------
       Combined                                                  $   0.19    $  0.20
                                                                 ========    =======

      Diluted
       Newport                                                   $   0.17    $  0.11
       KLI                                                           0.01       0.07
                                                                 --------    -------
       Combined                                                  $   0.18    $  0.18
                                                                 ========    =======

     Number of shares used to calculate earnings per share:
      Basic                                                        36,165     31,526
      Diluted                                                      37,988     33,913

Prior to its acquisition by the Company, KLI was an S-Corporation, and, accordingly, its income was not subject to taxation. The proforma information in the accompanying consolidated income statement reflects the Company's net income and earnings per share as if KLI was a taxpayer at an effective tax rate of 40%.

Design Technology Corporation

In February 2001, the Company acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)

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

Customer receivables consist of the following:

                                                March 31,     December 31,
                                                  2001           2000
     (In thousands)                             --------      -----------

     Customer receivables                        $80,297        $70,918
     Less allowance for doubtful accounts            650            677
                                                 -------        -------
                                                 $79,647        $70,241
                                                 =======        =======

5. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                March 31,     December 31,
                                                  2001           2000
     (In thousands)                             --------      -----------

     Raw materials and purchased parts          $ 28,863        $24,949
     Work in process                              20,927         17,124
     Finished goods                               52,605         38,512
                                                --------        -------
                                                $102,395        $80,585
                                                ========        =======

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                March 31,     December 31,
                                                  2001           2000
     (In thousands)                             --------      -----------

     Land                                        $   861        $   920
     Buildings                                     4,967          5,304
     Leasehold improvements                       14,604         14,725
     Machinery and equipment                      52,024         49,652
     Office equipment                             22,648         20,786
                                                 -------        -------
                                                  95,104         91,387
     Less accumulated depreciation                51,472         50,079
                                                 -------        -------
                                                 $43,632        $41,308
                                                 =======        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2001
                                  (Unaudited)


7. Interest and Other Income, net

Other expense, net, consists of the following:

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2001         2000
 (In thousands)                                    -------      -------

 Interest and dividend income                       $4,090        $ 105
 Interest expense                                     (370)        (653)
 Exchange losses, net                                  (55)         (10)
 Gains on sale of investments, net                     344            -
 Other                                                 (94)         (70)
                                                    ------        -----
                                                    $3,915        $(628)
                                                    ======        =====

8. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                    2001         2000
 (In thousands)                                    -------      -------


 Net income                                        $ 6,942      $ 6,232
 Foreign currency translation loss                  (2,297)      (1,047)
 Unrealized gain on marketable securities            1,508            -
                                                   -------      -------
                                                   $ 6,153      $ 5,185
                                                   =======      =======

9. Segment Reporting

The Company operates in three reportable segments, Industrial & Scientific Technologies, Fiber Optics & Photonics and Industrial Metrology Systems (formerly Video Metrology). Selected financial information for these segments for the three months ended March 31, 2001 and 2000 follows:

                                      Industrial                   Industrial
                                    & Scientific   Fiber Optics    Metrology
                                    Technologies   & Photonics      Systems         Total
(In thousands)                      ------------   ------------    ----------       -----

Three Months Ended March 31, 2001:
---------------------------------
Sales to external customers              $63,781        $35,288      $  7,672      $106,741
Segment income (loss)                     18,692          1,814        (1,589)       18,917

Three Months Ended March 31, 2000:
---------------------------------
Sales to external customers               35,732        $15,005      $  1,700      $ 52,437
Segment income (loss)                      7,399          2,227        (1,594)        8,032

The following reconciles segment income to consolidated income before income taxes.

                                                                Three Months Ended
                                                                    March 31,
                                                               --------------------
                                                                 2001         2000
 (In thousands)                                                -------      -------
 Segment income                                               $ 18,917       $8,032
 Unallocated acquisition and other non-recurring charges       (12,471)           -
 Interest and other income, net of expense                       3,915         (628)
                                                              --------       ------
 Income before income taxes                                   $ 10,361       $7,404
                                                              ========       ======

                              NEWPORT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation for the Three Months Ended March 31, 2001 and 2000

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on certain assumptions, including that we will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets and that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements will be realized, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. Certain of these risks are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2000. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 2001, with the three-month period ended March 31, 2000. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS AND OTHER Q1 2001 EVENTS

During the three-month period ended March 31, 2001, the Company recorded non-recurring charges of $12.5 million primarily related to acquisitions. Of this amount, $9.2 million was related to the acquisition of Kensington Laboratories, Inc. ("KLI") and consisted of banking, legal and accounting fees. The Company also recorded a charge of $1.8 million for asset writedowns related to integration charges in connection with its December 2000 acquisition of the business of CE Johansson AB.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                  Three Months Ended March 31, 2001 and 2000

Net income excluding the non-recurring charges incurred during the quarter ended March 31, 2001, and reflecting the pro forma tax effect of the conversion of Kensington Laboratories, Inc. from an S-Corporation to a C-Corporation on the three-month period ending March 31, 2000 is presented below:


                                         Three Months Ended
                                              March 31,
                                         ------------------
                                            2001     2000
                                          -------  -------
     (In thousands)
     Net income                           $15,330  $ 5,042

     Earnings per share:
     Basic                                $  0.42  $  0.16
     Diluted                              $  0.40  $  0.15


Kensington Laboratories, Inc.

In February 2001, the Company acquired KLI, a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. The Company issued 3,526,000 shares in the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to incorporate the results of operations, financial position and cash flows of KLI for all periods presented.

Design Technology Corporation

In February 2001, the Company acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method.


                             RESULTS OF OPERATIONS



FINANCIAL ANALYSIS                                           Percentage of Net Sales
                                                             -----------------------
                                                               Three Months Ended
                                                                    March 31,            Period-to-Period
                                                                 2001       2000        Increase (decrease)
                                                                -----      -----        -------------------
Net sales                                                       100.0%     100.0%              103.6%
Cost of sales, including asset writedown related
 to acquisition integration of $1,788,000 in the
 three months ended March 31, 2001                               57.3       53.6               117.5
                                                                -----      -----
 Gross profit                                                    42.7       46.4                87.5

Selling, general and
 administrative expense                                          19.0       21.4                80.9
Research and
 development expense                                              7.7        9.7                61.1
Acquisition and other non-recurring charges                      10.0          -               100.0
                                                                -----      -----
 Income from operations                                           6.0       15.3               (19.7)

Interest and other income, net of expense                         3.7       (1.2)                 NM
                                                                -----      -----
 Income before income taxes                                       9.7       14.1                39.9

Income tax provision                                              3.2        2.2               191.7
                                                                -----      -----
 Net income                                                       6.5       11.9                11.4
                                                                =====      =====

NM = not meaningful

                             NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                   Three Months Ended March 31, 2001 and 2000


Net Sales Net sales for the three-month period ended March 31, 2001 were $106.7 million, compared with $52.4 million for the three-month period ended March 31, 2000, representing an increase of 103.6%. The sales increase for the three-month period was due primarily to sales increases in the fiber optic communications, semiconductor equipment market and general metrology markets.

Sales to the fiber optic communications market during the quarter were $44.6 million, an increase of $27.8 million, or 164.9%, compared with the corresponding prior year quarter. Sales to the semiconductor equipment market totaled $27.1 million for the three-month period ended March 31, 2001, an increase of $15.3 million, or 129.6%, compared with the corresponding period in 2000. Sales to the general metrology market were $20.6 million, an increase of $10.1 million, or 95.8%, compared with the corresponding period in 2000. Sales to the other market segments, including aerospace and research and computer peripherals, were $14.4 million, an increase of $1.1 million, or 8.7%, compared with the corresponding prior year quarter.

Domestic sales totaled $70.0 million for the three-month period ended March 31, 2001, compared with $38.3 million for the corresponding period in 2000. The increase for the quarter of $31.7 million, or 82.6%, was due primarily to sales increases in the fiber optic communications and semiconductor equipment markets of $15.5 million, or 127.6%, and $15.2 million, or 141.2%, respectively. Domestic sales to other market segments increased $1.0 million, or 6.6% over first quarter 2000.

International sales totaled $36.7 million for the three-month period ended
March 31, 2001, compared with $14.1 million for the corresponding prior year period, an increase of 160.3%. The increase was due to increases in sales to the international fiber optic communications and general metrology markets of $12.3 million, or 260.0%, and $8.0 million, or 214.6%, respectively. International sales to other markets increased $2.3 million, or 47.8% over first quarter 2000. Geographically, first quarter 2001 sales to Europe, Canada and the Pacific Rim increased $12.6 million, or 151.3%; $3.5 million, or 175.1%; and $6.0 million, or 185.1%, respectively. European sales for the three-month period were reduced by $0.5 million, compared with the same period in 2000, because of a negative foreign exchange rate impact due to the strength of the U.S. dollar versus the euro in the current year period.

Gross Margin Gross margin for the first quarter of 2001 was 42.7% and included an asset writedown related to acquisition integration of $1.8 million. Excluding this charge, gross margin for the first quarter of 2001 would have been 44.4%, versus 46.4% in the first quarter of 2000. The decrease in gross margin was due primarily to increased costs required to meet customer delivery requirements.

Selling, General and Administrative (SG&A) Expense  SG&A expenses totaled
$20.2 million, or 19.0% of net sales for the three-month period ending March 31, 2001. SG&A expenses, which increased $9.0 million, or 80.9% versus first quarter 2000, were leveraged against the net sales increase of 103.6% and primarily resulted from increases in expenses tied to sales and profit growth. Excluded from these costs are acquisition and other non-recurring charges which are discussed below.

Research and Development (R&D) Expense R&D expenses totaled $8.2 million, or 7.7% of net sales, for the three-month period ending March 31, 2001 versus expenses of $5.1 million, or 9.7% of sales, for the three-month period ending March 31, 2000. R&D expenses in the 2001 period increased $3.1 million, or 61.1% compared with the prior year period. The increase was attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market, technology enhancements to the LaserWeld and AutoAlign packaging workstation and development of laser diode burn-in and characterization. We are committed to continued product development and expect that R&D expenditures will increase in absolute dollars in future periods.

Acquisition and Other Non-Recurring Charges Acquisition and other non-recurring charges of $10.7 million consisted primarily of banking, legal and accounting fees associated with acquisitions.

Interest and Other Income, Net Interest and other income, net of expense totaled $3.9 million for the three-month period ending March 31, 2001, compared with expense of $0.6 million for the three-month period ending March 31,

                             NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                   Three Months Ended March 31, 2001 and 2000

2000. The increase in the income is attributable to the investment of the proceeds of the secondary offering completed in July 2000.

Income Taxes The effective tax rate for the three-month period ended March 31, 2001, was 33.0% versus 15.8%, for the corresponding prior year period. The increase in the effective tax rate was primarily the result of earnings attributable to KLI for which a tax provision was not recorded in the prior year due to KLI's S-Corp income tax status.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $16.0 million for the three-month period March 31, 2001 was primarily attributable to increases in our receivables and inventories resulting from our increased sales levels, offset in part by our operating income plus non-cash items, principally depreciation and amortization and other non-cash items. Our customer receivables increased by $9.4 million, or 13.4%, from the fourth quarter of 2000. Additionally, the days sales outstanding ratio improved to 65 days in the first quarter 2001 from 68 days in the fourth quarter of 2000. Our inventories increased $21.8 million, or 27.1%, in the first quarter of 2001 compared with the fourth quarter of 2000 due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times and to meet requirements of existing customer orders. Our accounts payable increased $2.0 million, or 8.2%, in the first quarter of 2001 due primarily to higher inventory procurement activity.

Net cash provided by investing activities of $18.5 million for the three-month period ended March 31, 2001, was principally attributable to the net sales of marketable securities, offset in part by net purchases of property, plant and equipment and the acquisition of DTC.

Net cash used in financing activities of $2.8 million for the three-month period ended March 31, 2001, was principally attributable to the payment of cash dividends and a decrease in long-term borrowings, offset in part by the issuance of common stock in connection with stock option and purchase plans.

At March 31, 2001, we had in place a $10.0 million unsecured line of credit expiring March 5, 2004 and a $10.0 million unsecured line of credit expiring March 4, 2002. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option, plus an unused line fee of 0.2% per year. At March 31, 2001, there were no balances outstanding under the lines of credit, with $18.4 million available under the combined lines, after considering outstanding letters of credit.

We believe our current working capital position together with estimated cash flows from operations and existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures and debt payment requirements for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

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

                             NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                   Three Months Ended March 31, 2001 and 2000


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

International operations constituted approximately 70% of our consolidated operating profit for the three-months ended March 31, 2001. Excluding non-recurring charges, international operations would have constituted approximately 24% of our consolidated operating profit for the three-months ended March 31, 2001. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar, Swedish krona and Swiss franc. We estimate that a 10% change in foreign exchange rates would have affected reported net income by approximately $0.3 million for the three-month period ended March 31, 2001. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

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

Our investments in marketable securities, which totals $257.3 million at March 31, 2001, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $0.3 million for both the three-month period ended March 31, 2001.

                              NEWPORT CORPORATION
                    Qualitative and Quantitative Disclosures
                               About Market Risks

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

                          PART II - OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities.
        ---------------------------------------

During the quarter ended March 31, 2001, the Company acquired all of the issued and outstanding capital stock of Kensington Laboratories, Inc., a California corporation ("KLI"), in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of December 22, 2000 (the "Agreement") by and among the Company, KLI Acquisition Corp., a California corporation, KLI and the three shareholders of KLI, Paul Bacchi, Paul Filipski and David Harris (the "Kensington Shareholders"). Pursuant to the terms of the Agreement, 10,000 shares of KLI common stock outstanding and held by the Kensington Shareholders were exchanged for 3,525,727 shares of the Company's common stock. The shares were issued pursuant to the exemption provided by Section 3(a)(10) of the Securities Exchange Act of 1933, as amended (the "Securities Act"). The terms and conditions of such issuance and exchange were approved by the California Department of Corporations following a hearing on the fairness of such terms and conditions.

Item 6. Exhibits and reports on Form 8-K.
        --------------------------------

(a)  Exhibits

     Exhibit 10.1 Amendment to 364 Day $10,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to
                   Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     Exhibit 10.2 Amendment to 3 Year $15,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to
                   Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     Exhibit 10.3 Agreement and Plan of Merger, dated as of December 22, 2000, by and among Newport Corporation, KLI Acquisition Corp., Kensington Laboratories, Inc., and the Shareholders of Kensington Laboratories, Inc. (incorporated by reference to
                   Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 20, 2001)

(b)  Reports on Form 8-K

     On February 20, 2001, the Company filed a Current Report on Form 8-K reporting under Item 2 the completion of its acquisition of Kensington Laboratories, Inc. on February 2, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEWPORT CORPORATION
                                             (Registrant)

Dated: May 9, 2001
                                          By:       /S/CHARLES F. CARGILE
                                              --------------------------------
                                               Charles F. Cargile, Principal
                                               Financial Officer, duly
                                               authorized to sign on behalf of
                                               the Registrant