Form 10-Q
period 2001-06-30
NEWPORT CORP
filed 2001-08-14
CIK 225263

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    June 30, 2001
                                                  -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________

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

                              Yes  [X]    No  [_]


The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001, was 36,530,273.

================================================================================

                                 Page 1 of 18
                Exhibit Index on Sequentially Numbered Page 18

                              NEWPORT CORPORATION


                                     INDEX



PART I.  FINANCIAL INFORMATION                                    Page Number


Item 1:   Financial Statements:

          Consolidated Income Statement and Condensed
            Consolidated Statement of Stockholders' Equity for the
            Three and Six Months ended June 30, 2001 and 2000.              3

          Consolidated Balance Sheet at June 30, 2001 and
            December 31, 2000.                                              4

          Consolidated Statement of Cash Flows for the Six
            Months ended June 30, 2001 and 2000.                            5

          Notes to Condensed Consolidated Financial Statements.          6-10

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                        11-16

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.   16-17

PART II.  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders.          17-18

Item 6:   Exhibits and Reports on Form 8-K.                                18

SIGNATURE                                                                  18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              NEWPORT CORPORATION
                       Consolidated Income Statement and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)                  Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           2001        2000        2001        2000
                                                         --------    --------    --------    --------
Net sales                                                $ 98,899    $ 61,109    $205,640    $113,546
Cost of sales, including asset writedown of $1,788
   related to acquisition integration in the three
   months ended March 31, 2001                             57,862      32,209     119,026      60,332
                                                         --------    --------    --------    --------
Gross profit                                               41,037      28,900      86,614      53,214

Selling, general and administrative expense                18,227      12,107      38,464      23,291
Research and development expense                            8,233       5,680      16,444      10,778
Acquisition and other non-recurring charges                     -           -      10,683           -
                                                         --------    --------    --------    --------
Income from operations                                     14,577      11,113      21,023      19,145
Interest and other income (expense), net                    3,546        (614)      7,461      (1,242)
                                                         --------    --------    --------    --------
Income before income taxes                                 18,123      10,499      28,484      17,903
Income tax provision                                        5,981       1,632       9,400       2,804
                                                         --------    --------    --------    --------
Net income                                               $ 12,142    $  8,867    $ 19,084    $ 15,099
                                                         ========    ========    ========    ========
Net income per share:
 Basic                                                      $0.33       $0.28       $0.53       $0.48
 Diluted                                                    $0.32       $0.26       $0.50       $0.44

Number of shares used to calculate net
  income per share:
 Basic                                                     36,354      31,899      36,260      31,675
 Diluted                                                   37,849      34,211      37,918      34,029

Pro forma information reflecting the tax effect of the conversion of Kensington Laboratories, Inc.
  from an S-Corporation to a C-Corporation

Income before income taxes                               $ 18,123    $ 10,499    $ 28,484    $ 17,903
Income tax provision                                        5,981       3,547       9,400       5,909
                                                         --------    --------    --------    --------
Net income                                               $ 12,142    $  6,952    $ 19,084    $ 11,994
                                                         ========    ========    ========    ========
Earnings per share:
 Basic                                                      $0.33       $0.22       $0.53       $0.38
 Diluted                                                    $0.32       $0.20       $0.50       $0.35

Stockholders' equity, beginning of period                $493,370    $ 91,181    $485,965    $ 83,246
Net income                                                 12,142       8,867      19,084      15,099
Dividends                                                    (358)       (284)       (358)       (284)
Other distributions to shareholders                            (7)     (1,266)     (3,821)     (1,697)
Other comprehensive income (loss)                          (1,172)         75      (1,961)       (972)
Deferred compensation                                         181         480         261      (1,537)
Issuance of common stock                                    3,052       4,078       8,038       9,276
                                                         --------    --------    --------    --------
Stockholders' equity, end of period                      $507,208    $103,131    $507,208    $103,131
                                                         ========    ========    ========    ========

                            See accompanying notes

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet

(In thousands, except share data)
                                                June 30,      December 31,
                                                  2001            2000
                                               ------------   ------------
                                               (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                       $ 19,004        $ 16,861
 Marketable securities                            244,758         289,781
 Customer receivables, net                         72,698          70,241
 Income tax receivable                                  -           4,110
 Inventories                                      118,959          80,585
 Deferred tax assets                               17,648          17,720
 Other current assets                               8,175           7,836
                                                 --------        --------
  Total current assets                            481,242         487,134

Property, plant and equipment, at cost, net        49,341          41,308
Goodwill, net                                      29,193          18,805
Investments and other assets                        8,388           9,773
                                                 --------        --------
                                                 $568,164        $557,020
                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 19,382        $ 24,797
 Accrued payroll and related expenses              12,632          13,313
 Taxes based on income                              3,199           1,139
 Deferred revenue                                   1,623           2,696
 Other current liabilities                         10,058          11,305
 Current portion of long-term debt                  8,276           7,590
                                                 --------        --------
  Total current liabilities                        55,170          60,840
Long-term debt                                      4,496           9,540
Other liabilities                                   1,290             675

Commitments and contingencies

Stockholders' equity:
 Common stock, $.1167 par value,
  200,000,000 shares authorized;
  36,530,000 shares issued and outstanding
  at June 30, 2001; 36,168,000 shares at
  December 31, 2000                                 4,263           3,813
 Capital in excess of par value                   382,973         375,385
 Unamortized deferred compensation                   (735)           (996)
 Accumulated other comprehensive loss              (9,196)         (7,235)
 Retained earnings                                129,903         114,998
                                                 --------        --------
Total stockholders' equity                        507,208         485,965
                                                 --------        --------
                                                 $568,164        $557,020
                                                 ========        ========

                            See accompanying notes

                              NEWPORT CORPORATION
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


(In thousands)                                             Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                            2001        2000
                                                         ---------    --------
Operating activities:
 Net income                                              $  19,084    $ 15,099
 Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                            7,454       5,812
    Increase in provision for losses
     on receivables and inventories                          1,520       1,490
    Other non-cash items, net                                1,227         (89)
    Changes in operating assets and liabilities:
     Customer receivables                                   (3,260)     (9,595)
     Income tax receivable, net                              6,220      (4,819)
     Inventories                                           (39,143)    (11,585)
     Other current assets                                     (527)       (995)
     Other assets                                              992        (370)
     Accounts payable and other accrued expenses            (7,269)      8,248
     Deferred revenue                                       (2,812)        895
     Other, net                                                612         (11)
                                                         ---------    --------
Net cash provided by (used in) operating activities        (15,902)      4,080
                                                         ---------    --------

Investing activities:
 Purchases of property, plant and equipment, net           (13,259)     (4,812)
 Acquisition of businesses, net of cash acquired           (12,357)        (50)
 Purchases of marketable securities                       (375,911)          -
 Sales of marketable securities                            422,289           -
 Proceeds from sale of investment                                -       1,430
 Payments for equity investment                                  -      (1,510)
 Payments for in-process technology                              -        (488)
                                                         ---------    --------
Net cash provided by (used in) investing activities         20,762      (5,430)
                                                         ---------    --------

Financing activities:
 Increase (decrease) in line of credit                         157         (16)
 Payments on long-term borrowings                           (4,717)     (1,723)
 Cash dividends paid                                          (325)       (184)
 Other distributions to shareholders                        (3,821)     (1,722)
 Issuance of common stock under employee
  agreements, including associated tax benefit               6,299       7,093
                                                         ---------    --------
Net cash provided by (used in) financing activities         (2,407)      3,448
                                                         ---------    --------

Effect of foreign exchange rate changes on cash               (310)         11
                                                         ---------    --------
Net increase in cash and cash equivalents                    2,143       2,109
Cash and cash equivalents at beginning of period            16,861       9,241
                                                         ---------    --------
Cash and cash equivalents at end of period               $  19,004    $ 11,350
                                                         =========    ========

Cash paid in the period for:
 Interest                                                $     543    $  1,117
 Taxes                                                         950       2,427

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

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

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.
Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

New Accounting Standards

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

In June 2001 the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $1.8 million per year (or $0.05 per diluted share based on the weighted average share outstanding at June 30, 2001). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, applying those test will have on the Company's financial position and results of operations.

Foreign Currency

Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet. Income statement accounts denominated in foreign currencies are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholders' equity.

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $3.8 million and $4.3 million at June 30, 2001, and December 31, 2000, respectively.

2. Mergers and Acquisitions

Kensington Laboratories, Inc.
-----------------------------

In February 2001, the Company merged with Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. The Company issued 3,526,000 shares of its common stock to the KLI shareholders in the transaction. The transaction was accounted for as a pooling of interests, and, accordingly, the accompanying financial statements have been restated to incorporate the results of operations, financial position and cash flows of KLI for all periods presented. KLI's results are included in our Industrial and Scientific Technologies reportable segment in Note 9. Costs associated with this transaction of $9.2 million were charged to operations in the first quarter of 2001.

Net sales and net income of Newport and KLI were the following:

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30
                                   --------------------   --------------------
   (In thousands)                     2001       2000        2001       2000
                                    -------    -------    --------    --------
   Net sales:
    Newport                         $83,043    $52,769    $176,651    $ 99,536
    KLI                              17,491     10,135      33,150      17,151
    Less:  intercompany sales        (1,635)    (1,795)     (4,161)     (3,141)
    Combined                        $98,899    $61,109    $205,640    $113,546
                                    =======    =======    ========    ========
   Net income:
    Newport                         $ 7,579    $ 4,080    $ 13,923    $  7,338
    KLI                               4,563      4,787       5,161       7,761
                                    -------    -------    --------    --------
    Combined                        $12,142    $ 8,867    $ 19,084    $ 15,099
                                    =======    =======    ========    ========
   Earnings per share:
    Basic
     Newport                        $  0.21    $  0.14    $   0.39    $   0.26
     KLI                               0.12       0.14        0.14        0.22
                                    -------    -------    --------    --------
     Combined                       $  0.33    $  0.28    $   0.53    $   0.48
                                    =======    =======    ========    ========
    Diluted
     Newport                        $  0.20    $  0.13    $   0.37    $   0.24
     KLI                               0.12       0.13        0.13        0.20
                                    -------    -------    --------    --------
     Combined                       $  0.32    $  0.26    $   0.50    $   0.44
                                    =======    =======    ========    ========

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)


Design Technology Corporation
-----------------------------

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

Customer receivables consist of the following:

                                               June 30,   December 31,
     (In thousands)                                2001           2000
                                                -------        -------

     Customer receivables                       $73,546        $70,918
     Less allowance for doubtful accounts           848            677
                                                -------        -------
                                                $72,698        $70,241
                                                =======        =======
5. Inventories

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                            June 30,   December 31,
     (In thousands)                             2001           2000
                                            --------        -------

     Raw materials and purchased parts      $ 37,116        $24,949
     Work in process                          21,918         17,124
     Finished goods                           59,925         38,512
                                            --------        -------
                                            $118,959        $80,585
                                            ========        =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)


6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                 June 30,     December 31,
 (In thousands)                    2001           2000
                                 --------     ------------
 Land                            $    829          $   920
 Buildings                          4,779            5,304
 Leasehold improvements            19,453           14,725
 Machinery and equipment           55,493           49,652
 Office equipment                  23,237           20,786
                                 --------     ------------
                                  103,791           91,387
 Less accumulated depreciation     54,450           50,079
                                 --------     ------------
                                 $ 49,341          $41,308
                                 ========     ============

7. Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of the following:

                                             Three Months Ended     Six Months Ended
                                                    June 30,            June 30
                                             -------------------    ------------------
 (In thousands)                                2001        2000      2001       2000
                                             --------    -------    -------    -------
 Interest and dividend income                $ 3,335    $    108    $ 7,425    $   213
 Interest expense                               (249)       (695)      (619)    (1,348)
 Exchange gains (losses), net                     35         (34)       (19)       (45)
 Gains on sale of investments, net               585           -        930          -
 Other income (expense), net                    (160)          7       (256)       (62)
                                             --------    -------    -------    -------
                                             $ 3,546     $  (614)   $ 7,461    $(1,242)
                                             =======     =======    =======    =======

8. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

                                                     Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                     -------------------    ------------------
 (In thousands)                                       2001        2000       2001       2000
                                                     -------    --------    -------    -------
 Net income                                          $12,142    $  8,867    $19,084    $15,099
 Foreign currency translation gain (loss)             (1,019)         75     (3,316)      (972)
 Unrealized gain (loss) on marketable securities        (153)          -      1,355          -
                                                     -------    --------    -------    -------
                                                     $10,970    $  8,942    $17,123    $14,127
                                                     =======    ========    =======    =======

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2001
                                  (Unaudited)

9. Segment Reporting

The Company operates in three reportable segments, Industrial & Scientific Technologies, Fiber Optics & Photonics and Industrial Metrology Systems (formerly Video Metrology). Selected financial information for these segments for the three- and six-months ended June 30, 2001 and 2000 follows:


(In thousands)                            Industrial                    Industrial
                                         & Scientific   Fiber Optics     Metrology
                                         Technologies    & Photonics      Systems       Total
                                         ------------   -------------   -----------   ---------
Three Months Ended June 30, 2001:
---------------------------------
Sales to external customers                  $ 58,051        $35,628      $  5,220    $ 98,899
Segment income (loss)                          15,569          2,206        (3,198)     14,577

Three Months Ended June 30, 2000:
---------------------------------
Sales to external customers                  $ 41,342        $17,931      $  1,836    $ 61,109
Segment income (loss)                          10,696          2,095        (1,678)     11,113


Six Months Ended June 30, 2001:
-------------------------------
Sales to external customers                  $121,832        $70,916      $ 12,892    $205,640
Segment income (loss)                          34,261          4,020        (4,787)     33,494

Six Months Ended June 30, 2000:
-------------------------------
Sales to external customers                  $ 77,074        $32,936      $  3,536    $113,546
Segment income (loss)                          18,095          4,322        (3,272)     19,145

The following reconciles segment income to consolidated income before income taxes.

                                                         Three Months Ended             Six Months Ended
                                                                June 30,                     June 30,
                                                        -----------------------      ---------------------
     (In thousands)                                       2001            2000          2001        2000
                                                        --------        -------      --------    --------
     Segment income                                     $ 14,577        $11,113      $ 33,494    $ 19,145
     Unallocated acquisition and other
       non-recurring charges                                   -              -       (12,471)          -
     Interest and other income (expense), net              3,546           (614)        7,461      (1,242)
                                                        --------        -------      --------    --------
     Income before income taxes                         $ 18,123        $10,499      $ 28,484    $ 17,903
                                                        ========        =======      ========    ========

10. Subsequent Events

Subsequent to June 30, 2001, the Company announced staff reductions and other cost containment programs designed to bring the Company's expense structure in line with its current business outlook. The staff reductions, which constitute approximately 10% of the Company's workforce, primarily impact manufacturing and support capacities within the Fiber Optics and Photonics reportable segment.
The Company expects to record a charge in the third quarter of 2001 of approximately $1.0 to $1.5 million for employee severance. The Company is also evaluating certain assets, including goodwill, inventory and fixed assets for potential impairment. This charge, which would primarily be non-cash in nature, is expected to be in the range of $6.0 million to $10.0 million.

                               NEWPORT CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation for the Three Month and Six Month Periods Ended
        June 30, 2001 and 2000


                               INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements include (i) information regarding the expected third-quarter 2001 charge referenced under the heading "Mergers, Acquisitions and Other 2001 Events - Cost Containment Programs" below and in
Note 10 to the Financial Statements included herein, and (ii) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on certain assumptions, including that we will not lose a significant customer or customers or experience increased fluctuations of demand or cancellation or rescheduling of purchase orders, that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets and that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements will be realized, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. Certain of these risks are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2000. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 2001, with the three- and six-month periods ended June 30, 2000. This discussion should be read in conjunction with the financial statements and associated notes.

MERGERS, ACQUISITIONS AND OTHER 2001 EVENTS

During the three-month period ended March 31, 2001, the Company recorded non-recurring charges of $12.5 million related primarily to mergers and acquisitions. Of this amount, $9.2 million was related to the merger with Kensington Laboratories, Inc. ("KLI") and consisted of investment banking, legal and accounting fees. The Company also recorded a charge of $1.8 million for asset writedowns related to integration charges in connection with its December 2000 acquisition of the business of CE Johansson AB.

                              NEWPORT CORPORATION

                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2001 and 2000

Net income excluding the non-recurring charges incurred during the quarter ended March 31, 2001, and reflecting the pro forma tax effect of the conversion of KLI from an S-Corporation to a C-Corporation on the three- and six-month periods ended June 30, 2000 is presented below:

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------   -----------------
     (In thousands)                     2001      2000      2001      2000
                                      -------   -------   -------   -------
     Income before income taxes       $18,123   $10,499   $41,003   $17,903

     Income tax provision               5,981     3,547    13,531     5,909
                                      -------   -------   -------   -------
     Net income                       $12,142   $ 6,952   $27,472   $11,994

     Earnings per share:
     Basic                            $  0.33   $  0.22   $  0.76   $  0.38
     Diluted                          $  0.32   $  0.20   $  0.72   $  0.35

Kensington Laboratories, Inc.
-----------------------------

In February 2001, the Company merged with KLI, a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. The Company issued 3,526,000 shares of its common stock to the KLI shareholders in the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to incorporate the results of operations, financial position and cash flows of KLI for all periods presented.

Design Technology Corporation
-----------------------------

In February 2001, the Company acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method.

Cost Containment Programs
-------------------------

Subsequent to June 30, 2001, the Company announced staff reductions and other cost containment programs designed to bring the Company's expense structure in line with its current business outlook. The staff reductions, which constitute approximately 10% of the Company's workforce, primarily impact manufacturing and support capacities within the Fiber Optics and Photonics reportable segment.
The Company expects to record a charge in the third quarter of 2001 of approximately $1.0 to $1.5 million for employee severance. The Company is also evaluating certain assets, including goodwill, inventory and fixed assets for potential impairment. This charge, which would primarily be non-cash in nature, is expected to be in the range of $6.0 million to $10.0 million.

                              NEWPORT CORPORATION

                    Management's Discussion and Analysis of
             Financial Condition and Results of Operations (Cont'd)
               Three and Six Months Ended June 30, 2001 and 2000


                             RESULTS OF OPERATIONS

FINANCIAL ANALYSIS
                                                                                         Period-to-Period
                                                                                        Increase (Decrease)
                                                                                        -------------------
                                                     Percentage of Net Sales             Three         Six
                                           -----------------------------------------     Months       Months
                                           Three Months Ended       Six Months Ended     Ended        Ended
                                                 June 30,               June 30,              June 30,
                                           ------------------      -----------------     -------------------
                                            2001        2000        2001       2000      2001        2001
                                           -----       -----       -----       -----     -----       -----
Net sales                                  100.0%      100.0%      100.0%      100.0%     61.8%       81.1%
Cost of sales, including asset
 writedown of $1,788,000 related to
 acquisition integration in the three
 months ended March 31, 2001                58.5        52.7        57.9        53.1      79.6        97.3
                                           -----       -----       -----       -----
 Gross profit                               41.5        47.3        42.1        46.9      42.0        62.8

Selling, general and
 administrative expense                     18.5        19.8        18.7        20.5      50.5        65.1
Research and
 development expense                         8.3         9.3         8.0         9.5      44.9        52.6
Acquisition and other
 non-recurring charges                         -           -         5.2           -         -       100.0
                                           -----       -----       -----       -----
 Income from operations                     14.7        18.2        10.2        16.9      31.2         9.8
Interest and other income
 (expense), net                              3.6        (1.0)        3.7        (1.1)       NM          NM
                                           -----       -----       -----       -----
 Income before income taxes                 18.3        17.2        13.9        15.8      72.6        59.1
Income taxes                                 6.0         2.7         4.6         2.5     266.5       235.2
                                           -----       -----       -----       -----
 Net income                                 12.3        14.5         9.3        13.3      36.9        26.4
                                           =====       =====       =====       =====

NM = not meaningful

Net Sales    Net sales for the three- and six-month periods ended June 30, 2001 were $98.9 million and $205.6 million, respectively, compared with $61.1 million and $113.5 million, respectively, for the three- and six-month periods ended June 30, 2000. The results reflect increases of 61.8% and 81.1%, respectively, when compared with the corresponding periods of the previous year. The sales increases for the three-and six-month periods were due primarily to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets, as well as the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 periods.

Three- and six-month sales to the fiber optic communications market were $36.2 million and $80.8 million, respectively, reflecting increases of $14.4 million, or 66.2%, and $42.2 million, or 109.3%, compared with the corresponding prior year periods. Sales to the semiconductor equipment market totaled $28.2 million and $55.3 million for the three- and six-month periods ended June 30, 2001, reflecting increases of $12.0 million, or 73.8%, and $27.3 million, or 97.3%, respectively, compared with the corresponding periods in 2000. Three- and six-month sales to the general metrology market were $20.7 million and $41.3 million, respectively, reflecting increases of $9.4 million, or 82.5%, and $19.4 million, or 88.9%, compared with the corresponding prior year periods. The increases in sales to the general metrology market were also due to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 periods. Three- and six-month sales to the other market segments, including aerospace and research and computer peripherals, were $13.8 million and $28.2 million, respectively, reflecting increases of $2.0 million, or 14.9%, and $3.2 million, or 11.4%, compared with the corresponding prior year periods.

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                   Three and Six Months Ended June 30, 2001


Domestic sales totaled $67.8 million and $137.8 million for the three- and six-month periods ended June 30, 2001, respectively, reflecting increases of $23.8 million, or 54.1%, and $52.2 million, or 60.9%, compared with the corresponding periods in 2000. The increase for the quarter was due primarily to sales increases in the fiber optic communications, semiconductor equipment, and general metrology markets of $7.9 million, or 55.5%, $10.8 million, or 69.3%, and $3.7 million, or 52.7%, respectively. Domestic sales to the other market segments increased $1.4 million, or 20.0%, over the second quarter of 2000. The increase for the six-month period ended June 30, 2001 was primarily due to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets of $22.1 million, or 80.4%, $25.5 million, or 94.7%, and $5.1 million, or 35.1%, respectively, compared with the corresponding prior year period, offset in part by a decrease in sales to the other market segments of $0.5 million, or 2.8%, compared with the period year period. The increase in domestic sales to the general metrology market was partly due to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 periods.

International sales totaled $31.1 million and $67.8 million for the three- and six-month periods ended June 30, 2001, respectively, reflecting increases of $14.0 million, or 81.8%, and $39.9 million, or 143.0%, compared with the corresponding periods in 2000. The increase for the quarter was due primarily to sales increases in the fiber optic communications, semiconductor equipment, and general metrology markets of $6.5 million, or 86.1%, $1.2 million, or 202.7%, and $5.7 million, or 130.0%, respectively. International sales to the other market segments also increased $0.6 million, or 12.6%, over second quarter of 2000. The increase for the six-month period ended June 30, 2001 was due primarily to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets of $20.1 million, or 180.6%, $1.8 million, or 165.9%, and $14.3 million, or 193.8%, respectively, compared with the corresponding prior year period. International sales to the other market segments also increased $3.7 million, or 44.1%, compared with the prior year period. Geographically, second quarter 2001 sales to customers in Europe and the Pacific Rim increased $12.8 million, or 154.8%, and $1.7 million, or 39.1%, respectively. Second quarter 2001 sales to customers in Canada decreased $1.1 million, or 37.9% from the prior year period. For the six-month period ended June 30, 2001, sales to customers in Europe, the Pacific Rim and Canada increased $25.4 million, or 153.1%, $7.8 million, or 100.9%, and $2.5 million, or 40.8%, respectively. Increased European sales to the general metrology market were due primarily to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in 2000. European sales for the three- and six-month periods were reduced by $0.8 million and $1.3 million, respectively, compared with the same periods in 2000, because of a negative foreign exchange rate impact due to the strength of the U.S. dollar versus the euro in the current year periods.

GROSS MARGIN Gross margins for the three- and six-month periods ended June 30, 2001 were 41.5% and 42.1%, respectively, compared with margins of 47.3% and 46.9% in the corresponding periods in 2000. Margin for the six-month period in 2001 included an asset writedown of $1.8 million related to acquisition integration. Excluding this charge, gross margin for the six-month period in 2001 would have been 43.0%. The decrease in gross margins for both the three- and six-month periods were due primarily to higher manufacturing costs within the Fiber Optics and Photonics division. In addition, in the second quarter of 2001, the Company's margins were negatively impacted by a few unusually low-margin sales of semiconductor products. Further, gross margins for the three- and six-month periods in 2000 reflect significantly higher than usual margins in KLI's operations, whereas gross margins for the 2001 periods reflect the additional costs incurred to expand the infrastructure of the KLI operations.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSE SG&A expenses totaled $18.2 million, or 18.5% of net sales, and $38.5 million, or 18.7% of net sales, for the three- and six-month periods ended June 30, 2001. The increase in SG&A expenses of $6.1 million, or 50.5% versus the second quarter of 2000, was less than the sales increase of 61.8%, reflecting the Company's efforts to leverage expenses. The increase in total SG&A dollars resulted primarily from increases in expenses from recently acquired businesses as well as from additional costs required to support the year over year sales growth.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE R&D expenses totaled $8.2 million, or 8.3% of net sales, and $16.4 million, or 8.0% of net sales, for the three- and six-month periods ended June 30, 2001. R&D expenses increased $2.6 million, or 44.9% compared with the prior year quarter. The increase was attributable primarily to increased costs related to the development of a number of new products and product enhancements including extending the range of our automated packaging and test equipment product lines for the fiber optic communications market,

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                   Three and Six Months Ended June 30, 2001


technology enhancements to the LaserWeld and AutoAlign packaging workstation, development of laser diode burn-in and characterization products, and the development of 3D multi-sensor measurement capabilities for our video metrology software.

ACQUISITION AND OTHER NON-RECURRING CHARGES Acquisition and other non-recurring charges of $10.7 million were recorded in the three-month period ended March 31, 2001 and consisted primarily of investment banking, legal and accounting fees associated with transactions.

INTEREST AND OTHER INCOME (EXPENSE), NET Interest and other income (expense), net, totaled $3.5 million and $7.5 million for the three- and six-month periods ended June 30, 2001, compared with expenses of $0.6 million and $1.2 million for the corresponding prior year periods. The increase is a result of interest income attributable to the proceeds from the secondary offering completed in July 2000.

INCOME TAXES The effective tax rate for the three- and six-month periods ended June 30, 2001, was 33.0% versus 15.5% and 15.7%, for the corresponding prior year periods. The increase in the effective tax rate was primarily the result of earnings attributable to KLI for which a tax provision was not recorded in the prior year due to KLI's S-Corp income tax status.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $15.9 million for the six-month period June 30, 2001 was primarily attributable to an increase in our receivables and inventories resulting from our increased sales levels, offset in part by our operating income plus non-cash items, principally depreciation and amortization. Our customer receivables increased by $2.5 million, or 3.5%, from the end of 2000. Despite the increase in total accounts receivables, the days sales outstanding ratio improved to 57 days in the second quarter 2001 from 68 days in the fourth quarter of 2000. Our inventories increased $38.4 million, or 47.6%, in the second quarter of 2001 compared with the fourth quarter of 2000 due primarily to production planning associated with our goal of maintaining competitive manufacturing lead times and to meet requirements of existing customer orders. Inventory turns were consistent with prior year-end levels.

Net cash provided by investing activities of $20.8 million for the six-month period ended June 30, 2001, was principally attributable to the net sales of marketable securities, offset in part by net purchases of property, plant and equipment, as well as of recently acquired businesses.

Net cash used in financing activities of $2.4 million for the six-month period ended June 30, 2001, was principally attributable to the payment of cash dividends and payments on long-term borrowings, offset in part by the issuance of common stock in connection with employee stock option and purchase plans.

At June 30, 2001, we had in place a $10.0 million unsecured line of credit expiring March 5, 2004 and a $10.0 million unsecured line of credit expiring March 4, 2002. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option, plus an unused line fee of 0.2% per year. At June 30, 2001, there were no balances outstanding under the lines of credit, with $18.4 million available under the combined lines, after considering outstanding letters of credit.

We believe our current working capital position together with estimated cash flows from operations and existing credit availability will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures and our debt payment requirements for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks, and there can be no assurance that we will not require additional funding in the future.

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

                              NEWPORT CORPORATION
                   Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                   Three and Six Months Ended June 30, 2001


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

International operations constituted approximately 29% and 42% of our consolidated operating profit for the three- and six-month periods ended June 30, 2001. Excluding non-recurring charges, international operations would have constituted approximately 26% of our consolidated operating profit for the six-months ended June 30, 2001. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar, Swedish krona and Swiss franc. We estimate that a 10% change in foreign exchange rates would have affected reported net income by approximately $0.3 million and $0.6 million for the three- and six-month periods ended June 30, 2001. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Transaction gains and losses arise from monetary assets and liabilities denominated in currencies other than a subsidiary's functional currency. Net foreign exchange gains and losses were not material to our earnings for the last three years.

                              NEWPORT CORPORATION
      Quantitative and Qualitative Disclosures About Market Risk (Cont'd)


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

Our investments in marketable securities, which totals $244.8 million at June 30, 2001, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $0.2 million and $0.5 million for both the three- and six-month periods ended June 30, 2001.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.


                          PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

         (a)  The Company held its Annual Meeting of Stockholders on
              May 30, 2001 for the purpose of acting on the following proposals:

              (1) Proposal One to elect Robert G. Deuster and William R. Rauth III as Class I directors of the Company:

                           Number of      Number of         Number of           Number of
Name                      Votes "For"   Votes "Against"   Votes "Withheld"   Broker "Non Votes"
--------------------      -----------   ---------------   ----------------   ------------------
Robert G. Deuster          29,495,637         0              3,164,640               0
William R. Rauth III       28,983,294         0              3,676,982               0

              (2) Proposal Two to amend the Company's Articles of Incorporation to increase the number of authorized common shares from seventy-five million (75,000,000) to two hundred million (200,000,000):

                Number of         Number of         Number of           Number of
               Votes "For"      Votes "Against"   Votes "Withheld"   Broker "Non Votes"
               -----------      ---------------   ----------------   ------------------
               25,861,899         6,765,196           33,182                0

              (3) Proposal Three to amend the Company's Articles of Incorporation to authorize a class of preferred stock, to consist of ten million (10,000,000) shares:

                Number of             Number of         Number of           Number of
               Votes "For"          Votes "Against"   Votes "Withheld"   Broker "Non-Votes"
               -----------          ---------------   ----------------   ------------------
                6,251,285              18,175,210          89,403            8,144,379

             (4)  Proposal Four to approve the Company's 2001 Stock Incentive
                  Plan:

                Number of              Number of         Number of           Number of
               Votes "For"           Votes "Against"   Votes "Withheld"   Broker "Non-Votes"
               -----------           ---------------   ----------------   ------------------
                12,895,193             11,424,194          196,511            8,144,379

                              NEWPORT CORPORATION
                           PART II OTHER INFORMATION


             (5) Proposal Five to approve an amendment to the Company's Employee Stock Purchase Plan to accelerate the eligibility date for employee participation under the Plan

                Number of               Number of         Number of           Number of
               Votes "For"           Votes "Against"   Votes "Withheld"   Broker "Non-Votes"
               -----------           ---------------   ----------------   ------------------
               32,364,295                234,893             61,089               0

             (6) Proposal Six to ratify the appointment of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001:

                Number of               Number of         Number of           Number of
               Votes "For"           Votes "Against"   Votes "Withheld"   Broker "Non-Votes"
               -----------           ---------------   ----------------   ------------------
               32,325,403                263,254            71,621                0

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              Exhibit 3.1 Certificate of Amendment to Articles of Incorporation, as filed June 26, 2001

         (b)  Reports on Form 8-K
              -------------------

              On April 18, 2001, the Company filed an Amended Current Report on Form 8-K/A to file the financial statements and pro forma financial information required by Item 7 of Form 8-K with respect to the Company's merger with Kensington Laboratories, Inc.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEWPORT CORPORATION
                                         (Registrant)
Dated: August 14, 2001

                                    By:        /s/ CHARLES F. CARGILE
                                        --------------------------------------
                                        Charles F. Cargile, Principal Financial
                                        Officer, duly authorized to sign on
                                        behalf of the Registrant