Form 10-Q
period 2001-09-30
NEWPORT CORP
filed 2001-11-14
CIK 225263

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                      ***

                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended    September 30, 2001
                                            -----------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ____________

                        Commission File Number    0-1649
                                              --------------------

                              NEWPORT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Nevada                                   94-0849175
--------------------------------------------------------------------------------
          (State or other Jurisdiction                      (IRS Employer
           of incorporation or organization)             Identification No.)

                 1791 Deere Avenue, Irvine, CA                 92606
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (949) 863-3144
                                                  --------------------------
                                      N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X    No  ____
                                      -----

The number of shares outstanding of the issuer's common stock as of September 30, 2001, was 36,647,105.

                Exhibit Index on Sequentially Numbered Page 20

                              NEWPORT CORPORATION


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                    Page Number
Item 1:  Financial Statements:

         Consolidated Statement of Operations and Condensed
          Consolidated Statement of Stockholders' Equity for the Three and
          Nine Months ended September 30, 2001 and 2000.                                3

         Consolidated Balance Sheet at September 30, 2001 and
          December 31, 2000.                                                            4

         Consolidated Statement of Cash Flows for the Nine
          Months ended September 30, 2001 and 2000.                                     5

         Notes to Condensed Consolidated Financial Statements.                       6-12

Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                      13-19

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.                19-20

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.                                              20

SIGNATURE                                                                              20

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              NEWPORT CORPORATION
                   Consolidated Statement of Operations and
           Condensed Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

(In thousands, except per share amounts)                                     Three Months Ended                Nine Months Ended
                                                                                September 30,                   September 30,
                                                                                -------------                   -------------
                                                                                2001       2000                2001        2000
                                                                                ----       ----                ----        ----
Net sales                                                                     $  62,903   $ 73,629            $268,543   $187,175
Cost of sales (see Note 2)                                                       66,003     40,959             185,029    101,291
                                                                              ---------   --------            --------   --------
Gross profit (loss)                                                              (3,100)    32,670              83,514     85,884

Selling, general and administrative
  expense (see Note 2)                                                           16,880     14,201              55,344     37,492
Research and development expense                                                  7,689      6,449              24,133     17,227
Restructuring and impairment charges (see Note 2)                                13,438          -              13,438          -
Acquisition and other non-recurring charges (see Note 3)                              -          -              10,683          -
                                                                              ---------   --------            --------   --------
Income (loss) from operations                                                   (41,107)    12,020             (20,084)    31,165

Interest and other income, net                                                    3,108      3,135              10,569      1,893
                                                                              ---------   --------            --------   --------
Income (loss) before income taxes                                               (37,999)    15,155              (9,515)    33,058

Income tax provision (benefit)                                                  (12,540)     3,941              (3,140)     6,745
                                                                              ---------   --------            --------   --------
Net income (loss)                                                              ($25,459)  $ 11,214             ($6,375)  $ 26,313
                                                                              =========   ========            ========   ========

Net income (loss) per share:
 Basic                                                                           ($0.70)     $0.32              ($0.18)     $0.81
 Diluted                                                                         ($0.70)     $0.30              ($0.18)     $0.75

Number of shares used to calculate net income per share:

 Basic                                                                           36,487     34,514              36,335     32,679
 Diluted                                                                         36,487     36,827              36,335     35,126

Pro forma information reflecting the tax effect of the conversion of Kensington Laboratories, Inc. from an S-Corporation to a C-Corporation

Income (loss) before income taxes                                              ($37,999)  $ 15,155             ($9,515)  $ 33,058

Income tax provision (benefit)                                                  (12,540)     5,155              (3,140)    11,064
                                                                              ---------   --------            --------   --------
Net income (loss)                                                              ($25,459)  $ 10,000             ($6,375)  $ 21,994
                                                                              =========   ========            ========   ========
Earnings (loss) per share:
 Basic                                                                           ($0.70)     $0.29              ($0.18)     $0.67
 Diluted                                                                         ($0.70)     $0.27              ($0.18)     $0.63

Stockholders' equity, beginning of period                                     $ 507,208   $103,131            $485,965   $ 83,246
Net income (loss)                                                               (25,459)    11,214              (6,375)    26,313
Dividends                                                                             -          -                (358)      (284)
Other distributions to shareholders                                                   -       (677)             (3,821)    (2,374)
Other comprehensive income (loss)                                                 2,756     (1,827)                795     (2,799)
Deferred compensation                                                               412        479                 673     (1,058)
Issuance of common stock                                                          1,145    337,731               9,183    347,007
                                                                              ---------   --------            --------   --------
Stockholders' equity, end of period                                           $ 486,062   $450,051            $486,062   $450,051
                                                                              =========   ========            ========   ========

                            See accompanying notes

                              NEWPORT CORPORATION
                          Consolidated Balance Sheet

(In thousands, except share data)
                                                                           September 30,    December 31,
                                                                                 2001           2000
                                                                                 ----           ----
ASSETS                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                                                      $  4,477       $ 16,861
 Marketable securities                                                           263,921        289,781
 Customer receivables, net                                                        58,298         70,241
 Income tax receivable                                                                 -          4,110
 Inventories                                                                      94,421         80,585
 Deferred tax assets                                                              27,423         17,720
 Other current assets                                                              9,218          7,836
                                                                                --------       --------

   Total current assets                                                          457,758        487,134

Property, plant and equipment, at cost, net                                       47,567         41,308
Goodwill, net                                                                     27,433         18,805
Investments and other assets                                                       8,890          9,773
                                                                                --------       --------

                                                                                $541,648       $557,020
                                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $ 14,259       $ 24,797
 Accrued payroll and related expenses                                             13,013         13,313
 Deferred revenue                                                                    673          2,696
 Other current liabilities                                                        13,910         12,444
 Current portion of long-term debt                                                 7,958          7,590
                                                                                --------       --------

   Total current liabilities                                                      49,813         60,840

Long-term debt                                                                     4,479          9,540
Other liabilities                                                                  1,294            675

Commitments and contingencies

Stockholders' equity:
 Common stock, $.1167 par value, 200,000,000 shares authorized;
  36,647,000 shares issued and outstanding at September 30, 2001;
  36,168,000 shares at December 31, 2000                                           4,275          4,220
 Capital in excess of par value                                                  384,106        374,978
 Unamortized deferred compensation                                                  (321)          (996)
 Accumulated other comprehensive loss                                             (6,440)        (7,235)
 Retained earnings                                                               104,442        114,998
                                                                                --------       --------
Total stockholders' equity                                                       486,062        485,965
                                                                                --------       --------
                                                                                $541,648       $557,020
                                                                                ========       ========

                            See accompanying notes

                              NEWPORT CORPORATION
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


(In thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                             2001        2000
                                                        ---------   ---------
Operating activities:
 Net income (loss)                                        ($6,375)  $  26,313
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                           11,120       8,836
   Increase in receivables and inventory provisions        27,217       2,431
   Other non-cash items, net                               (1,030)       (272)
   Changes in operating assets and liabilities:
     Customer receivables                                  12,151     (18,365)
     Income tax receivable, net                             3,922      (9,580)
     Inventories                                          (38,381)    (25,529)
     Other current assets                                  (1,831)     (1,518)
     Other assets                                            (470)        (40)
     Accounts payable and other accrued expenses           (8,174)     12,671
     Deferred revenue                                      (3,762)      1,206
     Other, net                                               616         (60)
                                                        ---------   ---------
Net cash used in operating activities                      (4,997)     (3,907)
                                                        ---------   ---------

Investing activities:
 Purchases of property, plant and equipment               (19,395)    (10,650)
 Acquisition of businesses, net of cash acquired          (12,833)        (50)
 Purchases of marketable securities                      (473,962)   (311,653)
 Sales of marketable securities                           502,529           -
 Payments for equity investment                            (1,250)     (1,510)
 Proceeds from sale of equity investment                        -       1,430
 Payments for in-process technology                             -        (834)
                                                        ---------   ---------
Net cash used in investing activities                      (4,911)   (323,267)

Financing activities:
 Payments on long-term borrowings                          (4,861)     (4,169)
 Cash dividends paid                                         (690)       (468)
 Other distributions to shareholders                       (3,821)     (2,372)
 Proceeds from sale of common stock, net                        -     329,851
 Issuance of common stock under employee
   agreements, including associated tax benefit             7,444      14,949
 Payments on line of credit                                     -     (10,150)
                                                        ---------   ---------
Net cash provided by (used in) financing activities        (1,928)    327,641
                                                        ---------   ---------

Effect of foreign exchange rate changes on cash              (548)       (304)
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents      (12,384)        163
Cash and cash equivalents at beginning of period           16,861       9,241
                                                        ---------   ---------
Cash and cash equivalents at end of period              $   4,477   $   9,404
                                                        =========   =========

Cash paid in the period for:
 Interest                                               $     553   $   1,411
 Taxes                                                        950       3,536


                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)

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

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, including restricted stock, and the dilutive effects of common stock equivalents (stock options), determined using the treasury stock method, outstanding during the periods. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

New Accounting Standards

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144") effective for fiscal years beginning after December 15, 2001. Under Statement 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company is required to adopt Statement 144 in its fiscal year beginning January 1, 2002. The Company is currently assessing the expected financial impact of Statement 144 on its consolidated financial statements.

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

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $1.6 million per year (or $0.04 per diluted share based on the weighted average share outstanding at September 30,
2001).  During 2002, the Company will perform the first of the required

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)


impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect, if any, applying those tests will have on the Company's financial position and results of operations.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $6.4 million and $4.3 million at September 30, 2001, and December 31, 2000, respectively.

2. Restructuring and Impairment Charges

In July and September 2001, due to the continued weak economic environment in the Company's key end markets, the Company reduced its sales forecasts and announced a cost reduction program designed to bring its operating structure in line with its current business outlook. These initiatives included headcount reductions, facility consolidations and product rationalizations.

During the third quarter of 2001, the Company reduced its workforce at its Garden Grove, CA, Irvine, CA, San Luis Obispo, CA and Longmont, CO operations. Severance and other costs related to such reductions totaled $3.4 million and represented 20% of the Company's worldwide workforce, or approximately 400 employees.

Facility consolidations included the consolidation of the San Luis Obispo, CA, Garden Grove, CA, and Longmont, CO operations into expanded facilities in Irvine, CA. The Company expects all consolidation activities to be completed by June 30, 2002. Costs related to the facility consolidations totaled $9.3 million and included reserves for asset impairments of $5.4 million, lease termination costs of $2.1 million and the write-off of goodwill of $1.8 million.

The following table summarizes the activities in the Company's restructuring reserves (in thousands):

                             Employee      Facility
                            Severance   Consolidations   Other    Total
                            ----------  ---------------  ------  --------
Restructuring and asset
  impairment charges          $3,366       $ 9,348       $ 724   $13,438
Cash payments                   (518)          (31)       (116)     (665)
Write-offs                      (337)       (5,861)       (601)   (6,799)
                              ------       -------       -----   -------
Accrued restructuring at
  September 30, 2001          $2,511       $ 3,456       $   7   $ 5,974
                              ======       =======       =====   =======

The accrued restructuring reserve is included in other current liabilities in the accompanying consolidated balance sheet.

In addition to the workforce reductions and facility consolidations discussed above, the Company revised its sales forecasts given current market conditions, and as a result established reserves for excess and obsolete inventory in the amount of $24.4 million.

                            See accompanying notes

                    NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)

The Company also established reserves in the amount of $0.7 million related to capitalized software costs and $0.6 million for other costs related to the restructuring.

The table below summarizes the reserves established in connection with the cost reduction program and where those charges have been reflected in the accompanying consolidated statement of operations for the three- and nine-months ended September 30, 2001 (in thousands):

                            Cost of  Selling, General &
                             Sales     Administrative     Total
                             -----     --------------     -----
Inventory reserves          $24,393         $  -         $24,393
Other                           710          631           1,341
                            -------         ----         -------
Total                       $25,103         $631         $25,734
                            =======         ====         =======

The restructuring and asset impairment charges, inventory reserves and other charges relate to the following business segments (in thousands):

Fiber Optics & Photonics                     $28,636
Industrial Metrology Systems                   3,883
Industrial & Scientific Technologies           3,684
Non-segment related                            2,969
                                             -------
Total                                        $39,172
                                             =======

3. Mergers and Acquisitions

Kensington Laboratories, Inc.

In February 2001, the Company merged with Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. The Company issued 3,526,000 shares of its common stock to the KLI shareholders in the transaction. The transaction was accounted for as a pooling of interests, and, accordingly, the accompanying unaudited condensed consolidated financial statements have been restated to incorporate the results of operations, financial position and cash flows of KLI for all periods presented. KLI's results are included in our Industrial and Scientific Technologies reportable segment in Note 10.

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)


Net sales and net income of Newport and KLI were the following:

                               Three Months Ended                  Nine Months Ended
                                  September 30,                      September 30,
                                  -------------                      -------------
(In thousands)                   2001         2000                2001          2000
                                 ----         ----                ----          ----
Net sales:
 Newport                      $  52,430      $66,594           $ 229,081      $166,130
 KLI                             11,031        9,080              44,181        26,231
 Less: intercompany sales          (558)      (2,045)             (4,719)       (5,186)
                              ---------      -------           ---------      --------
 Combined                     $  62,903      $73,629           $ 268,543      $187,175
                              =========      =======           =========      ========

Net income:
 Newport                       ($27,456)     $ 8,179            ($13,533)     $ 15,517
 KLI                              1,997        3,035               7,158        10,796
                              ---------      -------           ---------      --------
 Combined                      ($25,459)     $11,214             ($6,375)     $ 26,313
                              =========      =======           =========      ========

Earnings per share:
 Basic
 Newport                      $   (0.75)     $  0.26              ($0.37)     $   0.54
 KLI                               0.05         0.06                0.19          0.27
                              ---------      -------           ---------      --------
 Combined                        ($0.70)     $  0.32              ($0.18)     $   0.81
                              =========      =======           =========      ========

 Diluted
 Newport                         ($0.75)        0.24              ($0.37)     $   0.49
 KLI                               0.05         0.06                0.19          0.26
                              ---------      -------           ---------      --------
 Combined                        ($0.70)     $  0.30              ($0.18)     $   0.75
                              =========      =======           =========      ========

Design Technology Corporation

In February 2001, the Company acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method.

In connection with these acquisitions, during the three-month period ended March 31, 2001, the Company recorded non-recurring charges of $12.5 million. Of this amount, $9.2 million was related to the acquisition of Kensington Laboratories, Inc. ("KLI") and consisted of investment banking, legal and accounting fees.
The Company also recorded a charge of $1.8 million for asset writedowns related to integration charges in connection with its December 2000 acquisition of the business of CE Johansson AB.

The table below summarizes where the above non-recurring charges have been reflected in the accompanying consolidated statement of operations for the period ended September 30, 2001:

                                          Cost of  Selling, General &
                                           Sales     Administrative     Total
                                           -----     --------------     -----
Acquisition and other one-time charges     $    -        $10,683       $10,683
Asset writedown                             1,788              -         1,788
                                           ------        -------       -------
Total related charges                      $1,788        $10,683       $12,471
                                           ======        =======       =======

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)

4. Marketable Securities

Marketable securities consist of money market funds, certificates of deposit, commercial paper and funding agreements, U.S. agency notes, corporate notes and bonds and asset-backed securities. These securities are stated at current fair market value. The excess of fair market value over book value is included as a component of comprehensive income (see Note 8).

5. Customer Receivables

The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

                                                 September 30,  December 31,
         (In thousands)                              2001          2000
                                                     ----          ----
         Customer receivables                       $59,864       $70,918
         Less allowance for doubtful accounts         1,566           677
                                                    -------       -------
                                                    $58,298       $70,241
                                                    =======       =======
6. Inventories


Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

                                                                      September 30,  December 31,
         (In thousands)                                                   2001          2000
                                                                          ------       -------
         Raw materials and purchased parts                               $28,095       $24,949
         Work in process                                                  19,553        17,124
         Finished goods                                                   46,773        38,512
                                                                         -------       -------
                                                                         $94,421       $80,585
                                                                         =======       =======

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                                       September 30,  December 31,
         (In thousands)                                                    2001          2000
                                                                           ----          ----
         Land                                                            $   888       $   920
         Buildings                                                         5,120         5,304
         Leasehold improvements                                           19,175        14,725
         Machinery and equipment                                          57,428        49,652
         Office equipment                                                 24,556        20,786
                                                                         -------       -------
                                                                         107,167        91,387
         Less accumulated depreciation                                    59,600        50,079
                                                                         -------       -------
                                                                        $ 47,567       $41,308
                                                                         =======       =======


                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)

8. Interest and Other Income, Net

Interest and other income, net, consists of the following:

                                                                                       Three Months Ended     Nine Months Ended
                                                                                          September 30,         September 30
                                                                                          -------------         ------------
        (In thousands)                                                                   2001       2000       2001      2000
                                                                                         ----       ----       ----      ----
        Interest and dividend income                                                  $   2,980   $  3,521   $  10,405   $  3,734
        Interest expense                                                                   (301)      (493)       (920)    (1,841)
        Exchange gains                                                                      492        215         472        170
        Gains (losses) on sale of investments, net                                           84         (8)      1,013         (8)
        Other                                                                              (147)      (100)       (401)      (162)
                                                                                      ---------   --------   ---------   --------
                                                                                      $   3,108   $  3,135   $  10,569   $  1,893
                                                                                      =========   ========   =========   ========

9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:

                                                                                      Three Months Ended     Nine Months Ended
                                                                                           September 30,       September 30,
                                                                                           -------------       -------------
        (In thousands)                                                                   2001       2000       2001      2000
                                                                                         ----       -----      ----      ----
        Net income (loss)                                                              ($25,459)  $ 11,214    ($6,375)  $ 26,313
        Foreign currency translation gain (loss)                                          1,405        620     (1,911)    (1,546)
        Unrealized gain on marketable securities                                          1,351          -      2,706          -
                                                                                      ---------   --------   --------   --------
                                                                                       ($22,703)  $ 11,834    ($5,580)  $ 24,767
                                                                                      =========   ========   ========   ========

10. Segment Reporting

The Company operates in three reportable segments, Industrial & Scientific Technologies, Fiber Optics & Photonics and Industrial Metrology Systems (formerly Video Metrology). Selected financial information for these segments for the three- and nine-months ended September 30, 2001 and 2000 follows:

(In thousands)                              Industrial                    Industrial
                                           & Scientific   Fiber Optics    Metrology
                                           Technologies   & Photonics      Systems     Total
                                           ------------   -----------      -------     -----
Three Months Ended September 30, 2001:
--------------------------------------
Sales to external customers                   $ 42,591       $15,436      $ 4,876   $ 62,903
Segment income (loss)                            6,700        (6,196)      (2,439)    (1,935)

Three Months Ended September 30, 2000:
--------------------------------------
Sales to external customers                   $ 47,480       $24,542      $ 1,607   $ 73,629
Segment income (loss)                           11,285         2,497       (1,762)    12,020


Nine Months Ended September 30, 2001:
-------------------------------------
Sales to external customers                   $164,423       $86,352      $17,768   $268,543
Segment income (loss)                           40,961        (2,176)      (7,226)    31,559

Nine Months Ended September 30, 2000:
-------------------------------------
Sales to external customers                   $124,554       $57,478      $ 5,143   $187,175
Segment income (loss)                           29,380         6,819       (5,034)    31,165

                            See accompanying notes

                              NEWPORT CORPORATION
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                  (Unaudited)

The following reconciles segment income to consolidated income before income taxes.

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,            September 30,
                                                               -------------            -------------
        (In thousands)                                         2001      2000           2001      2000
                                                               ----      ----           ----      ----
        Segment income                                        ($1,935)  $12,020       $ 31,559   $31,165
        Unallocated restructuring, acquisition and
           other non-recurring charges (see Notes 2 and 3)    (39,172)        -        (51,643)        -
        Interest and other income (expense), net                3,108     3,135         10,569     1,893
                                                             --------   -------       --------   -------
        Income before income taxes                           ($37,999)  $15,155        ($9,515)  $33,058
                                                             ========   =======       ========   =======

                            See accompanying notes

                              NEWPORT CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation for the Three Month and Nine Month Periods Ended September 30, 2001 and 2000

                               INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements include (i) information contained in Note 1 to the Financial Statements included herein regarding the expected effect of the application of FASB Statement No. 142 on the Company's future operating results, and (ii) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on certain assumptions, including that we will not lose a significant customer or customers or experience increased fluctuations of demand or cancellation or rescheduling of purchase orders, that our markets will continue to grow, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets, that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials, that we will successfully integrate our acquired and to-be-acquired companies, that terrorist activity and acts of ware and the resulting economic uncertainly will not have a material adverse effect on our business or operating results, and that power interruptions and electricity rate increases will not have a material adverse effect on our business or operating results. Assumptions relating to the foregoing involve judgments and risks with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements will be realized, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. Certain of these risks are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2000. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the period included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 2001, with the three- and nine-month periods ended September 30, 2000. This discussion should be read in conjunction with the financial statements and associated notes.

MERGERS AND ACQUISITIONS AND OTHER 2001 EVENTS

Current 2001 Events

In July and September 2001, due to the continued weak economic environment in our key end markets, we revised our sales forecasts and announced a cost reduction program designed to bring its operating structure in line with its current

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001

business outlook. These initiatives included headcount reductions, facility consolidations and product rationalizations.

During the third quarter of 2001, we reduced our workforce at its Garden Grove, Irvine, San Luis Obispo, CA and Longmont, CO operations. Severance and other costs related to such reductions totaled $3.4 million and represented 20% of our worldwide workforce, or approximately 400 employees.

Facility consolidations included the consolidation of the San Luis Obispo, CA, Garden Grove, CA, and Longmont, CO operations into an expanded campus in Irvine, CA. We expect all consolidation activities to be completed by June 30, 2002. Costs related to the facility consolidations totaled $9.3 million and include reserves for asset impairments of $5.4 million, lease termination costs of $2.1 million and the write-off of goodwill of $1.8 million.

The following table summarizes the activities in our restructuring reserves (in thousands):


                                Employee      Facility
                               Severance   Consolidations   Other    Total
                               ----------  ---------------  ------  --------

Restructuring and asset
  impairment charges              $3,366          $ 9,348   $ 724   $13,438
Cash payments                       (518)             (31)   (116)     (665)
Write-offs                          (337)          (5,861)   (601)   (6,799)
                                  ------          -------   -----   -------
Accrued restructuring at
  September 30, 2001              $2,511          $ 3,456   $   7   $ 5,974
                                  ======          =======   =====   =======

The accrued restructuring reserve is included in other current liabilities in the accompanying consolidated balance sheet.

In addition to the workforce reduction and facility consolidations discussed above, we revised our sales forecasts given current market conditions, and as a result established reserves for excess and obsolete inventory in the amount of $24.4 million.

We also established reserves in the amount of $0.7 million related to capitalized software costs and $0.6 million for other costs related to the restructuring.

The table below summarizes the reserves established in connections with the cost reduction program and where those charges have been reflected in the accompanying consolidated statement of operations for the three- and nine-months ended September 30, 2001:

                            Cost of        Selling, General &
                             Sales           Administrative     Total
                            -------        ------------------  -------
Inventory reserves          $24,393                $  -         $24,393
Other                           710                 631           1,341
                            -------                ----         -------
Total                       $25,103                $631         $25,734
                            =======                ====         =======

The restructuring and asset impairment charges, inventory reserves and other charges relate to the following business segments (in thousands):

Fiber Optics & Photonics                $28,636
Industrial Metrology Systems              3,883
Industrial & Scientific Technologies      3,684
Non-segment related                       2,969
                                        -------
Total                                   $39,172
                                        =======

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001


Other 2001 Events

During the three-month period ended March 31, 2001, we recorded non-recurring charges of $12.5 million related primarily to mergers and acquisitions. Of this amount, $9.2 million was related to the merger with Kensington Laboratories, Inc. ("KLI") and consisted of investment banking, legal and accounting fees. We also recorded a charge of $1.8 million for asset writedowns related to integration charges in connection with our December 2000 acquisition of the business of CE Johansson AB.

Pro forma net income excluding the non-recurring charges incurred during the three- and nine-month periods ended September 30, 2001, and reflecting the pro forma tax effect of the conversion of KLI from an S-Corporation to a C-Corporation on the three- and nine-month periods ended September 30, 2000 is presented below:


                                           Three Months Ended       Nine Months Ended
                                             September 30,             September 30,
                                           -------------------     ---------------------
     (In thousands)                          2001        2000          2001         2000
                                           ------     -------       -------      -------
     Income before income taxes            $1,173     $15,155       $42,176      $33,058

     Income tax provision                     387       5,155        13,918       11,064
                                           ------     -------       -------      -------
     Net income                            $  786     $10,000       $28,258      $21,994

     Earnings per share:
     Basic                                 $ 0.02     $  0.29       $  0.78      $  0.67
     Diluted                               $ 0.02     $  0.27       $  0.75      $  0.63

Kensington Laboratories, Inc.

In February 2001, we merged with KLI, a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. We issued 3,526,000 shares of its common stock to the KLI shareholders in the transaction. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to incorporate the results of operations, financial position and cash flows of KLI for all periods presented.

Design Technology Corporation

In February 2001, we acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001


                             RESULTS OF OPERATIONS

FINANCIAL ANALYSIS                                                                     Period-to-Period
                                                                                     Increase (Decrease)
                                                                                    -------------------
                                                                                    Three         Nine
                                                 Percentage of Net Sales            Months       Months
                                                -------------------------
                                         Three Months Ended    Nine Months Ended    Ended        Ended
                                           September 30,         September 30,          September 30,
                                        --------------------  -------------------       --------------
                                         2001          2000      2001       2000       2001         2001
                                        -----         -----     -----      -----     ------       ------
Net sales                               100.0%        100.0%    100.0%     100.0%     (14.6%)       43.5%
Cost of sales                           104.9          55.6      68.9       54.1       61.1         82.7
                                        -----         -----     -----      -----
 Gross profit (loss)                     (4.9)         44.4      31.1       45.9     (109.5)        (2.8)

Selling, general and administrative
 expense                                 26.8          19.3      20.6       20.0       18.9         47.6
Research and development expense         12.2           8.8       9.0        9.2       19.2         40.1
Restructuring and impairment charges     21.4             -       5.0          -      100.0            -
Acquisition and other non-
 recurring charges                          -             -       4.0          -          -        100.0
                                        -----         -----     -----      -----
 Income (loss) from operations          (65.3)         16.3      (7.5)      16.7     (442.0)      (164.4)

Interest and other income                 4.9           4.3       4.0        1.0       (0.1)       458.3
                                        -----         -----     -----      -----
 Income (loss) before income taxes      (60.4)         20.6      (3.5)      17.7     (350.7)      (128.8)

Income taxes (benefit)                  (19.9)          5.4      (1.1)       3.6     (418.2)      (146.6)
                                        -----         -----                -----
 Net income (loss)                      (40.5)         15.2      (2.4)      14.1     (327.0)      (124.2)
                                        =====         =====     =====      =====

Net Sales Net sales for the three- and nine-month periods ended September 30, 2001 were $62.9 million and $268.5 million, respectively, compared with $73.6 million and $187.2 million, respectively, for the three- and nine-month periods ended September 30, 2000. The results reflect a decrease of 14.6% and an increase of 43.5%, respectively, when compared with the corresponding periods of the previous year. The sales decrease for the three-month period was due primarily to a reduction in sales to the fiber optic communications market partially offset by sales increases in the semiconductor equipment market as well as by the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 period. The sales increase for the nine-month period was due to sales increases in all market segments as well as by the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 period.

Three- and nine-month sales to the fiber optic communications market were $14.6 million and $95.4 million, respectively, reflecting a decrease of $16.9 million, or 53.5%, and an increase of $25.3 million, or 36.1, compared with the corresponding prior year periods. Sales to the semiconductor equipment market totaled $22.5 million and $77.8 million for the three- and nine-month periods ended September 30, 2001, reflecting increases of $5.7 million, or 33.4%, and $32.9 million, or 73.3%, respectively, compared with the corresponding periods in 2000. Three- and nine-month sales to the general metrology market were $16.1 million and $57.5 million, respectively, reflecting increases of $3.5 million, or 27.6%, and $23.0 million, or 66.5%, compared with the corresponding prior year periods. The increases in sales to the general metrology market in both periods were due primarily to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 periods. Third quarter 2001 sales to our other market segments, including aerospace and research and computer peripherals, were $9.7 million, reflecting a decrease of $3.0 million, or 23.7%, compared with the corresponding prior year period. Sales to these other market segments during the nine-month period were $37.8 million, comparable with the $37.7 million recorded in the prior year period.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001


Domestic sales totaled $43.7 million and $181.5 million for the three- and nine-month periods ended September 30, 2001, respectively, reflecting a decrease of $9.0 million, or 17.1%, when compared to the corresponding three-month period in 2000 and an increase of $46.5 million, or 34.4%, when compared with the corresponding nine-month period in 2000. The decrease for the quarter was due to sales declines in the fiber optic communications market of $13.3 million, or 64.4%, which was partially offset by an increase in sales to the semiconductor equipment and general metrology markets of $4.9 million, or 29.4%, and $0.5 million, or 6.1%, respectively. Domestic sales to the other market segments during the third quarter decreased $1.1 million, or 14.5%, over the third quarter of 2000. The increase for the nine-month period ended September 30, 2001 was primarily due to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets of $10.0 million, or 21.4%, $30.9 million, or 72.0%, and $6.2 million, or 28.6%, respectively, compared with the corresponding prior year period, offset in part by a decrease in sales to the other market segments of $0.7 million, or 3.0%, compared with the prior year period. The increase in domestic sales to the general metrology market was partly due to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in the 2000 periods.

International sales totaled $19.2 million and $87.0 million for the three- and nine-month periods ended September 30, 2001, respectively, reflecting a decrease of $1.7 million, or 8.2%, and an increase of $34.9 million, or 66.9%, respectively, compared with the corresponding periods in 2000. The decrease for the quarter was due primarily to a decrease in sales to the fiber optic communications market of $3.6 million, or 33.1%, partially offset by sales increases in the semiconductor equipment and general metrology markets of $0.8 million, or 219.5%, and $3.0 million, or 65.7%, respectively. International sales to the other market segments decreased $1.9 million, or 37.4%, when compared with the third quarter of 2000. The increase for the nine-month period was due primarily to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets of $15.2 million, or 65.7%, $2.1 million, or 104.8%, and $16.7 million, or 131.8%, respectively, compared with the corresponding prior year period. International sales to our other market segments increased $0.9 million, or 6.0%, compared with the prior year nine-month period. Geographically, third quarter 2001 sales to customers in Europe increased $5.8 million, or 56.2%, over the third quarter of 2000. Third quarter 2001 sales to customers in the Pacific Rim decreased $4.8 million, or 83.1%, while third quarter 2001 sales to customers in Canada decreased $3.0 million, or 69.3%, when compared to the prior year period. For the nine-month period ended September 30, 2001, sales to customers in Europe increased $31.2 million, or 115.7%, over the corresponding prior year period. Sales to customers in the Pacific Rim increased $3.0 million, or 22.4%, when compared with the prior year period. Sales to customers in Canada decreased $0.5 million, or 5.2%, over the prior year period. Increased European sales to the general metrology market were due primarily to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in 2000. European sales for the three- and nine-month periods were reduced by $0.4 million and $1.7 million, respectively, compared with the same periods in 2000, because of a negative foreign exchange rate impact due to the strength of the U.S. dollar versus the euro in the current year periods.

Gross Margin Gross margins for the three- and nine-month periods ended September 30, 2001 were (4.9%) and 33.1%, respectively, and were negatively impacted by inventory and other asset writedowns of $25.1 million and $26.9 million, respectively. Excluding these writedowns, gross margin for the three- and nine-month periods would have been 35.0% and 41.1%, compared with margins of 44.4% and 45.9% in the corresponding periods in 2000. The decrease in gross margins for both the three- and nine-month periods was due primarily to the lower absorption of fixed overhead caused by the sharp decline in sales. Further, gross margins for the three- and nine-month periods in 2000 reflect significantly higher than usual margins in KLI's operations, whereas gross margins for the 2001 periods reflect additional costs resulting from the expanded infrastructure at KLI's operations.

Selling, General and Administrative (SG&A) Expense SG&A expenses totaled $16.9 million, or 26.8% of net sales, and $55.3 million, or 20.6% of net sales, for the three- and nine-month periods ended September 30, 2001, increases of $2.7 million, or 18.9%, and $17.9 million, or 47.6%, respectively. The increase in total SG&A dollars resulted primarily from increases in expenses from recently acquired businesses as well as from additional costs required to support the year to date sales growth.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001

Research and Development (R&D) Expense R&D expenses totaled $7.7 million, or 12.2% of net sales, and $24.1 million, or 9.0% of net sales, for the three- and nine-month periods ended September 30, 2001, increases of $1.2 million, or 19.2%, and $6.9 million, or 40.1%, respectively. The three- and nine-month period increases were attributable to increases in expenses from recently acquired businesses as well as increased costs related to the development of three-dimensional multi-sensor measurement capabilities for our video metrology software and development efforts to improve active laser beam stabilization.

Restructuring, Acquisition and Other One-Time Charges Restructuring, acquisition and other one-time charges of $13.4 million and $24.1 million were recorded in the three- and nine-month periods ended September 30, 2001, respectively. The third quarter charge related to the cost reduction initiatives is described in Note 2 to the Financial Statements included herein. The charge recorded in the first quarter of 2001 consisted primarily of investment banking, legal and accounting fees associated with transactions and is described in Note 3.

Interest and Other Income, Net Interest and other income, net, totaled $3.1 million and $10.6 million for the three- and nine-month periods ended September 30, 2001, compared with $3.1 million and $1.9 million for the corresponding prior year periods. The increase for the nine-month period is a result of interest income attributable to the investment of proceeds from the secondary offering completed in July 2000.

Income Taxes The effective tax rate for the three- and nine-month periods ended September 30, 2001, was 33.0% versus 26.0% and 20.4%, for the corresponding prior year periods. The increase in the effective tax rate was primarily the result of earnings attributable to KLI for which a tax provision was not recorded in the prior year due to KLI's S-Corp income tax status.
LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $5.0 million for the nine-month period September 30, 2001 was attributable to our $6.4 million net loss and an increase in net operating assets of $26.9 million, net of non-cash charges for depreciation, amortization and asset reserves of $28.3 million. Our customer receivables decreased by $11.9 million, or 17.0%, from the end of 2000. The days sales outstanding ratio improved to 55 days at the end of the third quarter 2001 from 68 days at the end of the fourth quarter of 2000. Our inventories increased $13.8 million, or 17.2%, at the end of the third quarter of 2001 compared with the end of the fourth quarter of 2000 due primarily to production planning during the first two quarters of 2001 associated with our goal of maintaining competitive manufacturing lead times and to meet requirements of existing customer orders. Inventory turns were consistent with prior year-end levels.

Net cash used in investing activities of $4.9 million for the nine-month period ended September 30, 2001, was principally attributable to purchases of property, plant and equipment, as well as to certain recent acquisitions of businesses, offset in part by net sales of marketable securities.

Net cash used in financing activities of $1.9 million for the nine-month period ended September 30, 2001, was principally attributable to the payment of cash dividends and other distributions to the former KLI shareholders and to payments on long-term borrowings, offset in part by the issuance of common stock in connection with employee stock option and purchase plans. In September 2001, the Company announced that it was terminating its semi-annual cash dividend.

At September 30, 2001, we had in place a $10.0 million unsecured line of credit expiring March 5, 2004 and a $10.0 million unsecured line of credit expiring March 4, 2002. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.0%, at our option, plus an unused line fee of 0.2% per year. At September 30, 2001, there were no balances outstanding under the lines of credit, with $18.7 million available under the combined lines, after considering outstanding letters of credit of $1.3 million.

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

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001

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

Operating profit from international operations totaled $1.5 million and $10.3 million for the three- and nine-month periods ended September 30, 2001. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar, Swedish krona and Swiss franc. We estimate that a 10% change in foreign exchange rates would have affected reported net income by approximately $0.1 million and $0.7 million for the three- and nine-month periods ended September 30, 2001. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

                              NEWPORT CORPORATION
                    Management's Discussion and Analysis of
            Financial Condition and Results of Operations (Cont'd)
                Three and Nine Months Ended September 30, 2001

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

Our investments in marketable securities, which totals $263.9 million at September 30, 2001, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $0.2 million and $0.7 million for both the three- and nine-month periods ended September 30, 2001.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              None

         (b)  Reports on Form 8-K
              -------------------

              None




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEWPORT CORPORATION
                                              (Registrant)
Dated: November 14, 2001
                                    By:        /S/CHARLES F. CARGILE
                                       ----------------------------------------
                                       Charles F. Cargile, Principal Financial
                                         Officer, duly authorized to sign on
                                              behalf of the Registrant

                            See accompanying notes