Form 10-K405
period 2001-12-31
NEWPORT CORP
filed 2002-03-29
CIK 225263

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission File Number 0-1649

                               NEWPORT CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                   94-0849175
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                   1791 Deere Avenue, Irvine, California 92606
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (949) 863-3144

        Securities registered pursuant to Section 12(b) of the Act: None

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

                                  Yes X    No ___
                                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2002, 37,796,720 shares of the Registrant's sole class of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 28, 2002 (based upon the closing price as reported by the Nasdaq National Market) was approximately $706 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

     ITEM 1     Business.......................................................................................3
     ITEM 2     Properties....................................................................................12
     ITEM 3     Legal Proceedings.............................................................................12
     ITEM 4     Submission of Matters to a Vote of Security Holders...........................................13

                                     PART II

     ITEM 5     Market for the Registrant's Common Equity and Related Security Holder Matters.................13
     ITEM 6     Selected Financial Data.......................................................................14
     ITEM 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.........15
     ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk....................................29
     ITEM 8     Financial Statements and Supplementary Data...................................................30
     ITEM 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........30

                                    PART III

     ITEM 10    Directors and Executive Officers of the Registrant............................................30
     ITEM 11    Executive Compensation........................................................................30
     ITEM 12    Security Ownership of Certain Beneficial Owners and Management................................30
     ITEM 13    Certain Relationships and Related Transactions................................................30

                                     PART IV

     ITEM 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................31

     SIGNATURES...............................................................................................34


This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ depending on a variety of important factors, including those described below in the sections entitled "Business" and "Risks Relating To Our Business."

                                     PART I

ITEM 1        Business

General Description of Business

Newport Corporation is a global supplier of high-precision test, measurement and automation systems and subsystems that enable manufacturers of fiber optic components, semiconductor capital equipment, industrial metrology, aerospace and other high-precision products to automate manufacturing processes, enhance product performance, and improve manufacturing efficiencies and yields. Manufacturers of high-precision products increasingly require third party expertise to develop, engineer and build automated systems and subsystems to produce, assemble and test their products. Our products enhance the productivity and capabilities of assembly, test and measurement functions by leveraging our expertise in high-precision automated positioning systems, robotics, vibration isolation technology, precision optics and optomechanics. By combining our proven technology with advanced computer software and imaging technology and our in-depth industry and process expertise, we are able to offer comprehensive, automated and semi-automated manufacturing and test solutions to manufacturers of fiber optic components. In the semiconductor capital equipment market we supply high-performance value-added subsystems that enhance the performance of our customers' products. Our value-added subsystems are also incorporated into the high-precision products of customers in industries such as aerospace and life and health sciences. We also provide sophisticated high-precision equipment to commercial, academic and governmental research institutions worldwide that engage in advanced research and development activities.

For over three decades we have serviced the needs of research laboratories for precision equipment. Between 1991 and 1996, we acquired a series of companies which expanded our product offerings, technology base and geographic presence. Through these acquisitions and our internal development efforts, we evolved from a provider of discrete components and instruments for research applications to a company that manufactures both components and integrated systems for research and commercial applications. In October 1998, we acquired Environmental Optical Sensors, Inc., further strengthening our position as a leading provider of high-precision assembly and test equipment for the fast growing fiber optic communications marketplace. In October 1999, we acquired the west coast commercial optics operation of Corning OCA Corporation, a subsidiary of Corning Incorporated (renamed Newport Precision Optics Corporation). This acquisition increased our product offerings and expertise in the areas of specialized precision optical and optomechanical products and systems. In August 2000, we acquired Unique Equipment Company ("Unique"), a systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries, which increased our expertise in these areas. In December 2000, we acquired the business of CEJohansson AB ("CEJ"), a Swedish global supplier of advanced metrology systems, which expanded our industrial metrology product offerings and expertise by adding touch-probe metrology systems to our existing non-contact visual metrology systems. In February 2001, we acquired Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries, which significantly increased our product offerings and expertise in these areas. Also in February 2001, we acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes, which further broadened our expertise in these areas. In February 2002, we acquired Micro Robotics Systems, Inc. ("MRSI"), a privately held manufacturer of high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave and semiconductor equipment markets. We pursue acquisitions of companies, technologies and complementary product lines that we believe will provide us with key technologies, give us access to new markets or otherwise further our strategic objectives.

As a result of our internal growth and strategic acquisitions, we are a leading supplier of automated manufacturing and test equipment, high-precision optics, instruments, micro-positioning and measurement products and systems to manufacturers of fiber optic communications equipment and semiconductor manufacturing equipment worldwide, as well as to manufacturers of other high precision products. In addition, we continue to focus on our core strengths in research test and measurement equipment to provide ultra-precise motion and measurement technologies for research applications. We seek to leverage our expertise in research laboratory equipment to continue to expand our product offerings for commercial applications.

Products and Services

We develop and sell a broad range of components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test and assembly are critical. Our products are used in mission-critical applications in industries including fiber optic device manufacturing, semiconductor equipment manufacturing and life and health sciences. We develop, manufacture and market products within three distinct business segments, organized around customer and manufacturing requirements. This structure enables us to quickly incorporate customer feedback into new products and to respond rapidly to changing market requirements.

Fiber Optics and Photonics

Our Fiber Optics and Photonics division offers a broad line of automated manufacturing and test systems. These products address a wide spectrum of applications in the fiber optic component manufacturing process, from pre-test to assembly and packaging to final device testing and burn-in. Our integrated systems enable component manufacturers to significantly increase the productivity, capacity and manufacturing yields of their manufacturing operations. In addition, we provide customers with value-added product and process engineering services and device packaging services to assist them in automating the manufacturing of their fiber optic devices.

Pre-Test. Our pre-test products automate the testing of devices used in fiber optic components, such as laser diodes, to ensure their integrity prior to the start of the assembly process. We offer a range of products, both fully automated and semi-automated, that increase the efficiency of the pre-test process, including:


---------------------------------------------------------------------------------------------------------------------
                         Product                                                 Application
---------------------------------------------------------------------------------------------------------------------
   ALDCS Automated Laser Diode Characterization Systems      Automated laser diode pre-test, characterization and
                                                               sorting
---------------------------------------------------------------------------------------------------------------------
   LDSS Laser Diode Characterization Subsystems              Semi-automated laser diode pre-test and
                                                               characterization
---------------------------------------------------------------------------------------------------------------------
   Broad Area Test Stations                                  Automated testing and validation of devices on
                                                               semiconductor wafers
---------------------------------------------------------------------------------------------------------------------
   AutoBar Test and Characterization System                  Automated test and characterization of unmounted
                                                               laser diode chips, laser bars, chip on carrier
                                                               (COC) and other devices
---------------------------------------------------------------------------------------------------------------------
   AutoAlign(TM)Characterization Workstations                  Automated alignment, test and characterization of
                                                               laser diodes and planar waveguides
---------------------------------------------------------------------------------------------------------------------
   Chameleon Nano Vision and Cognito Micromeasurement        Non-contact dimensional and defect analysis of
     Systems                                                   V-grooves, fibers and fiber arrays, MEMS devices,
                                                               laser diodes and waveguides
---------------------------------------------------------------------------------------------------------------------

Assembly and Packaging. The assembly and packaging of fiber optic devices require a high degree of precision. Manufacturers have traditionally used manual assembly techniques for fiber optic components. These techniques are costly, result in low production yields and produce inconsistent quality. We offer a full range of integrated assembly and packaging systems, including automated, semi-automated and manual systems, which automate these processes and help reduce manufacturing times, increase yields and enhance quality. Our automated and semi-automated systems utilize common architectures and process control software, enabling the user to upgrade their system to increase their level of automation as their needs change. Our assembly and packaging products include:

---------------------------------------------------------------------------------------------------------------------
                         Product                                                 Application
---------------------------------------------------------------------------------------------------------------------

   AutoAlign and AMS(TM)Assembly Workstations                Automated assembly of waveguides, laser diodes, MEMS
                                                               devices and fiber arrays using soldering and
                                                               adhesive techniques
---------------------------------------------------------------------------------------------------------------------
   LaserWeld and AMS(TM)LaserWeld Automated Packaging        High-precision automated assembly of optoelectronic
     Workstations                                              components using laser welding processes
---------------------------------------------------------------------------------------------------------------------
   VCSEL Assembly Workstations                               Configurable fully automated assembly cells for
                                                               high-volume assembly of various vertical cavity
                                                               surface emitting laser (VCSEL) devices
---------------------------------------------------------------------------------------------------------------------
   AutoAlign-MDX Systems                                     Modular, expandable semi-automated alignment and
                                                               characterization for passive and active devices
---------------------------------------------------------------------------------------------------------------------
   ORION Semi-automated Fiber Alignment System               High-precision fiber-to-fiber and fiber-to-device
                                                               alignment systems for low-volume applications
---------------------------------------------------------------------------------------------------------------------
   ULTRAlign Optical Component Positioning System            Positioning systems for manual alignment of optical
                                                               fibers and devices
---------------------------------------------------------------------------------------------------------------------

Final Device Testing and Burn-In. Fiber optic devices must meet rigorous reliability and performance specifications, including requirements such as 20 to 30 year life cycles and the ability to perform in harsh weather conditions or even under water. These performance standards require manufacturers to perform extensive testing of the completed devices. We offer standardized systems which automate the burn-in and test process, including:

--------------------------------------------------------------------------------------------------------------------
                         Product                                                 Application
--------------------------------------------------------------------------------------------------------------------
   Butterfly Module Test Station                             High-precision characterization of performance data
                                                               of butterfly modules during the manufacturing
                                                               process and final Quality Assurance checks
--------------------------------------------------------------------------------------------------------------------
   Chip-on-Carrier and Coaxial Burn-in and Test Systems      High-volume precision burn-in and testing of COC
                                                               and coaxial devices
--------------------------------------------------------------------------------------------------------------------

   Butterfly Module Burn-in and Testing Racks                High-volume precision control and monitoring of
                                                               long-term burn-in and life testing of butterfly
                                                               modules

--------------------------------------------------------------------------------------------------------------------
   Model 8800 Photonics Test System                          Modular instrumentation platforms for testing and
                                                               qualification of optical fibers and passive fiber
                                                               optic components
--------------------------------------------------------------------------------------------------------------------

Instruments. We offer several lines of instrumentation that are integral or complementary to the development of fiber optic components, including:


---------------------------------------------------------------------------------------------------------------------
                         Product                                                 Application
---------------------------------------------------------------------------------------------------------------------

   Power Meters                                              Measure optical power for free space and fiber
                                                               directed laser light
---------------------------------------------------------------------------------------------------------------------
   Laser Diode Instruments                                   Temperature and current controllers for maintaining
                                                               stability of laser diodes
---------------------------------------------------------------------------------------------------------------------
   Optical Spectrum Analyzers                                Characterization of light emitted by laser diodes,
                                                               ion lasers and solid state lasers
---------------------------------------------------------------------------------------------------------------------

MRSI. In February 2002, we acquired MRSI, a leading supplier of automated assembly and dispensing systems to the fiber optic communications, microwave and semiconductor industries. MRSI offers a line of automated systems for the manufacture of fiber optic modules, microwave modules, radio frequency (RF) modules and semiconductor devices, including:


---------------------------------------------------------------------------------------------------------------------
                         Product                                                 Application
---------------------------------------------------------------------------------------------------------------------
   MRSI-375 Precision Assembly Work Cell                     Automated assembly of fiber optic modules, microwave
                                                               modules and semiconductor devices
---------------------------------------------------------------------------------------------------------------------
   MRSI-505 Ultra Precision Assembly Work Cell               Automated assembly of fiber optic modules, microwave
                                                               modules and semiconductor devices
---------------------------------------------------------------------------------------------------------------------
   MRSI-5005 OPTO Optical Assembly Work Cell                 Automated assembly of laser submounts
---------------------------------------------------------------------------------------------------------------------
   MRSI-175 Ag Conductive Epoxy Dispenser                    Automated dispensing of conductive epoxy for assembly
                                                               of fiber optic modules, microwave modules and
                                                               semiconductor devices
---------------------------------------------------------------------------------------------------------------------
   MRSI-175 ENCore Encapsulation System                      Automated dispensing of epoxy for under fill and
                                                               encapsulation
---------------------------------------------------------------------------------------------------------------------

Engineering and Manufacturing Services. Due to our experience in fiber optic device assembly, packaging and testing technology, we have a deep knowledge base and expertise in the processes and technologies necessary to build high-precision fiber optic components. In addition, our acquisitions of Unique and DTC have expanded our knowledge base and expertise in the use of robotics and flexible automation solutions for the manufacture of fiber optic components, and our acquisition of MRSI has expanded our knowledge base in the integration of production lines for chip packaging and module assembly. We apply this expertise to assist our customers in designing device packaging, developing manufacturing processes, developing and producing tooling and programming customized process automation software. These services help customers significantly reduce the development cycle for their products and improve the productivity, yields and quality of their manufacturing processes. In addition to helping customers become more productive, these services assist us in establishing a long-term relationship with our customers and allow us to identify additional opportunities for new products. We also offer device manufacturing and packaging services to enable customers to design and test new products.

Industrial and Scientific Technologies

Our Industrial and Scientific Technologies division's products are used across a wide range of industrial markets for applications that range from basic research and development activities to high-precision manufacturing. In addition, we sell subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing. Our industrial and scientific products address a wide range of markets, including fiber optic communications, semiconductor equipment, life and health sciences, aerospace and research. These products and technologies also form the foundation of certain of the integrated, automated systems sold by our Fiber Optics and

Photonics division. We believe that Industrial and Scientific Technologies customers develop an appreciation for the quality of our products which makes them more likely to buy integrated, automated systems from us as the need for production and test systems grows. Our Industrial and Scientific Technologies division's product lines include:

---------------------------------------------------------------------------------------------------------------------
            Category                            Products                                Applications
---------------------------------------------------------------------------------------------------------------------
   Robotic and Motion Control   .      Semiconductor wafer handling     .     Automation of wafer handling in
     Devices, Systems and              robots                                 semiconductor fabrication and
     Subsystems                                                               metrology
                                .      Linear and rotational stages
                                                                        .     High-precision positioning and
                                .      Elevational devices                    motion control apparatus for
                                                                              manufacturing and test applications
                                .      Actuators
                                                                        .     Precision alignment in fiber
                                .      Simple and programmable motion         optic, telecommunication and laser
                                       controllers for linear                 devices assembly
                                       stepping and DC motors
                                                                        .     Precision positioning of
                                .      Motion systems                         semiconductor wafers for metrology
                                                                              and fabrication
                                .      Precision air bearing stages
                                                                        .     Sample sorting and sequencing for
                                                                              DNA research

---------------------------------------------------------------------------------------------------------------------
   Vibration Isolation Systems  .      Optical benches and support      .     Reduction of impact of external
     and Subsystems                    systems                                forces on high-precision research,
                                                                              manufacturing test and assembly
                                .      Workstations                           systems

                                .      Active and passive isolation     .     Structures for optical fiber
                                       systems                                fabrication

                                .      Honeycomb, granite and rigid     .     Scanning electron
                                       structures                             microscope/atomic force microscope
                                                                              base isolation
                                .      Elastomeric mounts
                                                                        .     Wire bonding equipment base
                                                                              isolation

                                                                        .     Isolated floor for wafer stepper
                                                                              equipment
---------------------------------------------------------------------------------------------------------------------
   Manual Positioning           .      Optical mounts                   .     Manual, high-precision alignment
     Components                                                               of optical instruments
                                .      Bases and brackets
                                                                        .     Manual assembly of fiber optic
                                .      Posts and rod systems                  devices

                                .      Translation and rotation stages  .     Subsystems used for high-speed
                                                                              cell sorting for genomic research
                                .      Laser-to-fiber couplers
                                                                        .     Semiconductor reticule inspection
                                .      Manual fiber optic positioners         equipment

                                .      Educational kits
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
            Category                            Products                                Applications
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
   Optics                       .      Fast steering mirrors            .     Laser beam stabilization for
                                                                              industrial metrology applications
                                .      Lenses
                                                                        .     Components for research and
                                .      Mirrors                                product development activities

                                .      Prisms and windows               .     Deep UV illumination optics for
                                                                              semiconductor lithography
                                .      Filters and attenuators
                                                                        .     Thin film measurement of
                                .      Collimators                            semiconductor wafers for defect
                                                                              inspection
                                .      Ultrafast laser optics

                                .      Beamsplitters and polarization
                                       optics

                                .      Optical systems
---------------------------------------------------------------------------------------------------------------------

We also offer subassemblies that are a value-added combination of standard and custom products drawn from the components, optics, robotics, motion control and vibration isolation product lines. We combine these items with additional engineering to create more highly integrated products to meet customer needs. These products are often subsystems of our original equipment manufacturer (OEM) customers' products. This product line offers a strategic competitive advantage allowing us to differentiate ourselves from competitors that offer a more limited product selection.

Industrial Metrology Systems

The Industrial Metrology Systems division's products provide a broad range of vision, touch and multi-sensor measurement and inspection products for a number of industrial markets, including the aerospace, automotive manufacturing, industrial manufacturing, life and health sciences, research, semiconductor and transportation manufacturing markets. The systems and subsystems from this division incorporate years of experience and expertise in core technologies such as precision motion, vibration control and measurement. The Industrial Metrology Systems division's product lines include:


------------------------------------------------------------------------------------------------------
                      Product                                         Application
------------------------------------------------------------------------------------------------------
   Sprint/MetriVie Manual Vision Metrology             High-precision manual dimensional
     Systems                                             measurements to verify manufacturing
                                                         tolerances
------------------------------------------------------------------------------------------------------
   Starlite/MetriVie Motorized Vision Metrology        High-precision motorized, manual
     Systems                                             dimensional measurements to verify
                                                         manufacturing tolerances
------------------------------------------------------------------------------------------------------
   Onyx/MetriVie Multi-Sensor Metrology Systems        High-precision optical, touch and laser
                                                         dimensional measurements to verify
                                                         manufacturing tolerances
------------------------------------------------------------------------------------------------------
   Video Direct Microscopes                            High magnification for visual/video
                                                         inspection and assembly of small parts
------------------------------------------------------------------------------------------------------
   Ruby/JoWin Automated Portable Coordinate            High-precision, portable, automated CMM to
     Measurement Machine (CMM)                           verify manufacturing tolerances
------------------------------------------------------------------------------------------------------
   Topaz/JoWin CMM                                     High-precision, automated CMM to verify
                                                         manufacturing tolerances
------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------
                      Product                                         Application
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
   Saphir/JoWin CMM                                    High-precision, shop-floor, automated CMM
                                                         to verify manufacturing tolerances
------------------------------------------------------------------------------------------------------
   Opal/JoWin CMM                                      High-precision, high-speed, automated CMM
                                                         to verify manufacturing tolerances
------------------------------------------------------------------------------------------------------

Financial information regarding our three business segments is included in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. A discussion of our net sales by market segment and geographic market is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

We market components and systems through an internal sales and marketing staff, an internal field sales organization, an international network of distributors and sales representatives, technical catalogs and our website. In the United States, as of December 31, 2001, our Industrial and Scientific Technologies and Fiber Optics and Photonics divisions collectively had 23 company-employed field sales persons, and our Industrial Metrology Systems division had 7 company-employed field sales persons and 74 independent representatives and distributors. Internationally, as of December 31, 2001, our Industrial and Scientific Technologies and Fiber Optics and Photonics divisions collectively had 34 company-employed field sales persons based in Canada, China, France, Germany, Italy, the Netherlands, Sweden, Switzerland, Taiwan, and the United Kingdom, and our Industrial Metrology Systems division had 20 company-employed field sales persons based in Denmark, France, Germany, Italy, Sweden and the United Kingdom. Also internationally, as of December 31, 2001, we had 144 independent representatives and distributors, 121 of which were associated with our Industrial Metrology Systems division. Our customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between the sales representatives and distributors and the engineering staff, and results in long sales cycles for products.

We have written agreements with each of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products to a specific geographic area. These agreements generally have terms of one year and are renewable on an annual basis, and are generally terminable by either party for convenience following a specified notice period. These agreements are generally not assignable without prior approval. Most agreements are structured to provide distributors with sales discounts below the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of revenues in 2001, and all independent representatives and distributors combined accounted for less than 10% of revenues in 2001.

In addition to sales representatives and distributors, we also market our standard products through our product catalog and website. Our principal marketing tool for the scientific market is our comprehensive product catalog, The Newport ResourceTM. This catalog, numbering approximately 1,400 pages, provides detailed product information as well as extensive technical and applications data. We publish this catalog in English, French and German and mail it annually to more than 50,000 potential customers. Our website provides customers with access to the latest products, a literature and information request form, technical/tutorial and application related material, market surveys, sales information (including catalogs), and the ability to purchase a majority of our standard products.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of December 31, 2001, we had 223 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of customers. In addition, we regularly investigate new ways to combine components manufactured by our various divisions to produce innovative technological solutions for the markets we serve. Research and development expenses were $30.7 million, or 9.6% of net sales, in 2001, $24.4 million, or 8.6% of net sales, in 2000, and $16.6 million, or 10.4% of net sales, in 1999. We are committed to continued product development and expect that research and development expenditures will increase in absolute dollars in the current and future years.

We believe that the continual development or acquisition of innovative new products will be critical to our future success. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material adverse effect on our business, operating results or financial condition.

Competition

The markets for our products are intensely competitive and characterized by rapidly changing technology. In the fiber optic communications market, our primary competitors are currently Adept Technology, Inc., Agilent Technologies, Inc., Anritsu, AOI Sansho, ATS Automation Tooling Systems, Inc., EXFO Electro-Optical, Inc., and Palomar Technologies for our assembly automation systems; and EXFO Electro-Optical Inc., Moritex, and Racal, Inc. for our test and measurement systems. We also face competition from certain of our existing and potential customers who have developed or may develop their own manufacturing and test equipment.

In our industrial and scientific technologies business, we currently compete in several specialized markets against a number of specialized companies. Our primary competitors are currently Aerotech Inc., Anorad Corporation, and Dover Corp. for our motion control systems; Brooks Automation, Inc., Kawasaki Robotics (USA), Inc., PRI Automation, Inc., and Yaskawa Electric Corp. for our semiconductor wafer handling robotics; Kinetic Systems, Melles Griot, and Technical Manufacturing Corp. for our vibration control products; and CVI Laser Corporation, Corning Tropel Corporation, Melles Griot, and Thor Labs for our optics and optomechanical products.

In the industrial metrology market, our primary competitors are currently Brown & Sharpe, Carl Zeiss, and Mitutoyo for our coordinate measurement machines; and MicroView, Mitutoyo, Nikon, and Optical Gauging Products for our vision metrology systems.

We believe that the primary competitive factors in our markets are:

        .        product features and performance;

        .        quality, reliability and service support;

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

We compete in various markets against a number of companies, some of which have longer operating histories, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do. In addition, some of these companies have long established relationships with our customers and potential customers in our markets. In addition to current competitors, we believe that new competitors, some of whom may have substantially greater financial, technical and marketing resources than us, will seek to provide products to one or more of our markets in the future. Such future competition could harm our business.

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our technology and other intellectual property such as trade secrets, patents and trademarks. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees and consultants and our customers and partners, and, in some cases, through the use of patents, trademark registrations, and licenses. We have been granted a number of patents in the U.S. and foreign jurisdictions. We also have trademarks registered in the U.S. and foreign jurisdictions. We actively pursue applications for new patents and trademarks as we deem appropriate.

It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. We cannot guarantee that the steps we take to protect our rights will prevent any misappropriation of our products or technology. This is particularly the case in foreign jurisdictions, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. In addition, infringement, invalidity, right to use or ownership claims by third parties may be asserted against us in the future, which claims could materially harm our business, operating results or financial condition, regardless of the outcome.

Manufacturing

We assemble, test and package components and systems at domestic manufacturing facilities located in Chandler, Arizona; Garden Grove, California; Irvine, California; Richmond, California; Santa Ana, California; Billerica, Massachusetts; and Plymouth, Minnesota. International manufacturing facilities are located in France and Sweden. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontract manufacturers.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for our larger products, assembling the subassemblies and components into integrated systems. We primarily design and manufacture components internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution system. Most of these completed products are produced to our specifications and carry our logo.

We currently procure various components from single-sources due to unique component designs as well as certain quality and performance requirements. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. If for any reason we could not obtain comparable replacement components from other sources in a timely manner, our business, results of operations or financial condition could be adversely affected.

Employees

As of February 28, 2002, we had 1,653 employees worldwide. None of our employees are represented by a union. We believe that our relationships with our employees are good.

Backlog

Our consolidated backlog of products totaled $55.3 million and $195.5 million at December 31, 2001 and 2000, respectively. Orders for many of the products we sell to the fiber optic communications and semiconductor equipment markets, which comprise the majority of our sales, are often subject to cancellation or rescheduling by the customer, and we have from time to time experienced significant cancellations and pushouts of orders from these markets, which negatively affected our operating results in those periods. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Investments

In addition to the ownership of subsidiaries detailed in Exhibit 21.1 to this Form 10-K, we from time to time make investments in small privately-held companies involved in developing products and technologies related to our business, and we currently hold minority ownership interests in a number of such companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly in the fiber optic component market, in order to create and expand markets for our products. While financial returns are not our primary goal, our strategic investment program seeks to invest in companies that can succeed and have a positive impact on their market segment. At December 31, 2001, the carrying value of our investments totaled $5.6 million. Investments in early-stage technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we acquire, our ability to liquidate our investments is limited, and such markets may not develop in the future. In the event that we are required to materially write-down the carrying value of one or more of our investments, our earnings could be materially and adversely affected.

ITEM 2        Properties

Our corporate headquarters is located in Irvine, California. We lease this facility under a twenty-year lease expiring in February 2012. Our primary manufacturing operations are located in the following facilities:

--------------------------------------------------------------------------------
                Division                            Primary Facilities
--------------------------------------------------------------------------------
   Fiber Optics and Photonics                     Chandler, Arizona
                                                  Santa Ana, California
                                                  Billerica, Massachusetts
--------------------------------------------------------------------------------
   Industrial and Scientific                      Garden Grove, California
   Technologies                                   Irvine, California
                                                  Richmond, California
                                                  Plymouth, Minnesota
                                                  Beaune, France
                                                  La Boulonnie, France
--------------------------------------------------------------------------------
   Industrial Metrology Systems                   Irvine, California
                                                  Eskilstuna, Sweden
--------------------------------------------------------------------------------

We own the La Boulonnie, France facility and lease all other facilities. In addition to these primary facilities, we lease approximately 15 facilities worldwide for administration, research and development, sales and/or service. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate expansion of our operations.

ITEM 3        Legal Proceedings

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us in the Federal District Court in Connecticut, claiming that our use of the "Newport" trademark infringes its rights with respect to such mark. In January 2002, a trial was held with respect to this litigation. The jury returned a verdict in our favor on all of Newport Electronics' claims. Newport Electronics has filed a motion for a new trial, which we have opposed. No hearing on such motion has yet been scheduled. In the event that Newport Electronics' motion is granted or the verdict is overturned on appeal, and the litigation is, on retrial, adversely determined, it could have material adverse effects on our business, including potential monetary damages and being enjoined from using the "Newport" trademark in conjunction with certain classes of products.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except for the Newport Electronics litigation discussed above, we currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5 Market for the Registrant's Common Equity and Related Security Holder Matters

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol NEWP. As of February 28, 2002, we had 1,230 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The quarterly high and low sales prices of our common stock, and information regarding our payment of dividends, for the fiscal years ended December 31, 2001 and 2000 are included in Note 16, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-23.

ITEM 6        Selected Financial Data

The table below presents selected consolidated financial data of the Company and its subsidiaries as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. Financial data presented incorporates the results of operations and financial position of Unique and KLI, which were accounted for as poolings of interests, for all periods presented. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations for such periods.

(In thousands, except percent, per share and worldwide employment)


FOR THE YEAR:                                                    2001           2000          1999           1998           1997
                                                              ---------      ---------     ---------      ---------      ---------
Net sales                                                     $ 318,869      $ 284,005     $ 159,525      $ 163,850      $ 172,239
Cost of sales (1)                                               217,669        154,365        88,887         88,809         93,373
                                                              ---------      ---------     ---------      ---------      ---------
   Gross profit                                                 101,200        129,640        70,638         75,041         78,866
Selling, general and administrative                              69,495         57,148        38,203         35,704         38,739
Research and development                                         30,739         24,415        16,625         14,708         11,853
Restructuring and impairment charges (1)                         13,438             --            --             --             --
Acquisition and other non-recurring charges (1)                  10,683             --            --             --             --
                                                              ---------      ---------     ---------      ---------      ---------
   Income (loss) from operations                                (23,155)        48,077        15,810         24,629         28,274
Interest and other income (expense), net                         13,794          6,041        (1,833)        (1,686)        (2,097)
                                                              ---------      ---------     ---------      ---------      ---------
   Income (loss) before income taxes                             (9,361)        54,118        13,977         22,943         26,177
Income tax provision (benefit) (2)                               (3,089)        12,145         2,956          3,365          3,030
                                                              ---------      ---------     ---------      ---------      ---------
   Net income (loss)                                          ($  6,272)     $  41,973     $  11,021      $  19,578      $  23,147
                                                              =========      =========     =========      =========      =========
Percent of net sales:
   Gross profit                                                    31.7%          45.6%         44.3%          45.8%          45.8%
   Selling, general and administrative                             21.8           20.1          24.0           21.8           22.5
   Research and development                                         9.6            8.6          10.4            9.0            6.9
   Restructuring and impairment charges                             4.2             --            --             --             --
   Acquisition and other non-recurring charges                      3.4             --            --             --             --
   Income (loss) from operations                                   (7.3)          16.9           9.9           15.0           16.4
   Net income (loss)                                               (2.0)          14.8           6.9           11.9           13.4
PER SHARE: (3)
Net income (loss)
  Basic                                                       ($   0.17)     $    1.25     $    0.36      $    0.64      $    0.76
  Diluted                                                         (0.17)          1.17          0.34           0.62           0.74
Dividends paid                                                     0.01           0.02          0.01           0.01           0.01
Equity per diluted share                                          13.33          13.43          2.65           2.70           2.30
AT YEAR END:
Cash and marketable securities                                $ 281,601      $ 306,642     $   9,241      $  14,503      $   9,780
Working capital                                                 389,318        426,294        51,762         59,169         50,828
Total assets                                                    543,877        557,020       140,292        129,768        122,030
Total debt                                                        9,598         17,130        26,070         23,635         23,407
Stockholders' equity                                            489,007        485,965        83,246         85,893         71,868
MISCELLANEOUS STATISTICS:
Common shares outstanding (3)                                    36,693         36,196        31,413         31,049         30,545
Shares used in calculating diluted
   earnings per share (3)                                        36,405         35,835        32,075         31,842         31,229
Annual average worldwide employment                               1,802          1,306           990            961            943
Sales per employee                                            $     177      $     217     $     161      $     170      $     183

(1) For 2001, includes inventory reserves ($24.4 million), acquisition-related charges ($9.2 million), facility closure costs ($8.2 million), asset writedowns ($4.8 million), and employee severance ($3.4 million). See "Restructuring and Other Non-Recurring Charges" on pages 17 and 18.
(2) Excludes pro forma tax provisions of $5.7 million, $1.3 million, $3.4 million and $5.2 million for 2000, 1999, 1998 and 1997, respectively, on earnings attributable to the KLI pooling of interests combination for which no tax provisions were recorded due to KLI's S-Corporation income tax status prior to the acquisition.
(3) Share and per share amounts have been adjusted as necessary to reflect the May 2000 three-for-one stock split.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item contains forward-looking statements that involve risks and uncertainties and actual results could differ materially from those anticipated in such statements as a result of various factors including those described below in "Risks Relating To Our Business."

OVERVIEW

The following is a discussion and analysis of certain factors that have affected the results of operations and financial condition during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

In October 1999, we acquired the west coast commercial optics operation of Corning OCA Corporation, a subsidiary of Corning Incorporated (renamed Newport Precision Optics Corporation or "NPOC"), which manufactures specialized precision optical and optomechanical products and systems. In August 2000, we acquired Unique Equipment Co. ("Unique"), a systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. In December 2000, we acquired the business of CEJohansson AB ("CEJ"), a Swedish global supplier of advanced metrology systems. In February 2001, we acquired Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries. We issued approximately 3,526,000 shares of common stock to the KLI shareholders in the transaction. Also in February 2001, we acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The NPOC, CEJ and DTC acquisitions were accounted for using the purchase method. The Unique and KLI acquisitions were accounted for using the pooling of interests method. This discussion includes the effects of the acquisitions of Unique and KLI for all years presented and the effects of the acquisitions of NPOC, CEJ and DTC from the dates of their respective acquisition.

Amounts in 1999 include net sales of $2.5 million representing one extra month of sales from our European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, 1999 net sales would have been $157.0 million, while net income would not have been materially different. Earnings per share were not impacted by the change.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates and assumptions, including those related to bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We record a sale after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom configured and certain other products as defined in our Customer Satisfaction and Product Guarantee Policy cannot be returned. Unless otherwise stated in our product literature, we provide a one-year warranty from the original invoice date on all product material and workmanship. Defective products will be either repaired or replaced, at our option, upon meeting certain criteria.

Accounts Receivable. We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing balances outstanding over a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection as well as a general reserve based on our historical experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. In recent periods we have increased our reserves for uncollectible accounts due to adverse changes in the financial condition of certain of our customers in the fiber optic communications market. If the financial condition of our customers deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory. We state our inventories at the lower of cost or market and provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserves are established for inventory levels that exceed future demand. We have recorded significant reserves, primarily for excess inventory, in recent periods due to deterioration in our primary target markets, fiber optic communications and semiconductor capital equipment. It is possible that additional changes in required inventory reserves may occur in the future due to changes in market conditions.

Impairment of Assets and Restructuring. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are non-publicly traded and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

In 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which we adopted on January 1, 2002. Under the new rules, goodwill will be subject to annual impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units' net assets, including goodwill. Pursuant to Statement 142, we are currently testing our goodwill for impairment and expect to record an impairment charge in the first quarter of 2002 in the range of $6.0 million to $16.0 million, after tax, which is expected to reduce our earnings in the first quarter by between $0.16 and $0.44 per diluted share based on the weighted average shares outstanding at December 31, 2001.

During 2001, we recorded significant reserves in connection with our restructuring and cost reduction program. These reserves include estimates pertaining to employee separation costs and facility closure costs. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated.

Deferred Taxes. We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of future taxable income, the estimation of which requires significant management judgment. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans. These changes, if any, may require material adjustments to these deferred tax asset balances.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

In 2001, due to the continued weak economic environment in our key end markets, we revised our sales forecasts and announced a cost reduction program designed to bring the operating structure in line with the current business outlook. These initiatives included headcount reductions, facility consolidations and product rationalizations.

During the third quarter of 2001, we announced planned workforce reductions primarily at our Garden Grove, CA, Irvine, CA, San Luis Obispo, CA and Longmont, CO operations. Severance and other costs related to such reductions totaled $3.4 million. Such reductions represented 20% of our worldwide workforce, or approximately 400 employees. At December 31, 2001, 329 employees had been terminated.

We consolidated the manufacturing operations of our San Luis Obispo, CA, Garden Grove, CA, and Longmont, CO operations into an expanded campus in Irvine, CA. We also consolidated our metrology manufacturing into our operations in Sweden. We expect all consolidation activities to be completed by June 30, 2002. Costs related to the facility consolidations totaled $9.3 million and include reserves for asset impairments of $5.4 million, facility lease termination costs of $2.1 million and the write-off of goodwill of $1.8 million.

The following table summarizes the activities in the restructuring reserves:

                                                          Employee       Facility
(In thousands)                                            Severance    Consolidations      Other          Total
                                                          ---------    --------------      -----          -----

Restructuring and asset
  impairment charges                                      $  3,366        $  9,348        $    724        $ 13,438
Cash payments                                               (1,010)            (46)           (123)         (1,179)
Asset write-offs                                              (337)         (5,861)           (601)         (6,799)
                                                          --------        --------        --------        --------
Accrued restructuring reserves at December 31, 2001       $  2,019        $  3,441        $     --        $  5,460

We expect to utilize most of the reserves in 2002, although the facility lease termination costs included in these reserves will continue to be paid through the various lease terms.

In addition to the workforce reductions and facility consolidations discussed above, we revised our sales forecasts given current market conditions, and as a result, established reserves for excess and obsolete inventory and wrote off certain other assets.

The table below summarizes these reserves and write-offs and where those charges have been reflected in the accompanying consolidated statement of operations for the year ended December 31, 2001:

                                        Cost of   Selling, General &
(In thousands)                           Sales      Administrative      Total
                                         -----      --------------      -----

Inventory reserves                      $24,393         $    --        $24,393
Asset write-offs and other charges          710             631          1,341
                                        -------         -------        -------
                                        $25,103         $   631        $25,734
                                        =======         =======        =======

The restructuring and asset impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)

Fiber Optics & Photonics                                $28,636
Industrial Metrology Systems                              3,883
Industrial & Scientific Technologies                      3,684
Non-segment related                                       2,969
                                                        -------
                                                        $39,172
                                                        =======

In addition, during the first quarter of 2001, we recorded non-recurring charges of $12.5 million. These charges were comprised of $9.2 million for investment banking, legal and accounting fees related to our acquisition of KLI, a charge to cost of sales of $1.8 million for asset writedowns related to integration charges in connection with our December 2000 acquisition of the business of CEJ, and a charge of $1.5 million related to the acceleration of stock options held by a retiring employee.

Pro forma net income excluding the restructuring and impairment charges, the acquisition and other non-recurring charges and the reserves for excess and obsolete inventory incurred in 2001 and reflecting the pro forma tax effect of the conversion of KLI from an S-Corporation to a C-Corporation for 2000 and 1999 is presented below:

                                                                                             Years Ended December 31,
                                                                                             ------------------------
(In thousands except per share amounts)                                        2001                    2000                    1999
                                                                               ----                    ----                    ----
Income before income taxes                                                   $42,330                 $54,118                 $13,977
Income tax provision                                                          13,969                  17,807                   4,217
                                                                             -------                 -------                 -------
Net income                                                                   $28,361                 $36,311                 $ 9,760
                                                                             =======                 =======                 =======

Earnings per share:
Basic                                                                        $  0.78                 $  1.09                 $  0.32
Diluted                                                                      $  0.75                 $  1.01                 $  0.30

The pro forma information presented above is not based on generally accepted accounting principles, nor is it a substitute for such information, but rather is provided to clarify the impact of certain actions taken that management believes are non-recurring in nature and to present the results of our ongoing operations on a more comparable basis.

SUBSEQUENT EVENT

In February 2002, we acquired Micro Robotics Systems, Inc. ("MRSI"), a privately held manufacturer of high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave and semiconductor equipment markets for approximately 2,100,000 shares of common stock (including shares issuable upon the exercise of assumed stock options) valued at approximately $50.0 million and $15.0 million in cash. We currently expect MRSI to have 2002 net sales in the range of $13.0 million to $16.0 million, and we currently expect MRSI's financial results to be slightly accretive to our earnings per share for the full year 2002.

RESULTS OF OPERATIONS

Financial Analysis. The following table sets forth, for the periods indicated, certain income and expense items expressed as a percent of net sales and as period-to-period percent increases or decreases:

                                                                                                                 Period-to-Period
                                                                                     Percent of Net Sales       Increase (Decrease)
                                                                                     --------------------      --------------------
                                                                                   2001       2000      1999       2001       2000
                                                                                  -----      -----     -----       ----       ----
Net sales                                                                         100.0%     100.0%    100.0%      12.3%      78.0%
Cost of sales                                                                      68.3       54.4      55.7       41.0       73.7
                                                                                  -----      -----     -----
     Gross profit                                                                  31.7       45.6      44.3      (21.9)      83.5
Selling, general and
  administrative expense                                                           21.8       20.1      24.0       21.6       49.6
Research and development expense                                                    9.6        8.6      10.4       25.9       46.9
Restructuring and impairment charges                                                4.2       --        --        100.0       --
Acquisition and other non-recurring charges                                         3.4       --        --        100.0       --
                                                                                  -----      -----     -----
     Income (loss) from operations                                                 (7.3)      16.9       9.9         NM      204.1
Interest and other income (expense), net                                            4.4        2.2      (1.1)     128.3         NM
                                                                                  -----      -----     -----
     Income (loss) before income taxes                                             (2.9)      19.1       8.8         NM      287.2
Income tax provision (benefit)                                                     (0.9)       4.3       1.9         NM      310.9
                                                                                  -----      -----     -----
     Net income (loss)                                                             (2.0)      14.8       6.9         NM      280.8
                                                                                  =====      =====     =====

NM = Not Meaningful

Net Sales. For 2001, 2000 and 1999, our net sales totaled $318.9 million, $284.0 million and $159.5 million, respectively. Net sales for 2001 increased $34.9 million, or 12.3%, as compared with 2000, due primarily to sales increases to the semiconductor equipment and general metrology markets, offset in part by a decline in sales to the fiber optic communications market. Approximately $15.1 million of the increase in sales to the general metrology market was due to the inclusion of sales from businesses acquired for which there were no comparable sales in the 2000 period. Net sales for 2000 increased $124.5 million, or 78.0%, as compared with 1999, due primarily to sales increases in the fiber optic communications and semiconductor equipment markets.

For 2001, 2000 and 1999, sales to the fiber optic communications market were $102.4 million, $110.7 million and $34.3 million, respectively. Sales to this market in 2001 decreased $8.3 million, or 7.5%, as compared with 2000. Sales to this market declined substantially during the second half of 2001, from $80.7 million during the first half of the year to $21.7 million during the second half of the year, reflecting the severe decline in this market. Sales to this market in 2000 increased $76.4 million, or 222.8%, as compared with 1999. Growth in this market in 2000 reflected the increased demand for our products from fiber optic component manufacturers to build their manufacturing capacity to support the high component demand then forecasted.

Sales to the semiconductor equipment market were $90.6 million, $72.5 million and $29.2 million for 2001, 2000 and 1999, respectively. Sales to this market in 2001 increased $18.1 million, or 25.0%, as compared with 2000. Sales to the semiconductor equipment market declined substantially during the second half of the year, from $55.2 million during the first half of the year to $35.4 million in the second half of the year, reflecting the significant downturn in this market. In 2000, sales to this market increased $42.9 million, or 144.9%, as compared with 1999. The sales increases in 2001 and 2000 reflected the strong demand by semiconductor manufacturers for capital equipment through the second quarter of 2001, which led to strong demand for the subsystems we sell to this market during this period.

Sales to the general metrology market were $74.0 million, $49.5 million and $44.0 million for 2001, 2000 and 1999, respectively. Sales to this market in 2001 increased $24.5 million, or 49.3%, as compared with 2000. The increase in sales was due primarily to the inclusion of sales from businesses acquired for which there were no comparable sales in the 2000 period. In 2000, sales to this market increased $5.5 million, or 12.5%, as compared with 1999.

In 2001, 2000 and 1999, sales to the other market segments, which are comprised of aerospace and research and computer peripherals, were $51.9 million, $51.3 million and $51.6 million, respectively.

For 2001, 2000 and 1999, domestic sales were $212.4 million, $201.2 million and $107.3 million, respectively. Domestic sales in 2001 increased $11.2 million, or 5.6%, as compared with 2000, due primarily to sales increases in the semiconductor equipment, general metrology, and aerospace and research markets of $18.6 million, or 27.5%, $4.4 million, or 14.3%, and $2.1 million, or 8.9%, respectively. This increase was offset by decreases in the fiber optic communications and computer peripherals markets of $10.9 million, or 15.1%, and $2.9 million, or 35.9%, respectively. Domestic sales in 2000 increased $94.0 million, or 87.6%, as compared with 1999, due primarily to sales increases in the fiber optic communications, semiconductor equipment and general metrology markets of $49.7 million, or 220.2%, $41.4 million, or 163.0%, and $4.1 million, or 15.4%, respectively. The sales increase in 2000 was offset by sales declines in the other markets combined of $1.1 million, or 3.5%.

International sales totaled $106.5 million, $82.8 million and $52.3 million for 2001, 2000 and 1999, respectively. For 2001, international sales increased $23.7 million, or 28.6%, as compared with 2000. The increase in international sales in 2001 as compared with 2000 was primarily due to an increase of $2.6 million, or 6.6%, in the fiber optic communications market, an increase of $20.0 million, or 105.8%, in the general metrology market and an increase of $1.6 million, or 9.1%, in the aerospace and research market. The increased international sales to the general metrology market were due primarily to the inclusion of sales from acquired businesses accounted for using the purchase method for which there were no comparable sales in 2000. Geographically, the increase in 2001 sales was driven by increased sales to European customers of $31.3 million, or 76.9%, due primarily to the aforementioned increase in general metrology sales. This was offset in part by decreased sales to Canadian and Pacific Rim customers of $4.7 million, or 30.5%, and $4.5 million, or 18.6%, respectively. International sales in 1999 included net sales of $2.5 million representing one extra month of sales from our European operations, due to a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without such change, 1999 international sales would have been $49.7 million. The increase in international sales in 2000 as compared with 1999 was due primarily to an increase of $26.8 million, or 227.8%, in sales to international fiber optic communications customers, an increase of $1.5 million, or 36.4%, in sales to the semiconductor equipment market, and an increase in international sales to all other market segments combined of $2.1 million, or 6.1%. Geographically, the increase in 2000 sales was driven primarily by sales to European, Canadian and Pacific Rim customers with increases of $8.3 million, or 25.4%, $13.0 million, or 113.2%, and $9.1 million, or 144.9%, respectively, over 1999.

Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. During 2001, the semiconductor equipment and fiber optic communications markets experienced severe downturns, which have continued in 2002. Additionally, the general economic recession constrained capital spending in many of our end markets. The timing of any recovery from these conditions is difficult to predict and represents a significant uncertainty with respect to our operating results. We expect that our sales to the aerospace and research markets will show a long-term growth trend in line with growth in the United States gross domestic product.

Gross Margin. Gross margin was 31.7%, 45.6% and 44.3% for 2001, 2000 and 1999, respectively. The gross margin in 2001 was negatively impacted by inventory and asset writedowns of $26.9 million, that were taken to reflect the significant downturn in our primary target markets and the resulting reductions in our forecasted sales to these markets. (See "Restructuring And Other Non-Recurring Charges" on pages 17-18.) Excluding these writedowns, gross margin for 2001 would have been 40.2%. The decrease in gross margin from 2000 to 2001 was due primarily to the additional manufacturing capacity and infrastructure added at KLI and in our Fiber Optics and Photonics division during late 2000 and early 2001 to be able to meet customer demand, and to the lower absorption of fixed overhead caused by the sharp decline in sales volume through the latter part of 2001. Gross margin in 2001 was also negatively impacted by a mix shift towards sales to semiconductor original equipment manufacturer (OEM) customers, which generally have lower gross margins but lower associated operating expenses. The gross margin increase from 2000 to 1999 was primarily attributable to a mix shift towards higher margin product and system sales to the fiber optic communications market. Sales of these higher margin product and systems sales were offset partially by higher growth rates in lower gross margin sales to semiconductor OEM customers.

We expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volume, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will typically be proportionately greater than the changes in sales. Additionally, if the proportion of our sales to OEM customers increases, we would expect such increase to have a negative impact on our overall gross margin, but a positive effect on our overall operating margin. In addition, during 2001 we adjusted the carrying value of certain of our inventory to reflect the significant downturn in our primary target markets and the resulting reductions in our forecasted sales to those markets, which reduced the net realizable value of that inventory. In the event that our sales of those products exceed this forecast, such writedown in inventory cost would have a positive impact upon our gross margin. Conversely, if our forecasted sales were to be further reduced, we could further adjust our inventory value, which would negatively affect our gross margin, financial position and results of operations.

Selling, General and Administrative (SG&A) Expense. SG&A expenses totaled $69.5 million, or 21.8% of net sales, $57.1 million, or 20.1% of net sales, and $38.2 million, or 24.0% of net sales, for 2001, 2000 and 1999, respectively. SG&A expenses in 2001 increased $12.3 million, or 21.6%, as compared with 2000, primarily due to costs of the additional infrastructure added to be able to support the sales growth forecasted in late 2000 and early 2001, offset in part by the effects of certain of the cost reduction efforts initiated in the second half of 2001 in response to the downturn in our primary end markets. In 2000, SG&A expenses increased $18.9 million, or 49.6%, as compared with 1999, primarily due to increases in expenses tied to the sales and profit growth we experienced during that year.

We expect that our total SG&A expenses will decrease in 2002 as compared with 2001 due to the effects of the cost reduction efforts initiated in 2001. However, we expect that SG&A as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expenses are fixed in the short term, these fluctuations may be proportionately greater than the changes in sales.

Research and Development (R&D) Expense. R&D expenses totaled $30.7 million, $24.4 million and $16.6 million for 2001, 2000 and 1999, respectively. R&D expenses represented 9.6%, 8.6% and 10.4% of net sales in 2001, 2000 and 1999, respectively. R&D expenses increased $6.3 million, or 25.9%, in 2001 as compared with 2000, and $7.8 million, or 46.9%, in 2000 as compared with 1999. The increases in both years were attributable primarily to increased personnel costs related to the development of a number of new products and product enhancements including the improvement of laser beam stabilization and the expanded performance and range of our automated packaging and testing systems, including the introduction of the AMS AutoAlign packaging workstation, development of new semi- and fully-automated systems for laser diode characterization and sorting, semi- and fully-automated solutions for vertical cavity surface emitting laser ("VCSEL") device assembly, development of next-generation systems for burn-in and testing of laser diodes, and enhancements to the performance, functionality and material handling capabilities on our existing automation platforms.

We believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to increase our total R&D spending in future periods to develop additional new products and product improvements. We expect that R&D expenses as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expenses are fixed in the short term, these fluctuations may be proportionately greater than the changes in sales.

Restructuring and Impairment Charges. Restructuring and impairment charges of $13.4 million were recorded in 2001. The charges related to the cost reduction initiatives described in "Restructuring and Other Non-Recurring Charges" on pages 17-18.

Acquisition and Other Non-Recurring Charges. Acquisition and other non-recurring charges of $10.7 million were recorded in 2001. The charges related primarily to investment banking, legal and accounting fees associated with transactions and are described in "Restructuring and Other Non-Recurring Charges" on pages 17-18.

Interest and Other Income (Expense), Net. Interest and other income, net, totaled $13.8 million and $6.0 million for 2001 and 2000, respectively. Interest and other expense, net, for 1999 totaled $1.8 million. In the third quarter of 2000, we completed a secondary public offering for which we received proceeds of $329.9 million (after underwriting discounts and commissions). Interest and other income in 2001 and 2000 were primarily attributable to the investment of the proceeds from the secondary offering.

Interest income will fluctuate based on cash balances and changes in interest rates. Although a majority of our debt is at fixed interest rates, we anticipate that interest expense for 2002 will decrease slightly from 2001 because the long-term debt will be reduced by principal payments of $1.5 million in the second quarter and $1.0 million in the fourth quarter.

Taxes Based On Income. The effective tax rates for 2001, 2000 and 1999 were 33.0%, 22.4% and 21.1%, respectively. The increase in the effective tax rates from 2000 and 1999 was impacted by the earnings attributable to our acquisition of KLI, which was accounted for as a pooling of interests. Prior to its acquisition, KLI was treated as an S-Corporation for U.S. tax purposes and accordingly, recorded no income tax provision. On a pro forma basis assuming that KLI was taxed as a C-Corporation for all periods presented, our effective tax rates would have been 32.9% and 30.2% in 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities in 2001 of $14.6 million was primarily attributable to collections of customer receivables and income tax receivables, partially offset by our net loss, before non-cash charges for depreciation, amortization and asset reserves, and by an increase in inventories. Customer receivables decreased by $34.4 million, or 49.0%, in 2001, while the days sales outstanding ratio improved to 61 days in 2001 from 68 days in 2000. Inventories increased 19.7% in 2001 over 2000 levels, due primarily to increases in inventories during the first half of 2001 to support the customer demand forecasted at the beginning of 2001 and to meet our goal of maintaining competitive manufacturing lead times. Inventory turns decreased to 2.2 times in 2001 from 2.6 times in 2000.

Net cash used in investing activities of $17.1 million for 2001 was primarily attributable to purchases of property, plant and equipment and acquisitions of businesses, partially offset by net sales of marketable securities.

Net cash used in financing activities in 2001 of $6.8 million was primarily attributable to payments on long-term borrowings, cash dividends and other distributions to shareholders, offset in part by the sales of common stock in connection with stock option exercises and employee stock purchase plans, which generated $5.2 million in proceeds and resulted in the issuance of approximately 557,000 shares.

At December 31, 2001, we had marketable securities of $274.5 million. These securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and our senior financial management team. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management. We expect that our portfolio balances will fluctuate in the future based on factors such as cash requirements for ongoing operations, acquisitions, investments in third parties, capital expenditures and contractual obligations, as well as changes in interest rates.

At December 31, 2001, we had in place two unsecured lines of credit of $10.0 million each, expiring March 2002 and March 2004, respectively. In March 2002, we amended the terms of such lines of credit to change the rates of interest and extend the expiration of one line from March 2002 to March 2003. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.4%, at our option, plus an unused line fee of 0.325% per year. At December 31, 2001, there was no outstanding balance under either line of credit, with $18.7 million available under the combined lines, after considering outstanding letters of credit of $1.3 million. Our outstanding debt consists of $6.2 million in short-term borrowings and long-term debt of $3.4 million. At December 31, 2001, we were not in compliance with certain covenants under these lines of credit due to the non-recurring charges recorded in 2001. Our lender has waived this noncompliance through September 30, 2002. Excluding these non-recurring charges, we believe we will be in compliance with our debt covenants on an ongoing basis.

Contractual obligations at December 31, 2001 are summarized below:


(In thousands)                                                                       Payments Due By Period
                                                                 -------------------------------------------------------------------
                                                                                                                            2006
                                                    Total           2002           2003          2004           2005      and beyond
Operating lease obligations                       $27,355        $ 6,776        $ 6,352        $ 4,939        $ 4,380        $ 4,908
Term notes:
     8.25% senior notes                             6,500          3,500          2,000          1,000             --             --
     7.00% promissory note                            518            518             --             --             --             --
Shareholder notes to the
     former owners of KLI                           1,867          1,867             --             --             --             --
Capitalized lease obligations                         631            222            202            145             62             --
Equipment loans and other                              82             82             --             --             --             --
                                                  -------        -------        -------        -------        -------        -------
                                                  $36,953        $12,965        $ 8,554        $ 6,084        $ 4,442        $ 4,908
                                                  =======        =======        =======        =======        =======        =======

Subsequent to December 31, 2001, we utilized net cash of $8.5 million in our acquisition of MRSI, and paid $1.9 million to satisfy the shareholder notes referenced above.

We believe our current working capital position together with estimated cash flows from operations and existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations, for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see "Risks Relating To Our Business," on pages 24-29), and there can be no assurance that we will not require additional funding in the future.

Although we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies, we continue to evaluate acquisitions of products, technologies or companies that complement our business and may make such acquisitions in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions.

Recent Accounting Pronouncements

We adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") as of 2001. Statement 133 requires certain derivative instruments to be recorded at fair value. Derivative instruments held by us are comprised of foreign exchange contracts held to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

In 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which we adopted on January 1, 2002. Under Statement 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. We are currently assessing the effect that the adoption of Statement 144 will have on our consolidated results of operations and financial position.

In 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which we adopted on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $1.6 million per year (or $0.04 per diluted share based on the weighted average shares outstanding at December 31, 2001). At December 31, 2001, we had goodwill of approximately $27.1 million. Pursuant to Statement 142, we are currently testing our goodwill for impairment and expect to record an impairment charge in the first quarter of 2002 in the range of $6.0 million to $16.0 million, after tax, which is expected to reduce our earnings in the first quarter by between $0.16 and $0.44 per diluted share based on the weighted average shares outstanding at December 31, 2001.

RISKS RELATING TO OUR BUSINESS

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT, AND IF WE FAIL TO MEET THE EXPECTATIONS OF INVESTORS AND/OR SECURITIES ANALYSTS, THE MARKET PRICE OF OUR COMMON STOCK WILL LIKELY DECLINE SIGNIFICANTLY.

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:

       .      the timing of product shipments within a given quarter;

       . fluctuations in the capital spending, cyclicality and other economic conditions within the markets we serve;

       .      demand for our products and the products sold by our customers;

       .      the level of orders within a given quarter and preceding quarters;

       . the timing and level of cancellations and delays of orders for our products;

       . our ability to manufacture a sufficient quantity of our products to meet customer demand;

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

       .      timing of our competitors in introducing new products; and

       .      our levels of expenses.

We may in the future choose to reduce prices, increase spending, or add or eliminate products in response to actions by competitors or as an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters. We believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

WE ARE HIGHLY DEPENDENT ON THE SEMICONDUCTOR AND FIBER OPTIC COMMUNICATIONS INDUSTRIES AND ON OUR CUSTOMERS WHO SERVE THESE VERY CYCLICAL INDUSTRIES.

A substantial portion of our current and expected future business comes from sales to manufacturers of semiconductor fabrication and metrology equipment and sales to companies that manufacture components for fiber optic communications systems. Our sales to these markets are directly tied to the capital spending patterns of our customers in these markets.

The semiconductor market is characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The fiber optic communications market, which is at a much earlier stage in its development, experienced dramatic growth through the first half of 2001, followed by a sudden, severe downturn, which is continuing. During industry downturns, our revenues from these markets may decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to these markets, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in our primary markets may materially harm our operating results. Conversely, when upturns in our primary markets occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

The semiconductor and fiber optic communications markets are also characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in helping our customers develop products and manufacturing processes in advance of significant sales of our products to such customers. A failure on the part of our customers' products to gain market acceptance, or a failure of either or both of the semiconductor and fiber optic communications markets to grow would have a significant negative effect on our business and results of operations.

THE MARKETS AND INDUSTRIES THAT WE SERVE ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF WE DO NOT INTRODUCE NEW AND INNOVATIVE PRODUCTS OR IMPROVE OUR EXISTING PRODUCTS, OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED.

Our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Products in our markets often become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance our existing products, to address the demands of the marketplace for new and improved technology, either through internal development or by acquisitions, and to be price competitive. We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

WE OFFER PRODUCTS FOR MULTIPLE INDUSTRIES AND MUST FACE THE CHALLENGES OF SUPPORTING THE DISTINCT NEEDS OF EACH OF THE MARKETS WE SERVE.

We market products for the fiber optic component, semiconductor capital equipment, industrial metrology, life and health science, aerospace and research markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

BECAUSE OUR SALES CYCLE IS LONG AND DIFFICULT TO PREDICT, AND OUR ORDERS ARE SUBJECT TO RESCHEDULING OR CANCELLATION, WE MAY EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS.

Many of our products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform, elaborate testing and evaluation of our products before committing to purchasing them. The sales cycle for our products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year. The orders comprising our backlog are often subject to cancellation and changes in delivery schedules by our customers without significant penalty. We have from time to time experienced order reschedulings and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such reschedulings and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations and cause our stock price to drop.

WE FACE SIGNIFICANT RISKS FROM DOING BUSINESS IN FOREIGN COUNTRIES.

Our business is subject to risks inherent in conducting business internationally. In 2001, 2000 and 1999, our international revenues accounted for approximately 33.4%, 29.1% and 32.7%, respectively, of total net sales, with a substantial portion of sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future. As a result of our international operations, we face various risks, which include:

       . adverse changes in the political or economic conditions in countries or regions where we manufacture or sell our products;

       .      challenges of administering our business globally;

       . compliance with multiple and potentially conflicting regulatory requirements including export requirements, tariffs and other trade barriers;

       .      longer accounts receivable collection periods;

       .      overlapping, differing or more burdensome tax structures;

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

WE FACE SUBSTANTIAL COMPETITION, AND IF WE FAIL TO COMPETE EFFECTIVELY, OUR OPERATING RESULTS WILL SUFFER.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized market segments, against a limited number of companies. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small, and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

ACQUISITIONS OF ADDITIONAL BUSINESS, PRODUCTS OR TECHNOLOGIES WE MAY MAKE COULD NEGATIVELY AFFECT OUR BUSINESS.

We have historically achieved growth through a combination of internally developed new products and acquisitions. In recent years we have acquired several companies and technologies, and we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines in the future to expand our product offerings and technology base to further our strategic goals. Each of our recent acquisitions involves, and any future acquisition would involve risks, including:

       . our ability to integrate the acquired business' operations, products and personnel;

       .      our ability to retain key personnel of the acquired businesses;

       . our ability to manufacture and sell the products of the acquired businesses;

       . a decline in demand by our customers for the acquired business' products;

       . our ability to expand our financial and management controls and reporting systems and procedures to integrate the acquired businesses;

       .      diversion of management's time and attention;

       . customer dissatisfaction or performance problems with the products or services of an acquired firm;

       . assumption of unknown liabilities, or other unanticipated events or circumstances; and

       . the need to record significant charges or write down the carrying value of intangible assets, which could lower our earnings.

We cannot assure that any business that we may acquire will achieve anticipated revenues and operating results. Any of these risks could materially harm our business, financial condition and results of operations.

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

IF WE ARE UNABLE TO ATTRACT NEW EMPLOYEES AND RETAIN AND MOTIVATE EXISTING EMPLOYEES, OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, and if we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.

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

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation and the diversion of our technical and management personnel. For example, we have notified several manufacturers of semiconductor wafer handling robots that we believe that they are infringing upon one or more of our U.S. patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

WE HAVE EXPERIENCED, AND MAY IN THE FUTURE EXPERIENCE, INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS.

We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights of others. For example, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us claiming that our use of the "Newport" trademark infringes its rights with respect to such mark. Whenever claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

NATURAL DISASTERS OR POWER OUTAGES COULD DISRUPT OR SHUT DOWN OUR OPERATIONS.

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We have significant facilities in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. In addition, a significant portion of our manufacturing operations are located in California, which has recently experienced power shortages and resulted in "rolling blackouts." If these blackouts were to recur, it could cause disruptions to our operations and the operations of certain of our suppliers, distributors and customers. We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

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

We use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $6.3 million at December 31, 2001. Net foreign exchange gains and losses were not material to our earnings for the last three years.

Operating profit from international operations totaled $12.7 million and $9.4 million for 2001 and 2000, respectively. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar, Swedish krona and Swiss franc. We estimate that a 10% change in foreign exchange rates would have affected reported operating profit by approximately $0.7 million for the year ended December 31, 2001. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

Our exposure to interest rate risk is limited to our unsecured lines of credit and our investments in marketable securities. Our lines of credit bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.4%, at our option. No amounts were outstanding under these lines of credit as of December 31, 2001. Our long term debt instruments carry fixed interest rates. Our investments in marketable securities, which totaled $274.5 million at December 31, 2001, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $0.9 million for the year ended December 31, 2001.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8        Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 14 of this Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 16, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-23.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

ITEM 10       Directors and Executive Officers of the Registrant

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2001 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 11       Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2001 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 12       Security Ownership of Certain Beneficial Owners and Management

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2001 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2002.

ITEM 13       Certain Relationships and Related Transactions

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2001 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2002.

                                     PART IV

ITEM 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this Form 10-K:

         (1)  Financial Statements.

              See Index to Financial Statements and Schedules on page F-1.

         (2)  Financial Statement Schedules.

              See Index to Financial Statements and Schedules on page F-1. All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (3)  Exhibits.

              The following exhibits are filed (or incorporated by reference herein) as part of this Form 10-K:

             Exhibit
             Number                    Description of Exhibit
             ------- -----------------------------------------------------------

               2.1 Agreement and Plan of Merger, dated as of December 22, 2000, by and among the Company, KLI Acquisition Corp., Kensington Laboratories, Inc. and the Shareholders of Kensington Laboratories, Inc. (incorporated by reference to
                     Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 20, 2001).

               3.1 Restated Articles of Incorporation of the Company filed November 19, 1987 (incorporated by reference to exhibit in the Company's 1987 Proxy Statement).

               3.2 Certificate of Amendment to Articles of Incorporation of the Company, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, No. 333-40878 (the "Form S-3")).

               3.3 Certificate of Amendment to Articles of Incorporation of the Company, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).

               3.4 Restated Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended July 31,
                     1992).

              10.1 Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended July 31,
                     1992).

              10.2 First Amendment to Lease, dated January 31, 2002, between the Company and IRP Muller Associates, LLC pertaining to premises located in Irvine, California.

             Exhibit
             Number                    Description of Exhibit
             ------- -----------------------------------------------------------

              10.3 Lease Agreement dated November 1, 2000, between the Company and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.4 First Amendment to Lease, dated May 23, 2001, between the Company and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California.

              10.5* 1992 Incentive Stock Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).

              10.6*  1999 Stock Incentive Plan (incorporated by reference to
                     Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

              10.7* Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form S-3).

              10.8* 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 27, 2001).

              10.9* Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement of Form S-8, File No. 333-74076, filed on November 28, 2001).

              10.10* Employee Stock Purchase Plan, as amended.

              10.11* Form of Severance Compensation Agreement between the
                     Company and certain of its executive officers (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

              10.12* Severance Compensation Agreement dated as of April 8, 1996, between the Company and Robert J. Phillippy, Vice President and General Manager (incorprated by reference to Exhibit
                     10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996).

              10.13* Severance Compensation Agreement dated as of May 1, 1996, between the Company and Robert G. Deuster, President and Chief Executive Officer (incorporated by reference to
                     Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 1996).

              10.14 364-Day $10,000,000 Credit Agreement dated as of October 29, 1999 between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31,
                     1999).

              10.15 3-Year $15,000,000 Credit Agreement dated as of October 29, 1999 between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

             Exhibit
             Number                    Description of Exhibit
             ------- -----------------------------------------------------------

              10.16 Amendment to 364-Day $10,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to
                     Exhibit 10.10 to the Company's Form S-3).

              10.17 Amendment to 3-Year $15,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
                     10.12 to the Company's Form S-3).

              10.18 Amendment to 364 Day $10,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to
                     Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.19 Amendment to 3 Year $15,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.20 Omnibus Amendment to Credit Agreements, dated as of February 15, 2002, between the Company and ABN AMRO Bank, N.V.

              10.21 Note Agreement dated as of May 2, 1996 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1996).

              21.1   Subsidiaries of Registrant.

              23.1   Consent of Ernst & Young LLP, Independent Auditors.

              23.2   Consent of PricewaterhouseCoopers LLP, Independent
                     Auditors.
             -------------

              * This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.

     (b) Reports on Form 8-K.

         We filed no Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

                                 NEWPORT CORPORATION



                                 By:  /s/ ROBERT G. DEUSTER
                                     ----------------------------------------
                                      Robert G. Deuster
                                      President, Chief Executive Officer and
                                      Chairman of the Board


                                POWER OF ATTORNEY

The undersigned directors and officers of Newport Corporation constitute and appoint Robert G. Deuster and Charles F. Cargile, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                                 DATE
/S/ ROBERT G. DEUSTER                          Chairman of the Board, President and             March 29, 2002
------------------------------------------     Chief Executive Officer (Principal
Robert G. Deuster                              Executive Officer)


/S/ CHARLES F. CARGILE                         Vice President and Chief Financial               March 29, 2002
------------------------------------------     Officer (Principal Financial Officer)
Charles F. Cargile

/S/ DELIA S. VAN KAMPEN                        Corporate Controller (Principal                  March 29, 2002
------------------------------------------     Accounting Officer)
Delia S. Van Kampen

/S/ R. JACK APLIN
------------------------------------------     Director                                         March 29, 2002
R. Jack Aplin

/S/ ROBERT L. GUYETT
------------------------------------------     Director                                         March 29, 2002
Robert L. Guyett

/S/ C. KUMAR N. PATEL
------------------------------------------     Director                                         March 29, 2002
C. Kumar N. Patel

/S/ KENNETH F. POTASHNER
------------------------------------------     Director                                         March 29, 2002
Kenneth F. Potashner

                SIGNATURE                                     TITLE                                 DATE


/S/ WILLIAM R. RAUTH
------------------------------------------     Director                                         March 29, 2002
William R. Rauth


------------------------------------------     Director                                         March __, 2002
Richard E. Schmidt

                               Newport Corporation

                   Index to Financial Statements and Schedules

                                                                                                         Page
                                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors ..............................................         F-2

Report of PricewaterhouseCoopers LLP, Independent Auditors ......................................        F-3

Consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 ......        F-4

Consolidated statements of comprehensive income (loss) for the years ended
     December 31, 2001, 2000 and 1999 ...........................................................        F-4

Consolidated balance sheets at December 31, 2001 and 2000 .......................................        F-5

Consolidated statements of cash flows for the years ended
    December 31, 2001, 2000 and 1999 ............................................................        F-6

Consolidated statements of stockholders' equity for the years ended
     December 31, 2001, 2000 and 1999 ...........................................................        F-7

Notes to consolidated financial statements ......................................................        F-8

Financial Statement Schedule - Schedule II - Consolidated valuation accounts ....................        F-25

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
of Newport Corporation

We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Kensington Laboratories, Inc., a wholly owned subsidiary, as of December 31, 2000 and for the two years in the period then ended. Those financial statements reflect total assets constituting 4.8% in 2000, and total revenues constituting 11.0% in 2000, and 9.7% in 1999 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Kensington Laboratories, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /S/ ERNST & YOUNG LLP



Orange County, California
January 24, 2002 except for Note 17,
as to which the date is February 19, 2002

           Report of PricewaterhouseCoopers LLP, Independent Auditors

To the Board of Directors and Stockholders of Newport Corporation

In our opinion, the balance sheet and the related statements of income and retained earnings and of cash flows of Kensington Laboratories, Inc. (not presented separately herein) present fairly, in all material respects, its financial position at December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kensington Laboratories, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Kensington Laboratories, Inc. for any period subsequent to December 31, 2000.


                                                /S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 2, 2001

                               NEWPORT CORPORATION
                      Consolidated Statements of Operations


(In thousands except share and per share amounts)                                               Years Ended December 31,
                                                                                     -----------------------------------------------
                                                                                        2001               2000              1999
                                                                                        ----               ----              ----
Net sales                                                                            $ 318,869          $ 284,005         $ 159,525
Cost of sales                                                                          217,669            154,365            88,887
                                                                                     ---------          ---------         ---------

Gross profit                                                                           101,200            129,640            70,638

Selling, general and administrative expense                                             69,495             57,148            38,203
Research and development expense                                                        30,739             24,415            16,625
Restructuring and impairment charges                                                    13,438                 --                --
Acquisition and other non-recurring charges                                             10,683                 --                --
                                                                                     ---------          ---------         ---------

Income (loss) from operations                                                          (23,155)            48,077            15,810

Interest and other income (expense), net                                                13,794              6,041            (1,833)
                                                                                     ---------          ---------         ---------

Income (loss) before income taxes                                                       (9,361)            54,118            13,977
Income tax provision (benefit)                                                          (3,089)            12,145             2,956
                                                                                     ---------          ---------         ---------

Net income (loss)                                                                    $  (6,272)         $  41,973         $  11,021
                                                                                     =========          =========         =========

Earnings (loss) per share
     Basic                                                                           $   (0.17)         $    1.25         $    0.36
     Diluted                                                                             (0.17)         $    1.17         $    0.34

Number of shares used to calculate earnings (loss) per share
     Basic                                                                              36,405             33,464            30,939
     Diluted                                                                            36,405             35,835            32,075

Dividends per share                                                                  $    0.01          $    0.02         $    0.01



             Consolidated Statements of Comprehensive Income (Loss)


(In thousands)                                                                               Years Ended December 31,
                                                                                -------------------------------------------------
                                                                                 2001                  2000                  1999
                                                                                 ----                  ----                  ----

Net income (loss)                                                              ($ 6,272)             $ 41,973              $ 11,021
Foreign currency translation losses                                              (3,379)               (1,501)               (2,719)
Unrealized gain on marketable securities                                          1,481                   901                    --
                                                                               --------              --------              --------
Comprehensive income (loss)                                                    ($ 8,170)             $ 41,373              $  8,302
                                                                               ========              ========              ========

                             See accompanying notes.

                               NEWPORT CORPORATION
                           Consolidated Balance Sheets


(In thousands except share and per share data)                                                                 December 31,
                                                                                                          -----------------------
                                                                                                          2001               2000
                                                                                                          ----               ----
ASSETS
Current assets:
   Cash and cash equivalents                                                                           $   7,107          $  16,861
   Marketable securities                                                                                 274,494            289,781
   Customer receivables, net                                                                              35,833             70,241
   Inventories                                                                                            96,424             80,585
   Deferred tax assets                                                                                    11,091             17,720
   Other current assets                                                                                   15,172             11,946
                                                                                                       ---------          ---------
     Total current assets                                                                                440,121            487,134

Property, plant and equipment, at cost, net                                                               45,460             41,308
Goodwill, net                                                                                             27,056             18,805
Deferred tax assets                                                                                       22,240                 --
Investments and other assets                                                                               9,000              9,773
                                                                                                       ---------          ---------
                                                                                                       $ 543,877          $ 557,020
                                                                                                       =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                    $  12,939          $  24,797
   Accrued payroll and related expenses                                                                   12,813             13,313
   Current portion of long-term debt                                                                       6,189              7,590
   Accrued restructuring costs                                                                             5,460                 --
   Deferred revenue                                                                                          823              2,696
   Other current liabilities                                                                              12,579             12,444
                                                                                                       ---------          ---------
     Total current liabilities                                                                            50,803             60,840

Long-term debt                                                                                             3,409              9,540
Deferred tax liabilities                                                                                      --                675
Other liabilities                                                                                            658                 --

Commitments and contingencies

Stockholders' equity:
   Common stock, $0.1167 stated value, 200,000,000 shares authorized and
     36,693,000 issued and outstanding at December 31, 2001; 75,000,000 shares authorized and 36,196,000 shares issued and
     outstanding at December 31, 2000                                                                      4,282              4,224
   Capital in excess of stated value                                                                     389,526            374,895
   Unamortized deferred compensation                                                                        (293)              (996)
   Accumulated other comprehensive loss                                                                   (9,133)            (7,235)
   Retained earnings                                                                                     104,625            115,077
                                                                                                       ---------          ---------
     Total stockholders' equity                                                                          489,007            485,965
                                                                                                       ---------          ---------
                                                                                                       $ 543,877          $ 557,020
                                                                                                       =========          =========

                             See accompanying notes.

                               NEWPORT CORPORATION
                      Consolidated Statements of Cash Flows


(In thousands)                                                                                 Years Ended December 31,
                                                                                     ----------------------------------------------
                                                                                     2001                2000                1999
                                                                                     ----                ----                ----
Operating activities:
   Net income (loss)                                                              $  (6,272)          $  41,973           $  11,021
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and non-goodwill amortization                                    12,230              11,349               7,747
       Goodwill amortization                                                          2,471               1,083               1,056
       Provision for losses on receivables,
         inventories and investments                                                 28,408               3,914               1,260
       Deferred income taxes                                                        (16,286)            (13,726)                251
       Tax benefit from stock option exercises                                        7,708              16,995                 673
       Other non-cash items, net                                                      9,100                 (78)               (484)
       Changes in operating assets and liabilities:
         Receivables                                                                 27,961             (33,164)             (6,309)
         Income tax receivable                                                        7,793              (4,108)                 --
         Inventories                                                                (41,423)            (40,290)             (5,569)
         Other current assets                                                        (2,054)             (3,965)             (1,539)
         Other assets                                                                  (875)               (820)                198
         Accounts payable and other accrued expenses                                (11,135)             25,164                (110)
         Deferred revenue                                                            (3,612)               (364)              1,218
         Other, net                                                                     601                 804                  --
                                                                                  ---------           ---------           ---------
Net cash provided by operating activities                                            14,615               4,767               9,413
                                                                                  ---------           ---------           ---------

Investing activities:
   Purchases of property, plant and equipment                                       (19,605)            (18,663)             (7,237)
   Disposition of property, plant and equipment                                          --                 503                 201
   Acquisition of businesses, net of cash acquired                                  (12,984)                (50)             (6,559)
   Purchases of marketable securities                                              (746,174)           (314,451)                 --
   Sales of marketable securities                                                   762,943              25,571                  --
   Payments for equity investment                                                    (1,250)             (1,510)             (1,074)
   Proceeds from sale of equity investments                                              --               1,430               1,054
   Payments for in-process technology                                                    --              (1,157)             (2,261)
                                                                                  ---------           ---------           ---------
Net cash used in investing activities                                               (17,070)           (308,327)            (15,876)
                                                                                  ---------           ---------           ---------

Financing activities:
   Increase (decrease) in credit line                                                    --             (10,000)             10,000
   Payments on long-term borrowings                                                  (7,502)            (11,453)             (2,898)
   Cash dividends paid                                                                 (690)               (555)               (478)
   Other distributions to shareholders                                               (3,821)             (4,013)             (5,875)
   Repurchase of common stock                                                            --                  --              (1,589)
   Proceeds from sale of common stock, net                                               --             329,851                  --
   Issuance of common stock under employee plans                                      5,242               7,240               1,756
                                                                                  ---------           ---------           ---------
Net cash provided by (used in) financing activities                                  (6,771)            311,070                 916
                                                                                  ---------           ---------           ---------

Effect of foreign exchange rate changes on cash                                        (528)                110                 285
                                                                                  ---------           ---------           ---------
Increase (decrease) in cash and cash equivalents                                     (9,754)              7,620              (5,262)
Cash and cash equivalents at beginning of year                                       16,861               9,241              14,503
                                                                                  ---------           ---------           ---------
Cash and cash equivalents at end of year                                          $   7,107           $  16,861           $   9,241
                                                                                  =========           =========           =========

                             See accompanying notes.

                               NEWPORT CORPORATION
                 Consolidated Statements of Stockholders' Equity


(In thousands)                                                                                   Years Ended December 31
                                                                                     -----------------------------------------------
                                                                                       2001               2000               1999
                                                                                       ----               ----               ----
Common stock:
   Shares outstanding at beginning of year                                             36,196             31,413             31,049
   Issuance of common shares through secondary offering                                    --              3,100                 --
   Issuance of common shares through employee plans                                       493              1,503                698
   Grants of restricted stock, net                                                          4                 60                 --
   Repurchase of common shares                                                             --                 --               (334)
   Other                                                                                   --                120                 --
                                                                                    ---------          ---------          ---------
   Shares outstanding at end of year                                                   36,693             36,196             31,413
                                                                                    =========          =========          =========

Common stock:
   Balance at beginning of year                                                     $   4,224          $   3,666          $   3,623
   Issuance of common stock through secondary offering                                     --                362                 --
   Issuance of common stock through employee plans                                         58                175                 82
   Grants of restricted stock, net                                                         --                  7                 --
   Repurchase of common stock                                                              --                 --                (39)
   Other                                                                                   --                 14                 --
                                                                                    ---------          ---------          ---------
   Balance at end of year                                                           $   4,282          $   4,224          $   3,666
                                                                                    =========          =========          =========

Capital in excess of stated value:
   Balance at beginning of year                                                     $ 374,895          $   8,960          $   8,163
   Issuance of common stock through secondary offering                                     --            329,489                 --
   Issuance of common stock through employee plans                                      5,184              7,065              1,674
   Tax benefits of employee plans                                                       7,708             16,995                673
   Grants of restricted stock, net                                                        304              2,400                 --
   Repurchase of common stock                                                              --                 --             (1,550)
   Other                                                                                1,435              9,986                 --
                                                                                    ---------          ---------          ---------
   Balance at end of year                                                           $ 389,526          $ 374,895          $   8,960
                                                                                    =========          =========          =========

Unamortized deferred compensation:
   Balance at beginning of year                                                     $    (996)         $    (417)         $    (548)
   Grants of restricted stock, net                                                       (304)            (2,407)                --
   Amortization of deferred compensation                                                1,007              1,828                131
                                                                                    ---------          ---------          ---------
   Balance at end of year                                                           $    (293)         $    (996)         $    (417)
                                                                                    =========          =========          =========

Accumulated other comprehensive loss:
   Balance at beginning of year                                                     $  (7,235)         $  (6,635)         $  (3,916)
   Foreign currency translation loss                                                   (3,379)            (1,501)            (2,719)
   Unrealized gain on marketable securities                                             1,481                901                 --
                                                                                    ---------          ---------          ---------
   Balance at end of year                                                           $  (9,133)         $  (7,235)         $  (6,635)
                                                                                    =========          =========          =========

Retained earnings:
   Balance at beginning of year                                                     $ 115,077          $  77,672          $  78,604
   Dividends                                                                             (359)              (609)              (366)
   Distribution of S-Corp earnings                                                     (3,821)            (3,959)           (11,587)
   Net income (loss)                                                                   (6,272)            41,973             11,021
                                                                                    ---------          ---------          ---------
   Balance at end of year                                                           $ 104,625          $ 115,077          $  77,672
                                                                                    =========          =========          =========
Total stockholders' equity                                                          $ 489,007          $ 485,965          $  83,246
                                                                                    =========          =========          =========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Newport Corporation is a global leader in the design and manufacture of high-precision components, instruments and integrated systems for the fiber optic communications, semiconductor equipment, aerospace, research and industrial metrology markets. The Company's innovative products are designed to enhance productivity and capabilities in test and measurement and automated assembly for precision manufacturing, engineering and research applications. Customers include Fortune 500 corporations, technology companies and research laboratories in commercial, academic and government sectors worldwide. Newport is part of the Russell 2000 Index and the Standard and Poor's Midcap 400 Index.

Consolidation. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries and reflect the acquisitions of Unique Equipment Co. and Kensington Laboratories, Inc. (see Note 2) which have been accounted for as poolings of interests. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation. Amounts in 1999 include net sales of $2.5 million representing one extra month of sales from Newport's European operations. The additional net sales stem from a reporting change in the second quarter of 1999 that eliminated a one-month lag in the reporting of European results. Without the change, 1999 net sales would have been $157.0 million, while net income would not have been materially different. Earnings per share were not impacted by the change.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuation and income tax valuation.

Sales. A sale is recorded after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom configured and certain other products as defined in the Company's Customer Satisfaction and Product Guarantee Policy cannot be returned. Unless otherwise stated in its product literature, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Defective products will be either repaired or replaced, at the Company's option, upon meeting certain criteria.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company reviews its sales contracts on an ongoing basis to ensure sales are recorded in compliance with SAB No. 101. The adoption of SAB No. 101 had no material effect on our results of operations, financial position or cash flow.

Income Taxes. The Company recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted laws.

Depreciation and Amortization. Property, plant and equipment is depreciated on a straight line basis over estimated useful lives of the assets ranging from three to twenty years. Leasehold improvements are generally amortized over the related lease term.

Advertising. The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of product catalogs. The Company uses its principal catalog, The Newport Resource(TM), as its principal marketing tool for the scientific market. Sales to this market approximated 14% of the Company's 2001 annual revenues. The catalog provides detailed product information as well as extensive technical and applications data. The catalog is published in English, French and German and is mailed worldwide to more than 50,000 potential customers.

Advertising costs were $2.1 million, $1.6 million and $1.6 million for 2001, 2000 and 1999, respectively, and are expensed as incurred.

Earnings (Loss) per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock, and the dilutive effects of common stock equivalents (restricted stock and stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods (see Note 13).

In May 2000, the Company affected a three-for-one stock split of its shares of common stock. Share and per share information for all periods presented have been adjusted to reflect the stock split.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of interest bearing investments with original maturities of 90 days or less at the date of purchase.

Fair Values of Financial Instruments. Fair values of cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and the current portion of long-term debt approximate the carrying value because of the short period of time to maturity. The fair value of long-term debt approximates its carrying value because their rates of interest approximate current market rates. The carrying amounts of the foreign exchange contracts, if any, equal fair value and are adjusted each balance sheet date for changes in exchange rates.

Marketable Securities. The Company considers all liquid interest-earning investments with a maturity of more than three months at the date of purchase to be marketable securities. Marketable securities generally mature between three months and three years from the purchase date. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income (loss).

Marketable securities consist of the following:

(In thousands)                                                  December 31,
                                                         ----------------------
                                                            2001          2000
                                                         -----------------------

Commercial paper                                         $  9,471       $ 84,731
U.S. government and agency securities                      41,894         20,208
Corporate notes and bonds                                  79,422         74,435
Asset backed securities                                    18,329         32,015
Municipal notes and bonds                                 116,413         63,578
Certificates of deposit                                     8,965         14,814
                                                         --------       --------
                                                         $274,494       $289,781
                                                         ========       ========

Maturity distribution of the marketable securities at December 31, 2001 is as follows:

(In thousands)

0 - 1 Year                                                              $107,356
1 - 2 Years                                                               93,204
2 - 3 Years                                                               73,934
                                                                        --------
                                                                        $274,494
                                                                        ========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill. Goodwill, representing the excess of the purchase price over the fair value of the net assets of acquired entities, is amortized on a straight-line basis over its estimated useful life of fourteen to twenty years. Accumulated amortization totaled $6.9 million and $6.1 million at December 31, 2001 and 2000, respectively.

The Company examines the carrying value of goodwill for impairment when indicators of impairment are present. If such circumstances are present and undiscounted future cash flows are not expected to be sufficient to recover the assets' carrying amount, the goodwill is written down to its fair value.

In 2001 the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which the Company adopted on January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. At December 31, 2001, the Company had goodwill of approximately $27.1 million. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in net income of approximately $1.6 million per year (or $0.04 per diluted share based on the weighted average shares outstanding at December 31,
2001). The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Pursuant to Statement 142, the Company is currently testing its goodwill for impairment and expects to record an impairment charge in the first quarter of 2002 in the range of $6.0 million and $16.0 million, after tax, which is expected to reduce its earnings in the first quarter by between $0.16 and $0.44 per diluted share based on the weighted average shares outstanding at December 31, 2001.

Foreign Currency. Balance sheet accounts denominated in foreign currency are translated at exchange rates as of the date of the balance sheet and income statement accounts are translated at average exchange rates for the period. Translation gains and losses are accumulated as a separate component of Comprehensive Income (Loss). The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees ("APB No. 25") and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the amount the employee must pay to acquire the stock.

Comprehensive Income (Loss). The accumulated other comprehensive income (loss) presented in the balance sheet consists of the following:

(In thousands)                                                 December 31,
                                                         -----------------------
                                                           2001           2000
                                                           ----           ----
Cumulative foreign currency translation losses           ($11,515)     ($ 8,136)
Unrealized gains on marketable securities                   2,382           901
                                                         --------      --------
                                                         ($ 9,133)     ($ 7,235)
                                                         ========      ========

Derivative Instruments. As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") and its amendments Statements 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities (collectively referred to as "Statement 133"). The transition adjustment upon adoption was not material.

As a result of the adoption of Statement 133, the Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Changes in the fair values of derivatives not qualifying as hedges are reported in income.

The Company does not engage in hedging transactions as defined by Statement 133. However, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables. The Company does not engage in currency speculation. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $6.3 million and $4.3 million at December 31, 2001 and 2000, respectively. At December 31, 2001, all contracts outstanding matured by January 31, 2002. In addition, none of the outstanding contracts qualified for hedge accounting, and at December 31, 2001, an unrealized loss on outstanding contracts of approximately $50,000 is included in current earnings.

NOTE 2        ACQUISITIONS, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

In October 1999, the Company entered into a stock purchase agreement providing for the acquisition of the west coast commercial optics business of Corning OCA Corporation, a subsidiary of Corning Incorporated. The transaction was accounted for as a purchase and the commercial optics subsidiary (renamed Newport Precision Optics Corporation or "NPOC"), a manufacturer of specialized precision optical products and systems, became a wholly owned subsidiary of the Company. NPOC's results from the date of acquisition are included in the Industrial and Scientific Technologies reportable segment in Note 14.

In August 2000, the Company acquired Unique Equipment Co. ("Unique"), based in Chandler, Arizona. Unique was a privately held systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. The transaction was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements incorporate the results of operations, financial position and cash flows of Unique, the effects of which are immaterial to all periods presented. Unique's results are included in the Fiber Optics and Photonics reportable segment in Note 14.

In December 2000, the Company acquired the business of CEJohansson AB ("CEJ"), a privately held, Swedish global supplier of advanced metrology systems. The acquisition was accounted for as a purchase. CEJ's results from the date of acquisition are included in the Industrial Metrology Systems reportable segment in Note 14.

In February 2001, the Company acquired Design Technology Corporation ("DTC"), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The acquisition was accounted for using the purchase method. The Company recorded goodwill of approximately $9.9 million in connection with this acquisition. DTC's results from the date of acquisition are included in the Fiber Optic and Photonics reportable segment in Note 14.

Pro forma information for the above-mentioned acquisitions is not presented as they are not material to the Company's consolidated sales or net income.

In February 2001, the Company acquired Kensington Laboratories, Inc. ("KLI"), a manufacturer of high-precision robotic and motion control equipment for the semiconductor and fiber optic communications industries, via a merger. The Company issued approximately 3,526,000 shares of its common stock to the KLI shareholders in the transaction. The transaction was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements incorporate the results of operations, financial position and cash flows of KLI for all periods presented. KLI's results are included in our Industrial and Scientific Technologies reportable segment in Note 14.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net sales and net income information assuming the acquisition had occurred on January 1, 1999 is presented below:


(In thousands except per share amounts)                            Years Ended December 31,
                                                           -------------------------------------------
                                                           2001              2000              1999
                                                           ----              ----              ----
Net sales:
Newport                                                  $ 272,371         $ 252,853         $ 144,112
KLI                                                         51,763            38,828            18,853
Less:  Intercompany sales                                   (5,265)           (7,676)           (3,440)
                                                         ---------         ---------         ---------
Combined                                                 $ 318,869         $ 284,005         $ 159,525
                                                         =========         =========         =========
Net income (loss):
Newport                                                  $ (15,987)        $  27,819         $   7,868
KLI                                                          9,715            14,154             3,153
                                                         ---------         ---------         ---------
Combined                                                 $  (6,272)        $  41,973         $  11,021
                                                         =========         =========         =========
Earnings (loss) per share:
Basic
  Newport                                                $   (0.44)        $    0.93         $    0.29
  KLI                                                         0.27              0.32              0.07
                                                         ---------         ---------         ---------
  Combined                                               $   (0.17)        $    1.25         $    0.36
                                                         =========         =========         =========

Diluted
  Newport                                                $   (0.44)        $    0.86         $    0.28
  KLI                                                         0.27              0.31              0.06
                                                         ---------         ---------         ---------
  Combined                                               $   (0.17)        $    1.17         $    0.34
                                                         =========         =========         =========

Number of shares used to calculate
  earnings (loss) per share:
Basic                                                       36,405            33,464            30,939
Diluted                                                     36,405            35,835            32,075

Prior to the Company's acquisition of KLI, KLI was an S-Corporation for U.S. tax purposes. The pro forma results assuming that KLI was acquired on January 1, 1999 and its earnings were taxed as a C-Corporation is as follows:

(In thousands except per share amounts)             Years Ended December 31,
                                                    ------------------------
                                                     2000            1999
                                                     ----            ----
Net income                                          $36,311          $9,760

Basic earnings per share                              $1.09           $0.32

Diluted earnings per share                            $1.01           $0.30

The Company recorded non-recurring charges of $12.5 million in the first quarter of 2001. These charges were comprised of $9.2 million for investment banking, legal and accounting fees related to the Company's acquisition of KLI, a charge to cost of sales of $1.8 million for asset writedowns related to integration charges in connection with its December 2000 acquisition of the business of CEJ, and a charge of $1.5 million related to the acceleration of stock options held by a retiring employee.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The table below summarizes where the above non-recurring charges recorded in the first quarter of 2001 have been reflected in the accompanying consolidated statement of operations for the year ended December 31, 2001:

                                                                        Acquisition and
                                                        Cost of             Other Non-
(In thousands)                                           Sales          Recurring Charges        Total
                                                         -----          -----------------        -----
Acquisition and other non-recurring charges              $    --             $10,683             $10,683
Asset writedowns                                           1,788                  --               1,788
                                                         -------             -------             -------
                                                         $ 1,788             $10,683             $12,471
                                                         =======             =======             =======

In the third quarter of 2001, due to the continued weak economic environment in its key end markets, the Company revised its sales forecasts and announced a cost reduction program designed to bring the operating structure in line with the business outlook. These initiatives included headcount reductions, facility consolidations and product rationalizations.

During the third quarter of 2001, the Company announced planned workforce reductions primarily at its Garden Grove, CA, Irvine, CA, San Luis Obispo, CA and Longmont, CO operations. Severance and other costs related to such reductions totaled $3.4 million. Such reductions represented 20% of the Company's worldwide workforce, or approximately 400 employees. At December 31, 2001, 329 employees had been terminated.

The Company also consolidated the manufacturing operations of its San Luis Obispo, CA, Garden Grove, CA, and Longmont, CO operations into an expanded campus in Irvine, CA, and consolidated its metrology manufacturing into its operations in Sweden. All consolidation activities are expected to be completed by June 30, 2002. Costs related to the facility consolidations totaled $9.3 million and include reserves for asset impairments of $5.4 million, facility lease termination costs of $2.1 million and the write-off of goodwill of $1.8 million.

The following table summarizes the activities in the restructuring reserves:

                                                     Employee       Facility
(In thousands)                                       Severance    Consolidations       Other          Total
                                                     ---------    --------------      --------      --------
Restructuring and asset
  impairment charges                                 $  3,366       $  9,348          $    724      $ 13,438
Cash payments                                          (1,010)           (46)             (123)       (1,179)
Asset write-offs                                         (337)        (5,861)             (601)       (6,799)
                                                     --------       --------          --------      --------
Accrued restructuring at December 31, 2001           $  2,019       $  3,441          $     --      $  5,460
                                                     ========       ========          ========      ========

The Company expects to utilize most of the reserves in 2002, although facility lease termination costs included in these reserves will continue to be paid through the various lease terms.

In addition to the workforce reductions and facility consolidations discussed above, the Company also revised its sales forecasts given current market conditions, and as a result established reserves for excess and obsolete inventory and wrote off certain other assets.

The table below summarizes theses reserves and write-offs and where those charges have been reflected in the accompanying consolidated statement of operations for the year ended December 31, 2001:


                                               Cost of     Selling, General &
(In thousands)                                  Sales        Administrative        Total
                                                -----      -------------------    -------

Inventory reserves                              $24,393          $    --          $24,393
Asset writeoffs and other charges                   710              631            1,341
                                                -------          -------          -------
                                                $25,103          $   631          $25,734
                                                =======          =======          =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3        CUSTOMER RECEIVABLES

The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

(In thousands)                                                 December 31,
                                                          ---------------------
                                                            2001           2000
                                                            ----           ----
Customer receivables                                      $37,193        $70,918
Less allowance for doubtful accounts                        1,360            677
                                                          -------        -------
                                                          $35,833        $70,241
                                                          =======        =======

NOTE 4        INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out
(FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)                                                 December 31,
                                                         -----------------------
                                                           2001            2000
                                                           ----            ----
Raw materials and purchased parts                        $43,352         $24,949
Work in process                                           22,413          17,124
Finished goods                                            30,659          38,512
                                                         -------         -------
                                                         $96,424         $80,585
                                                         =======         =======

NOTE 5        INCOME TAXES

The provision (benefit) for taxes based on income (loss) consists of the following:

(In thousands)                              Years Ended December 31,
                                     -----------------------------------------
                                     2001              2000               1999
                                     ----              ----               ----
Current:
  Federal                          $  7,329          $ 20,620          $  2,038
  State                               1,542             3,859               340
  Foreign                             4,326             1,392               327
                                   --------          --------          --------
                                     13,197            25,871             2,705
Deferred:
  Federal                           (14,150)          (13,605)              262
  State                              (1,439)           (4,062)              (16)
  Foreign                              (697)            3,941                 5
                                   --------          --------          --------
                                    (16,286)          (13,726)              251
                                   --------          --------          --------
                                   $ (3,089)         $ 12,145          $  2,956
                                   ========          ========          ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for taxes based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:


(In thousands)                                                                                 Years Ended December 31,
                                                                                   -------------------------------------------------
                                                                                   2001                 2000                 1999
                                                                                   ----                 ----                 ----
Income tax provision (benefit) at statutory rate                                 ($ 3,276)            $ 14,057             $  3,834
Increase (decrease) in taxes resulting from:
  Foreign rate variance                                                             2,076                4,706                 (314)
  Income tax credits                                                                 (995)              (2,681)                (120)
  Decrease in valuation allowance                                                  (1,763)              (3,569)                (607)
  Tax exempt income                                                                (1,076)                 (41)                  --
  Non-deductible acquisition costs                                                  1,391                   --                   --
  Other, net                                                                          554                 (327)                 163
                                                                                 --------             --------             --------
                                                                                 ($ 3,089)            $ 12,145             $  2,956
                                                                                 ========             ========             ========

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

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheet, are as follows:


(In thousands)                                                                                                  December 31,
                                                                                                         --------------------------
                                                                                                         2001                2000
                                                                                                         ----                ----
Deferred tax assets:
  Net operating loss carryforwards                                                                    $ 17,087             $ 11,164
  Accruals not currently deductible for tax purposes and other                                          11,986                3,250
  Tax credit carryforwards                                                                               8,094                7,454
  Valuation allowance                                                                                       --               (1,763)
                                                                                                      --------             --------
    Total deferred tax asset                                                                            37,167               20,105
                                                                                                      --------             --------
Deferred tax liabilities:
  Accelerated depreciation methods used for tax purposes                                                 1,635                  849
  State taxes                                                                                            1,857                1,638
  Other                                                                                                    344                  573
                                                                                                      --------             --------
    Total deferred tax liability                                                                         3,836                3,060
                                                                                                      --------             --------
Net deferred tax asset                                                                                $ 33,331             $ 17,045
                                                                                                      ========             ========

The Company has federal and state net operating loss carryforwards totaling approximately $46.3 million and $9.8 million, respectively. These losses relate primarily to employee stock option exercises, the benefit for which has been allocated directly to capital in excess of stated value. Federal net operating loss carryforwards begin to expire in 2020, while state net operating loss carryforwards begin to expire in 2010.

The Company has utilized all of the foreign net operating loss carryforwards totaling approximately $3.0 million by December 31, 2001 and, accordingly, released the valuation allowance that has been associated with these assets. Approximately $2.1 million of the valuation allowance realized in 2000 was allocated to goodwill.

The Company's federal and state income tax credit carryforwards expire in years 2005 through 2021.

Net income taxes paid for 2001, 2000 and 1999 totaled $2.2 million, $3.5 million and $2.8 million, respectively.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $25.0 million, $20.0 million and $10.0 million at December 31, 2001, December 31, 2000 and December 31, 1999, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

United States and foreign earnings (losses) before taxes are as follows:

(In thousands)                                 Years Ended December 31,
                                       -----------------------------------------
                                       2001              2000              1999
                                       ----              ----              ----
United States                        ($20,222)         $ 42,033         $  9,911
Foreign                                10,861            12,085            4,066
                                     --------          --------         --------
                                     ($ 9,361)         $ 54,118         $ 13,977
                                     ========          ========         ========

NOTE 6        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:

(In thousands)                                                 December 31,
                                                          --------------------
                                                          2001             2000
                                                          ----             ----
Land                                                   $    687         $    920
Buildings                                                 4,010            5,304
Leasehold improvements                                   19,477           14,725
Machinery and equipment                                  56,575           49,652
Office equipment                                         24,552           20,786
                                                       --------         --------
                                                        105,301           91,387
Less accumulated depreciation                            59,841           50,079
                                                       --------         --------
                                                       $ 45,460         $ 41,308
                                                       ========         ========

Depreciation expense, including the amortization of capital lease assets, totaled $10.6 million, $7.8 million and $6.7 million for 2001, 2000 and 1999, respectively.

NOTE 7        INVESTMENTS AND OTHER ASSETS

Investments and other assets consist of the following:

(In thousands)                                                  December 31,
                                                          ----------------------
                                                          2001              2000
                                                          ----              ----
Nonmarketable investments                                $5,619           $4,088
Other assets                                              3,381            5,685
                                                         ------           ------
                                                         $9,000           $9,773
                                                         ======           ======

Nonmarketable investments consist primarily of investments in private companies, including a $1.5 million investment in a U.S. supplier and a $4.0 million investment in a photonics manufacturer. The Company made purchases of approximately $5.9 million, $4.8 million and $3.8 million from the U.S. supplier during 2001, 2000 and 1999, respectively.

Other assets consist primarily of capitalized software, patents and license agreements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8        LONG-TERM DEBT

Long-term debt consists of the following:


(In thousands)                                                                 December 31,
                                                                       --------------------------
                                                                         2001                2000
                                                                         ----                ----
Revolving credit agreements:
    $10.0 million, expiring March 2002                                 $    --             $    --
    $10.0 million, expiring March 2004                                      --                  --
Term notes:
    8.25% senior notes, maturing May 2004                                6,500              11,500
    7.00% promissory note, maturing December 2002                          518                 700
Capitalized lease obligations, payable in installments to 2005             631                 888
Shareholder notes payable to the former owners of KLI:
    4.64% promissory note, maturing January 2002                         1,867               3,734
Equipment loans and other                                                   82                 308
                                                                       -------             -------
    Total                                                                9,598              17,130
Less current portion                                                     6,189               7,590
                                                                       -------             -------
    Long-Term Debt                                                     $ 3,409             $ 9,540
                                                                       =======             =======

To support its worldwide operations, at December 31, 2001, the Company had in place two unsecured lines of credit of $10.0 million each, expiring March 2002 and March 2004, respectively. In March 2002, the Company amended the terms of such lines of credit to change the rates of interest and extend the expiration of one line from March 2002 to March 2003. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.4%, at the Company's option, plus an unused line fee of 0.325% per year. At December 31, 2001, there was no outstanding balance under either line of credit, with $18.7 million available under the combined lines, after considering outstanding letters of credit of $1.3 million. The Company's outstanding debt consists of $6.2 million in short-term borrowings and long-term debt of $3.4 million. At December 31, 2001, the Company was not in compliance with certain covenants under these lines of credit due to the non-recurring charges recorded in 2001. The Company's lender has waived this noncompliance through September 30, 2002. Excluding these non-recurring charges, the Company believes it will be in compliance with its debt covenants on an ongoing basis.

During May 1996, the Company obtained $20.0 million of long-term financing from an insurance company. These senior notes, sold at par, are unsecured, carry an 8.25% annual coupon and mature in May 2004. Interest is payable semiannually and semiannual principal payments commenced during November 1998. At December 31, 2001, the Company was not in compliance with certain covenants due to the non-recurring charges recorded in 2001. The Company's lender has waived this noncompliance through September 30, 2002. Excluding these non-recurring charges, the Company believes it will be in compliance with its debt covenants on an ongoing basis.

At December 31, 2001, in connection with its acquisition of KLI, the Company had outstanding shareholder notes payable to the former owners of KLI of $1.9 million, payable in January 2002.

Capitalized lease obligations relate to real estate and equipment located in France. The original cost of assets under capital leases at December 31, 2001 and December 31, 2000, was approximately $2.6 million. Accumulated amortization totaled approximately $1.6 million and approximately $1.7 million at December 31, 2001 and December 31, 2000, respectively. Required annual payments are as follows:

(In thousands)                                  Capitalized
                                                   Lease          Borrowings and
For years ending December 31,                   Obligations         Term Notes
                                                -----------         ----------
2002                                              $  304               $5,967
2003                                                 252                2,000
2004                                                 181                1,000
2005                                                  78                   --
2006                                                  --                   --
                                                  ------               ------
                                                     815                8,967
Less interest                                        184                  --
                                                  ------               ------
                                                  $  631               $8,967
                                                  ======               ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest paid totaled $1.6 million, $2.4 million and $1.9 million for 2001, 2000 and 1999, respectively.

NOTE 9        COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31:

(In thousands)

2002                                                                   $6,776
2003                                                                    6,352
2004                                                                    4,939
2005                                                                    4,380
2006                                                                    2,860
Thereafter                                                              2,048

Rental expense under all leases totaled $6.1 million, $5.2 million and $4.1 million for 2001, 2000 and 1999, respectively.

NOTE 10       CONTINGENCIES

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against the Company in the Federal District Court in Connecticut, claiming that the Company's use of the "Newport" trademark infringes its rights with respect to such mark. In January 2002, a trial was held with respect to this litigation. The jury returned a verdict in favor of the Company on all of Newport Electronics' claims. Newport Electronics has filed a motion for a new trial, which the Company has opposed. No hearing on such motion has been scheduled. In the event that Newport Electronics' motion is granted or the verdict is subsequently overturned on appeal, and the litigation is, on retrial, adversely determined, it could have material adverse effects on the Company's business, including potential monetary damages and being enjoined from using the "Newport" trademark in conjunction with certain classes of products.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except for the Newport Electronics litigation discussed above, the Company currently is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on its results of operations or financial position.

NOTE 11       STOCK OPTION PLANS

On February 13, 2001, the Company's Board of Directors approved, subject to stockholder approval, the 2001 Stock Incentive Plan (the "2001 Plan"). The stockholders approved the 2001 Plan on May 30, 2001. The purposes of the 2001 Plan are to enhance the Company's ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the success of the Company's business largely depends, by providing them with an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company. Options have been granted to directors, officers and employees at a price not less than the fair market value at the dates of grants for terms of not more than ten years. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of stated value. The fair market value of restricted stock at date of grant is amortized to expense over the vesting period, which is generally five years.

The 2001 Plan authorizes the Company to grant options and/or rights to purchase up to 6,000,000 shares of Common Stock, including such number of shares as was formerly available for grant under the Company's 1992 Stock Option Plan and 1999 Stock Incentive Plan (the "Prior Plans"), subject to adjustment in the number and kind of shares subject to the 2001 Plan and to outstanding shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Upon the adoption of the 2001 Plan by the Company's stockholders, the Prior Plans were terminated for purposes of future grants. Options to purchase a total of 2,539,360 shares were granted in 2001 under the Company's plans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes option plan and restricted stock activity for the years ended December 31, 2001, 2000 and 1999:

                                                                                  Under Plan                        Weighted Average
                                           Available for        ---------------------------------------------        Exercise Price
                                           Option Grant         Restricted                                          of Option Shares
                                             or Award              Stock            Options             Total           Under Plan
                                             --------              -----            -------             -----           ----------
Balance, December 31, 1998                     668,859            289,875          3,811,077          4,100,952         $    3.32
Authorized                                   1,453,893                 --                 --                 --               --
Granted                                       (725,100)                --            725,100            725,100              7.10
Exercised                                           --            (89,250)          (401,025)          (490,275)             3.12
Forfeited                                      173,928                 --           (173,928)          (173,928)             4.57
                                            ----------         ----------         ----------         ----------
Balance, December 31, 1999                   1,571,580            200,625          3,961,224          4,161,849              3.99
Authorized                                   1,552,800                 --                 --                 --                --
Granted                                     (1,626,039)            69,039          1,557,000          1,626,039             34.39
Exercised                                           --            (86,625)        (1,563,099)        (1,649,724)             3.04
Forfeited                                       97,308            (22,500)           (97,308)          (119,808)            12.05
                                            ----------         ----------         ----------         ----------
Balance, December 31, 2000                   1,595,649            160,539          3,857,817          4,018,356             16.44
Authorized                                   5,410,334                 --                 --                 --                --
Granted                                     (2,539,360)             4,000          2,535,360          2,539,360             34.16
Exercised                                           --           (130,164)          (387,872)          (518,036)             6.47
Forfeited under prior plans                         --                 --           (333,686)          (333,686)            43.19
Forfeited                                      148,602             (1,500)          (147,102)          (148,602)            15.33
                                            ----------         ----------         ----------         ---------
Balance, December 31, 2001                   4,615,225             32,875          5,524,517          5,557,392             23.44
                                            ==========         ==========         ==========         ==========

The weighted average per share fair value of restricted stock granted during 2001 and 2000 was $75.75 and $36.32, respectively. There were no grants of restricted stock in 1999.

At December 31, 2001, options on 1,811,934 shares were exercisable with a weighted average exercise price of $10.24 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 2001 (Contractual life in years):

                                   Options Outstanding                         Options Exercisable
                        -------------------------------------------        --------------------------
                                   Weighted Average        Weighted                          Weighted
                                        Remaining           Average                           Average
     Range of             Number       Contractual         Exercise            Number        Exercise
  Exercise Prices       Outstanding       Life               Price           Exercisable       Price
  ---------------       -----------       ----               -----           -----------       -----
  $  1.65 -   4.00        700,130          3.9              $  2.8             700,130       $  2.80
     4.15 -   9.00      1,158,293          6.4                5.10             710,950          4.94
    11.00 -  25.00      2,401,500          9.0               13.66             302,560         14.16
    25.35 -  54.00        321,750          8.6               36.33              34,500         41.94
    61.50 - 180.00        942,844          8.9               81.83              63,794        115.18
                        ---------                                            ---------
                        5,524,517                                            1,811,934
                        =========                                            =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense for employee stock options with exercise prices equal to the Company's stock price at date of grant is recognized. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the related exercise price, if any, are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost for the Company's stock option and employee stock purchase plans determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") is presented below:


(In thousands except per share amounts)                 2001              2000            1999
                                                        ----              ----            ----
Net income (loss) - reported                          $ (6,272)          $41,973         $11,021
Net income (loss) - pro forma                         $(35,647)          $23,998         $ 9,397
Diluted earnings (loss) per share - reported          $  (0.17)          $  1.17         $  0.34
Diluted earnings (loss) per share - adjusted          $  (0.98)          $  0.67         $  0.29


The fair value of each option grant in 2001 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: annualized dividend yield of 0.02%, applicable to grants dated prior to the cancellation of the dividend in August 2001; expected annual volatility of 86.00%; risk-free interest rate of 4.47%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 2000 and 1999 was estimated on the date of the grant using the following weighted-average assumptions: dividend yield of 0.02% and 0.23% respectively; expected annual volatility of 76.00% and 50.50%, respectively, risk-free interest rates of 6.33% and 4.93%, respectively, expected lives of 5 years and expected turnover rate of 12.90%. The weighted average per share fair value of options granted in 2001, 2000 and 1999 was $23.99, $34.43 and $2.89, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995 the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2004. An aggregate of 1,950,000 shares of common stock is available for purchase under the Purchase Plan. There were 165,049, 68,180 and 297,408 shares issued under the Purchase Plan during 2001, 2000 and 1999, respectively.

NOTE 12  INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, consisted of the following:

(In thousands)                                     Years Ended December 31,
                                                 ----------------------------
                                                 2001        2000        1999
                                                 ----        ----        ----
Interest and dividend income                   $ 13,314    $  8,704    $    296
Interest expense                                 (1,149)     (2,242)     (2,188)
Exchange gains (losses), net                         98         (59)       (226)
Gains (losses) on sale of investments, net        1,328          (8)        275
Other                                               203        (354)         10
                                               --------    --------    --------
                                               $ 13,794    $  6,041    ($ 1,833)
                                               ========    ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:


(In thousands except per share amounts)                                Years Ended December 31,
                                                           ------------------------------------------------
                                                           2001                 2000                 1999
                                                           ----                 ----                 ----
Numerator:
  Net income (loss)                                      ($ 6,272)            $ 41,973             $ 11,021

Denominator:
  Weighted average shares outstanding                      36,453               33,627               31,140
  Weighted unvested restricted stock outstanding              (48)                (163)                (201)
                                                         --------             --------             --------
  Denominator for basic earnings per
    share - weighted-average shares                        36,405               33,464               30,939
  Effect of dilutive securities:
    Employee stock options                                     --                2,273                1,016
    Restricted stock                                           --                   98                  120
                                                         --------             --------             --------
  Dilutive potential common shares                             --                2,371                1,136
    Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                       36,405               35,835               32,075
                                                         ========             ========             ========

Basic earnings (loss) per share                            $(0.17)               $1.25                $0.36
Diluted earnings (loss) per share                          $(0.17)               $1.17                $0.34

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

The Industrial and Scientific Technologies segment consists primarily of motion control devices and systems, wafer handling robots, vibration isolation products, optics, mechanical components, instruments and subassemblies. The Fiber Optics and Photonics segment consists primarily of device testing and characterization systems and process automation workstations for fiber optics and photonics manufacturing. The Industrial Metrology Systems segment consists primarily of measurement and inspection systems.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information for the Company's reportable segments for the years ended December 31, 2001, 2000 and 1999 follows:

(In thousands)                                                  Industrial                            Industrial
                                                              and Scientific     Fiber Optics         Metrology
                                                               Technologies      and Photonics          Systems              Total
                                                               ------------      -------------          -------              -----
Year Ended December 31, 2001:
-----------------------------
Sales to external customers                                      $199,369           $ 95,696            $ 23,804            $318,869
Depreciation and amortization                                       4,297              4,971               1,737              11,005
Restructuring, impairment and other
  non-recurring charges (see Note 2)                                3,684             28,636               3,883              36,203
Segment income (loss)                                              46,776             (8,823)             (9,465)             28,488
Segment assets                                                    125,057             68,756              31,575             225,388
Expenditures for long-lived assets                                  6,429              8,971               1,308              16,708

Year Ended December 31, 2000:
-----------------------------
Sales to external customers                                      $184,008           $ 91,036            $  8,961            $284,005
Depreciation and amortization                                       6,349              1,148               1,223               8,720
Segment income (loss)                                              44,134             11,058              (7,115)             48,077
Segment assets                                                    146,781             70,226              21,810             238,817
Expenditures for long-lived assets                                  7,857              3,210                 227              11,294

Year Ended December 31, 1999:
-----------------------------
Sales to external customers                                      $111,991           $ 37,617            $  9,917            $159,525
Depreciation and amortization                                       5,716                914                 484               7,114
Segment income (loss)                                              15,822              3,353              (3,365)             15,810
Segment assets                                                     92,838             25,503              10,897             129,238
Expenditures for long-lived assets                                  4,871                754                 304               5,929

The following reconciles segment income to consolidated income before income taxes and segment assets and depreciation and amortization to consolidated assets and consolidated depreciation and amortization.


(In thousands)                                                                          2001              2000              1999
                                                                                        ----              ----              ----
Income:
Segment income                                                                       $  28,488          $  48,077       $    15,810
Segment-related restructuring, impairment and other
  non-recurring charges                                                                (36,203)                --                --
Unallocated amounts:
Unallocated restructuring, impairment, acquisition
  and other non-recurring charges (see Note 2)                                         (15,440)                --                --
Interest and other income (expense), net                                                13,794              6,041            (1,833)
                                                                                     ---------          ---------       -----------
Income (loss) before income taxes                                                    $  (9,361)         $  54,118       $    13,977
                                                                                     =========          =========       ===========

Assets:
Assets for reportable segments                                                       $ 225,388          $ 238,817       $   129,238
Assets held at corporate                                                               318,489            318,203            11,054
                                                                                     ---------          ---------       -----------
Total assets                                                                         $ 543,877          $ 557,020       $   140,292
                                                                                     =========          =========       ===========

Expenditures for long-lived assets for reportable segments                           $  16,708          $  11,294       $     5,929
Expenditures for long-lived assets held at corporate                                     2,897              7,369             1,308
                                                                                     ---------          ---------       -----------
Total expenditures for long-lived assets                                             $  19,605          $  18,663       $     7,237
                                                                                     =========          =========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)                                                          2001              2000              1999
                                                                        ----              ----              ----
Depreciation and amortization:
Depreciation and amortization for reportable segments                 $ 11,005          $  8,720          $  7,114
Depreciation and amortization for assets held at corporate               3,696             3,712             1,689
                                                                      --------          --------          --------
Total depreciation and amortization                                   $ 14,701          $ 12,432          $  8,803
                                                                      ========          ========          ========

Selected financial information for the Company's operations by geographic segment is as follows:


(In thousands)                                         2001              2000              1999
                                                       ----              ----              ----
Geographic area revenue:
United States                                        $212,422          $201,245          $107,266
Europe                                                 72,113            40,769            32,516
Pacific Rim                                            19,914            24,460            11,474
Other                                                  14,420            17,531             8,269
                                                     --------          --------          --------
                                                     $318,869          $284,005          $159,525
                                                     ========          ========          ========
Geographic area long-lived assets:
United States                                        $ 38,778          $ 35,016          $ 23,949
Europe                                                  6,417             6,226             6,634
Other                                                     265                66                81
                                                     --------          --------          --------
                                                     $ 45,460          $ 41,308          $ 30,664
                                                     ========          ========          ========



NOTE 15       DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. Company contributions to the plan are determined based on a percentage of contributing employees' compensation. Expense recognized for the plan totaled $3.4 million, $1.9 million and $1.3 million for 2001, 2000 and 1999, respectively.

NOTE 16       SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)


(In thousands except per share amounts)                                                  Diluted
                                                                              Net         Earnings   Dividends     High        Low
                                                 Net          Gross         Income       (Loss) Per     Per        Share      Share
Three months ended                              Sales        Profit         (Loss)        Share (1)    Share       Price      Price
------------------                              -----        ------         ------        ---------    -----      ------      -----
December 31, 2001                             $ 50,326      $ 17,686       $    103       $   0.00    $   --     $   20.70   $ 13.15
September 30, 2001                              62,903        (3,100)       (25,459)         (0.70)       --         27.84     13.16
June 30, 2001                                   98,899        41,037         12,142           0.32      0.01         45.19     21.10
March 31, 2001                                 106,741        45,577          6,942           0.18        --        113.63     29.26

December 31, 2000
Previously reported                           $ 86,723      $ 38,024       $ 12,302       $   0.36    $ 0.01     $  176.25   $ 57.00
Pooling of interests (2)                        10,107         5,732          3,358            .05
                                              --------      --------       --------       --------
Restated                                        96,830        43,756         15,660           0.41      0.01        176.25     57.00

September 30, 2000
Previously reported                             66,594        28,660          8,179           0.25        --        189.25     82.44
Pooling of interests (2)                         7,035         4,010          3,035           0.05
                                              --------      --------       --------       --------
Restated                                        73,629        32,670         11,214           0.30        --        189.25     82.44

June 30, 2000
Previously reported                             51,742        22,948          4,199           0.14      0.01        110.00     29.33
Pooling of interests (2) (3)                     9,367         5,952          4,668           0.12
                                              --------      --------       --------       --------
Restated                                        61,109        28,900          8,867           0.26      0.01        110.00     29.33

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(In thousands except per share amounts)                                              Diluted
                                                                         Net          Earnings    Dividends      High         Low
                                             Net          Gross        Income        (Loss) Per       Per       Share        Share
Three months ended                          Sales         Profit       (Loss)          Share        Share       Price        Price
------------------                          -----         ------       ------          -----        -----       ------       -----
March 31, 2000
Previously reported                        $45,612       $20,009       $ 3,012        $  0.10         --         $ 59.50    $ 14.31
Pooling of interests (2) (3)                 6,825         4,305         3,220           0.08
                                           -------       -------       -------        -------
Restated                                    52,437        24,314         6,232           0.18         --           59.50      14.31

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual earnings (loss) per share.
(2)    Represents the results of the KLI pooling of interests transaction.
(3)    Represents the results of the Unique pooling of interests transaction.

In 2001, the Company announced the cancellation of its semi-annual dividend.

NOTE 17       SUBSEQUENT EVENTS

In February 2002, the Company acquired MRSI, a privately held manufacturer of high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave and semiconductor equipment markets for approximately 2,100,000 shares of common stock (including shares issuable upon the exercise of assumed stock options) valued at approximately $50.0 million and $15.0 million in cash. The Company currently expects MRSI to have 2002 net sales in the range of $13.0 million to $16.0 million, and the Company currently expects MRSI's financial results to be slightly accretive to the Company's earnings per share for the full year 2002.

                               NEWPORT CORPORATION
                                   Schedule II
                         Consolidated Valuation Accounts


(In thousands)
                                                        Balance at       Additions                                         Balance
                                                        Beginning    Charged to Costs                     Other Charges    at End
           Description                                  of Period      and Expenses    Write-Offs (1)   Add (Deduct) (2)  of Period
           -----------                                  ---------      ------------    --------------   ----------------  ---------
Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts                         $    677        $  1,251        $   (529)        $    (39)        $  1,360
Reserve for inventory obsolescence                         5,866          26,424         (12,934)              --           19,356
Warranty reserve                                             467           5,261          (4,064)              --            1,664

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts                         $    436        $    417        $   (164)        $    (12)        $    677
Reserve for inventory obsolescence                         3,768           3,682          (2,394)             810            5,866
Warranty reserve                                             403           1,965          (1,901)              --              467

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts                         $    304        $    278        $   (116)        $    (30)        $    436
Reserve for inventory obsolescence                         4,304             982          (1,330)            (188)           3,768
Warranty reserve                                             336           1,575          (1,508)              --              403


(1) Amounts are net of recoveries.

(2) Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the effects of acquisitions, and certain reclassifications between balance sheet accounts.

                                 EXHIBIT INDEX


             Exhibit
             Number                    Description of Exhibit
             ------- -----------------------------------------------------------

               2.1 Agreement and Plan of Merger, dated as of December 22, 2000, by and among the Company, KLI Acquisition Corp., Kensington Laboratories, Inc. and the Shareholders of Kensington Laboratories, Inc. (incorporated by reference to
                     Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 20, 2001).

               3.1 Restated Articles of Incorporation of the Company filed November 19, 1987 (incorporated by reference to exhibit in the Company's 1987 Proxy Statement).

               3.2 Certificate of Amendment to Articles of Incorporation of the Company, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, No. 333-40878 (the "Form S-3")).

               3.3 Certificate of Amendment to Articles of Incorporation of the Company, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 2001).

               3.4 Restated Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended July 31,
                     1992).

              10.1 Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended July 31,
                     1992).

              10.2 First Amendment to Lease, dated January 31, 2002, between the Company and IRP Muller Associates, LLC pertaining to premises located in Irvine, California.

             Exhibit
             Number                    Description of Exhibit
             ------- -----------------------------------------------------------

              10.3 Lease Agreement dated November 1, 2000, between the Company and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.4 First Amendment to Lease, dated May 23, 2001, between the Company and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California.

              10.5* 1992 Incentive Stock Plan (incorporated by reference to exhibit in the Company's 1992 Proxy Statement).

              10.6*  1999 Stock Incentive Plan (incorporated by reference to
                     Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

              10.7* Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Form S-3).

              10.8* 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed on April 27, 2001).

              10.9* Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement of Form S-8, File No. 333-74076, filed on November 28, 2001).

              10.10* Employee Stock Purchase Plan, as amended.

              10.11* Form of Severance Compensation Agreement between the
                     Company and certain of its executive officers (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

              10.12* Severance Compensation Agreement dated as of April 8, 1996, between the Company and Robert J. Phillippy, Vice President and General Manager (incorprated by reference to Exhibit
                     10.2 of the Company's Form 10-Q for the quarter ended September 30, 1996).

              10.13* Severance Compensation Agreement dated as of May 1, 1996, between the Company and Robert G. Deuster, President and Chief Executive Officer (incorporated by reference to
                     Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 30, 1996).

              10.14 364-Day $10,000,000 Credit Agreement dated as of October 29, 1999 between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31,
                     1999).

              10.15 3-Year $15,000,000 Credit Agreement dated as of October 29, 1999 between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

             Exhibit
             Number                    Description of Exhibit
             ------- -----------------------------------------------------------

              10.16 Amendment to 364-Day $10,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to
                     Exhibit 10.10 to the Company's Form S-3).

              10.17 Amendment to 3-Year $15,000,000 Revolving Credit Agreement, dated as of May 31, 2000, between Newport Corporation and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit
                     10.12 to the Company's Form S-3).

              10.18 Amendment to 364 Day $10,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to
                     Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.19 Amendment to 3 Year $15,000,000 Revolving Credit Agreement, dated as of March 9, 2001, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              10.20 Omnibus Amendment to Credit Agreements, dated as of February 15, 2002, between the Company and ABN AMRO Bank, N.V.

              10.21 Note Agreement dated as of May 2, 1996 between the Company and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1996).

              21.1   Subsidiaries of Registrant.

              23.1   Consent of Ernst & Young LLP, Independent Auditors.

              23.2   Consent of PricewaterhouseCoopers LLP, Independent
                     Auditors.
             -------------

              * This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 14(a)(3) of Form 10-K.