Form 10-Q
period 2002-03-31
NEWPORT CORP
filed 2002-05-15
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-1649

NEWPORT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	94-0849175
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1791 Deere Avenue, Irvine, CA	92606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 863-3144

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2002, was 37,893,020.

NEWPORT CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWPORT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Net sales	$43,917	$99,069
Cost of sales	29,828	54,396

Gross profit	14,089	44,673
Selling, general and administrative expense	11,378	17,496
Research and development expense	6,379	7,224
Acquisition and other non-recurring charges	—	10,683

Income (loss) from operations	(3,668)	9,270
Interest and other income, net of expense	2,524	3,934

Income (loss) from continuing operations before income taxes	(1,144)	13,204
Income tax provision (benefit)	(355)	4,588

Income (loss) from continuing operations	$(789)	$8,616
Loss from discontinued operations, net of tax of $509 and $1,169 for the three months ended March 31, 2002 and 2001, respectively	(3,378)	(1,674)
Cumulative effect of a change in accounting principle	(14,500)	—

Net income (loss)	$(18,667)	$6,942

Earnings (loss) per share, basic:
Income (loss) from continuing operations	$(0.02)	$0.24
Loss from discontinued operations, net of tax	$(0.09)	$(0.05)
Cumulative effect of a change in accounting principle	$(0.39)	—

Net income (loss)	$(0.50)	$0.19

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	$(0.02)	$0.23
Loss from discontinued operations, net of tax	$(0.09)	$(0.05)
Cumulative effect of a change in accounting principle	$(0.39)	—

Net income (loss)	$(0.50)	$0.18

Number of shares used to calculate earnings (loss) per share:
Basic	37,257	36,165
Diluted	37,257	37,988
Stockholders’ equity, beginning of period	$489,007	$485,965
Net income (loss)	(18,667)	6,942
Distributions to shareholders	—	(3,814)
Other comprehensive loss	(2,925)	(789)
Deferred compensation	18	80
Issuance of common stock	46,965	4,986

Stockholders’ equity, end of period	$514,398	$493,370

See accompanying notes

NEWPORT CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,964	$7,107
Marketable securities	254,217	274,494
Customer receivables, net	35,440	35,833
Inventories	91,511	96,424
Deferred tax assets	11,846	11,091
Assets of operations held for sale	15,517	—
Other current assets	14,626	15,172

Total current assets	431,121	440,121
Property, plant and equipment, at cost, net	43,336	45,460
Goodwill, net	59,197	27,056
Deferred tax assets	22,240	22,240
Investments and other assets	8,693	9,000

	$564,587	$543,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,565	$12,939
Accrued payroll and related expenses	9,135	12,813
Current portion of long-term debt	4,040	6,189
Accrued restructuring costs	4,241	5,460
Deferred revenue	2,533	823
Liabilities of operations held for sale	5,924	—
Other current liabilities	10,003	12,579

Total current liabilities	46,441	50,803
Long-term debt	3,748	3,409
Other liabilities	—	658
Commitments and contingencies
Stockholders’ equity:
Common stock, $.1167 stated value, 200,000,000 shares authorized; 37,893,000 shares issued and outstanding at March 31, 2002; 36,693,000 shares issued and outstanding at December 31, 2001	4,420	4,282
Capital in excess of stated value	436,430	389,526
Unamortized deferred compensation	(275)	(293)
Accumulated other comprehensive loss	(12,058)	(9,133)
Retained earnings	85,881	104,625

Total stockholders’ equity	514,398	489,007

	$564,587	$543,877

See accompanying notes

NEWPORT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Operating activities:
Net income (loss)	$(18,667)	$6,942
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and non-goodwill amortization	3,071	3,185
Goodwill amortization	—	582
Writedown of goodwill	14,500	—
Tax benefit of stock option exercises	683	2,279
Loss on disposal of business segment	2,125	—
Increase in provision for losses on receivables and inventories and other non-cash items, net	300	2,029
Changes in operating assets and liabilities:
Receivables	(2,132)	(8,230)
Income tax receivable	(3,999)	4,110
Inventories	1,971	(21,904)
Accounts payable and other accrued expenses	(5,441)	(3,865)
Other, net	(467)	1,197

Net cash used in operating activities	(8,056)	(13,675)

Investing activities:
Purchases of property, plant and equipment, net	(1,379)	(4,949)
Acquisition of businesses, net of cash acquired	(5,919)	(10,446)
Purchases of marketable securities	(112,806)	(197,388)
Sales of marketable securities	131,484	231,332
Purchase of intellectual property	(1,225)	—

Net cash provided by investing activities	10,155	18,549

Financing activities:
Payments on long-term debt	(2,215)	(1,895)
Cash dividends paid	—	(332)
Other distributions to shareholders	—	(3,814)
Issuance of common stock under employee agreements	1,082	968

Net cash used in financing activities	(1,133)	(5,073)

Effect of foreign exchange rate changes on cash	(109)	(90)

Net increase (decrease) in cash and cash equivalents	857	(289)
Cash and cash equivalents at beginning of period	7,107	16,861

Cash and cash equivalents at end of period	$7,964	$16,572

Cash paid in the period for:
Interest	$117	$140
Taxes	$2,368	—

See accompanying notes

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 3002

1.    Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Standards

In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which the Company adopted on January 1, 2002. Under Statement 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The discontinuance of the Company’s Industrial Metrology Systems Division (Note 2) has been accounted for under the provisions of Statement 144.

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill is no longer amortized but is subject to annual impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to Statement 142, the Company tested its goodwill for impairment and recorded an impairment charge of $14.5 million as the cumulative effect of a change in accounting principle in the first quarter of 2002. Had the Company not amortized goodwill in the three-months ended March 31, 2001, net income would have increased approximately $0.4 million, or $0.01 per diluted share.

On January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations (“Statement 141”). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The Company accounted for the acquisition of Micro Robotics Systems, Inc. (Note 2) in accordance with the provisions of Statement 141.

Foreign Currency

Balance sheet accounts denominated in foreign currencies are translated at the exchange rates as of the date of the balance sheet. Income statement accounts denominated in foreign currencies are translated at the average exchange rates for the period. Translation gains and losses are accumulated as a separate component of stockholders’ equity. The Company has adopted local currencies as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the respective local currencies.

NEWPORT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $2.8 million and $6.3 million at March 31, 2002, and December 31, 2001, respectively.

2.    Acquisition & Divestiture

Acquisition of Micro Robotics Systems, Inc.

On February 15, 2002, the Company acquired Micro Robotics Systems, Inc. (“MRSI”), a privately held manufacturer of high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave communications and semiconductor equipment markets. The acquisition expands the Company’s product offerings and technological capability for high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave and semiconductor equipment markets. MRSI’s results from the date of acquisition are included in the Fiber Optics and Photonics reporting segment in Note 9. Pro forma information is not presented as it is not material to the Company’s consolidated net sales or net income.

The Company has preliminarily recorded the excess of the purchase price over the net assets acquired of $48.6 million to goodwill, which is not deductible for income tax purposes. Although the purchase price allocation is preliminary, the Company does not believe the ultimate allocation will differ materially from the preliminary allocation. The Company expects to finalize the purchase price allocation prior to December 31, 2002.

The following summarizes the amounts paid in the acquisition and the preliminary purchase price allocation:

(In thousands, except share amounts)
Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of assumed stock options, valued at the difference between the Company’s stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,700

$61,897

Assets acquired and liabilities assumed:
Current assets	17,158
Goodwill	48,624
Other long-term assets	1,633
Current liabilities	(5,518)

$61,897

Divestiture of Industrial Metrology Systems Division

During March 2002, the Company’s Board of Directors approved a plan to sell its Industrial Metrology Systems Division (“IMSD”) in order for the Company to more efficiently deploy its resources to those areas that are critical to product development efforts for its strategic markets. The divestiture has been accounted for as a discontinued operation under Statement 144, and accordingly, all prior periods presented have been adjusted to reflect the financial results of this segment as a discontinued operation. The Company recorded a charge of $2.1 million in the three months ended March 31, 2002 to reflect the anticipated loss from the sale as a result of writing down the carrying value of IMSD’s net assets to fair value. Sales for the three months ended March 31, 2002 and 2001 were $4.8 million and $7.7 million, respectively. The segment operating losses, net of tax, for the three months ended March 31, 2002 and 2001 were $1.3 million and $1.7 million, respectively. The Company expects to complete the sale of IMSD prior to June 30, 2002.

NEWPORT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Marketable Securities

Marketable securities consist of money market funds, certificates of deposit, commercial paper and funding agreements, U.S. agency notes, corporate notes and bonds and asset-backed securities. These securities are stated at current fair market value. The difference between fair market value and book value of marketable securities is included as a component of comprehensive income (loss) (Note 8).

4.    Customer Receivables

The Company maintains reserves for potential uncollectable accounts. Such losses have been minimal and within management’s estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Customer receivables	$36,106	$37,193
Less allowance for doubtful accounts	666	1,360

	$35,440	$35,833

5.    Inventories

Inventories are stated at cost, determined on either a first-in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Raw materials and purchased parts	$23,215	$43,352
Work in process	23,503	22,413
Finished goods	44,793	30,659

	$91,511	$96,424

6.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2002	December 31, 2001
	(In thousands)
Land	$675	$687
Buildings	3,940	4,010
Leasehold improvements	20,017	19,477
Machinery and equipment	54,823	56,575
Office equipment	24,785	24,552

	104,240	105,301
Less accumulated depreciation	60,904	59,841

	$43,336	$45,460

NEWPORT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Interest and Other Income, net of expense

Interest and other income, net of expense, consists of the following:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Interest and dividend income	$2,428	$4,090
Interest expense	(145)	(337)
Exchange gains (losses), net	89	(55)
Gains on sale of investments, net	278	344
Other	(126)	(108)

	$2,524	$3,934

8.    Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net income (loss)	$(18,667)	$6,942
Foreign currency translation loss	(1,470)	(2,297)
Unrealized gain (loss) on marketable securities	(1,455)	1,508

	$(21,592)	$6,153

9.    Segment Reporting

With the discontinuance of the Industrial Metrology Systems Division, the Company now operates in two reportable segments, Industrial and Scientific Technologies and Fiber Optics and Photonics. Selected financial information for the two remaining segments for the three months ended March 31, 2002 and 2001 follows:

	Industrial & Scientific Technologies	Fiber Optics & Photonics	Total
	(In thousands)
Three Months Ended March 31, 2002:
Sales to external customers	$36,831	$7,086	$43,917
Segment income (loss)	3,925	(7,316)	(3,391)
Three Months Ended March 31, 2001:
Sales to external customers	$63,781	$35,288	$99,069
Segment income	18,692	1,814	20,506

The following reconciles segment income to consolidated income before income taxes.

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Segment income (loss)	($3,391)	$20,506
Unallocated operating expenses	(277)	(553)
Unallocated acquisition and other non-recurring charges	—	(10,683)
Interest and other income, net of expense	2,524	3,934

Income (loss) from continuing operations before income taxes	($1,144)	$13,204

10.    Subsequent Event

In May 2002, a photonics company in which the Company holds a $3.3 million note receivable filed for bankruptcy. At this time, it is too early to determine the amount of any writedown that may be required. The Company will write down the note to its estimated fair value in the quarter ending June 30, 2002. Such estimated value may be greater or lower than the actual proceeds received from the bankruptcy estate.

NEWPORT CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2002 and 2001

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on certain assumptions, including that we will not lose a significant customer or customers or experience increased fluctuations of demand or cancellation or rescheduling of purchase orders, that our markets will achieve their forecasted performance, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets, that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials, that we will successfully integrate our acquired and to-be-acquired companies, that terrorist activity and acts of war and the resulting economic uncertainty will not have a material adverse effect on our business or operating results, and that power interruptions and electricity rate increases will not have a material adverse effect on our business or operating results. Assumptions relating to the foregoing involve judgments and risks with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements will be realized, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. Certain of these risks are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the period included in the accompanying financial statements. This discussion compares the three-month period ended March 31, 2002, with the three-month period ended March 31, 2001. This discussion should be read in conjunction with the financial statements and associated notes.

RECENT EVENTS

Acquisition of Micro Robotics Systems, Inc.

On February 15, 2002, we acquired Micro Robotics Systems, Inc. (“MRSI”), a privately held manufacturer of high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave communications and semiconductor equipment markets. The acquisition expands our product offering and technological capability for high precision, fully automated assembly and dispensing systems for the fiber optic communications, microwave and semiconductor equipment markets. MRSI’s results from the date of acquisition are included in the Fiber Optics and Photonics reporting segment in Note 9. Pro forma information is not presented as it is not material to our consolidated net sales or net income.

NEWPORT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d)
Three Months Ended March 31, 2002 and 2001

We have preliminarily recorded the excess of the purchase price over the net assets acquired of $48.6 million to goodwill, which is not deductible for income tax purposes. Although the purchase price allocation is preliminary, we do not believe the ultimate allocation will differ materially from the preliminary allocation. We expect to finalize the purchase price allocation prior to December 31, 2002.

The following summarizes the preliminary purchase price allocation:

(In thousands, except share amounts)
Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of assumed stock options, valued at the difference between the Company’s stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,700

$61,897

Assets acquired and liabilities assumed:
Current assets	17,158
Goodwill	48,624
Other long-term assets	1,633
Current liabilities	(5,518)

$61,897

Divestiture of Industrial Metrology Systems Division

During March 2002, our Board of Directors approved a plan to sell our Industrial Metrology Systems Division (“IMSD”) in order for us to more efficiently deploy our resources to those areas that are critical to product development efforts for our strategic markets. The divestiture has been accounted for as a discontinued operation under Statement 144, and accordingly, all prior periods presented have been adjusted to reflect the financial results of this segment as a discontinued operation. We recorded a charge of $2.1 million in the three months ended March 31, 2002 to reflect the anticipated loss from the sale as a result of writing down the carrying value of IMSD’s net assets to fair value. Sales for the three months ended March 31, 2002 and 2001 were $4.8 million and $7.7 million, respectively. The segment operating losses, net of tax, for the three months ended March 31, 2002 and 2001 were $1.3 million and $1.7 million, respectively. We expect to finalize the sale of IMSD prior to June 30, 2002.

Adoption of Accounting Standards

In January 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). In accordance with Statement 142, we tested the goodwill for impairment based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. As a result, we recorded a charge of $14.5 million as the cumulative effect of a change in accounting principle in the first quarter of 2002.

Subsequent Event

In May 2002, a photonics company in which we hold a $3.3 million note receivable filed for bankruptcy. At this time, it is too early to determine the amount of any writedown that may be required. We will write down the note to its estimated fair value in the quarter ending June 30, 2002. Such estimated value may be greater or lower than the actual proceeds received from the bankruptcy estate.

NEWPORT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d)
Three Months Ended March 31, 2002 and 2001

FINANCIAL ANALYSIS

	Percentage of Net Sales		Period-to- Period
	Three Months Ended March 31,		Increase (decrease)
	2002	2001
Net sales	100.0%	100.0%	(55.7%)
Cost of sales	67.9	54.9	(45.2)

Gross profit	32.1	45.1	(68.5)
Selling, general and administrative expense	25.9	17.6	(35.0)
Research and development expense	14.6	7.3	(11.7)
Acquisition and other non-recurring charges	—	10.8	(100.0)
Income (loss) from operations	(8.4)	9.4	NM

Interest and other income, net	5.8	3.9	(35.8)

Income (loss) from continuing operations before income taxes	(2.6)	13.3	NM
Income tax provision (benefit)	(0.8)	4.6	NM

Income (loss) from continuing operations	(1.8)	8.7	NM
Loss from discontinued operations	(7.7)	(1.7)	NM
Cumulative effect of a change in accounting principle	(33.0)	—	NM

Net income (loss)	(42.5)	7.0	NM

NM = not meaningful

Net Sales    Net sales for the three-month period ended March 31, 2002 were $43.9 million, compared with $99.1 million for the three-month period ended March 31, 2001, representing an decrease of 55.7%. The sales decrease for the three-month period was due primarily to a dramatic downturn in business conditions in the fiber optic communications and semiconductor equipment markets.

Sales to the semiconductor equipment market during the quarter were $16.8 million, a decrease of $10.2 million, or 37.8%, compared with the corresponding prior year quarter. Sales for the prior year quarter reflected the strong demand by semiconductor manufacturers for capital equipment, which led to the strong demand for the subsystems and robots we sell to this market. Sales to the fiber optic communications market totaled $5.0 million for the three-month period ended March 31, 2002, a decrease of $39.5 million, or 88.8%, compared with the corresponding period in 2001. Sales for the prior year quarter reflected the increased demand for our products from fiber optic component manufacturers to build their manufacturing capacity to support the high component demand then forecasted. First quarter 2002 sales to our other market segments, comprised primarily of aerospace and research and computer peripherals, were $22.1 million, a decrease of $5.4 million, or 19.7%, compared with the corresponding period in 2001. Such sales in the 2001 period included significant purchases by customers in industries supporting the telecommunications industry.

Domestic sales totaled $32.0 million for the three-month period ended March 31, 2002, compared with $68.2 million for the corresponding period in 2001. The decrease for the quarter of $36.2 million, or 53.1%, was due primarily to sales decreases in the fiber optic communications and semiconductor equipment markets of $24.3 million, or 88.6%, and $9.8 million, or 37.7%, respectively. Domestic sales to other market segments decreased $2.1 million, or 14.7%, from the first quarter of 2001.

International sales totaled $11.9 million for the three-month period ended March 31, 2002, compared with $30.9 million for the corresponding prior year period, a decrease of 61.3%. The decrease was due to decreases in sales to the international fiber optic communications, semiconductor equipment and other markets of $15.2 million, or 89.1%, $0.5 million, or 41.0%, and $3.3 million, or 25.6%, respectively. Geographically, first quarter 2002 sales to Europe, the Pacific Rim and Canada decreased $8.3 million, or 52.8%; $5.5 million, or 62.2%; and $5.0 million, or 89.7%, respectively.

NEWPORT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d)
Three Months Ended March 31, 2002 and 2001

Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. During the second half of 2001, the semiconductor equipment and fiber optic communications markets experienced severe downturns. Additionally, the general economic recession has constrained capital spending in many of our end markets. While orders from semiconductor customers increased significantly in recent months, which we expect to result in increased sales to this market in the second half of 2002, we expect orders from and sales to the fiber optics communications market to remain depressed during 2002. However, the precise timing of any recovery from these conditions is difficult to predict and represents a significant uncertainty with respect to our operating results. We expect that our sales to the aerospace and research markets will show a long-term growth trend in line with growth in the United States gross domestic product.

Gross Margin    Gross margin for the first quarter of 2002 was 32.1% versus 45.1% in the first quarter of 2001. The decrease in gross margin was due primarily to the lower absorption of fixed overhead caused by the sharp decline in sales as compared with the prior year period. Additionally, gross margin in the 2002 period was negatively impacted by the infrastructure added at Kensington Laboratories, Inc. (“KLI”) and in our Fiber Optics and Photonics division during 2001, offset in part by lower sales to OEM customers, which typically carry a lower gross margin.

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

Selling, General and Administrative (SG&A) Expense    SG&A expenses totaled $11.4 million, or 25.9% of net sales for the three-month period ending March 31, 2002. First quarter 2002 SG&A expenses decreased $6.1 million, or 35.0% versus first quarter of 2001, reflecting the benefit of cost cutting measures implemented in the latter part of 2001, as well as reduced incentive compensation resulting from the lower sales and profit levels.

We expect that our total SG&A expenses will decrease in 2002 compared with 2001 due to the effects of the cost reduction efforts initiated in 2001. However, we expect that SG&A as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Research and Development (R&D) Expense    R&D expenses totaled $6.4 million, or 14.6% of net sales, for the three-month period ending March 31, 2002, compared with $7.2 million, or 7.3% of net sales, for the three-month period ending March 31, 2001, a decrease of $0.8 million, or 11.7%. The decrease was primarily attributable to our more focused deployment of resources on key development efforts.

We believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to increase our total R&D spending in future periods to develop additional new products and product improvements. We expect that R&D expenses as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Acquisition and Other Non-Recurring Charges    During the first quarter of 2001, we recorded non-recurring charges of $10.7 million. These charges were comprised of $9.2 million for investment banking, legal and

NEWPORT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d)
Three Months Ended March 31, 2002 and 2001

accounting fees related to our acquisition of KLI and a charge of $1.5 million related to the acceleration of stock options held by a retiring executive officer.

Interest and Other Income, Net    Interest and other income, net of expense, totaled $2.5 million for the three-month period ending March 31, 2002, compared with $3.9 million for the three-month period ending March 31, 2001. The decrease in the income is primarily attributable to reduced interest rate levels on lower average cash balances during the quarter.

Interest income will fluctuate based on cash balances and changes in interest rates. Although a majority of our debt is at fixed interest rates, we anticipate that interest expense for 2002 will decrease slightly from 2001 because the long-term debt will be reduced by scheduled principal payments of $1.5 million in the second quarter and $1.0 million in the fourth quarter.

Income Taxes    The effective tax rate from continuing operations for the three-month period ended March 31, 2002, was 31.0% versus 34.7%, for the corresponding prior year period. The decrease in the effective tax rate was primarily the result of greater utilization of tax credits associated with research and development activities versus the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $8.1 million for the three-month period ending March 31, 2002 was primarily attributable to increases in our customer and tax receivables (excluding the effects of the MRSI and IMSD transactions) and decreases in our payables, offset in part by a decrease in inventories. Our customer receivables including the effects of the MRSI and IMSD transactions were essentially flat from the fourth quarter of 2001. Our inventories decreased $4.9 million, or 5.1%, at March 31, 2002 compared with December 31, 2001, due in part to the effects of the MRSI and IMSD transactions.

Net cash provided by investing activities of $10.2 million for the three-month period ended March 31, 2002, was principally attributable to the net sales of marketable securities, offset in part by the net cash paid to acquire MRSI, the acquisition of intellectual property and net purchases of property, plant and equipment.

Net cash used in financing activities of $1.1 million for the three-month period ended March 31, 2002, was principally attributable to the payment of shareholder notes to the former owners of KLI, offset in part by the proceeds from the issuance of common stock in connection with stock option and purchase plans.

At March 31, 2002, we had marketable securities of $254.2 million. These securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and our senior financial management team. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in third parties, capital expenditures and contractual obligations, as well as changes in interest rates.

At March 31, 2002, we had in place a $10.0 million unsecured line of credit expiring March 4, 2003 and a $10.0 million unsecured line of credit expiring March 5, 2004. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.4%, at our option, plus an unused line fee of 0.325% per year. At March 31, 2002, there were no balances outstanding under the lines of credit, with $18.4 million available under the combined lines, after considering outstanding letters of credit. Our outstanding debt consists of $4.0 million in short-term borrowings and long-term debt of $3.7 million. At March 31, 2002, we were not in compliance with certain covenants under these lines of credit due to the non-recurring charges recorded in 2001. Our lender has waived this noncompliance through September 30, 2002. Excluding these non-recurring charges, we believe we will be in compliance with our debt covenants on an ongoing basis.

NEWPORT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d)
Three Months Ended March 31, 2002 and 2001

We believe our current working capital position together with estimated cash flows from operations and existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations, for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks and there can be no assurance that we will not require additional funding in the future.

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

Operating profit from international operations totaled $0.5 million for the three months ended March 31, 2002. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the three-month period ended March 31, 2002. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

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

NEWPORT CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK (Cont’d)

Our investments in marketable securities, which totaled $254.2 million at March 31, 2002, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would not have had a material effect on our net income for the three-month period ended March 31, 2002.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us in the Federal District Court in Connecticut, claiming that our use of the “Newport” trademark infringes its rights with respect to such mark. In January 2002, a trial was held with respect to this litigation, and the jury returned a verdict in our favor on all of Newport Electronics’ claims. In February 2002, Newport Electronics filed a motion for a new trial in such litigation. In April 2002, the Court denied this motion.

Item 2.    Recent Sales of Unregistered Securities.

On February 15, 2002, we acquired all of the issued and outstanding capital stock of Micro Robotics Systems, Inc., a Massachusetts corporation (“MRSI”) pursuant to an Agreement and Plan of Merger, dated January 22, 2002, among us, Magnesium Acquisition Corp., a Massachusetts corporation, and MRSI. As part of the consideration under the Merger Agreement, we issued an aggregate of 997,284 shares of our common stock to the former stockholders of MRSI.

We did not employ any underwriters, brokers or finders in connection with such transaction. The securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. Each recipient of securities in such transaction represented to us his or her intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and his or her ability to bear the economic risk of the investment in the securities, and appropriate legends were affixed to the instruments representing such securities. All recipients were provided adequate access to information about us.

Item 6.    Exhibits and reports on Form 8-K.

(a)  Exhibits

2.1
Agreement and Plan of Merger dated January 22, 2002, among the Company, Magnesium Acquisition Corp. and Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement of Form S-3, File No. 333-86264, filed with the Securities and Exchange Commission on April 15, 2002).

10.1
First Amendment to Lease, dated January 31, 2002, between the Company and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2
Omnibus Amendment to Credit Agreements, dated as of February 15, 2002, between the Company and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3
Form of Nonqualified Stock Option Agreement between the Company and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement of Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

NEWPORT CORPORATION

PART II–OTHER INFORMATION (Cont’d)

(a)  Reports on Form 8-K

We filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT CORPORATION (Registrant)

/s/ CHARLES F. CARGILE
Charles F. Cargile, (Vice President, Chief Financial Officer and Principal Financial Officer, duly authorized to sign on behalf of the Registrant)

Dated:    May 15, 2002