Form 10-Q
period 2002-06-30
NEWPORT CORP
filed 2002-08-12
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

***

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2002

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
Yes   X   No

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2002, was 38,178,976.

Exhibit Index on Sequentially Numbered Page 19

NEWPORT CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

NEWPORT CORPORATION
Consolidated Statements of Operations and
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net sales	$43,975	$93,679	$87,892	$192,748
Cost of sales	28,297	54,296	58,125	108,692

Gross profit	15,678	39,383	29,767	84,056

Selling, general and administrative expense	12,699	15,055	24,077	32,551
Research and development expense	6,581	7,049	12,960	14,273
Acquisition and other non-recurring charges	—	—	—	10,683

Income (loss) from operations	(3,602)	17,279	(7,270)	26,549
Interest and other income, net of expense	2,164	3,457	4,688	7,391
Asset write-down	(6,490)	—	(6,490)	—

Income (loss) from continuing operations before income taxes	(7,928)	20,736	(9,072)	33,940
Income tax provision (benefit)	(1,474)	6,801	(1,829)	11,389

Income (loss) from continuing operations	($6,454)	$13,935	($7,243)	22,551
Loss from discontinued operations, net of tax of $292 and $802 for the three and six months ended June 30, 2002, respectively, and $820 and $1,989 for the three and six months ended June 30, 2002, respectively	(897)	(1,793)	(4,275)	(3,467)
Cumulative effect of a change in accounting principle	—	—	(14,500)	—

Net income (loss)	($7,351)	$12,142	($26,018)	$19,084

Earnings (loss) per share, basic:
Income (loss) from continuing operations	($0.17)	$0.38	($0.19)	$0.62
Loss from discontinued operations, net of tax	($0.02)	($0.05)	($0.11)	($0.09)
Cumulative effect of a change in accounting principle	—	—	($0.39)	—

Net income (loss)	($0.19)	$0.33	($0.69)	$0.53

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	($0.17)	$0.37	($0.19)	$0.59
Loss from discontinued operations, net of tax	($0.02)	($0.05)	($0.11)	($0.09)
Cumulative effect of a change in accounting principle	—	—	($0.39)	—

Net income (loss)	($0.19)	$0.32	($0.69)	$0.50

Number of shares used to calculate earnings (loss) per share:
Basic	37,969	36,354	37,588	36,260
Diluted	37,969	37,849	37,588	37,918

Stockholders’ equity, beginning of period	$514,398	$493,370	$489,007	$485,965
Net income (loss)	(7,351)	12,142	(26,018)	19,084
Distributions to shareholders	—	(358)	—	(358)
Other distributions to shareholders	—	(7)	—	(3,821)
Other comprehensive income (loss)	7,044	(1,172)	4,120	(1,961)
Deferred compensation	18	181	36	261
Issuance of common stock	2,602	3,052	49,566	8,038

Stockholders’ equity, end of period	$516,711	$507,208	$516,711	$507,208

See accompanying notes

NEWPORT CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,319	$7,107
Marketable securities	268,868	274,494
Customer receivables, net	33,054	35,833
Inventories	93,888	96,424
Deferred tax assets	9,941	11,091
Other current assets	15,192	15,172

Total current assets	429,262	440,121
Property, plant and equipment, at cost, net	44,097	45,460
Goodwill, net	55,395	27,056
Deferred tax assets	20,759	22,240
Investments and other assets	9,603	9,000

	$559,116	$543,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,509	$12,939
Accrued payroll and related expenses	10,376	12,813
Current portion of long-term debt	2,000	6,189
Accrued restructuring costs	3,421	5,460
Deferred revenue	4,608	823
Other current liabilities	8,647	12,579

Total current liabilities	39,561	50,803

Long-term debt	2,583	3,409
Other liabilities	261	658
Commitments and contingencies

Stockholders’ equity:
Common stock, $.1167 stated value, 200,000,000 shares authorized;
38,179,000 shares issued and outstanding at June 30, 2002;
36,693,000 shares issued and outstanding at December 31, 2001	4,454	4,282
Capital in excess of stated value	438,893	389,526
Unamortized deferred compensation	(257)	(293)
Accumulated other comprehensive loss	(5,013)	(9,133)
Retained earnings	78,634	104,625

Total stockholders’ equity	516,711	489,007

	$559,116	$543,877

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
	Six Months Ended June 30,
	2002	2001
Operating activities:
Net income (loss)	($26,018)	$19,084
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and non-goodwill amortization	5,973	6,229
Goodwill amortization	—	1,225
Write-down of goodwill	14,500	—
Tax benefit of stock option exercises	1,621	2,927
Loss on disposal of business segment	2,372	—
Increase in provision for losses on receivables, inventories, investments and other non-cash items, net	7,545	2,747
Changes in operating assets and liabilities:
Receivables	1,235	(3,260)
Income tax receivable	(4,413)	6,220
Inventories	112	(39,143)
Accounts payable and other accrued expenses	(6,871)	(7,269)
Other, net	2,743	(1,735)

Net cash used in operating activities	(1,201)	(12,975)

Investing activities:
Purchases of property, plant and equipment, net	(4,562)	(13,259)
Proceeds from sale of business	9,694	—
Acquisition of businesses, net of cash acquired	(5,960)	(12,357)
Purchases of marketable securities	(229,530)	(375,911)
Sales of marketable securities	235,913	422,289
Purchase of intellectual property	(1,225)	—

Net cash provided by investing activities	4,330	20,762

Financing activities:
Increase in line of credit	—	157
Payments on long-term debt	(5,224)	(4,717)
Cash dividends paid	—	(325)
Other distributions to shareholders	—	(3,821)
Issuance of common stock under employee agreements	2,749	3,372

Net cash used in financing activities	(2,475)	(5,334)

Effect of foreign exchange rate changes on cash	558	(310)

Net increase in cash and cash equivalents	1,212	2,143
Cash and cash equivalents at beginning of period	7,107	16,861

Cash and cash equivalents at end of period	$8,319	$19,004

Cash paid in the period for:
Interest	$433	$543
Taxes	$3,190	950

See accompanying notes

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2002

1. Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made. Operating results for the three- and six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods (excluding restricted stock) and including the dilutive effects of common stock equivalents (restricted stock and stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

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

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. Pursuant to Statement 142, the Company tested its goodwill for impairment and recorded an impairment charge of $14.5 million as the cumulative effect of a change in accounting principle in the first quarter of 2002. Had the Company not amortized goodwill in the three- and six-months ended June 30, 2001, net income would have increased approximately $0.4 million, or $0.01 per diluted share, and $0.8 million, or $0.02 per diluted share, respectively.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”) and nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit

NEWPORT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

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

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. There were no foreign exchange contracts at June 30, 2002. Foreign exchange contracts totaled $6.3 million at December 31, 2001.

2. Acquisition and Divestiture

Acquisition of Micro Robotics Systems, Inc.

On February 15, 2002, the Company acquired Micro Robotics Systems, Inc. (“MRSI”), a privately held manufacturer of high precision, fully automated assembly and dispensing systems for a diverse industry base including communications markets and semiconductor equipment markets. The acquisition expands the Company’s product offerings and technological capability for high precision, fully automated assembly and dispensing systems for advanced packaging applications in the fiber optic communications, microwave and semiconductor equipment markets. MRSI’s results from the date of acquisition are included in the Fiber Optics and Photonics reporting segment in Note 10. Pro forma information is not presented as it is not material to the Company’s consolidated net sales or net income.

The Company has made a preliminary estimate of the intangible assets acquired in the transaction. The final valuation is expected to be completed by September 30, 2002, although the Company does not believe the ultimate valuation of the intangible assets will differ materially from the preliminary valuation. The Company has preliminarily recorded the excess of the purchase price over the net assets acquired of $44.5 million to goodwill, which is not deductible for income tax purposes. Although the purchase price allocation is preliminary, the Company does not believe the ultimate allocation will differ materially from the preliminary allocation. The Company expects to finalize the purchase price allocation prior to December 31, 2002.

The following summarizes the amounts paid in the acquisition and the preliminary purchase price allocation:

(In thousands, except share amounts)
Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of assumed stock options, valued at the difference between the Company’s stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,760

$61,957

Assets acquired and liabilities assumed:
Current assets	17,557
Goodwill	44,494
Other long-term assets	5,424
Current liabilities	(5,518)

$61,957

NEWPORT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestiture of Industrial Metrology Systems Division

During March 2002, the Company’s Board of Directors approved a plan to sell its Industrial Metrology Systems Division (“IMSD”) in order for the Company to more efficiently deploy its resources to those areas that are critical to product development efforts for its strategic markets. The divestiture has been accounted for as a discontinued operation under Statement 144, and accordingly, all prior periods presented have been adjusted to reflect the financial results of this segment as a discontinued operation. The Company recorded charges of $0.3 million and $2.4 million in the three and six months ended June 30, 2002, respectively, to reflect the loss from the sale as a result of writing down the carrying value of IMSD’s net assets to fair value. Net sales of the segment for the three and six months ended June 30, 2002 were $2.2 million and $7.0 million, respectively. The segment operating losses, net of tax, for the three and six months ended June 30, 2002 were $0.6 million and $1.9 million, respectively. Net sales of the segment for the three and six months ended June 30, 2001 were $5.2 million and $12.9 million, respectively. The segment operating losses, net of tax, for the three and six months ended June 30, 2001 were $1.8 million and $3.5 million, respectively.

3. Asset Write-Downs

In April 2002, the Company announced that two fiber optic component manufacturers in which the Company had made minority investments in prior years were experiencing severe financial difficulties. One company is currently in the process of closing its operations while the other company is in bankruptcy. As a result, the Company recorded a charge of $6.5 million in the second quarter of 2002 related to the write-down of these assets to their estimated liquidation value. Should the final liquidation values received differ from the currently estimated fair value, the Company will record the difference as other income or expense.

4. Marketable Securities

Marketable securities consist of money market funds, certificates of deposit, commercial paper and funding agreements, U.S. agency notes, corporate notes and bonds and asset-backed securities. These securities are stated at fair value. The difference between fair value and book value of marketable securities is included as a component of comprehensive income (loss) (Note 9).

5. Customer Receivables

The Company maintains reserves for potential uncollectable accounts. Historically, such losses have been minimal and within management’s estimates. Receivables from customers are generally unsecured.

Customer receivables consist of the following:

	June 30, 2002	December 31, 2001
(In thousands)
Customer receivables	$33,677	$37,193
Less allowance for doubtful accounts	623	1,360

	$33,054	$35,833

NEWPORT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories are stated at cost, determined on either a first-in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

	June 30, 2002	December 31, 2001
(In thousands)
Raw materials and purchased parts	$43,048	$43,352
Work in process	25,853	22,413
Finished goods	24,987	30,659

	$93,888	$96,424

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2002	December 31, 2001
(In thousands)
Land	$766	$687
Buildings	4,472	4,010
Leasehold improvements	22,491	19,477
Machinery and equipment	55,022	56,575
Office equipment	25,474	24,552

	108,225	105,301
Less accumulated depreciation	64,128	59,841

	$44,097	$45,460

8. Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30
(In thousands)	2002	2001	2002	2001
Interest and dividend income	$2,272	$3,335	$4,700	$7,425
Interest expense	(139)	(219)	(284)	(556)
Exchange gains (losses), net	(121)	35	(32)	(19)
Gains on sale of marketable securities, net	359	585	637	930
Other expense, net	(207)	(279)	(333)	(389)

	$2,164	$3,457	$4,688	$7,391

9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
Net income (loss)	($7,351)	$12,142	($26,018)	$19,084
Foreign currency translation gain (loss)	1,394	(1,019)	(75)	(3,316)
Unrealized gain (loss) on marketable securities	5,650	(153)	4,195	1,355

	($307)	$10,970	($21,898)	$17,123

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements—(Continued)
June 30, 2002

10. Segment Reporting

With the discontinuance of the Industrial Metrology Systems Division, the Company now operates in two reportable segments, Industrial and Scientific Technologies and Fiber Optics and Photonics. Selected financial information for the two remaining segments for the three and six months ended June 30, 2002 and 2001 follows:

(In thousands)	Industrial & Scientific Technologies	Fiber Optics & Photonics	Total
Three Months Ended June 30, 2002:
Sales to external customers	$35,234	$8,741	$43,975
Segment income (loss)	3,797	(7,399)	(3,602)

Three Months Ended June 30, 2001:
Sales to external customers	$58,051	$35,628	$93,679
Segment income	15,569	2,207	17,776

Six Months Ended June 30, 2002:
Sales to external customers	$72,065	$15,827	$87,892
Segment income (loss)	7,722	(14,715)	(6,993)

Six Months Ended June 30, 2001:
Sales to external customers	$121,832	$70,916	$192,748
Segment income	34,261	4,021	38,282

The following reconciles segment income to consolidated income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
Segment income (loss)	($3,602)	$17,776	($6,993)	$38,282
Unallocated operating expenses	—	(497)	(277)	(1,050)
Unallocated acquisition and other non-recurring charges	—	—	—	(10,683)
Interest and other income, net	2,164	3,457	4,688	7,391
Asset write-downs	(6,490)	—	(6,490)	—

Income from continuing operations before income taxes	($7,928)	$20,736	($9,072)	$33,940

NEWPORT CORPORATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on certain assumptions, including but not limited to that we will not lose a significant customer or customers or experience increased fluctuations of demand or cancellation or rescheduling of purchase orders or returns of products, that our markets will achieve their forecasted performance, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets, that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials, that we will successfully integrate our acquired and any to-be-acquired companies, that terrorist activity and acts of war and the resulting economic uncertainty will not have a material adverse effect on our business or operating results, and that power interruptions and electricity rate increases will not have a material adverse effect on our business or operating results. Assumptions relating to the foregoing involve judgments and risks with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements will be realized, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. Certain of these risks are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2001. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the period included in the accompanying financial statements. This discussion compares the three- and six-month periods ended June 30, 2002, with the three- and six-month periods ended June 30, 2001. This discussion should be read in conjunction with the financial statements and associated notes.

2002 EVENTS

Acquisition of Micro Robotics Systems, Inc.

On February 15, 2002, we acquired Micro Robotics Systems, Inc. (“MRSI”), a privately held manufacturer of high precision, fully automated assembly and dispensing systems for a diverse industry base including communications markets and semiconductor equipment markets. The acquisition expands our product offering and technological capability for high precision, fully automated assembly and dispensing systems for advanced packaging applications in the fiber optic communications, microwave and semiconductor equipment markets. MRSI’s results from the date

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

of acquisition are included in the Fiber Optics and Photonics reporting segment in Note 10. Pro forma information is not presented as it is not material to our consolidated net sales or net income.

We have made a preliminary estimate of the intangible assets acquired in the transaction. The final valuation is expected to be completed by September 30, 2002, although we do not believe the ultimate valuation of the intangible assets will differ materially from the preliminary valuation. We have preliminarily recorded the excess of the purchase price over the net assets acquired of $44.5 million to goodwill, which is not deductible for income tax purposes. Although the purchase price allocation is preliminary, we do not believe the ultimate allocation will differ materially from the preliminary allocation. We expect to finalize the purchase price allocation prior to December 31, 2002.

The following summarizes the preliminary purchase price allocation:

(In thousands, except share amounts)

Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of assumed stock options, valued at the difference between the Company’s stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,760

$61,957

Assets acquired and liabilities assumed:
Current assets	17,557
Goodwill	44,494
Other long-term assets	5,424
Current liabilities	(5,518)

$61,957

Divestiture of Industrial Metrology Systems Division

During March 2002, our Board of Directors approved a plan to sell our Industrial Metrology Systems Division (“IMSD”) in order for us to more efficiently deploy our resources to those areas that are critical to product development efforts for our strategic markets. The divestiture has been accounted for as a discontinued operation under Statement 144, and accordingly, all prior periods presented have been adjusted to reflect the financial results of this segment as a discontinued operation. We recorded charges of $0.3 million and $2.4 million in the three and six months ended June 30, 2002, respectively, to reflect the loss from the sale as a result of writing down the carrying value of IMSD’s net assets to fair value. Sales for the three and six months ended June 30, 2002 were $2.2 million and $7.0 million, respectively. The segment operating losses, net of tax, for the three and six months ended June 30, 2002 were $0.6 million and $1.9 million, respectively. Sales for the three and six months ended June 30, 2001 were $5.2 million and $12.9 million, respectively. The segment operating losses, net of tax, for the three and six months ended June 30, 2001 were $1.8 million and $3.5 million, respectively.

Adoption of Accounting Standards

In January 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Statement 142 requires a review of goodwill for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. In accordance with Statement 142, we tested the goodwill for impairment based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. As a result, we recorded a charge of $14.5 million as the cumulative effect of a change in accounting principle in the first quarter of 2002.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

Asset Write-downs

In April 2002, we announced that two fiber optic component manufacturers in which we had made minority investments in prior years were experiencing severe financial difficulties. One company is currently in the process of closing its operations while the other company is in bankruptcy. As a result, we recorded a charge of $6.5 million in the second quarter of 2002 related to the write-down of these assets to their estimated liquidation value. Should the final liquidation values received differ from the currently estimated fair value, we will record the difference as other income or expense.

RESULTS OF OPERATIONS

FINANCIAL ANALYSIS

	Percentage of Net Sales				Period-to-Period Increase (Decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended	Six Months Ended
	2002	2001	2002	2001	June 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%	(53.1)	(54.4)
Cost of sales	64.3	58.0	66.1	56.4	(47.9)	(46.5)

Gross profit	35.7	42.0	33.9	43.6	(60.2)	(64.6)
Selling, general and administrative expense	28.9	16.1	27.5	16.9	(15.6)	(26.0)
Research and development expense	15.0	7.5	14.7	7.4	(6.6)	(9.2)
Acquisition and other non-recurring charges	—	—	—	5.5	—	(100.0)

Income (loss) from operations	(8.2)	18.4	(8.3)	13.8	(120.8)	(127.4)
Interest and other income, net	5.0	3.7	5.4	3.8	(37.4)	(36.6)
Asset write-down	(14.8)	—	(7.4)	—	(100.0)	(100.0)

Income (loss) from continuing operations before income taxes	(18.0)	22.1	(10.3)	17.6	(138.2)	(126.7)
Income tax provision (benefit)	(3.3)	7.2	(2.1)	5.9	(121.7)	(116.1)
Income (loss) from continuing operations	(14.7)	14.9	(8.2)	11.7	(146.3)	(132.1)
Loss from discontinued operations	(2.0)	(1.9)	(4.9)	(1.8)	(50.0)	23.3
Cumulative effect of a change in accounting principle	—	—	(16.5)	—	—	(100.0)

Net income (loss)	(16.7)	13.0	(29.6)	9.9	(160.5)	(236.3)

Net Sales  Net sales for the three- and six-month periods ended June 30, 2002 were $44.0 million and $87.9 million, respectively, compared with $93.7 million and $192.7 million, for the three- and six-month periods ended June 30, 2001, respectively. The results represent decreases of 53.1% and 54.4% when compared with the corresponding periods of the previous year. The sales decreases for the three- and six-month periods were due primarily to a dramatic downturn in business conditions in the fiber optic communications and semiconductor equipment markets.

Sales to the semiconductor equipment market for the three- and six-month periods ended June 30, 2002 were $17.0 million and $33.8 million, respectively, reflecting decreases of $11.2 million, or 39.7%, and $21.4 million, or 38.8%, compared with the corresponding prior year periods. Sales for the prior year periods reflected the strong demand by semiconductor manufacturers for capital equipment, which led to strong demand for the components, subsystems and robots we sell to this market, whereas the lower sales in the current year periods reflected the cyclical weakness in that market. Three and six month sales to the fiber optic communications market totaled $3.6 million and $8.5 million, respectively, reflecting decreases of $32.6 million, or 90.1%, and $72.1 million, or 89.4%,

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

compared with the corresponding periods in 2001. Sales for the prior year periods reflected the increased demand for our products from fiber optic component manufacturers to build their manufacturing capacity to support the high component demand forecasted prior to the market downturn, while the lower sales in the current year periods reflect the continued low levels of capital spending in that market. Three and six month sales to our other market segments, comprised primarily of aerospace/defense and research and computer peripherals, were $23.4 million and $45.6 million, respectively, reflecting decreases of $5.9 million, or 20.2%, and $11.3 million, or 20.0%, compared with the corresponding prior year periods. Sales to industrial customers supporting the telecommunications industry were significantly lower during the first half of 2002 on a year-over-year basis, but this decrease was offset in part by higher year-over-year sales to research and aerospace/defense customers.

Domestic sales totaled $32.6 million and $64.5 million for the three- and six-month periods ended June 30, 2002, respectively, reflecting decreases of $33.8 million, or 51.0%, and $70.1 million, or 52.1%, respectively, compared with the corresponding periods in 2001. The decreases for the three- and six-month periods were driven primarily by decreases in sales to the fiber optic communications and semiconductor equipment markets, due to the factors discussed above. Domestic sales to the fiber optic communications market for the three and six months ended June 30, 2002 were $2.0 million and $5.1 million, respectively, decreases of $20.0 million, or 90.8%, and $44.3 million, or 89.6%, respectively, compared with the corresponding periods in 2001. Domestic sales to the semiconductor equipment market were for the three and six months ended June 30, 2002 were $15.9 million and $32.1 million, respectively, decreases of $10.5 million, or 39.6%, and $20.2 million, or 38.7%, respectively, compared with the corresponding periods in 2001. Domestic sales to the other market segments for the three and six months ended June 30, 2002 were $14.7 million and $27.3 million, respectively, decreases of $3.3 million, or 18.7%, and $5.6 million, or 16.9%, respectively, compared with the corresponding periods in 2001.

International sales totaled $11.4 million and $23.4 million for the three- and six-month periods ended June 30, 2002, respectively, reflecting decreases of $15.9 million, or 58.2%, and $34.8 million, or 59.8%, respectively, compared with the corresponding prior year periods. The decreases in sales for the three- and six-month periods were driven primarily by decreases in sales to the fiber optic communications and semiconductor equipment markets due to the factors discussed above, though the impact of such factors on the sales to each geographic market varies based on the composition of our sales to that geographic market. International sales to the fiber optic communications market were $1.5 million and $3.4 million for the three and six months ended June 30, 2002, respectively, decreases of $12.6 million, or 89.1%, and $27.8 million, or 89.1%, respectively, compared with the corresponding periods in 2001. International sales to the semiconductor equipment market for the three and six months ended were $1.0 million and $1.7 million, respectively, decreases of $0.7 million, or 41.1%, and $1.2 million, or 41.0%, respectively, compared with the corresponding periods in 2001. International sales to the other market segments for the three and six months ended June 30, 2002 were $8.8 million and $18.3 million, respectively, decreases of $2.6 million, or 22.6%, and $5.8 million, or 24.2%, respectively, compared with the corresponding periods in 2001. Geographically, sales to European customers in the three- and six-month periods ended June 30, 2002 decreased $10.3 million, or 59.0%, and $18.6 million, or 56.1%, respectively, compared with the corresponding prior year periods. Sales to Pacific Rim customers in the three- and six-month periods ended June 30, 2002 decreased $3.1 million, or 51.1%, and $8.6 million, or 57.7%, respectively, compared with the corresponding prior year periods. Three- and six-month sales to Canadian customers decreased $2.1 million, or 72.8%, and $7.1 million, or 84.0%, respectively, compared with the corresponding periods in 2001.

We expect net sales to increase slightly in the third quarter compared with the second quarter due primarily to increased order flow from our semiconductor customers. Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. During the second half of 2001, the semiconductor equipment and fiber optic communications markets experienced severe downturns. Additionally, the general economic recession has constrained capital spending in many of our end markets. Orders from semiconductor customers increased significantly during the past quarter, which we expect to result in increased sales to this market in the second half of 2002 compared with the first half of 2002. However, we expect orders from and sales to the fiber optics communications market to remain depressed through 2003 and into 2004. Due to the longer than expected downturn in this market, we are evaluating our investment and resource needs to ensure that we cost-effectively serve this developing strategic market. We anticipate that we will record a charge in the third quarter once we finalize any actions identified as part of this review which could result in a net loss for the third quarter. The precise timing and extent of any recovery from these conditions in the semiconductor equipment and

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results. We expect that our sales to the aerospace/defense and research markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will show a long-term growth trend in line with growth in the United States gross domestic product. The Company has also initiated a program where it will license certain of it semiconductor equipment technology to other companies. As a result, the Company will record any such license fees as revenue. At this time, revenue generation from this program is expected to be minimal for the remainder of 2002 and into 2003.

Gross Margin  Gross margins for the three- and six- month periods ended June 30, 2002 were 35.7% and 33.9%, respectively, compared with gross margins of 42.0% and 43.6% in the corresponding periods in 2001. The decrease in gross margin was due primarily to the lower absorption of fixed overhead caused by the sharp decline in sales as compared with the prior year period. Additionally, gross margins in the 2002 periods were negatively impacted by the infrastructure added at Kensington Laboratories, Inc. (“KLI”) and in our Fiber Optics and Photonics division during 2001. The gross margin in the second quarter of 2002 reflected a temporary increase due to the higher absorption of production-related overhead stemming from the increased production activity at our semiconductor operations. As required by generally accepted accounting principles, this overhead is initially included in inventory and is charged to cost of sales in future periods as the related inventory is sold.

Due to the increase in the absorption levels during the second quarter of 2002, gross margins for the next few quarters will be negatively impacted as the resulting overhead is charged to cost of sales in those periods. In addition, due to the prolonged recovery period in the fiber optic communications industry, we are currently reviewing our inventory balances to determine the appropriate carrying value and expect to complete this review in the third quarter. In the event that a write-down is required, gross margins for the period in which the charge is taken will be negatively impacted. Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in sales.

Selling, General and Administrative (SG&A) Expense  SG&A expenses for the three and six months ended June 30, 2002 totaled $12.7 million, or 28.9% of net sales, and $24.1 million, or 27.5% of net sales, respectively, compared with $15.1 million, or 16.1% of sales, and $32.6 million, or 16.9% of sales, respectively. Second quarter 2002 SG&A expenses decreased $2.4 million, or 15.6% versus the second quarter of 2001. The decrease was due primarily to the benefits of the cost cutting measures implemented in the latter part of 2001, as well as reduced incentive compensation for 2002 resulting from the lower sales and profit levels, offset in part by the inclusion of SG&A expenses associated with the operations of MRSI for which there were no comparable expenses recorded in 2001.

We expect that our total SG&A expenses will decrease in 2002 compared with 2001 due to the effects of the cost reduction efforts initiated in 2001, offset in part by the inclusion of SG&A expenses associated with MRSI. In addition, we are currently reviewing our total SG&A cost structure and expect to take additional cost reduction actions in the second half of 2002. The cost of such actions would temporarily increase SG&A expense in the period incurred prior to realization of the cost savings in future periods. We expect that SG&A as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Research and Development (R&D) Expense  R&D expenses for the three and six months ended June 30, 2002 totaled $6.6 million, or 15.0% of net sales, and $13.0 million, or 14.7% of net sales, respectively, compared with $7.0 million, or 7.5% of net sales, and $14.3 million, or 7.4% of net sales, for the corresponding periods in 2001, decreases of $0.4 million, or 6.6%, and $1.3 million, or 9.2%, respectively. The year over year decreases were primarily attributable to our efforts to maximize the focus and efficiency of our R&D efforts to reduce overall R&D expense, offset in part by the inclusion of R&D expenses associated with the operations of MRSI for which there were no comparable expenses recorded in 2001.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

We expect that R&D expenses in the third quarter of 2002 will be slightly lower than the second quarter of 2002 due to cost reduction actions currently being considered. We believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to continue to invest in key R&D initiatives, while ensuring that the efforts are focused and the funds are deployed efficiently. We expect that R&D expenses as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Acquisition and Other Non-Recurring Charges    During the first quarter of 2001, we recorded non-recurring charges of $10.7 million. These charges were comprised of $9.2 million for investment banking, legal and accounting fees related to our acquisition of KLI and a charge of $1.5 million related to the acceleration of stock options held by a retiring executive officer.

Interest and Other Income, Net    Interest and other income, net of expense, totaled $2.2 million and $4.7 million for the three and six months ended June 30, 2002, compared with $3.5 million and $7.4 million for the three and six months ended June 30, 2001. The decrease in the interest income for the 2002 periods was primarily attributable to reduced interest rate levels during the periods.

Interest income will fluctuate based on cash balances and changes in interest rates. At June 30, 2002, our debt totaled $4.6 million. Although a majority of our debt is at fixed interest rates, we anticipate that interest expense for 2002 will decrease slightly from 2001 because the long-term debt was reduced by a scheduled principal payment of $2.5 million in the second quarter. A second principal payment of $1.0 million is scheduled in the fourth quarter.

Asset Write-Down    The asset write-down recorded in the three months ended June 30, 2002 was $6.5 million and related to the write-down of the minority investments we made in prior years in two fiber optic component manufacturers. Should the final liquidation values received differ from the currently estimated fair value, we will record the difference as other income or expense.

Income Taxes    The effective tax rate from continuing operations for the three and six months ended June 30, 2002, was 18.6% and 20.2%, respectively, versus 32.8% and 33.6% for the corresponding prior year periods. The decreases in the effective tax rate for the three and six month periods were primarily the result of the tax treatment of the write-down of our investment in a fiber optic component manufacturer.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $1.2 million for the six-month period ending June 30, 2002 was primarily attributable to the cash portion of our net loss and increases in our tax receivables and reductions in our payables, offset in part by collections of customer receivables and reductions in other net assets. Our customer receivables decreased $2.8 million, or 7.8%, from the fourth quarter of 2001, due primarily to the reduction in customer receivables resulting from the IMSD divestiture, offset in part by the addition of customer receivables relating to the MRSI acquisition. Our inventories decreased $2.5 million, or 2.6%, at June 30, 2002 compared with December 31, 2001, due primarily to the reduction in inventory resulting from the IMSD divestiture, offset in part by the addition of inventory relating to the MRSI acquisition.

Net cash provided by investing activities of $4.3 million for the six-month period ended June 30, 2002, was principally attributable to the cash proceeds from the divestiture of IMSD and net proceeds from the sale of marketable securities, offset in part by the net cash paid to acquire MRSI, the acquisition of certain intellectual property and net purchases of property, plant and equipment.

Net cash used in financing activities of $2.5 million for the six-month period ended June 30, 2002, was principally attributable to scheduled payments on long-term borrowings and payments of shareholder notes to the former owners of KLI, offset in part by the proceeds from the issuance of common stock in connection with stock option and purchase plans.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

At June 30, 2002, we had marketable securities of $268.9 million. These securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and our senior financial management team. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in third parties, capital expenditures and contractual obligations, as well as changes in interest rates.

At June 30, 2002, we had in place a $10.0 million unsecured line of credit expiring March 4, 2003 and a $10.0 million unsecured line of credit expiring March 5, 2004. In July 2002, we amended the line of credit expiring in 2004 to reduce it to $5.0 million. Both lines bear interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.4%, at our option, plus an unused line fee of 0.325% per year. At June 30, 2002, there were no balances outstanding under the lines of credit, with $18.4 million available under the combined lines, after considering outstanding letters of credit. Our outstanding debt consists of $2.0 million in short-term borrowings and long-term debt of $2.6 million. At June 30, 2002, we were not in compliance with certain covenants under these lines of credit. Our lenders have waived this noncompliance.

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

Operating profit from international operations totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2002. As currency exchange rates change, translation of the income statements of international

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Cont’d)
Three and Six Months Ended June 30, 2002 and 2001

operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the three- and six-month period ended June 30, 2002. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

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

Our investments in marketable securities, which totaled $268.9 million at June 30, 2002, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would not have had a material effect on our net income for the three- and six-month period ended June 30, 2002.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us in the Federal District Court in Connecticut, claiming that our use of the “Newport” trademark infringes its rights with respect to such mark. In January 2002, a trial was held with respect to this litigation, and the jury returned a verdict in our favor on all of Newport Electronics’ claims. In February 2002, Newport Electronics filed a motion for a new trial in such litigation. In April 2002, the Court denied this motion. In May 2002, Newport Electronics filed a notice of appeal with the Second Circuit Court of Appeals.

Item 4.     Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 22, 2002. Of the 37,895,083 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 34,575,314 common shares, representing 91% of the total number of shares entitled to vote at the meeting. This percentage represents a quorum. The following two proposals were presented and voted on at the meeting:

NEWPORT CORPORATION

PART II—OTHER INFORMATION (Cont’d)

Proposal One:  To elect two nominees, Robert L. Guyett and Kenneth F. Potashner, as Class II members of our Board of Directors. The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Robert L. Guyett	34,009,965	565,348
Kenneth F. Potashner	34,253,441	321,872

Proposal Two:  To approve the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2002. Such appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote
33,019,550	1,442,618	113,146	0

Item 6.     Exhibits and reports on Form 8-K.

(a)  Exhibits

10.1	Second Omnibus Amendment to Credit Agreements and Waiver, dated as of July 26, 2002, between the Company and ABN AMRO Bank, N.V.

10.2	Fifth Modification of Note Agreement, dated July 30, 2002, between the Company and The Prudential Insurance Company of America.

10.3	Form of Indemnification Agreement between the Company and each of its directors and officers.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

We filed no Current Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT CORPORATION (Registrant)

BY:	/s/ CHARLES F. CARGILE
Charles F. Cargile, (Vice President, Chief Financial Officer and Principal Financial Officer, duly authorized to sign on behalf of the Registrant)

Dated: August 9, 2002