Form 10-Q
period 2002-09-30
NEWPORT CORP
filed 2002-11-13
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission File Number:  0-1649

NEWPORT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	94-0849175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1791 Deere Avenue, Irvine, California 92606
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 863-3144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of September 30, 2002, 38,464,234 shares of the registrant’s sole class of common stock were outstanding.

Exhibit Index on Sequentially Numbered Page 35

NEWPORT CORPORATION

FORM 10-Q

INDEX

		Page Number

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements:

	Consolidated Statements of Operations and Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2002 and 2001	3

	Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6-13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-29

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4:	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings	31

Item 6:	Exhibits and Reports on Form 8-K	31-32

SIGNATURES		32

CERTIFICATIONS		33-34

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NEWPORT CORPORATION
Consolidated Statements of Operations and
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Net sales	$45,521	$57,232	$131,560	$246,439
Cost of sales	58,610	59,460	115,554	165,263

Gross profit	(13,089)	(2,228)	16,006	81,176
Selling, general and administrative expense	15,274	13,956	39,048	46,067
Research and development expense	6,449	6,694	18,891	20,350
Restructuring and impairment charges	11,883	11,584	11,883	11,584
Acquisition and other non-recurring charges	—	—	—	10,683

Loss from operations	(46,695)	(34,462)	(53,816)	(7,508)
Interest and other income, net	2,547	3,035	7,235	10,426
Asset write-down	—	—	(6,490)	—

Income (loss) from continuing operations before income taxes	(44,148)	(31,427)	(53,071)	2,918
Income tax provision (benefit)	15,301	(10,246)	13,531	1,306

Income (loss) from continuing operations	(59,449)	(21,181)	(66,602)	1,612
Loss from discontinued operations, net of tax expense of $861 and $0 for the three and nine months ended September 30, 2002, respectively, and net of tax benefit of $2,294 and $4,446 for the three and nine months ended September 30, 2001, respectively	(9,112)	(4,278)	(13,477)	(7,987)
Cumulative effect of a change in accounting principle	—	—	(14,500)	—

Net loss	$(68,561)	$(25,459)	$(94,579)	$(6,375)

Earnings (loss) per share, basic:
Income (loss) from continuing operations	$(1.55)	$(0.58)	$(1.76)	$0.04
Loss from discontinued operations, net of tax	$(0.24)	$(0.12)	$(0.36)	$(0.22)
Cumulative effect of a change in accounting principle	—	—	$(0.38)	—

Net loss	$(1.79)	$(0.70)	$(2.50)	$(0.18)

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	$(1.55)	$(0.58)	$(1.76)	$0.04
Loss from discontinued operations, net of tax	$(0.24)	$(0.12)	$(0.36)	$(0.21)
Cumulative effect of a change in accounting principle	—	—	$(0.38)	—

Net loss	$(1.79)	$(0.70)	$(2.50)	$(0.17)

Number of shares used to calculate earnings (loss) per share:
Basic	38,228	36,487	37,804	36,335
Diluted	38,228	36,487	37,804	37,836
Stockholders’ equity, beginning of period	$516,711	$507,208	$489,007	$485,965
Net loss	(68,561)	(25,459)	(94,579)	(6,375)
Distributions to shareholders	—	—	—	(358)
Other distributions to shareholders	—	—	—	(3,821)
Other comprehensive income	1,902	2,756	6,022	795
Deferred compensation	17	412	53	673
Tax benefit (expense) of stock options	(1,621)	33	—	2,960
Issuance of common stock	1,548	1,112	49,493	6,223

Stockholders’ equity, end of period	$449,996	$486,062	$449,996	$486,062

See accompanying notes

NEWPORT CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$7,950	$7,107
Marketable securities	270,751	274,494
Customer receivables, net	28,045	35,833
Inventories	55,283	96,424
Deferred tax assets	—	11,091
Assets of operations held for sale	4,382	—
Other current assets	9,930	15,172

Total current assets	376,341	440,121
Goodwill, net	57,360	27,056
Property, plant and equipment, net	39,756	45,460
Deferred tax assets	15,570	22,240
Investments and other assets	8,066	9,000

	$497,093	$543,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,763	$12,939
Accrued payroll and related expenses	8,923	12,813
Current portion of long-term debt	2,224	6,189
Accrued restructuring costs	12,177	5,460
Deferred revenue	2,793	823
Liabilities of operations held for sale	410	—
Other current liabilities	10,293	12,579

Total current liabilities	44,583	50,803
Long-term debt	2,253	3,409
Other liabilities	261	658
Commitments and contingencies
Stockholders’ equity:
Common stock, $.1167 par value, 200,000,000 shares authorized; 38,464,234 shares issued and outstanding at September 30, 2002; 36,693,000 shares issued and outstanding at December 31, 2001	4,489	4,282
Capital in excess of par value	438,812	389,526
Unamortized deferred compensation	(240)	(293)
Accumulated other comprehensive loss	(3,111)	(9,133)
Retained earnings	10,046	104,625

Total stockholders’ equity	449,996	489,007

	$497,093	$543,877

See accompanying notes

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2002	2001

Operating activities:
Net loss	$(94,579)	$(6,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and non-goodwill amortization	8,691	9,249
Provision for losses on inventory	33,073	26,224
Write-down of goodwill	14,500	—
Provision for restructuring related charges	10,240	6,639
Deferred income taxes, net	13,238	(10,800)
Loss on disposal of business	6,272	—
Other noncash items, net	9,114	4,124
Goodwill amortization	—	1,871
Tax benefit of stock option exercises	—	2,960
Changes in operating assets and liabilities:
Receivables	4,724	12,151
Income tax receivable	(402)	3,922
Inventories	3,165	(38,381)
Accounts payable and other accrued expenses	(11,335)	(8,174)
Other, net	2,613	(5,447)

Net cash used in operating activities	(686)	(2,037)

Investing activities:
Purchases of property, plant and equipment, net	(6,207)	(19,395)
Proceeds from sale of business	9,694	—
Acquisition of businesses, net of cash acquired	(6,007)	(12,833)
Purchases of marketable securities	(351,487)	(473,962)
Sales of marketable securities	357,789	502,529
Payments for equity investment	—	(1,250)
Purchase of intellectual property	(1,625)	—

Net cash provided by (used in) investing activities	2,157	(4,911)

Financing activities:
Payments on long-term debt	(5,275)	(4,861)
Cash dividends paid	—	(690)
Other distributions to shareholders	—	(3,821)
Issuance of common stock under employee agreements	4,233	4,484

Net cash used in financing activities	(1,042)	(4,888)

Effect of foreign exchange rate changes on cash	414	(548)

Net increase in cash and cash equivalents	843	(12,384)
Cash and cash equivalents at beginning of period	7,107	16,861

Cash and cash equivalents at end of period	$7,950	$4,477

Cash paid in the period for:
Interest	$415	$553
Taxes	4,076	950

See accompanying notes

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

1.     Interim Reporting

General

The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made.  Other than those adjustments described in Notes 2, 3 and 4, all adjustments necessary for a fair presentation of the information are of a normal recurring nature. Operating results for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Standards

On January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (Statement 141).  Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill.  The Company accounted for the acquisition of Micro Robotics Systems, Inc. (MRSI) (Note 3) in accordance with the provisions of Statement 141.

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142).  Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill.  Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. The Company intends to perform the annual impairment review in the fourth quarter of each year.  Pursuant to Statement 142, upon adoption the Company tested its goodwill for impairment and recorded an impairment charge of $14.5 million as the cumulative effect of a change in accounting principle in the first quarter of 2002.  Had the Company not amortized goodwill in the three- and nine-months ended September 30, 2001, net loss from continuing operations would have decreased approximately $0.4 million, or $0.01 per diluted share, and net income from continuing operations would have increased  $1.0 million, or $0.03 per diluted share, respectively.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

1.     Interim Reporting (continued)

In 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which the Company adopted on January 1, 2002.  Under Statement 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  The discontinuance of the Company’s Industrial Metrology Systems Division and its Plymouth, Minnesota facility (Note 3) has been accounted for under the provisions of Statement 144.

In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146).  Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3).  The principal difference between Statement 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  As the actions described in Note 2 were initiated prior to December 31, 2002, they have been accounted for under EITF 94-3, and the associated cost has been recognized as of the date of the Board of Directors’ approval of management's cost reduction plan.  If any restructuring activities are undertaken in future years, they will be accounted for under Statement 146, and the associated costs will be recognized when the liability is incurred.

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

  The Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables.  The Company does not engage in currency speculation.  Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables.  Foreign currency transaction gains and losses are included in current earnings.  Foreign exchange contracts totaled $1.1 million at September 30, 2002 and $6.3 million at December 31, 2001.

2.     Restructuring and Impairment Charges

During the third quarter of 2002, in response to the continued protracted downturn in the fiber optic communications market and the current uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Board of Directors approved management's cost reduction plan to bring the Company’s operating costs in line with its current business outlook.

Facility Consolidations

The planned actions include closing the Company’s Santa Ana, California facility and consolidating those operations into its Irvine, California facility.  In addition, the Company completed the closure of its San Luis Obispo, California facility as well as the consolidation of the former Design Technology facility in Billerica, Massachusetts into the MRSI facility, in North Billerica, Massachusetts. Included in restructuring and impairment charges for the three months ended September 30, 2002 is $9.2 million for these facility consolidations.  In addition, selling, general and administrative expenses in the third quarter of 2002 included $1.5 million of costs related to the closing of these facilities and the completion of the consolidation of the Garden Grove, California facility into the Irvine, California facility.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

2.     Restructuring and Impairment Charges (continued)

Employee Severance

The Company plans to reduce its workforce by approximately 300 employees, 82 of which have been terminated as of September 30, 2002.  Approximately one-half of the workforce reduction results from combining the Company’s automation business into the new Advanced Packaging and Automation Systems (APAS) division and reducing the scope of the company’s investment in the fiber optic communications market.  Approximately one-quarter of the reductions result from the divestiture of the Company’s discontinued operations, and the remaining reductions result from further streamlining of the Company’s operations.  Restructuring and impairment charges for the three months ended September 30, 2002 included $3.1 million for employee severance and related termination costs.

Inventory Reserves

Certain legacy products have been rationalized and certain product development initiatives have been discontinued.  In addition, the reduced sales forecasts have increased the reserve requirements for slow moving inventory.  These factors resulted in an additional inventory reserve requirement of $28.7 million, which is included in cost of sales for the three months ended September 30, 2002.  In addition, the Company established a reserve of $1.0 million for consignment and demonstration inventory that it has deemed to be obsolete or slow moving, which is included in selling, general and administrative expenses for the third quarter of 2002.

Summary of Charges

The following table summarizes the Company’s accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidations	Other	Total

Accrued restructuring at December 31, 2001	$2,019	$3,441	$—	$5,460
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(2,241)	(1,251)	(31)	(3,523)
Non-cash write-offs	—	(1,471)	(172)	(1,643)
Excess 2001 reserves	—	—	(550)	(550)

Accrued restructuring at September 30, 2002	$2,857	$9,870	$(550)	$12,177

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations as follows:

(In thousands)	Cost of Sales	Restructuring and Impairment Charges	Selling, General and Administrative Expense	Total

Inventory reserves	$28,686	$—	$—	$28,686
Facility consolidation and severance	—	11,883	—	11,883
Other non-recurring charges	—	—	2,533	2,533

	$28,686	$11,883	$2,533	$43,102

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

2.      Restructuring and Impairment Charges (continued)

The restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)

Advanced Packaging and Automation Systems	$28,967
Industrial and Scientific Technologies	13,678
Non-segment related	457

$43,102

Completion of 2001 Cost Reduction Initiatives

In the third quarter of 2001, the Company established restructuring reserves for cost reduction actions implemented at that time.  Those actions have been completed as of September 30, 2002, resulting in an excess restructuring reserve of $0.6 million.  This amount has been used to reduce the third quarter 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

3.      Acquisition and Divestitures

Acquisition of Micro Robotics Systems, Inc.

On February 15, 2002, the Company acquired MRSI, a privately held manufacturer of high precision, fully automated assembly and dispensing systems for a diverse industry base including the communications and semiconductor equipment markets.  The acquisition expands the Company’s product offerings and technological capability for high precision, fully automated assembly and dispensing systems for advanced packaging applications in the fiber optic communications, microwave and semiconductor equipment markets.  MRSI’s operating results from the date of acquisition are included in the Advanced Packaging and Automation Systems reporting segment in Note 13.  Pro forma information is not presented, as it is not material to the Company’s consolidated net sales or net loss.

The Company finalized the purchase price allocation in the third quarter of 2002 based on the final valuation of the intangible assets and the final tax accounting.  The excess of the purchase price over the net assets acquired of $46.5 million was recorded as goodwill, which is not deductible for income tax purposes.

The following summarizes the amounts paid in the acquisition and the purchase price allocation:

(In thousands, except share amounts)

Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of assumed stock options, valued at the difference between the Company’s stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,818

$62,015

Assets acquired and liabilities assumed:
Current assets, including cash of $10,381	15,629
Goodwill	46,480
Other long-term assets	5,424
Current liabilities	(5,518)

$62,015

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

3.      Acquisition and Divestitures (continued)

Divestitures

During March 2002, the Company’s Board of Directors approved management’s plan to sell its Industrial Metrology Systems Division (IMSD) in order for the Company to more efficiently deploy its resources to those areas that are critical to product development efforts for its strategic markets.  The IMSD division consists of three businesses:  the contact measurement business, the non-contact metrology business and the measurement and calibration business. The contact measurement and non-contact metrology businesses have been sold for cash of approximately $10 million, of which $9.7 million has been received as of September 30, 2002.

During August 2002, to increase the Company’s efficiencies in product development and manufacturing efforts, the Company’s Board of Directors approved management’s plan to sell its facility in Plymouth, Minnesota, which manufactures high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets.  The Company is in negotiations with several potential buyers of this operation.

The divestitures have been accounted for as discontinued operations pursuant to Statement 144, and accordingly, all prior periods presented have been adjusted to reflect the financial results of these operations as discontinued operations.

The revenues, operating losses, net of tax and estimated loss recognized on divestitures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Net sales	$1,578	$5,672	$11,046	$22,104
Operating losses, net of tax	(5,212)	(4,278)	(7,205)	(7,987)
Realized loss on sales	(380)	—	(2,752)	—
Write down of assets to estimated fair value	(3,520)	—	(3,520)	—

4.      Asset Write-Downs

In April 2002, the Company announced that two fiber optic component manufacturers in which it had made minority investments in prior years were experiencing severe financial difficulties.  One manufacturer has shut down its operations and liquidated its assets, resulting in the Company recognizing $3.3 million as an asset write-down in the second quarter of 2002.

The second manufacturer is in bankruptcy. Accordingly, the Company recorded a charge of $3.2 million in the second quarter of 2002 related to the write-down of this asset to its estimated liquidation value.  Should the final liquidation value received differ from the currently estimated fair value, the Company will record the difference as other income or expense.

5.      Marketable Securities

Marketable securities consist of money market funds, certificates of deposit, and commercial paper and funding agreements, U.S. agency notes, corporate notes and bonds, municipal bonds and asset-backed securities.  These securities are stated at fair value.  The difference between fair value and book value of marketable securities is included as a component of comprehensive income (loss) (Note 12).

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

6.      Customer Receivables

The Company maintains reserves for potential uncollectible accounts.  Historically, such losses have been minimal and within management’s estimates.  Receivables from customers are generally unsecured.

Customer receivables consist of the following:

(In thousands)	September 30, 2002	December 31, 2001

Customer receivables	$28,769	$37,193
Less allowance for doubtful accounts	724	1,360

	$28,045	$35,833

7.      Inventories

Inventories are stated at cost, determined on either a first in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)	September 30, 2002	December 31, 2001

Raw materials and purchased parts	$29,490	$43,352
Work in process	12,262	22,413
Finished goods	13,531	30,659

	$55,283	$96,424

8.      Property, Plant and Equipment

Property, plant and equipment consist of the following:

(In thousands)	September 30, 2002	December 31, 2001

Land	$760	$687
Buildings	4,440	4,010
Leasehold improvements	21,840	19,477
Machinery and equipment	51,282	56,575
Office equipment	23,396	24,552

	101,718	105,301
Less accumulated depreciation	61,962	59,841

	$39,756	$45,460

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

9.      Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Interest and dividend income	$2,326	$2,980	$7,026	$10,405
Interest expense	(59)	(269)	(343)	(824)
Exchange gains (losses), net	(350)	492	(382)	472
Gains on sale of marketable securities, net	556	84	1,193	1,013
Other income (expense), net	74	(252)	(259)	(640)

	$2,547	$3,035	$7,235	$10,426

10.      Income Taxes

Deferred tax assets and liabilities are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes.  Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carry forwards.  Due to the uncertainty as to the timing and ultimate realization of the deferred tax assets, the Company established an income tax valuation reserve of $43.9 million in the third quarter of 2002.

11.      Credit Facilities

On September 25, 2002, the Company signed a credit agreement for a $5.0 million unsecured line of credit expiring September 1, 2003.  Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit.  The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at the Company’s option, plus an unused line fee of 0.25% per year.  At September 30, 2002, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.

On September 30, 2002, the Company terminated its existing $10.0 million unsecured line of credit expiring March 4, 2003 and its $5.0 million unsecured line of credit expiring March 5, 2004.

12.      Comprehensive Income (Loss)

The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Net loss	$(68,561)	$(25,459)	$(94,579)	$(6,375)
Foreign currency translation gain (loss)	1,823	1,405	1,748	(1,911)
Unrealized gain on marketable securities	79	1,351	4,274	2,706

	$(66,659)	$(22,703)	$(88,557)	$(5,580)

13.      Segment Reporting

During the third quarter of 2002, the Company reorganized its operating segments.  The Company now operates in two business segments: Industrial and Scientific Technologies (ISTD) and Advanced Packaging and Automation Systems (APAS).  The former Fiber Optics and Photonics Division was reorganized into the APAS division, and the focus of APAS has been expanded to cover all automation equipment and technology developed and sold into all end markets, including the fiber optic components and semiconductor packaging markets.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

13.     Segment Reporting (continued)

The Kensington Laboratories unit in Richmond, California was moved from ISTD to APAS, and the optical power meter product line was moved from APAS to ISTD as part of the reorganization.  In connection with the reorganization, the Company also revised the manner in which it measures segment operating income to reflect how management evaluates the operating performance of the segments.  Operating income reported for each business segment now includes only the costs that are directly attributable to the operations of that segment, and excludes corporate expenses, interest expense, income taxes, and restructuring and other non-recurring charges.

Selected segment financial information follows:

(In thousands)	Industrial & Scientific Technologies	Advanced Packaging and Automation Systems	Total

Three Months Ended September 30, 2002:
Sales to external customers	$28,234	$17,287	$45,521
Segment income (loss)	2,555	(3,538)	(983)
Three Months Ended September 30, 2001:
Sales to external customers	$34,649	$22,583	$57,232
Segment income (loss)	5,320	(1,602)	3,718
Nine Months Ended September 30, 2002:
Sales to external customers	$91,384	$40,176	$131,560
Segment income (loss)	10,461	(14,148)	(3,687)
Nine Months Ended September 30, 2001:
Sales to external customers	$148,705	$97,734	$246,439
Segment income	38,417	10,968	49,385

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Segment income (loss)	$(983)	$3,718	$(3,687)	$49,385
Unallocated operating expenses	(2,610)	(3,879)	(7,027)	(11,909)
Restructuring and impairment charges	(43,102)	(34,301)	(43,102)	(34,301)
Unallocated acquisition and other non-recurring charges	—	—	—	(10,683)
Interest and other income, net	2,547	3,035	7,235	10,426
Asset write-downs	—	—	(6,490)	—

Consolidated income (loss) from continuing operations before income taxes	$(44,148)	$(31,427)	$(53,071)	$2,918

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

INTRODUCTORY NOTE

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties.  These forward-looking statements are based on certain assumptions, including but not limited to that we will not lose a significant customer or customers or experience increased fluctuations of demand or cancellation or rescheduling of purchase orders or returns of products, that our markets will achieve their forecasted performance, that our products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within our markets will not change materially or adversely, that we will retain key technical and management personnel, that our forecasts will accurately anticipate market demand, that there will be no material adverse change in our operations or business, that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets, that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials, that we will successfully integrate our acquired and any to-be-acquired companies, that terrorist activity and acts of war and the resulting economic uncertainty will not have a material adverse effect on our business or operating results, and that power interruptions and electricity rate increases will not have a material adverse effect on our business or operating results.  Assumptions relating to the foregoing involve judgments and risks with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements will be realized, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements.  Certain of these risks are discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 23 through 29 of this 10-Q.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.  We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements.  This discussion compares the three- and nine-month periods ended September 30, 2002, with the three- and nine-month periods ended September 30, 2001.  This discussion should be read in conjunction with the financial statements and associated notes.

2002 EVENTS

Restructuring and Impairment Charges

During the third quarter of 2002, in response to the continuing protracted downturn in the fiber optic communications market and the current uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved management’s cost reduction plan to bring our operating costs in line with our current business outlook.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

Facility Consolidations

The planned actions include closing our Santa Ana, California facility and consolidating those operations into the Irvine, California facility.  In addition, we completed the closure of the San Luis Obispo, California facility as well as the consolidation of the former Design Technology facility in Billerica, Massachusetts into the Micro Robotics Systems, Inc. (MRSI) facility, in North Billerica, Massachusetts.  Included in restructuring and impairment charges for the three months ended September 30, 2002 is $9.2 million for these facility consolidations.  In addition, selling, general and administrative expenses in the third quarter of 2002 included $1.5 million of costs related to the closing of these facilities and the completion of the consolidation of the Garden Grove, California facility into the Irvine, California facility.

Employee Severance

We plan to reduce our workforce by approximately 300 employees, 82 of which have been terminated as of September 30, 2002.  Approximately one-half of the workforce reduction results from combining the automation business into the new Advanced Packaging and Automation Systems division and reducing the scope of our investment in the fiber optic communications market.  Approximately one-quarter of the reductions result from the divestiture of our discontinued operations, and the remaining reductions result from further streamlining of our operations.  Restructuring and impairment charges for the three months ended September 30, 2002 included $3.1 million for employee severance and related termination costs.

Inventory Reserves

Certain legacy products have been rationalized and certain product development initiatives have been discontinued.  In addition, the reduced sales forecasts have increased the reserve requirements for slow moving inventory.  These factors resulted in an additional inventory reserve requirement of $28.7 million, which is included in cost of sales for the three months ended September 30, 2002.  In addition, we established reserves of $1.0 million for consignment and demonstration inventory that we have deemed to be obsolete or slow moving, and this charge is included in selling, general and administrative expenses in the third quarter of 2002.

Summary of Charges

The following table summarizes the accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidations	Other	Total

Accrued restructuring at December 31, 2001	$2,019	$3,441	$—	$5,460
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(2,241)	(1,251)	(31)	(3,523)
Non-cash write-offs	—	(1,471)	(172)	(1,643)
Excess 2001 reserves	—	—	(550)	(550)

Accrued restructuring at September 30, 2002	$2,857	$9,870	$(550)	$12,177

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations as follows:

(In thousands)	Cost of Sales	Restructuring and Impairment Charges	Selling, General and Administrative Expense	Total

Inventory reserves	$28,686	$—	$—	$28,686
Facility consolidation and severance	—	11,883	—	11,883
Other non-recurring charges	—	—	2,533	2,533

	$28,686	$11,883	$2,533	$43,102

The restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)

Advanced Packaging and Automation Systems	$28,967
Industrial and Scientific Technologies	13,678
Non-segment related	457

$43,102

Completion of 2001 Cost Reduction Initiatives

In the third quarter of 2001, we established restructuring reserves for cost reduction actions implemented at that time.  Those actions have been completed as of September 30, 2002, resulting in an excess restructuring reserve of $0.6 million.  This amount has been used to reduce the third quarter 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

Acquisition of Micro Robotics Systems, Inc.

On February 15, 2002, we acquired MRSI, a privately held manufacturer of high precision, fully automated assembly and dispensing systems for a diverse industry base including the communications and semiconductor equipment markets.  The acquisition expands our product offerings and technological capability for high precision, fully automated assembly and dispensing systems for advanced packaging applications in the fiber optic communications, microwave and semiconductor equipment markets.  MRSI’s operating results from the date of acquisition are included in the Advanced Packaging and Automation Systems operating segment.  Pro forma information is not presented, as it is not material to our consolidated net sales or net loss.

We finalized the purchase price allocation in the third quarter of 2002 based on the final valuation of the intangible assets and the final tax accounting.  The excess of the purchase price over the net assets acquired of $46.5 million was recorded as goodwill, which is not deductible for income tax purposes.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

The following summarizes the amounts paid in the acquisition and the purchase price allocation:

(In thousands, except share amounts)

Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of assumed stock options, valued at the difference between our stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,818

$62,015

Assets acquired and liabilities assumed:
Current assets, including cash of $10,381	15,629
Goodwill	46,480
Other long-term assets	5,424
Current liabilities	(5,518)

$62,015

Divestitures

During March 2002, the Board of Directors approved management’s plan to sell the Industrial Metrology Systems Division (IMSD) to more efficiently deploy resources to those areas that are critical to product development efforts for our strategic markets.  The IMSD division consists of three businesses:  the contact measurement business, the non-contact metrology business and the measurement and calibration business.  The contact measurement and non-contact metrology businesses have been sold for cash of approximately $10 million, of which $9.7 million has been received as of September 30, 2002.

During August 2002, to increase efficiencies in product development and manufacturing efforts, the Board of Directors approved management’s plan to sell our facility in Plymouth, Minnesota, which manufactures high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets.

The divestitures have been accounted for as discontinued operations pursuant to Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), and accordingly, all prior periods presented have been adjusted to reflect the financial results of these operations as discontinued operations.

Adoption of Accounting Standards

On January 1, 2002, we adopted FASB Statement No. 141, Business Combinations (Statement 141).  Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill.  We accounted for the acquisition of MRSI in accordance with the provisions of Statement 141.

On January 1, 2002, we adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142).  Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill.  Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill.  We intend to perform the annual impairment review in the fourth quarter of each year.  Pursuant to Statement 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge of $14.5 million as the cumulative effect of a change in accounting principle in the first quarter of 2002.  Had we not amortized goodwill in the three- and nine-months ended September 30, 2001, net loss from continuing operations would have decreased approximately $0.4 million, or $0.01 per diluted share, and net income from continuing operations would have increased  $1.0 million, or $0.03 per diluted share, respectively.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

In 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (Statement 144), which we adopted on January 1, 2002.  Under Statement 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.  The discontinuance of the Industrial Metrology Systems Division and the Plymouth, Minnesota facility (Note 3) has been accounted for under the provisions of Statement 144.

In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146).  Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3).  The principal difference between Statement 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity.  Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan.  Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  As the actions described in Note 2 were initiated prior to December 31, 2002, they have been accounted for under EITF 94-3, and the associated cost has been recognized as of the date of the Board of Directors’ approval of management's cost reduction plan.  If any restructuring activities are undertaken in future years, they will be accounted for under Statement 146, and the associated costs will be recognized when the liability is incurred.

Asset Write-downs

In April 2002, we announced that two fiber optic component manufacturers in which we had made minority investments in prior years were experiencing severe financial difficulties.  One manufacturer has shut down its operations and liquidated its assets, resulting in our recognizing $3.3 million as an asset write down in the second quarter of 2002.

The second manufacturer is in bankruptcy.  Accordingly, we recorded a charge of $3.2 million in the second quarter of 2002 related to the write-down of this asset to its estimated liquidation value.  Should the final liquidation value received differ from the currently estimated fair value, we will record the difference as other income or expense.

Income Taxes

Deferred tax assets and liabilities are determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes.  Such amounts are measured by tax laws and the expected future tax consequences of net operating loss carry forwards.  Due to the uncertainty as to the timing and ultimate realization of the deferred tax assets, we established an income tax valuation reserve of $43.9 million in the third quarter of 2002.

Reorganization of Reportable Segments

During the third quarter of 2002, we reorganized our operating segments.  We now operate in two business segments: Industrial and Scientific Technologies (ISTD) and Advanced Packaging and Automation Systems (APAS).  The former Fiber Optics and Photonics Division was reorganized into the APAS division, and the focus of APAS has been expanded to cover all automation equipment technology developed and sold into all end markets, including the fiber optic components and semiconductor packaging markets.

The Kensington Laboratories unit in Richmond, California was moved from ISTD to APAS, and the optical power meter product line was moved from APAS to ISTD as part of the reorganization.  In connection with the reorganization, we also revised the manner in which we measure segment operating income to reflect how management evaluates the operating performance of the segments.  Operating income reported for each business segment now includes only the costs that are directly attributable to the operations of that segment, and excludes corporate expenses, interest expense, income taxes, and restructuring and other non-recurring charges.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

RESULTS OF OPERATIONS

Net Sales  Net sales for the three- and nine-month periods ended September 30, 2002 were $45.5 million and $131.6 million, respectively, compared with $57.2 million and $246.4 million, for the three- and nine-month periods ended September 30, 2001, respectively.  The results represent decreases of 20.5% and 46.6%, respectively, when compared with the corresponding periods of the previous year.  The sales decreases for the three- and nine-month periods were due primarily to significant reductions in sales to the fiber optic communications and semiconductor equipment markets, which have experienced significant downturns from prior year levels.  The sales decrease was offset in part by MRSI sales, for which there were no corresponding sales in the 2001 periods.

Sales to the semiconductor equipment market for the three- and nine-month periods ended September 30, 2002 were $17.3 million and $49.7 million, respectively, reflecting decreases of $4.7 million, or 21.4%, and $24.6 million, or 33.1%, respectively, compared with the corresponding prior year periods.  Sales for the prior year periods reflected the strong demand by semiconductor manufacturers for capital equipment, which led to strong demand for the components, subsystems and robots we sell to this market, whereas the lower sales in the current year periods reflect the cyclical weakness in that market.

Three and nine month sales to the fiber optic communications market totaled $6.9 million and $15.4 million, respectively, reflecting decreases of $7.7 million, or 52.7%, and $79.8 million, or 83.8%, respectively, compared with the corresponding periods in 2001.  Sales for the prior year periods reflected the increased demand for our products from fiber optic component manufacturers to build their manufacturing capacity to support the high component demand forecasted prior to the market downturn, whereas the lower sales in the current year periods reflect the continued low levels of capital spending in that market.

Three and nine month sales to our other market segments, comprised primarily of aerospace/defense and research and computer peripherals, were $21.3 million and $66.5 million, respectively, reflecting an increase of $0.7 million, or 3.4%, and a decrease of $10.4 million, or 13.5%, respectively, compared with the corresponding prior year periods.  Sales from continuing operations to the research and aerospace customers during the nine months of 2002 were higher on a year-over-year basis, but this increase was offset by significantly lower sales to industrial customers supporting the telecommunications industry.

Domestic sales totaled $32.2 million and $94.9 million for the three- and nine-month periods ended September 30, 2002, respectively, reflecting decreases of $9.4 million, or 22.6%, and $77.8 million, or 45.0%, respectively, compared with the corresponding periods in 2001.  The decreases for the three- and nine-month periods were driven primarily by decreases in sales to the fiber optic communications and semiconductor equipment markets, due to the factors discussed above.  Domestic sales to the fiber optic communications market for the three and nine months ended September 30, 2002 were $4.2 million and $9.3 million, respectively, decreases of $3.0 million, or 41.7%, and $47.2 million, or 83.5%, respectively, compared with the corresponding periods in 2001.  Domestic sales to the semiconductor equipment market for the three and nine months ended September 30, 2002 were $15.9 million and $46.6 million, respectively, decreases of $5.2 million, or 24.6%, and $23.9 million, or 33.9%, respectively, compared with the corresponding periods in 2001.  Domestic sales to the other market segments for the three and nine months ended September 30, 2002 were $12.1 million and $39.0 million, respectively, decreases of $1.2 million, or 9.0%, and $6.7 million, or 14.7%, respectively, compared with the corresponding periods in 2001.

International sales totaled $13.3 million and $36.7 million for the three- and nine-month periods ended September 30, 2002, respectively, reflecting decreases of $2.3 million, or 14.7%, and $37.0 million, or 50.2%, respectively, compared with the corresponding prior year periods.  The decreases in sales for the three- and nine-month periods were driven primarily by decreases in sales to the fiber optic communications and semiconductor equipment markets due to the factors discussed above, although the impact of such factors on the sales to each geographic market varies based on the composition of our sales to that geographic market.  International sales to the fiber optic communications market were $2.7 million and $6.1 million for the three and nine months ended September 30, 2002, respectively, decreases of $4.7 million, or 63.5%, and $32.6 million, or 84.2%, respectively, compared with the corresponding periods in 2001.  International sales to the semiconductor equipment market for the three and nine months ended were $1.4 million and $3.1 million, respectively, an increase of $0.5 million, or 55.6%, and a decrease of $0.7 million, or 18.4%, respectively, compared with the corresponding periods in 2001.  International sales to the other market segments for the three and nine months ended September 30, 2002 were $9.2 million and $27.5 million, respectively, an increase of $1.9 million, or 26.0%, and a decrease of $3.7 million, or 11.9%, respectively,

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

compared with the corresponding periods in 2001.  Geographically, sales to European customers in the three- and nine-month periods ended September 30, 2002 decreased $5.2 million, or 40.0%, and $23.8 million, or 51.5%, respectively, compared with the corresponding prior year periods.  Sales to Pacific Rim customers in the three- and nine-month periods ended September 30, 2002 increased $3.8 million, or 633.3%, and decreased $4.8 million, or 31.0%, respectively, compared with the corresponding prior year periods.  Three- and nine-month sales to Canadian customers decreased $0.6 million, or 46.2%, and $7.7 million, or 78.6%, respectively, compared with the corresponding periods in 2001.

We expect net sales from continuing operations to decrease in the fourth quarter compared with the third quarter due to the relatively low recent order intake levels, the impact of recent cancellations and the apparent delay in the semiconductor industry recovery.  Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions.  During the second half of 2001, the semiconductor equipment and fiber optic communications markets experienced severe downturns.  Additionally, the general economic recession has constrained capital spending in many of our end markets.  The downturn in the fiber optic communications market has continued and worsened in 2002.  We expect orders from and sales to the fiber optics communications market to remain depressed through 2003 and into 2004.  The semiconductor equipment market recovered slightly in the second and third quarters of 2002, but that recovery appears to have stalled.  Orders from semiconductor customers decreased during the past quarter, which we expect will delay the recovery in this market until 2003.  The precise timing and extent of any recovery from these conditions in the semiconductor equipment and fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results.  We expect that our sales to the aerospace/defense and research markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will show a long-term growth trend in line with growth in the United States gross domestic product.  We have also initiated a program where we will license certain of our semiconductor equipment technology to other companies.  As a result, we will record any such license fees as revenue.  At this time, revenue generation from this program is expected to be minimal for the remainder of 2002 and into 2003.

Gross Margin  Gross margins for the three- and nine- month periods ended September 30, 2002 were (28.8%) and 12.2%, respectively, compared with gross margins of (3.9%) and 32.9% in the corresponding periods in 2001.  The cost of sales from continuing operations in the third quarter of 2002 included a charge of $28.7 million for excess and slow moving inventory related primarily to the continued weakness in the telecommunications industry.  A similar charge of $22.7 million was recorded in the corresponding period of 2001.  Excluding these charges, gross margin from continuing operations would have been 34.3% in the third quarter of 2002 versus 35.8% in the third quarter of 2001.  In addition to the inventory charge discussed above, gross margin in the third quarter of 2002 was negatively impacted by increased cost of goods sold.  Products sold in the current quarter were produced in prior periods when production volumes were low, resulting in an increased amount of overhead allocated to inventory.  In accordance with generally accepted accounting principles, these variances were capitalized when the inventory was produced and are expensed when the related products are sold.  We expect this negative impact on our gross margin to continue for the next several quarters.  A $0.5 million cancellation fee that we negotiated in the third quarter of 2002 with a customer offset some of this negative impact.  The gross margins for the 2001 periods reflected the positive leverage of the higher sales volumes and production activity during those periods.  Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies.  In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in sales.

Selling, General and Administrative (SG&A) Expense  SG&A expenses for the three and nine months ended September 30, 2002 totaled $15.3 million, or 33.6% of net sales, and $39.0 million, or 29.7% of net sales, respectively, compared with $14.0 million, or 24.4% of sales, and $46.1 million, or 18.6% of sales, for the same periods in 2001, respectively.  SG&A expense from continuing operations in the 2002 third quarter included expenses of $2.5 million for non-recurring costs incurred in connection with the cost reduction and related initiatives discussed previously.  We expect that SG&A as a percentage of sales will fluctuate in the future based on our sales level in any given period.  Because a significant portion of our SG&A expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

Research and Development (R&D) Expense R&D expenses for the three and nine months ended September 30, 2002 totaled $6.5 million, or 14.1% of net sales, and $18.9 million, or 14.4% of net sales, respectively, compared with $6.7 million, or 11.7% of net sales, and $20.4 million, or 8.3% of net sales, for the corresponding periods in 2001, decreases of $0.2 million, or 3.7%, and $1.5 million, or 7.2%, respectively.  The year-over-year decreases were primarily attributable to our efforts to maximize the focus and efficiency of our R&D efforts to reduce overall R&D expense, offset in part by the inclusion of R&D expenses associated with the operations of MRSI for which there were no comparable expenses recorded in 2001.

We expect that R&D expenses in the fourth quarter of 2002 will be slightly lower than the third quarter of 2002 due to our recent cost reduction actions.  We believe that the continued development and advancement of our key products and technologies is critical to our future success.  Accordingly, we intend to continue to invest in key R&D initiatives, while ensuring that the efforts are focused and the funds are deployed efficiently.  We expect that R&D expenses as a percentage of sales will fluctuate in the future based on our sales level in any given period.  Because of our commitment to continued product development, and because a significant portion of our R&D expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Restructuring and Impairment Charges   Restructuring and impairment charges related to the cost reduction and related initiatives discussed previously totaled $11.9 million for the third quarter of 2002.  A similar charge of $11.6 million was recorded in the corresponding period of 2001 for cost reduction initiatives undertaken at that time.

Acquisition and Other Non-Recurring Charges  During the first quarter of 2001, we recorded non-recurring charges of $10.7 million.  These charges were comprised of $9.2 million for investment banking, legal and accounting fees related to our acquisition of Kensington Laboratories, Inc. (KLI) and a charge of $1.5 million related to the acceleration of stock options held by a retiring executive officer.

Interest and Other Income, Net of Interest Expense  Interest and other income, net of interest expense, totaled $2.5 million and $7.2 million, respectively, for the three and nine months ended September 30, 2002, compared with $3.0 million and $10.4 million for the three and nine months ended September 30, 2001.  The decreases in both periods on a year-over-year basis were due primarily to realized losses on investments, realized losses on foreign exchange transactions, reduced interest rate levels during the current year period and a slightly lower average cash balance.

Interest income will fluctuate based on cash balances and changes in interest rates.  At September 30, 2002, our outstanding debt totaled $4.5 million.  Although a majority of our debt is at fixed interest rates, we anticipate that interest expense for 2002 will decrease slightly from 2001 because the long-term debt was reduced by a scheduled principal payment of $2.5 million in the second quarter.  A second principal payment of $1.0 million is scheduled in the fourth quarter.

Asset Write-Down   In April 2002, we announced that two fiber optic component manufacturers in which we had made minority investments in prior years were experiencing severe financial difficulties.  One manufacturer has closed its operations and liquidated its assets, resulting in the recognition of $3.3 million as an asset write-down in the second quarter of 2002.

The second manufacturer is in bankruptcy.  Accordingly, we recorded a charge of $3.2 million in the second quarter of 2002 related to the write-down of this asset to its estimated liquidation value.  Should the final liquidation value received differ from the currently estimated fair value, we will record the difference as other income or expense.

Income Taxes  The effective tax rate from continuing operations for the three and nine months ended September 30, 2002, was a tax expense of 34.7% and 25.5%, respectively, versus a tax benefit of 32.6% and a tax expense of 44.8% for the corresponding prior year periods, respectively.  The 2002 expense resulted from a valuation reserve that was recorded against our deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets.  As such, we did not recognize any tax benefit on the losses recorded in the current period and recorded a valuation allowance against deferred tax assets previously recorded.  For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve.  Any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax asset.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $0.7 million for the nine-month period ending September 30, 2002 was primarily attributable to the cash portion of our net loss, payments on accounts payable and accrued expenses, offset in part by collections of customer receivables and reductions in inventories.  Customer receivables decreased $7.8 million, or 21.8%, from December 31, 2001, due primarily to the reduction in customer receivables resulting from our divestitures and increased cash collections, offset in part by the addition of customer receivables relating to the MRSI acquisition.  Inventories decreased $41.1 million, or 42.6%, at September 30, 2002 compared with December 31, 2001, due primarily to the restructuring related reserves and the reduction in inventory from our divestitures, offset in part by the addition of inventory relating to the MRSI acquisition.

Net cash provided by investing activities of $2.2 million for the nine-month period ended September 30, 2002, was principally attributable to the cash proceeds from the divestiture of the two IMSD businesses and net proceeds from the sale of marketable securities, offset in part by the net cash paid to acquire MRSI, the acquisition of certain intellectual property and the net purchases of property, plant and equipment.

Net cash used in financing activities of $1.0 million for the nine-month period ended September 30, 2002, was principally attributable to scheduled payments on long-term borrowings and payments of shareholder notes to the former owners of KLI, offset in part by the proceeds from the issuance of common stock in connection with stock option and purchase plans.

At September 30, 2002, we had cash and cash equivalents of $8.0 million and marketable securities of $270.8 million.  These securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and our senior financial management team.  Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management.  We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures and contractual obligations, as well as changes in interest rates.

On September 25, 2002, we signed a credit agreement for a $5.0 million unsecured line of credit expiring September 1, 2003.  Certain of our marketable securities that are being managed by the lending institution collateralize the line of credit.  The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option, plus an unused line fee of 0.25% per year.  At September 30, 2002, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.  On September 30, 2002, we terminated our existing $10.0 million unsecured line of credit expiring March 4, 2003 and our $5.0 million unsecured line of credit expiring March 5, 2004.

Our outstanding debt consists of $2.2 million of the current portion of long-term debt and long-term debt of $2.3 million, $4.0 million of which is payable in four equal semi-annual installments through May 2004.

We believe that our current working capital position, together with estimated cash flows from operations and existing credit availability, will be adequate to fund operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations, for the foreseeable future.  However, this belief is based upon many assumptions and is subject to numerous risks and there can be no assurance that we will not require additional funding in the future.

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

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

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

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate.  These fluctuations are typically unpredictable and can result from numerous factors including:

•	fluctuations in our customers’ capital spending, industry cyclicality and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	variations in the mix of products we sell in each of the markets in which we do business;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	market acceptance of any new or enhanced versions of our products;

•	the availability and cost of key components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	fluctuations in foreign currency exchange rates;

•	timing of new product introductions by our competitors; and

•	our levels of expenses.

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

We are highly dependent on the semiconductor industry and on our customers who serve this volatile and unpredictable industry.

A substantial portion of our current and expected future business comes from sales of subsystem products to manufacturers of semiconductor fabrication and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor market is characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

During industry downturns, our revenues from this market may decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

The semiconductor capital equipment market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our systems and subsystems in advance of significant sales of these systems and/or subsystems to such customers. A failure on the part of our subsystem customers' products to gain market acceptance, or a failure of the semiconductor capital equipment market to grow would have a significant negative effect on our business and results of operations.

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 76% and 60% of our sales to this market in the nine months ended September 30, 2002 and 2001, respectively, and our top two customers accounted for approximately 54% and 42%, respectively, of our sales to this market in these periods. If any of our principal customers discontinues its relationship with us, replaces us as a subsystem vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of semiconductor capital equipment manufacturers dominate this market, it may be particularly difficult for us to replace our customers if we lose their business.

A significant portion of our expected future subsystem business in the semiconductor capital equipment market is comprised of products for the fabrication of 300mm semiconductor wafers. Wafer fabrication equipment for 300mm wafers is in a very early stage of its adoption, and is expected to be driven by the need for the ability to manufacture more semiconductor chips at lower costs. The deployment of such equipment requires a significant capital investment by semiconductor manufacturers, and many semiconductor manufacturers have delayed plans to deploy such lines until market conditions improve. If the demand for capital equipment for 300mm wafers does not increase, or increases more slowly than expected, demand for our subsystem products will likewise be adversely affected, and our business and results of operations could be harmed significantly.

In addition, a significant portion of our expected future capital equipment sales to the integrated semiconductor device manufacturing market is comprised of systems for flip chip bonding and other advanced die bonding techniques. Demand for these systems is expected to be driven in significant part by increases in demand for new technologies in industries such as communications and consumer electronics that require the use of such manufacturing techniques. If the demand for electronic devices requiring flip chip bonding and/or other advanced die bonding techniques does not increase, or increases more slowly than expected, demand for our capital equipment will likewise be adversely affected, and our business and results of operations could be harmed significantly.

The severe downturn in the fiber optic communications market has harmed and may continue to harm our business.

A substantial portion of our current and expected future business in the fiber optic communications market is dependent upon sales to companies that manufacture components for fiber optic communications systems. These component manufacturers are largely dependent upon telecommunications system manufacturers, who in turn depend on sales of their products to telecommunications carriers. As such, our success in this market will ultimately depend on the long-term growth of the communications industry, and in particular the growth of Internet usage and bandwidth demand. Demand for high-bandwidth service has not grown as quickly as the communications industry had forecast, and many carriers currently have significant excess capacity in their fiber optic networks. As a result,

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

demand for optical components has decreased substantially, leaving many component manufacturers with significant excess manufacturing capacity. Unless and until higher demand for bandwidth increases network utilization and bandwidth pricing, telecommunications carriers will be unlikely to make significant investments in new fiber optic networks, and sales of the manufacturing and test equipment we supply to the companies that build this network equipment will be unlikely to increase significantly. In addition, several major telecommunications carriers have recently declared bankruptcy or are in significant financial distress, and others have significant debt service obligations that may limit their ability to purchase new capital equipment, which may further delay the recovery of this market. If the communications industry and Internet usage and bandwidth demand do not grow as expected, our business and operating results would be harmed significantly.

Due to the decline in demand for optical components and our customers' significant excess manufacturing capacity, our sales to this market have declined substantially, and may decline further in the future. While we have significantly reduced the cost structure of our operations serving this market, our ability to reduce these costs further is limited by our plans to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to these markets, we may incur expenditures or purchase raw materials or components for products we cannot sell. We have in the past and may in the future be required to write off excess or obsolete inventory due to declines in our forecasted sales to this market. Accordingly, the continuing downturn in this market has harmed our operating results significantly, and may continue to do so in the future.

Our component manufacturer customers have experienced severe business declines during this downturn. Several of these customers have recently ceased operations or announced their intent to exit this market. Others are currently operating at losses and are unable to make meaningful long-term predictions for their recovery, and hence their forecasted requirements for capital equipment. This continuing uncertainty severely limits our ability to predict the timing of any recovery in this market or our sales to this market in future periods.

The markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.

Our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements.  Products in our markets often become outdated quickly and without warning.  We depend to a significant extent upon our ability to enhance our existing products, to address the demands of the marketplace for new and improved technology, either through internal development or by acquisitions, and to be price competitive.  If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products.  In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, and may fail to have our subsystem products designed into our customers’ products.  We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis.  If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.

We market products for the fiber optic component, semiconductor capital equipment, industrial metrology, life and health science, aerospace and research markets.  Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries.  Product development is costly and time consuming.  Many of our products are used by our customers to develop, manufacture and test their own products.  As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized.  If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance.  Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market.  If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

Because our sales cycle is long and difficult to predict, and our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment and subsystem products are complex, and customers for these products require substantial time to make purchase decisions.  These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them.  The sales cycle for our capital equipment and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year.  The orders comprising our backlog are often subject to cancellation and changes in delivery schedules by our customers without significant penalty.  We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period.  If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period.  These fluctuations could harm our results of operations and cause our stock price to drop.

We face significant risks from doing business in foreign countries.

Our business is subject to risks inherent in conducting business internationally.  In 2001, 2000 and 1999, our international revenues accounted for approximately 33.4%, 29.1% and 32.7%, respectively, of total net sales, with a substantial portion of sales originating in Europe.  We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future.  As a result of our international operations, we face various risks, which include:

•	adverse changes in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements including export requirements, tariffs and other trade barriers;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency fluctuations;

•	differing protection of intellectual property;

•	difficulties in staffing and managing each of our individual foreign operations; and

•	trade restrictions and licensing requirements.

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

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future.  We compete in several specialized market segments, against a limited number of companies in each segment.  We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours.  Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do.  Other competitors are small and highly specialized firms that are

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

able to focus on only one aspect of a market.  We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis.  We may not be able to compete successfully in the future against existing or new competitors.  In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results.  If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

Acquisitions of additional businesses, products or technologies we may make could negatively affect our business.

We have historically achieved growth through a combination of internally developed new products and acquisitions.  In recent years we have acquired several companies and technologies, and we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines in the future to expand our product offerings and technology base to further our strategic goals.  Each of our recent acquisitions involves, and any future acquisition would involve risks, including:

•	a decline in demand by our customers for the products of the acquired business;

•	our ability to integrate the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired businesses;

•	our ability to manufacture and sell the products of the acquired businesses;

•	our ability to expand our financial and management controls and reporting systems and procedures to integrate the acquired businesses;

•	our ability to realize expected synergies resulting from the acquisition;

•	diversion of management’s time and attention;

•	customer dissatisfaction or performance problems with the products or services of an acquired firm;

•	assumption of unknown liabilities, or other unanticipated events or circumstances; and

•	the need to record significant charges or write down the carrying value of intangible assets, which could lower our earnings.

We cannot assure that any business that we may acquire will achieve anticipated revenues and operating results.  Any of these risks could materially harm our business, financial condition and results of operations.

If we are delayed in introducing our new products into the marketplace, or if our new products contain defects, our operating results will suffer.

Because our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products.  If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors’ products.  Our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer.  Our products may also contain defects or undetected errors.  As a result, we could incur substantial expenses in fixing any defects or undetected errors, which could result in damage to our competitive position and harm our business and results of operations.

If we are unable to attract new employees and retain and motivate existing employees, our business and results of operations will suffer.

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations.  Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

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

We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights of others.  For example, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us claiming that our use of the “Newport” trademark infringes its rights with respect to such mark.  Whenever claims arise, we evaluate their merits.  Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks.  Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all.  Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.  In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products.  Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

NEWPORT CORPORATION
Management’s Discussion and Analysis of
Financial Condition and Results of Operation (Continued)
Three and Nine Months Ended September 30, 2002 and 2001

Terrorism and acts of war and the associated economic uncertainties may negatively impact our business.

Terrorist attacks and potential military activities have created economic and political uncertainties, contributing to the current global economic downturn.  Future acts of terrorism or increased military action may create additional uncertainties and worsen or delay recovery of the global economy, which could negatively impact our business, financial condition or results of operations.

Natural disasters or power outages could disrupt or shut down our operations.

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies.  We have significant facilities in areas with above average seismic activity.  If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business.  In addition, a significant portion of our manufacturing operations are located in California, which has experienced power shortages and resulted in “rolling blackouts.”  If these blackouts were to recur, it could cause disruptions to our operations and the operations of certain of our suppliers, distributors and customers.  We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

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

We use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables.  We do not engage in currency speculation.  The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts.  If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.  Transaction gains and losses are included in our current net loss.  Net foreign exchange gains and losses were not material to our reported results of operations for the last three years.

The operating loss from international operations totaled $1.0 million and $0.2 million for the three and nine months ended September 30, 2002.  As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.  We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc.  We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the three- and nine-month period ended September 30, 2002.  We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk.  Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option.  Our long-term debt instruments carry fixed interest rates.  We estimate that a 10% increase in interest rates on our unsecured lines of credit would not have a material impact on our reported net loss.  Our investments in marketable securities, which totaled $270.8 million at September 30, 2002, are sensitive to changes in the general level of U.S. interest rates.  We estimate that a 10% decline in the interest earned on our investment portfolio would not have had a material effect on our net loss for the three- and nine-month period ended September 30, 2002.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us in the Federal District Court in Connecticut, claiming that our use of the “Newport” trademark infringes its rights with respect to such mark.  In January 2002, a trial was held with respect to this litigation, and the jury returned a verdict in our favor on all of Newport Electronics’ claims.  In February 2002, Newport Electronics filed a motion for a new trial in such litigation.  In April 2002, the Court denied this motion.  In May 2002, Newport Electronics filed a notice of appeal with the Second Circuit Court of Appeals.  Oral arguments are scheduled for November 26, 2002.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1

Second Omnibus Amendment to Credit Agreements and Waiver, dated as of July 26, 2002, between the registrant and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.2

Fifth Modification of Note Agreement dated July 30, 2002, between the registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2002).

	10.3	Business Loan Agreement dated September 25, 2002, by and between the registrant and Bank of America, N.A.

	10.4	Promissory Note dated September 25, 2002, payable by the registrant to Bank of America, N.A.

	10.5	Commercial Pledge Agreement, dated September 25, 2002, by and between the registrant and Bank of America, N.A.

	99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

	99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On August 21, 2002, we filed a Current Report on Form 8-K, Item 9, disclosing a cost reduction program and the reorganization of our business units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002	NEWPORT CORPORATION

	By:	/s/ CHARLES F. CARGILE

Charles F. Cargile, Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Robert G. Deuster, Chairman, President and Chief Executive Officer of Newport Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newport Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ROBERT G. DEUSTER

Robert G. Deuster Chairman, President, and Chief Executive Officer (Principal Executive Officer)

I, Charles F. Cargile, Vice President and Chief Financial Officer of Newport Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newport Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ CHARLES F. CARGILE

Charles F. Cargile Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Second Omnibus Amendment to Credit Agreements and Waiver, dated as of July 26, 2002, between the registrant and ABN AMRO Bank, N.V. (incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.2

Fifth Modification of Note Agreement dated July 30, 2002, between the registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.3	Business Loan Agreement, dated September 25, 2002, by and between the registrant and Bank of America, N.A.

10.4	Promissory Note, dated September 25, 2002, payable by the registrant to Bank of America, NA

10.5	Commercial Pledge Agreement, dated September 25, 2002, by and between the registrant and Bank of America, NA

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.