Form 10-K
period 2002-12-31
NEWPORT CORP
filed 2003-03-26
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of February 28, 2003, 38,580,925 shares of the registrant’s sole class of common stock were outstanding. As of February 28, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $596 million, calculated based upon the closing price of our common stock as reported by the Nasdaq Stock Market on June 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ depending on a variety of important factors, including those described herein in the sections entitled “Business” and “Risks Relating To Our Business.”

PART I

Item 1.    Business

General Description of Business

Newport Corporation is a global supplier of advanced technology products and systems to a wide range of industries, including semiconductor manufacturing and advanced packaging equipment, aerospace and defense, life and health sciences, scientific research and fiber optic communications. We provide:

•	components and integrated subsystems to manufacturers of semiconductor front-end processing equipment;

•	automated systems for semiconductor back-end packaging applications to integrated device manufacturers;

•	automated assembly and test systems to manufacturers of fiber optic components; and

•	a broad array of high-precision components and instruments to commercial, academic and government customers worldwide.

Our products leverage our expertise in precision robotics and automation, high-precision positioning systems, vibration isolation technology, precision optics and optomechanics to enhance the capabilities and productivity of our customers’ manufacturing, engineering and research applications.

Within the semiconductor industry, the manufacturing of devices is often divided into two areas – front-end wafer processing and back-end packaging. Over the years, we have developed a significant presence as a supplier to top-tier equipment manufacturers for front-end applications, providing high-performance components and subsystems that enhance the performance of these customers’ products. More recently, we have become an integrated systems supplier for advanced back-end packaging applications. With well-designed and tested products, a flexible product portfolio and a strong intellectual property position, we now offer our customers advanced products for both front-end and back-end semiconductor manufacturing processes.

In addition to our presence in the semiconductor industry, we also supply components, instruments and subsystems to a broad range of other markets, including basic and applied scientific research, aerospace and defense and, increasingly, in life and health sciences. Our component and subsystem products are often incorporated into the high-precision products of customers in these industries. We also provide high-performance components and instruments to commercial, academic and governmental research institutions worldwide that engage in research and development activities.

We also continue to be a leading supplier of automated and manually operated equipment used to assemble and test fiber optic telecommunications and data communications devices. Our unique machines, which combine our proven technology with advanced computer software and our in-depth industry and process expertise, are used around the world to manufacture and test active and passive telecommunication components. These systems provide our customers with the flexibility required to facilitate the development of new components and manufacturing processes for next-generation telecommunications equipment.

For over three decades we have serviced the needs of research laboratories for precision equipment. Since 1991, we have acquired a series of companies to expand our product offerings, technology base and geographic presence. Through these acquisitions and our internal development efforts, we have evolved from a provider of discrete components and instruments for research applications to a company that manufactures both components and integrated systems for research and commercial applications. In particular, during 2001 we acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor equipment industry, and during 2002 we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. Both of these acquisitions significantly increased our product offerings and expertise in these areas. We pursue acquisitions of companies, technologies and complementary product lines that we believe will provide us with key technologies, give us access to new markets or otherwise further our strategic objectives. Conversely, from time to time we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Products and Services

We develop and sell a broad range of components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test and assembly are critical. Our products are used in mission-critical applications in industries including semiconductor manufacturing, aerospace and defense, life and health sciences and fiber optic device manufacturing. We develop, manufacture and market products within two distinct business segments, Advanced Packaging and Automation Systems and Industrial and Scientific Technologies. During 2002, following our divestiture of our Industrial Metrology Systems division, we reorganized our business segments to align them more closely with customer and manufacturing requirements. This structure enables us to quickly incorporate customer feedback into new products and to respond rapidly to changing market requirements.

Advanced Packaging and Automation Systems Division

Within the semiconductor industry, the manufacturing of devices is often divided into two areas – front-end wafer processing and back-end packaging. Our Advanced Packaging and Automation Systems division offers a broad array of automation subsystem products for semiconductor front-end wafer processing applications, and also supplies complete turnkey systems for advanced back-end packaging applications. The division also offers a complete line of assembly and test automation systems for the fiber optic communications industry, addressing a wide spectrum of applications in the fiber optic component manufacturing process, from pre-test to assembly and packaging to final device testing and burn-in. These high-performance products provide our customers with the speed, accuracy, repeatability and dependability they require for high-throughput production environments.

Semiconductor Front-End Technologies

Our Advanced Packaging and Automation Systems division offers a broad array of products for front-end semiconductor process applications, including automated wafer handling subsystems such as atmospheric robots, load ports and wafer alignment stations. We are a leader in advanced robotic systems technologies, and we are committed to developing and manufacturing the highest performance, most reliable and most cost-effective atmospheric wafer handling robots and load ports in the industry.

•	Atmospheric Wafer Handling Robots. We sell a full range of atmospheric robots that automate the handling of semiconductor wafers in the ultra-clean environment of a processing or inspection tool. We hold a number of issued and pending patents on state-of-the-art edge-gripping robotic end effectors that are critical to enabling semiconductor equipment manufacturers to efficiently and reliably handle 300-millimeter wafers without contacting the backside of the wafer, an important technique in reducing contamination and the resultant yield losses. Our wafer handling robots also feature our patented automated teaching technology, which allows the robot to be programmed more accurately and more consistently, reducing setup time. All of our 300-millimeter wafer handling robots incorporate our patented optical sensing technology in the end effector to maximize the accuracy of the robot while simplifying the setup and calibration process.

•	Load Ports. Our automatic door opener system (ADO) is a load port for 300-millimeter wafers that serves as the physical interface between a processing or inspection tool and the operators or automated material handling system used to transport wafers throughout the fabrication environment. We hold a number of issued and pending patents on this technology, which allows wafers to be efficiently and reliably loaded into a manufacturing process or inspection tool while maintaining an ultra-clean environment. The ADO is easy to install, conforms to industry standards, and is compatible with popular wafer transport pods, known in the industry as FOUPs. Our patented latchkey opening mechanism produces reliable and consistent pod door openings, minimizing wafer handling errors, positional errors and contamination, leading to superior load port to FOUP interoperability. The ADO provides throughput performance that is among the highest in the industry under Class 1 clean room conditions.

•	Wafer Alignment Stations. In 2002, we introduced a new edge-gripping wafer prealigner, a patented design based on our innovative edge-grip wafer handling technology. This product enables our customers to rapidly and precisely align 300-millimeter wafers prior to insertion into the processing or inspection tool, without contacting the backside of the wafer. This reduces losses due to particle contamination of the wafer, helping to improve process yields.

Advanced Packaging Systems

In February 2002, we acquired MRSI, a leading supplier of automated assembly and dispensing systems to the semiconductor packaging, microwave and fiber optic communications industries. We offer a full line of automated chip assembly equipment, including die bonding and flip chip bonding systems, as well as epoxy-dispensing and flip chip underfill systems, that are used to manufacture microwave, optical, radio frequency (RF) and multi-chip modules.

•	Automated Assembly Systems. Our MRSI-505 family of products provide users with high-speed, high-precision solutions for the automated assembly of a variety of microelectronic and optoelectronic devices. The family of systems features three models, each optimized to address a different advanced packaging application. The MRSI-505 Advanced Packaging Work Cell is specifically designed and configured for advanced packaging applications required for medical, military, automotive and computer applications. The MRSI-505 High Frequency Work Cell is designed to meet the particular eutectic bonding requirements of applications such as radio frequency (RF), microwave and millimeter-wave modules. The MRSI-505 Photonics Work Cell is configured for the particular eutectic bonding requirements of photonics applications, such as building laser submounts and photodetectors. We also offer the MRSI-5005 Optical Assembly Work Cell, which is specially designed to produce extremely precise placements required for certain photonics applications.

•

Automated Dispensing Systems.    Our MRSI-175 family of products provides users with high-speed, high-performance solutions for a range of automated dispensing applications. The MRSI-175Ag Conductive Epoxy Dispensing System is designed to provide the process control and dispensing capability required for demanding applications such as microwave modules, optical modules, hybrid circuits, multichip modules, and semiconductor packaging. The MRSI-175UF Underfill Dispensing System is a high-speed, high-accuracy, automated dispenser designed for flip chip underfill applications.

Fiber Optic Communications

Our Advanced Packaging and Automation Systems division is a leading supplier of automated and manually operated equipment used to assemble and test fiber optic telecommunications and data communications devices. Our unique machines are used around the world to manufacture and test active and passive telecommunications components, and feature the flexibility required to facilitate the development of new components and manufacturing processes for next-generation telecommunications equipment. Our Advanced Process Technology group also offers a full range of process engineering services, from technology transfer and process development activities through complete package design/development and pilot lot manufacturing services, to enable our customers to develop and qualify their next generation photonic telecommunication and data communication devices.

Our product offering includes automated assembly, device characterization, fiber alignment and attachment and final device characterization and life testing systems. Of particular note are our automated assembly systems for the manufacture of various types of Vertical Cavity Surface Emitting Lasers (VCSELs) and VCSEL array devices. VCSELs are expected to be an important technology as metro-area fiber optic networks are implemented. Our fiber optic device manufacturing and test systems take advantage of many of our core technology strengths, including precision robotic parts handling, motion control, vibration isolation, optics, software integration and automation.

•	Pre-Test. Our pre-test products automate the testing of devices used in fiber optic components, such as laser diodes, to ensure their integrity prior to the start of the assembly process. We offer a range of products, from manually operated to fully automated, that increase the efficiency of the pre-test and inspection process, including laser diode characterization systems.

•	Assembly and Packaging. The assembly and packaging of fiber optic components require the positioning and attachment of very small subcomponents with a high degree of precision. Manufacturers have traditionally used manual assembly techniques for fiber optic components. These techniques result in low production yields and produce inconsistent quality. We offer a full range of integrated assembly and packaging systems, including automated, semi-automated and manually operated systems, which can simplify or automate these processes and help reduce manufacturing times, increase yields and enhance quality. Our automated and semi-automated systems utilize common architectures and process control software, enabling the user to upgrade their system to increase their level of automation as their needs change. Our assembly and packaging products include fiber alignment and attachment systems using welding, soldering and epoxy attachment techniques.

•	Final Device Testing and Burn-In. Fiber optic devices must meet rigorous reliability and performance specifications, including requirements such as 20 to 30 year life cycles and the ability to perform in harsh weather conditions or even underwater. These performance standards require manufacturers to perform extensive testing of the devices both prior to and following assembly. We offer standardized systems which automate the burn-in and life testing process for either the partially assembled or fully packaged laser diodes.

Engineering and Manufacturing Services

Due to our extensive experience in fiber optic device assembly, packaging and testing technology, we have a deep knowledge base and expertise in the processes and technologies necessary to build high-precision fiber optic components. In addition, our acquisitions in recent years have expanded our knowledge base and expertise in the use of flexible automation solutions for the manufacture of fiber optic components, as well as in the integration of production lines for chip packaging and module assembly. We apply this expertise to assist our customers in designing device packaging, developing manufacturing processes, developing and producing tooling and programming customized process automation software. These services help customers significantly reduce the development cycle for their products and improve the productivity, yields and quality of their manufacturing processes. In addition to helping customers become more productive, these services assist us in establishing a long-term relationship with our customers and allow us to identify additional opportunities for new products. We also offer device manufacturing and packaging services to enable customers to design and test new products. We believe that the extent of our capabilities and services in this area provides us with a key competitive advantage over other capital equipment suppliers to this market.

Industrial and Scientific Technologies Division

Our Industrial and Scientific Technologies division’s products are used across a wide range of industrial markets in applications that range from basic research and development activities to high-precision manufacturing. In addition, we sell subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing. Our industrial and scientific products address a wide range of markets, including semiconductor equipment, life and health sciences, aerospace and defense, scientific research and fiber optic communications. These products and technologies also form the foundation of certain of the integrated, automated systems sold by our Advanced Packaging and Automation Systems division. We believe that purchasers of our Industrial and Scientific Technologies division’s products develop an appreciation for the quality of our products which makes them more likely to buy integrated, automated systems from us as the need for production and test systems grows. Our Industrial and Scientific Technologies division’s product lines include:

Category	Products	Applications

Precision Micro-Positioning Devices, Systems and Subsystems

•       Precision air bearing stages

•       Motion systems

•       Linear and rotational stages

•       Elevational devices

•       Actuators

•       Simple and programmable motion controllers for linear stepping and direct current (DC) motors

•       Precision positioning of semiconductor wafers for metrology and fabrication

•       Sample sorting and sequencing for DNA research

•       High-precision positioning and motion control apparatus for manufacturing and test applications

•       Tracking and targeting test systems for aerospace and defense applications

•       Precision alignment in fiber optic, telecommunication and laser device assembly

Category	Products	Applications

Vibration Isolation Systems and Subsystems	• Optical benches and support systems • Workstations • Active and passive isolation systems • Honeycomb, granite and rigid structures • Elastomeric mounts

•       Isolated floor for semiconductor lithography equipment

•       Foundation platforms for laser systems

•       Reduction of impact of external forces on high-precision research, manufacturing test and assembly systems

•       Scanning electron microscope/atomic force microscope base isolation

•       Workstation platforms for optical fiber fabrication

Optics	• Fast steering mirrors • Lenses • Mirrors • Prisms and windows • Filters and attenuators • Collimators • Ultrafast laser optics • Beamsplitters and polarization optics • Optical systems

•       Thin film measurement of semiconductor wafers for defect inspection

•       Deep ultraviolet illumination optics for semiconductor lithography

•       Laser beam stabilization for industrial metrology applications

•       Components for research and product development activities

•       Blood cell analysis

Manual Positioning Components	• Optical mounts • Bases and brackets • Posts and rod systems • Translation and rotation stages • Laser-to-fiber couplers • Manual fiber optic positioners • Educational kits

•       Laser systems

•       Subsystems used for high-speed cell sorting for genomic research

•       Analytical instrumentation for life and health sciences

•       Manual, high-precision alignment of optical instruments

•       Electro-optical research

•       Manual assembly of fiber optic devices

Category	Products	Applications

Photonics Instruments	• Power meters • Laser diode instruments • Optical spectrum analyzers • Photonics test systems

•       Measure optical power for free space and fiber-directed laser light

•       Temperature and current controllers for maintaining stability of laser diodes

•       Characterization of light emitted by laser diodes, ion lasers and solid state lasers

•       Testing and qualification of optical fibers and passive fiber optic components

We also offer subassemblies that are a value-added combination of standard and custom products drawn from the components, optics, robotics, motion control and vibration isolation product lines. We combine these items with additional engineering to create more highly integrated products to meet customer needs. These products are often subsystems of our original equipment manufacturer (OEM) customers’ products. We believe that this subassembly capability gives us a significant competitive advantage by differentiating us from competitors that offer a more limited product selection.

Financial information regarding our two business segments, and our operations by geographic area, is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-24. A discussion of our net sales by end market and geographic area is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We market and sell our products and services through our domestic and international sales organizations, an international network of independent distributors and sales representatives, technical catalogs and our web site. Our domestic and international sales organizations are comprised of teams of field sales persons, which work closely with strategic account managers and internal sales support personnel based in our Irvine, California headquarters. Our customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between the sales personnel and distributors and the engineering staff, and can result in long sales cycles for our subsystem and capital equipment products. As of December 31, 2002, we employed 72 persons in our domestic sales organization, and 35 persons in our international sales organization, located in Canada, France, Germany, Italy, the Netherlands, Singapore, Sweden, Switzerland, Taiwan, and the United Kingdom.

We currently engage 22 independent sales representatives and distributors that actively market and sell our products in certain markets outside of North America. We have written agreements with each of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year and are renewable on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2002.

We also market our standard products through our product catalog and web site. Our principal marketing tool for the scientific market is our comprehensive product catalog, The Newport Resource™. This catalog, numbering approximately 1,400 pages, provides detailed product information as well as extensive technical and applications data. We publish this catalog in English, French, German and Japanese, and mail it to approximately 40,000 existing and potential customers. New product supplements are also distributed between publications. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of December 31, 2002, we had 148 employees engaged in research and development in our continuing operations. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various divisions to produce innovative technological solutions for the markets we serve. Research and development expenses were $24.4 million, or 14.9% of net sales, in 2002, $26.1 million, or 9.0% of net sales, in 2001, and $21.7 million, or 8.3% of net sales, in 2000. We are committed to product development and expect to continue our investment in this area in the current and future years.

We believe that the continual development or acquisition of innovative new products will be critical to our future success. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material adverse effect on our business, operating results or financial condition.

Customers

We sell our products to a significant number of customers worldwide, in a wide range of diverse end markets, including semiconductor manufacturing and advanced packaging equipment, aerospace and defense, life and health sciences, scientific research and fiber optic communications. We believe that our diversification in this area minimizes our dependence on any single industry or group of customers. Sales during 2002 to one customer of our Advanced Packaging and Automation Systems division, Applied Materials, Inc., totaled $17.8 million, which represented 38.4% of our 2002 net sales to that segment and 10.9% of our consolidated net sales for the year. In addition, 2002 sales to one customer of our Industrial and Scientific Technologies division represented 13.1% of our 2002 net sales to that segment, but less than 10% of our consolidated net sales for the year. We believe that our relationships with these customers are good. However, if Applied Materials, Inc. or any other key customer discontinues or reduces its relationship with us, or suffers downturns in its business, it could have a significant negative impact on our financial results on a short-term basis, and our business and results of operations could be harmed going forward if we are unable to sufficiently expand our customer base to replace the lost business.

Competition

The markets for our products are intensely competitive and characterized by rapidly changing technology. In the semiconductor market, for front-end processing applications, our primary competitors are currently Asyst Technologies, Inc., Brooks-PRI Automation, Inc., Genmark Automation, Inc., Kawasaki Heavy Industries, Ltd., and Yaskawa Electric Corp. for our wafer handling robots; and Asyst Technologies, Inc., Brooks-PRI Automation, Inc. and TDK Corporation for our load ports. For semiconductor back-end packaging applications, our primary competitors are Datacon Technology AG, ESEC, F&K Delvotech, and Palomar Technologies, for our automated assembly systems, and Asymtek, Cookson Electronics, Inc., and Protec Co., Ltd. for our dispensing systems.

In the fiber optic communications market, our primary competitors are currently AOI Sansho, EXFO Electro-Optical, Inc., Palomar Technologies and Suruga-Seiki Co., Ltd., for our assembly automation systems; and Agilent Technologies, Inc., Ando Corporation, Anritsu Corporation, EXFO Electro-Optical Inc., Moritex Corporation, and Racal, Inc. for our test and measurement systems.

In our industrial and scientific technologies business, our primary competitors are currently Aerotech Inc., Danaher Corporation, and Dover Corp. for our precision motion systems; Kinetic Systems, Inc., Melles Griot, Inc., and Technical Manufacturing Corp. for our vibration isolation products; and CVI Laser Corporation, Corning Tropel Corporation, Melles Griot, Inc., New Focus, Inc. and Thorlabs, Inc. for our precision optics and optomechanical products.

In each of our businesses, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

We believe that the primary competitive factors in our markets are:

•	product features and performance;

•	quality, reliability and service support;

•	customer relationships;

•	ability to manufacture and deliver products on a timely basis;

•	pricing; and

•	ability to customize products to customer specifications.

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

Manufacturing

We assemble, test and package components and systems at domestic manufacturing facilities located in Chandler, Arizona; Irvine, California; Richmond, California; and North Billerica, Massachusetts, and at our international manufacturing facilities in Beaune-la Rolande, France and La Boulonnie, France. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontract manufacturers.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for our larger products, assembling the subassemblies and components into integrated systems. We primarily design and manufacture components internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution system. Most of these completed products are produced to our specifications and carry our name and logo.

We currently procure various components from single-sources due to unique component designs as well as certain quality and performance requirements. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we are unable to do so our business, results of operations or financial condition could be adversely affected.

We have not incurred significant expenses related to environmental compliance in past periods, and, due to the nature of our businesses, do not expect to incur such expenses in the future.

Backlog

Our consolidated backlog of products totaled $33.9 million and $50.3 million at December 31, 2002 and 2001, respectively. Orders for many of the products we sell to the semiconductor equipment and fiber optic communications markets, which comprise a significant portion of our sales, are often subject to cancellation or rescheduling by the customer, and we have from time to time experienced significant cancellations and pushouts of orders from these markets, which negatively affected our operating results in those periods. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Investments

In addition to the ownership of subsidiaries detailed in Exhibit 21.1 to this Annual Report on Form 10-K, we from time to time make investments in companies involved in developing products and technologies related to our business, and we currently hold minority ownership interests in a number of small, privately-held companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly those related to our strategic markets, in order to create and expand markets for our products. While financial returns are not our primary goal, our strategic investment program seeks to invest in companies that can succeed and have a positive impact on their markets. At December 31, 2002, the carrying value of our investments totaled $2.1 million. Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we acquire, our ability to liquidate our investments is limited, and such markets may not develop in the future. In 2002, two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties. One manufacturer shut down its business and liquidated its assets, and the other manufacturer filed for bankruptcy protection. As a result, we recorded an asset write-down of $6.5 million relating to these investments. In the event that we are required to write-down the carrying value of one or more of our investments in the future, our earnings could be materially and adversely affected.

Employees

As of February 28, 2003, we had 1,088 employees worldwide engaged in our continuing operations. None of our employees are represented by a union. We believe that our relationships with our employees are good.

Availability of Reports

We make available free of charge on our web site at www.newport.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.

Item 2.    Properties

Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facilities

Advanced Packaging and Automation Systems	Chandler, Arizona Irvine, California Richmond, California North Billerica, Massachusetts

Industrial and Scientific Technologies	Irvine, California Beaune-la Rolande, France La Boulonnie, France

We own our La Boulonnie, France facility and a portion of our Beaune-la Rolande, France facility. We lease all other facilities under leases with expiration dates ranging from 2003 to 2030. In addition to these primary facilities, we lease 12 facilities worldwide for administration, research and development, sales and/or service. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate expansion of our operations.

Item 3.    Legal Proceedings

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us in Federal District Court in Connecticut, claiming that our use of the “Newport” trademark infringes its rights with respect to such mark. In January 2002, a trial was held with respect to this litigation, and the jury returned a verdict in our favor on all of Newport Electronics’ claims. In February 2002, Newport Electronics filed a motion for a new trial, which was denied by the District Court. Newport Electronics appealed such judgment to the Second Circuit Court of Appeals, which affirmed the judgment of the District Court on February 24, 2003.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol NEWP. As of February 28, 2003, we had 1,260 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The quarterly high and low sales prices of our common stock for the fiscal years ended December 31, 2002 and 2001 are included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-27.

Dividends

We declared no dividends on our common stock during 2002. On May 30, 2001, we declared a semi-annual cash dividend of $0.01 per share of our common stock, which was paid on July 10, 2001 to all stockholders of record at the close of business on June 15, 2001. In September 2001, we announced the cancellation of our semi-annual $0.01 per share dividend, because we believe that the funds required for the dividend could be deployed more effectively in our business. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Item 6.    Selected Financial Data

The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. Financial data presented incorporates the results of operations and financial position of Unique Equipment Co. (Unique) and KLI; both entities merged with Newport in 2000 and 2001, respectively, and were accounted for as poolings of interests for all periods presented. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements and associated notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for such periods.

FOR THE YEAR:	2002	2001	2000	1999	1998
(In thousands, except percent, per share and worldwide employment)
Net sales	$163,994	$289,963	$262,597	$143,146	$143,347
Cost of sales(1)	138,183	192,698	138,539	76,543	74,430

Gross profit	25,811	97,265	124,058	66,603	68,917
Selling, general and administrative expense	50,222	57,311	51,453	33,319	30,095
Research and development expense	24,383	26,073	21,682	14,654	11,782
Restructuring and impairment charges	11,883	11,584	—	—	—
Acquisition and other non-recurring charges	—	10,683	—	—	—

Operating income (loss)	(60,677)	(8,386)	50,923	18,630	27,040
Interest and other income (expense), net	10,269	13,786	6,041	(1,833)	(1,686)
Asset write-down	(6,490)	—	—	—	—

Income (loss) from continuing operations before income taxes	(56,898)	5,400	56,964	16,797	25,354
Income tax provision	14,011	1,929	12,936	3,850	4,136

Income (loss) from continuing operations	(70,909)	3,471	44,028	12,947	21,218
Loss from discontinued operations, net of income taxes	(15,209)	(9,743)	(2,055)	(1,926)	(1,640)
Cumulative effect of a change in accounting principle	(14,500)	—	—	—	—

Net income (loss)	$(100,618)	$(6,272)	$41,973	$11,021	$19,578

FOR THE YEAR:	2002	2001	2000	1999	1998
(In thousands, except percent, per share and worldwide employment)
Percent of net sales:
Gross profit	15.7%	33.5%	47.2%	46.5%	48.1%
Selling, general and administrative expense	30.6	19.8	19.6	23.3	21.0
Research and development expense	14.9	9.0	8.3	10.2	8.2
Restructuring and impairment charges	7.2	4.0	—	—	—
Acquisition and other non-recurring charges	—	3.7	—	—	—
Operating income (loss)	(37.0)	(2.9)	19.4	13.0	18.9
Income (loss) from continuing operations	(43.3)	1.2	16.8	9.0	14.8
Net income (loss)	(61.4)	(2.2)	16.0	7.7	13.7

PER SHARE:(2)
Earnings (loss) per share, basic:
Income (loss) from continuing operations	$(1.87)	$0.10	$1.32	$0.42	$0.69
Loss from discontinued operations, net of income taxes	$(0.40)	$(0.27)	$(0.07)	$(0.06)	$(0.05)
Cumulative effect of a change in accounting principle	$(0.38)	—	—	—	—

Net income (loss)	$(2.65)	$(0.17)	$1.25	$0.36	$0.64

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	$(1.87)	$0.09	$1.23	$0.40	$0.67
Loss from discontinued operations, net of income taxes	$(0.40)	$(0.26)	$(0.06)	$(0.06)	$(0.05)
Cumulative effect of a change in accounting principle	$(0.38)	—	—	—	—

Net income (loss)	$(2.65)	$(0.17)	$1.17	$0.34	$0.62

Number of shares used to calculate earnings (loss) per share:
Basic	37,970	36,405	33,464	30,939	30,590
Diluted	37,970	37,830	35,835	32,075	31,842
Dividends paid	—	$0.01	$0.02	$0.01	$0.01
Total stockholders’ equity per diluted share	$11.76	$13.33	$13.43	$2.65	$2.70

AT YEAR END:
Cash and marketable securities	$284,313	$281,601	$306,642	$9,241	$14,503
Working capital	331,329	389,318	426,294	51,762	59,169
Total assets	486,338	543,877	557,020	140,292	129,768
Total debt	3,444	9,598	17,130	26,070	23,635
Stockholders’ equity	446,517	489,007	485,965	83,246	85,893

MISCELLANEOUS STATISTICS:
Common shares outstanding(2)	38,560	36,693	36,196	31,413	31,049
Annual average worldwide employment	1,276	1,515	1,170	868	842
Sales per employee	$129	$191	$224	$165	$170

(1)	For 2002 and 2001, includes inventory reserves of $28.7 million and $22.7 million, respectively, discussed in Note 2 of the Notes to Consolidated Financial Statements.
(2)	Share and per share amounts have been adjusted to reflect the May 2000 three-for-one stock split.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item contains forward-looking statements that involve risks and uncertainties and actual results could differ materially from those anticipated in such statements as a result of various factors including those described below in “Risks Relating To Our Business.”

OVERVIEW

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the consolidated financial statements and associated notes.

Acquisitions

In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems, for 2,084,825 shares of our common stock (including 1,087,541 shares issuable upon the exercise of assumed stock options) and $15.0 million in cash. Assets acquired in connection with this transaction included cash of approximately $10.4 million. The transaction was accounted for using the purchase method. The acquisition expands our product offerings and technological capability for back-end packaging applications in the semiconductor, microwave communications, and fiber optic communications markets.

In August 2000, we acquired Unique Equipment Co. (Unique), a systems integrator specializing in robotics and automation. In February 2001, we acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor industry. We issued approximately 3,526,000 shares of common stock to the KLI shareholders in the transaction. Also in February 2001, we acquired Design Technology Corporation (DTC), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The DTC acquisition was accounted for using the purchase method. The Unique and KLI acquisitions were accounted for using the pooling of interests method.

This discussion includes the effects of the acquisitions of Unique and KLI for all years presented and the effects of the acquisitions of MRSI and DTC from their dates of acquisition.

Divestitures

During March 2002, to more efficiently deploy our resources to those areas that are critical to product development efforts for our strategic markets, our Board of Directors approved management’s plan to sell our Industrial Metrology Systems division (IMSD), including the business of CEJohansson AB, a Sweden-based global supplier of advanced metrology systems that we acquired in December 2000. The IMSD division consists of three businesses: the contact measurement business, the non-contact metrology business and the measurement and calibration business. The contact measurement and non-contact metrology businesses were sold in 2002 for cash of approximately $10 million.

During August 2002, to increase the efficiency of our product development and manufacturing efforts, our Board of Directors approved management’s plan to sell our facility in Plymouth, Minnesota, which manufactures high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets and is part of our Industrial and Scientific Technologies division. In the first quarter of 2003, due to the weak response from potential buyers, we decided to shut down the facility and liquidate the majority of the remaining assets. We expect to complete the shutdown by April 2003.

Both of these divestitures have been accounted for as discontinued operations pursuant to Financial Accounting Standards Board (FASB) Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets and, accordingly, all prior periods presented have been adjusted to reflect the financial results of these operations as discontinued operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations and income tax valuations. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We record a sale after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in our terms and conditions of sale cannot be returned.

Accounts Receivable.    We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. We have recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. In recent periods we have increased our reserves for uncollectible accounts due to adverse changes in the financial condition of certain of our customers in the fiber optic communications market. If the financial conditions of our customers in this market continue to deteriorate, or if the financial conditions of our customers in the semiconductor and other markets we serve begin to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory.    We state our inventories at the lower of cost, determined on either a first-in, first-out (FIFO) or average cost basis, or market and provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with the current or committed inventory levels. Reserves are established for inventory levels that exceed expected future demand. We have recorded significant reserves, primarily for excess inventory, in recent periods due to deterioration in our primary target markets, fiber optic communications and semiconductor capital equipment. It is possible that additional changes in required inventory reserves may occur in the future due to changes in market conditions.

Warranty.    Unless otherwise stated in our product literature, we provide a one-year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

Impairment of Assets and Restructuring Reserves.    We assess the impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. In 2002, two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties. One manufacturer shut down its business and liquidated its assets, and the other manufacturer filed for bankruptcy protection. As a result, we recorded an asset write-down of $6.5 million in 2002 relating to these investments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

In 2001, the FASB issued Statement No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142), which we adopted on January 1, 2002. Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to Statement 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1 each year. The October 2002 annual review resulted in no additional impairment of the carrying value of goodwill. At December 31, 2002, we had goodwill of approximately $57.5 million. Had we not amortized goodwill, our net loss from continuing operations for the year ended December 31, 2001 would have decreased $2.5 million and our net income from continuing operations for the year ended December 31, 2000 would have increased $1.1 million.

During 2002 and 2001, we recorded significant reserves in connection with our restructuring and cost reduction programs. These reserves include estimates pertaining to employee separation costs and facility closure costs. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated.

Deferred Taxes.    We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to FASB Statement No. 109, Accounting for Income Taxes (Statement 109), due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2002 and recorded a valuation allowance against deferred tax assets previously recorded. For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax asset.

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

RESTRUCTURING AND IMPAIRMENT CHARGES

2002 Restructuring Plan

In August 2002, in response to the continued protracted downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved management’s cost reduction plan to bring our operating costs in line with our business outlook at that time.

Facility Consolidations

As part of this cost reduction plan, we closed our Santa Ana, California fiber optics facility and consolidated those operations into our Irvine, California facility. In addition, we completed the closure of our San Luis Obispo, California facility and the consolidation of our former Design Technology facility in Billerica, Massachusetts into our MRSI facility, in North Billerica, Massachusetts. Restructuring and impairment charges for the year ended December 31, 2002 included $9.2 million for these facility consolidations. In addition, selling, general and administrative expenses for 2002 included $1.5 million of costs related to the closing of these facilities and the completion of the consolidation of our Garden Grove, California facility into our Irvine, California facility.

Employee Severance

The cost reduction plan included a workforce reduction of approximately 300 employees, of which 187 had been terminated as of December 31, 2002. Approximately one-half of the workforce reduction results from combining our automation businesses into the new Advanced Packaging and Automation Systems (APAS) division and reducing the scope of our investment in the fiber optic communications market. Approximately one-quarter of the reduction results from the divestiture of our discontinued operations, and the remaining reductions result from further streamlining of our operations. Restructuring and impairment charges for the year ended December 31, 2002 included $3.1 million for employee severance and related termination costs.

Inventory Reserves

As part of the cost reduction plan, we rationalized certain legacy products and discontinued certain product development initiatives. In addition, due to the reduced sales forecasts, we increased our reserves for slow moving inventory by $28.7 million, which is included in cost of sales for the year ended December 31, 2002. In addition, we established a reserve of $1.0 million for consignment and demonstration inventory that we deemed to be obsolete or slow moving, which is included in selling, general and administrative expenses for 2002.

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations for the year ended December 31, 2002 as follows:

(In thousands)	Cost of Sales	Restructuring and Impairment Charges	Selling, General and Administrative Expenses	Total
Inventory reserves	$28,686	$—	$—	$28,686
Facility consolidation and severance	—	12,433	—	12,433
Other non-recurring charges	—	—	2,533	2,533
Excess 2001 reserve	—	(550)	—	(550)

	$28,686	$11,883	$2,533	$43,102

The restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)
Advanced Packaging and Automation Systems	$28,967
Industrial and Scientific Technologies	13,678
Non-segment related	457

$43,102

2001 Restructuring Plan

In 2001, we established restructuring reserves for the cost reduction actions implemented at that time, which included restructuring charges of $3.4 million related to workforce reductions, $9.3 million related to facility consolidations and $1.3 million related to other nonrecurring activities. In addition, we established additional reserves for excess and obsolete inventory of $24.4 million.

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations for the year ended December 31, 2001 as follows:

(In thousands)	Cost of Sales	Restructuring and Impairment Charges	Selling, General and Administrative Expenses	Discontinued Operations	Total
Inventory reserves	$22,717	$—	$—	$1,676	$24,393
Facility consolidation and severance	—	11,584	—	1,854	13,438
Other non-recurring charges	710	—	631	—	1,341

	$23,427	$11,584	$631	$3,530	$39,172

The restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)
Advanced Packaging and Automation Systems	$23,545
Industrial and Scientific Technologies	8,775
Non-segment related	6,852

$39,172

The 2001 actions have been completed as of December 31, 2002, resulting in an excess restructuring reserve of $0.6 million. This amount has been used to reduce the 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

The following table summarizes the activity in the accrued restructuring costs:

	Employee Severance	Facility Consolidation	Other	Total
(In thousands)
Restructuring and asset impairment charges	$3,216	$7,644	$724	$11,584
Cash payments	(979)	(46)	(123)	(1,148)
Non-cash write-offs	(337)	(4,201)	(601)	(5,139)

Accrued restructuring at December 31, 2001	1,900	3,397	—	5,297
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(3,221)	(1,790)	(127)	(5,138)
Non-cash write-offs	—	(5,872)	(196)	(6,068)
Excess 2001 reserves	—	—	(550)	(550)

Accrued restructuring at December 31, 2002	$1,758	$4,886	$(670)	$5,974

We expect to pay in cash substantially all the employee severance accrued at December 31, 2002 in 2003. The facility consolidation reserves will be paid through lease terms expiring at various dates between 2005 and 2008.

RESULTS OF OPERATIONS

Net Sales.    For 2002, 2001 and 2000, our net sales totaled $164.0 million, $290.0 million and $262.6 million, respectively. Net sales for 2002 decreased $126.0 million, or 43.4%, compared with 2001. The decrease in net sales was principally attributable to the significant downturns that continue to impact the fiber optic communications and semiconductor equipment markets, offset in part by a slight increase in sales to the aerospace and research markets. Net sales for 2001 increased $27.4 million, or 10.4%, compared with 2000, due primarily to sales increases to the semiconductor equipment market, offset in part by a decline in sales to the fiber optic communications market.

Sales to the semiconductor equipment market were $61.0 million, $86.6 million and $67.4 million for 2002, 2001 and 2000, respectively. Sales to this market in 2002 decreased $25.6 million, or 29.6%, compared with 2001, reflecting weakness in demand by semiconductor manufacturers for capital equipment, which led to a significant reduction in demand for the components, subsystems and robots we sell to this market. In 2001, sales to this market increased $19.2 million, or 28.5%, compared with 2000. The sales increase in 2001 compared with 2000 reflected the strong demand by semiconductor manufacturers for capital equipment through the second quarter of 2001, offset in part by a substantial decline in this market during the second half of 2001.

Sales to the research and aerospace, life and health sciences and related industrial markets were $86.0 million, $101.2 million and $84.5 million for 2002, 2001 and 2000, respectively. Sales to these markets in 2002 decreased $15.2 million, or 15.0%, compared with 2001. Sales to research and aerospace customers during 2002 were higher compared with 2001, but this increase was offset by a significant reduction in sales to industrial customers supporting the telecommunications industry. In 2001, sales to this market increased $16.7 million, or 19.8%, compared with 2000, due primarily to increased sales to industrial customers supporting the telecommunications industry.

Sales to the fiber optic communications market were $17.0 million, $102.2 million and $110.7 million for 2002, 2001 and 2000, respectively. Sales to this market in 2002 decreased $85.2 million, or 83.4%, compared with 2001, reflecting the continued severe market downturn in capital spending in this market. Sales to this market in 2001 decreased $8.5 million, or 7.7%, compared with 2000, as we began experiencing weak market demand during the second half of 2001.

For 2002, 2001 and 2000, domestic sales were $116.2 million, $201.7 million and $181.4 million, respectively. Domestic sales in 2002 decreased $85.5 million, or 42.4%, compared with 2001, due to sales decreases in the fiber optic communications, semiconductor equipment and other markets of $51.2 million, or 83.8%, $25.6 million, or 31.0%, and $8.7 million, or 15.0%, respectively. Domestic sales in 2001 increased $20.3 million, or 11.2%, compared with 2000, due primarily to sales increases in the semiconductor equipment and other markets of $20.3 million, or 32.5%, and $10.9 million, or 23.2%, respectively, offset in part by a decline in sales to the fiber optic communications market of $10.9 million, or 15.1%.

International sales totaled $47.8 million, $88.3 million and $81.2 million for 2002, 2001 and 2000, respectively. For 2002, international sales decreased $40.5 million, or 45.9%, compared with 2001, due primarily to decreases in the fiber optic communications market and the research and aerospace, life and health sciences and related industrial markets of $34.0 million, or 82.7%, and $6.5 million, or 15.0%, respectively. Geographically, the decrease in 2002 sales compared with 2001 was driven by reductions in sales of $25.8 million, or 46.4%, to European customers, $5.6 million, or 29.8%, to Pacific Rim customers, $7.8 million, or 74.3%, to Canadian customers, and $1.3 million, or 38.2%, to other international customers. The increase in international sales in 2001 compared with 2000 of $7.1 million, or 8.7%, was due primarily to increases in the fiber optic communications market and the research and aerospace, life and health sciences and related industrial markets of $2.4 million, or 6.2%, and $5.8 million, or 15.5%, respectively. This increase was offset in part by a decrease in international sales to the semiconductor equipment market of $1.1 million or 22.0%. Geographically, the increase in 2001 sales compared with 2000 was driven primarily by sales to European and other international customers of $16.4 million, or 41.8% and $1.2 million or 54.5%, respectively, offset in part by lower sales to Canadian and Pacific Rim customers of $4.8 million, or 31.4% and $5.7 million, or 23.3%, respectively.

Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. During the second half of 2001, the semiconductor equipment and fiber optic communications markets experienced severe downturns. Additionally, the general economic recession constrained capital spending in many of our end markets. The downturn in the fiber optic communications market continued and worsened in 2002, and we expect orders from and sales to this market to remain depressed through 2003 and into 2004. The semiconductor equipment market recovered slightly in the second and third quarters of 2002, but that recovery stalled, and we expect the recovery in this market to be delayed until later in 2003. The precise timing and extent of any recovery from these conditions in the semiconductor equipment and fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results. We expect that our sales to the aerospace and defense and research markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will show a long-term growth trend in line with growth in the United States gross domestic product.

Gross Margin.    Gross margin was 15.7%, 33.5% and 47.2% for 2002, 2001 and 2000, respectively. The reductions in gross margin for 2002 and 2001 resulted primarily from charges recorded in the third quarter of each year of $28.7 million and $22.7 million, respectively, for excess inventory related primarily to continued weakness in the telecommunications industry. (See “Restructuring And Impairment Charges” on pages 18-20). Excluding these charges, gross margin would have been 33.2% in 2002 and 41.4% in 2001. The reduction in gross margin for 2002 also resulted from significantly lower sales volume and lower fixed overhead absorption in 2002, offset in part by lower sales to OEM customers. The decrease in gross margin in 2001 compared with 2000 was due primarily to the charge described above, as well as to lower absorption of fixed overhead caused by the sharp decline in sales volume through the second half of 2001.

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

Selling, General and Administrative (SG&A) Expense.    SG&A expense totaled $50.2 million, or 30.6% of net sales, $57.3 million, or 19.8% of net sales, and $51.5 million, or 19.6% of net sales, for 2002, 2001 and 2000, respectively. SG&A expense for 2002 included expenses in the third quarter of $2.5 million for costs incurred in connection with our cost reduction initiatives. Excluding these charges, SG&A expense for 2002 would have been $47.7 million, or 29.1% of sales. The expense decrease on a year-over-year basis resulted from lower variable expenses related to the lower sales volume and from the benefits of our cost reduction measures, offset in part by the addition of SG&A expenses relating to our MRSI subsidiary, acquired in February 2002, for which there was no comparable expense in the 2001 periods. SG&A expense for 2001 and 2000 included $2.5 million and $1.1 million, respectively, for amortization of goodwill. Pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets, beginning in 2002, goodwill is no longer required to be amortized, but instead is subject to periodic impairment testing. SG&A expenses in 2001 increased $5.8 million, or 11.3%, compared with 2000, primarily due to costs of the additional infrastructure added to be able to support the sales growth forecasted in late 2000 and early 2001, offset in part by the effects of the cost reduction efforts initiated in the second half of 2001 in response to the downturn in our primary end markets.

We expect that SG&A as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expenses are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Research and Development (R&D) Expense.    R&D expense totaled $24.4 million, or 14.9% of net sales, $26.1 million, or 9.0% of net sales, and $21.7 million, or 8.3% of net sales, for 2002, 2001 and 2000, respectively. R&D expense decreased $1.7 million, or 6.5%, in 2002 compared with 2001 due primarily to our efforts to maximize the focus and efficiency of our R&D efforts, offset by additional R&D spending related to MRSI, for which there was no comparable expense in 2001. R&D expense increased $4.4 million, or 20.3%, in 2001 compared with 2000 due primarily to increased personnel costs related to the development of a number of new products and product enhancements, primarily in our APAS division.

We believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. We expect that R&D expense as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expense are fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Restructuring and Impairment Charges.    Restructuring and impairment charges related to the cost reduction and related initiatives discussed previously totaled $11.9 million for 2002 and $11.6 million in 2001.

Acquisition and Other Non-Recurring Charges.    During the first quarter of 2001, we recorded acquisition and other non-recurring charges of $10.7 million. These charges were comprised of $9.2 million for investment banking, legal and accounting fees related to our acquisition of KLI and a charge of $1.5 million related to the acceleration of stock options held by a retiring executive officer.

Interest and Other Income, Net.    Interest and other income, net of interest expense, totaled $10.3 million, $13.8 million and $6.0 million for 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 was due primarily to realized losses on foreign exchange transactions and reduced interest rate levels during 2002. In the third quarter of 2000, we completed a secondary public offering for which we received proceeds of $329.9 million (after underwriting discounts and commissions). The increase in 2001 compared with 2000 was primarily attributable to income from the investment of the proceeds from the secondary offering for the full year 2001.

We expect that interest income will fluctuate in future periods based on cash balances and changes in interest rates and foreign exchange rates.

Asset Write-Down.    Two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties during 2002. One manufacturer has shut down its operations and liquidated its assets and the second manufacturer filed for bankruptcy protection. As a result, we wrote-down these investments to their estimated fair value, resulting in a charge of $6.5 million during 2002.

Income Taxes.    Our effective tax rates from continuing operations were (24.6%), 35.7% and 22.7% for 2002, 2001 and 2000, respectively. The 2002 tax expense resulted from a valuation allowance that was recorded against a portion of our deferred tax assets pursuant to Statement 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in the current period and recorded a $52.8 million valuation allowance against deferred tax assets previously recorded. For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax asset.

The increase in our effective tax rate in 2001 compared with 2000 was due primarily to the earnings attributable to our acquisition of KLI, which was accounted for as a pooling of interests. Prior to its acquisition, KLI was treated as an S-corporation for U.S. tax purposes and accordingly, recorded no income tax provision. Assuming that KLI had been taxed as a C-corporation for all periods presented, our effective tax rate in 2000 would have been 32.6%.

LIQUIDITY AND CAPITAL RESOURCES

Despite our net loss of $100.6 million, our operating activities in 2002 provided cash of $6.5 million. Cash provided by operations was primarily attributable to a decrease in other current assets of $3.3 million and collections of customer receivables of $14.8 million, offset in part by a decrease in accounts payable and accrued expenses of $13.7 million.

Net cash provided by investing activities of $31.3 million for 2002 was primarily attributable to net sales of marketable securities of $36.6 million and the proceeds from the sale of businesses of $9.9 million, partially offset by purchases of property, plant and equipment ($6.7 million) and net cash paid and cash expenses relating to our acquisitions of MRSI ($6.5 million) and certain intellectual property rights ($2.0 million).

Net cash used in financing activities in 2002 of $1.6 million was primarily attributable to payments on long-term borrowings of $6.6 million, offset in part by the sales of common stock in connection with stock option exercises and employee stock purchase plans, which generated $5.0 million in proceeds and resulted in the issuance of approximately 870,000 shares of common stock.

At December 31, 2002, we had cash, cash equivalents and marketable securities of $284.3 million. Substantially all of our marketable securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and members of our senior management team. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures and contractual obligations, as well as changes in interest rates and foreign exchange rates.

At December 31, 2002, we had in place a credit agreement for a $5.0 million unsecured line of credit expiring September 1, 2003. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing

London Interbank Offered Rate plus 1.5%, at our option, plus an unused line fee of 0.25% per year. At December 31, 2002, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.

At December 31, 2002, we had $3.0 million outstanding under a long-term debt agreement with an insurance company. These unsecured senior notes, sold at par, carry an 8.25% annual coupon and mature in May 2004. Principal and interest are payable semiannually. At December 31, 2002, we were not in compliance with a covenant under this agreement due to the net loss and the restructuring and impairment charges recorded in 2002. The insurance company has waived this noncompliance through December 31, 2002 and has amended the debt agreement effective December 31, 2002 to delete this covenant. We believe we will be in compliance with our other debt covenants on an ongoing basis.

We lease certain of our manufacturing and office facilities and equipment under non-cancelable operating leases.

Contractual obligations at December 31, 2002 are summarized as follows:

(In thousands)	Payments Due By Period
	Total	2003	2004	2005	2006	2007 and beyond
Operating lease obligations	$33,679	$6,899	$5,450	$4,979	$3,572	$12,779
Principal payments on long-term debt	3,444	2,214	1,168	62	—	—

	$37,123	$9,113	$6,618	$5,041	$3,572	$12,779

We believe our current working capital position together with estimated cash flows from operations and existing credit availability are adequate to fund operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations, for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 26-32), and there can be no assurance that we will not require additional funding in the future.

Although we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies, we continue to evaluate acquisitions of and/or investments in products, technologies or companies that complement our business and may make such acquisitions in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions.

NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the term and circumstances giving rise to the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligation under the guarantee; and (d) the nature and extent of any recourse or collateral provisions. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the Notes to the Consolidated Financial

Statements included in this Annual Report on Form 10-K. We do not have any other outstanding guarantees at December 31, 2002 that would be required to be disclosed or recorded as obligations upon adoption of FIN 45.

On January 1, 2002, we adopted FASB Statement No. 141, Business Combinations (Statement 141). Statement 141 eliminates the pooling of interests method of accounting for business combinations and changed the criteria to recognize intangible assets apart from goodwill. We accounted for the acquisition of MRSI in accordance with the provisions of Statement 141.

On January 1, 2002, we adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to Statement 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge of $14.5 million as the cumulative effect of a change in accounting principle on January 1, 2002. Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1 of each year. The October 2002 annual review indicated no further impairment of the carrying value of our goodwill. At December 31, 2002, we had goodwill of approximately $57.5 million. Had we not amortized goodwill, our net loss from continuing operations for the year ended December 31, 2001 would have decreased $2.5 million and our net income from continuing operations for the year ended December 31, 2000 would have increased $1.1 million.

On January 1, 2002, we adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Under Statement 144, long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In addition, assets held for sale are included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The discontinuances of our Industrial Metrology Systems Division and our Plymouth, Minnesota facility have been accounted for as discontinued operations under the provisions of Statement 144.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Because our cost reduction and other initiatives occurred prior to December 31, 2002, they have been accounted for under EITF 94-3, and the associated cost has been recognized as of the date of the Board of Directors’ approval of management’s cost reduction plan. If any restructuring activities are undertaken in future years, they will be accounted for under Statement 146.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement 148), providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not currently plan to change our stock-based employee compensation accounting to the fair value method. The accompanying consolidated financial statements reflect all of the disclosures required by Statement 148.

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

We may in the future choose to reduce prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters. We believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

We are highly dependent on the semiconductor industry and on our customers who serve this volatile and unpredictable industry.

A substantial portion of our current and expected future business comes from sales of subsystem products to manufacturers of semiconductor fabrication and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

The semiconductor capital equipment market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our systems and subsystems in advance of significant sales of these systems and/or subsystems to such customers. A failure on the part of our subsystem customers’ products to gain market acceptance, or a failure of the semiconductor capital equipment market to grow would have a significant negative effect on our business and results of operations.

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 75.2% and 61.1% of our sales to this market in the fiscal year ended December 31, 2002 and 2001, respectively, and our top two customers accounted for approximately 54.3% and 38.5%, respectively, of our sales to this market in these periods. In 2002, one customer in this market, Applied Materials, Inc., comprised 10.9% of our consolidated net sales for the year. If any of our principal customers discontinues its relationship with us, replaces us as a subsystem vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of semiconductor capital equipment manufacturers dominate this market, it may be particularly difficult for us to replace our customers if we lose their business.

A significant portion of our expected future subsystem business in the semiconductor capital equipment market is comprised of products for the fabrication of 300mm semiconductor wafers. Wafer fabrication equipment for 300mm wafers is in a very early stage of its adoption, and is expected to be driven by the need for the ability to manufacture more semiconductor chips at lower cost. The deployment of such equipment requires a significant capital investment by semiconductor manufacturers, and many semiconductor manufacturers have delayed plans to deploy such equipment until market conditions improve. If the demand for capital equipment for 300mm wafers does not increase, or increases more slowly than expected, demand for our subsystem products will likewise be adversely affected, and our business and results of operations could be harmed significantly.

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

Many of the markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Products in our markets often become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance our existing products, to address the demands of the marketplace for new and improved technology, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, and may fail to have our subsystem products designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.

We market products for the semiconductor capital equipment, aerospace and defense, life and health sciences, scientific research and fiber optic communications markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

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

Our sales to the fiber optic communications market are largely dependent upon sales to companies that manufacture components for fiber optic communications systems. These component manufacturers are largely dependent upon telecommunications system manufacturers, who in turn depend on sales of their products to telecommunications carriers. As such, our success in this market will ultimately depend on the long-term growth of the communications industry, and in particular the growth of Internet usage and bandwidth demand. Demand for high-bandwidth service has not grown as quickly as the communications industry had forecast, and many carriers currently have significant excess capacity in their fiber optic networks. As a result, demand for optical components has decreased substantially, leaving many component manufacturers with significant excess manufacturing capacity. Unless and until higher demand for bandwidth increases network utilization and bandwidth pricing, telecommunications carriers will be unlikely to make significant investments in new fiber optic networks, and sales of the manufacturing and test equipment we supply to the companies that build this network equipment will be unlikely to increase significantly. In addition, several major telecommunications carriers have recently declared bankruptcy or are in significant financial distress, and others have significant debt service obligations that may limit their ability to purchase new network equipment, which may further delay the recovery of this market.

Due to the decline in demand for optical components and our customers’ significant excess manufacturing capacity, our sales to this market have declined substantially, and may decline further in the future. While we have significantly reduced the cost structure of our operations serving this market, our ability to reduce these costs further is limited by our plans to continue our investment in certain critical next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to these markets, we may incur expenditures or purchase raw materials or components for products we cannot sell. We have in the past and may in the future be required to write off excess or obsolete inventory due to declines in our forecasted sales to this market.

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

Our business is subject to risks inherent in conducting business internationally. In 2002, 2001 and 2000, our international revenues accounted for approximately 29.1%, 30.4% and 30.9%, respectively, of total net sales, with a substantial portion of sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future. As a result of our international operations, we face various risks, which include:

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

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

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

Because certain of our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors’ products. Our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer. Our products may also contain defects or undetected errors. As a result, we could incur substantial expenses in fixing any defects or undetected errors, which could result in damage to our competitive position and harm our business and results of operations.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation and the diversion of our technical and management personnel. For example, we have notified several manufacturers of semiconductor wafer handling robots and load ports that we believe that they are infringing upon certain of our U.S. patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

We have experienced, and may in the future experience, intellectual property infringement claims.

We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights of others. For example, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against us claiming that our use of the “Newport” trademark infringes its rights with respect to such mark. In addition, we periodically receive correspondence from third parties alleging that certain of our products infringe patent rights held by them. Whenever claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We have significant facilities in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

We use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $0.4 million at December 31, 2002. Net foreign exchange gains and losses were not material to our earnings for the last three years.

Operating profit from international operations totaled $0.02 million and $12.6 million for 2002 and 2001, respectively. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar, and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have materially affected reported operating profit for the year ended December 31, 2002. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account other important economic factors interrelated to such changes, or any changes in customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

Our exposure to interest rate risk is limited to our unsecured line of credit and our investments in marketable securities. Our line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. No amounts were outstanding under this line of credit as of December 31, 2002. Our long-term debt instruments carry fixed interest rates. Our investments in marketable securities, which totaled $240.3 million at December 31, 2002, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would have resulted in an after tax decline in our net income of $0.9 million for the year ended December 31, 2002.

The sensitivity analyses presented in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-27.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2002 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

Item 11.    Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2002 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2002 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

Item 13.    Certain Relationships and Related Transactions

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2002 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

Item 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

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

(3) Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger dated January 22, 2002, among the Registrant, Magnesium Acquisition Corp. and Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement of Form S-3, File No. 333-86264, filed with the Securities and Exchange Commission on April 15, 2002).

3.1	Restated Articles of Incorporation of the Registrant filed November 19, 1987 (incorporated by reference to exhibit in the Registrant’s 1987 Proxy Statement).

3.2

Certificate of Amendment to Articles of Incorporation of the Registrant, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

3.3

Certificate of Amendment to Articles of Incorporation of the Registrant, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

3.4	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.1

Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2

First Amendment to Lease, dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3

Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description of Exhibit
10.4

First Amendment to Lease, dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*

Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.9*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended.

10.10*	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan.

10.11*

Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12*	Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.13*

Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993).

10.14*

Severance Compensation Agreement dated as of April 8, 1996, between the Registrant and Robert J. Phillippy, Vice President and General Manager (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 1996).

10.15*

Severance Compensation Agreement dated as of May 1, 1996, between the Registrant and Robert G. Deuster, President and Chief Executive Officer (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1996).

10.16

Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.17

Note Agreement dated as of May 2, 1996 between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended March 31, 1996).

Exhibit Number	Description of Exhibit
10.18

Fifth Modification of Note Agreement dated July 30, 2002, between the Registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.19	Sixth Modification of Note Agreement dated March 20, 2003, between the Registrant and The Prudential Insurance Company of America.

10.20

Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.21

Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.22

Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

21.1	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(b)	Reports on Form 8-K.

On October 18, 2002, we filed a Current Report on Form 8-K, Item 9, disclosing revised unaudited financial and business information for the six quarters through June 30, 2002. Such information was revised to reflect the impact of the reorganization of our operating segments, the change in the manner in which we measure segment operating income, and the discontinuation of our Plymouth, Minnesota operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

NEWPORT CORPORATION

By:	/s/ ROBERT G. DEUSTER
Robert G. Deuster Chairman of the Board, President and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ ROBERT G. DEUSTER Robert G. Deuster	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ CHARLES F. CARGILE Charles F. Cargile	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

/s/ R. JACK APLIN R. Jack Aplin	Director	March 26, 2003

/s/ ROBERT L. GUYETT Robert L. Guyett	Director	March 26, 2003

/s/ C. KUMAR N. PATEL C. Kumar N. Patel	Director	March 26, 2003

/s/ KENNETH F. POTASHNER Kenneth F. Potashner	Director	March 26, 2003

/s/ RICHARD E. SCHMIDT Richard E. Schmidt	Director	March 26, 2003

CERTIFICATIONS

I, Robert G. Deuster, Chairman, President and Chief Executive Officer of Newport Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Newport Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ ROBERT G. DEUSTER
Robert G. Deuster
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

I, Charles F. Cargile, Vice President and Chief Financial Officer of Newport Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Newport Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ CHARLES F. CARGILE
Charles F. Cargile
Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

of Newport Corporation

We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Kensington Laboratories, Inc., a wholly owned subsidiary, for the year ended December 31, 2000. Those financial statements, reflecting total revenues constituting 11% of consolidated net sales, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Kensington Laboratories, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    ERNST & YOUNG LLP

Orange County, California

January 24, 2003

Report of PricewaterhouseCoopers LLP, Independent Auditors

To the Board of Directors and Stockholders

of Newport Corporation

In our opinion, the statement of operations and retained earnings and of cash flows of Kensington Laboratories, Inc. (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kensington Laboratories, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Kensington Laboratories, Inc. for any period subsequent to December 31, 2000.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 2, 2001

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands except per share amounts)	Years Ended December 31,
	2002	2001	2000
Net sales	$163,994	$289,963	$262,597
Cost of sales	138,183	192,698	138,539

Gross profit	25,811	97,265	124,058
Selling, general and administrative expense	50,222	57,311	51,453
Research and development expense	24,383	26,073	21,682
Restructuring and impairment charges	11,883	11,584	—
Acquisition and other non-recurring charges	—	10,683	—

Operating income (loss)	(60,677)	(8,386)	50,923
Interest and other income, net	10,269	13,786	6,041
Asset write-down	(6,490)	—	—

Income (loss) from continuing operations before income taxes	(56,898)	5,400	56,964
Income tax provision	14,011	1,929	12,936

Income (loss) from continuing operations	(70,909)	3,471	44,028
Loss from discontinued operations, net of income tax benefit of zero, $5,018 and $791 in 2002, 2001 and 2000, respectively	(15,209)	(9,743)	(2,055)
Cumulative effect of a change in accounting principle	(14,500)	—	—

Net income (loss)	$(100,618)	$(6,272)	$41,973

Earnings (loss) per share, basic:
Income (loss) from continuing operations	$(1.87)	$0.10	$1.32
Loss from discontinued operations, net of income taxes	$(0.40)	$(0.27)	$(0.07)
Cumulative effect of a change in accounting principle	$(0.38)	—	—

Net income (loss)	$(2.65)	$(0.17)	$1.25

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	$(1.87)	$0.09	$1.23
Loss from discontinued operations, net of income taxes	$(0.40)	$(0.26)	$(0.06)
Cumulative effect of a change in accounting principle	$(0.38)	—	—

Net income (loss)	$(2.65)	$(0.17)	$1.17

Number of shares used to calculate earnings (loss) per share
Basic	37,970	36,405	33,464
Diluted	37,970	37,830	35,835
Dividends per share	—	$0.01	$0.02

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands except share and per share data)	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$44,059	$7,107
Marketable securities	240,254	274,494
Customer receivables, net	18,534	29,663
Inventories	54,964	82,618
Deferred tax assets	—	11,091
Assets of discontinued operations	3,840	20,118
Other current assets	7,995	15,030

Total current assets	369,646	440,121
Property, plant and equipment, net	35,774	40,604
Goodwill, net	57,529	14,531
Deferred tax assets	15,570	22,240
Investments and other assets	7,819	6,277
Assets of discontinued operations	—	20,104

	$486,338	$543,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,213	$10,513
Accrued payroll and related expenses	9,900	10,705
Current portion of long-term debt	2,214	6,189
Accrued restructuring costs	5,974	5,297
Deferred revenue	3,261	823
Liabilities of discontinued operations	161	7,715
Accrued warranty obligations	2,047	1,664
Other current liabilities	8,547	7,897

Total current liabilities	38,317	50,803
Long-term debt	1,230	3,409
Other liabilities	274	658

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.1167 stated value, 200,000,000 shares authorized; 38,560,000 issued and outstanding at December 31, 2002; 36,693,000 shares issued and outstanding at December 31, 2001	4,500	4,282
Capital in excess of stated value	439,466	389,526
Unamortized deferred compensation	(215)	(293)
Accumulated other comprehensive loss	(1,241)	(9,133)
Retained earnings	4,007	104,625

Total stockholders’ equity	446,517	489,007

	$486,338	$543,877

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(100,618)	$(6,272)	$41,973
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and non-goodwill amortization	11,119	12,230	11,349
Goodwill amortization	—	2,471	1,083
Provision for losses on inventory	31,981	26,424	3,682
Impairment of goodwill	14,500	—	—
Provision for restructuring related charges	11,883	11,584	—
Deferred income taxes, net	18,532	(16,286)	(13,726)
Loss on disposal of business	6,843	—	—
Asset write-down	6,490	—	—
Tax benefit from stock option exercises	—	7,708	16,995
Other non-cash items, net	1,165	(500)	154
Changes in operating assets and liabilities, net of effects of acquisitions:
Customer receivables	14,819	27,961	(33,164)
Income tax receivable	—	7,793	(4,108)
Inventories	699	(41,423)	(40,290)
Other current assets	3,261	(2,054)	(3,965)
Other assets	83	(875)	(820)
Accounts payable and accrued expenses	(13,648)	(11,135)	25,164
Deferred revenue	(195)	(3,612)	(364)
Other, net	(372)	601	804

Net cash provided by operating activities	6,542	14,615	4,767

Investing activities:
Purchases of property, plant and equipment	(6,681)	(19,605)	(18,663)
Proceeds from sale of business and property, plant and equipment	9,872	—	503
Acquisition of businesses, net of cash acquired	(6,437)	(12,984)	(50)
Purchases of marketable securities	(493,205)	(746,174)	(314,451)
Sales of marketable securities	529,799	762,943	25,571
Purchases of intellectual property	(2,025)	—	(1,157)
Payments for equity investments	—	(1,250)	(1,510)
Proceeds from sale of equity investments	—	—	1,430

Net cash provided by (used in) investing activities	31,323	(17,070)	(308,327)

Financing activities:
Payments on long-term borrowings	(6,536)	(7,502)	(11,453)
Issuance of common stock under employee plans	4,961	5,242	7,240
Payments on credit line	—	—	(10,000)
Cash dividends paid	—	(690)	(555)
Other distributions to shareholders	—	(3,821)	(4,013)
Proceeds from sale of common stock, net	—	—	329,851

Net cash provided by (used in) financing activities	(1,575)	(6,771)	311,070
Effect of foreign exchange rate changes on cash	662	(528)	110

Increase (decrease) in cash and cash equivalents	36,952	(9,754)	7,620
Cash and cash equivalents at beginning of year	7,107	16,861	9,241

Cash and cash equivalents at end of year	$44,059	$7,107	$16,861

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity

(In thousands)	Common Stock		Capital in excess of stated value	Unamortized deferred compensation	Accumulated other comprehensive loss	Retained earnings	Total
	Shares	Amount
December 31, 1999	31,413	$3,666	$8,960	$(417)	$(6,635)	$77,672	$83,246
Net income	—	—	—	—	—	41,973	41,973
Foreign currency translation loss	—	—	—	—	(1,501)	—	(1,501)
Unrealized gain on marketable securities	—	—	—	—	901	—	901

Comprehensive income							41,373
Issuance of common stock through secondary offering	3,100	362	329,489	—	—	—	329,851
Issuance of common stock under employee plans	1,503	175	7,065	—	—	—	7,240
Tax benefits from stock option exercises	—	—	16,995	—	—	—	16,995
Grants of restricted common stock, net	60	7	2,400	(2,407)	—	—	—
Amortization of deferred compensation	—	—	—	1,828	—	—	1,828
Other	120	14	9,986	—	—	—	10,000
Dividends	—	—	—	—	—	(609)	(609)
Distribution of S-Corp earnings	—	—	—	—	—	(3,959)	(3,959)

December 31, 2000	36,196	$4,224	$374,895	$(996)	$(7,235)	$115,077	$485,965
Net loss	—	—	—	—	—	(6,272)	(6,272)
Foreign currency translation loss	—	—	—	—	(3,379)	—	(3,379)
Unrealized gain on marketable securities	—	—	—	—	1,481	—	1,481

Comprehensive loss							(8,170)
Issuance of common stock under employee plans	493	58	5,184	—	—	—	5,242
Tax benefits from stock option exercises	—	—	7,708	—	—	—	7,708
Grants of restricted common stock, net	4	—	304	(304)	—	—	—
Amortization of deferred compensation	—	—	—	1,007	—	—	1,007
Dividends	—	—	—	—	—	(359)	(359)
Distribution of S-Corp earnings	—	—	—	—	—	(3,821)	(3,821)
Other	—	—	1,435	—	—	—	1,435

December 31, 2001	36,693	$4,282	$389,526	$(293)	$(9,133)	$104,625	$489,007
Net loss	—	—	—	—	—	(100,618)	(100,618)
Foreign currency translation gain	—	—	—	—	6,614	—	6,614
Unrealized gain on marketable securities	—	—	—	—	1,278	—	1,278

Comprehensive loss							(92,726)
Acquisition of MRSI	997	116	45,081	—	—	—	45,197
Issuance of common stock under employee plans	870	102	4,859	—	—	—	4,961
Amortization of deferred compensation	—	—	—	78	—	—	78

December 31, 2002	38,560	$4,500	$439,466	$(215)	$(1,241)	$4,007	$446,517

See accompanying notes.

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.    Newport Corporation (Newport or the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including semiconductor manufacturing and advanced packaging equipment, aerospace and defense, life and health sciences, scientific research and fiber optic communications equipment. The Company provides components and integrated subsystems to manufacturers of semiconductor front-end processing equipment; automated systems for semiconductor back-end packaging applications to integrated device manufacturers; automated assembly and test systems to manufacturers of fiber optic components; and a broad array of high-precision components and instruments to commercial, academic and government customers worldwide. Newport’s products leverage its expertise in precision robotics and automation, high-precision positioning systems, vibration isolation technology, precision optics and optomechanics to enhance the capabilities and productivity of its customers’ manufacturing, engineering and research applications. Newport is part of the Standard & Poor’s Midcap 400 Index and the Russell 2000 Index.

Consolidation and Presentation.    The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations and income tax valuations.

Revenue Recognition.    A sale is recorded after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned.

Shipping and Handling Costs.    Included in selling, general and administrative expense is $1.8 million, $3.3 million and $1.9 million of shipping costs for 2002, 2001 and 2000, respectively.

Warranty.    Unless otherwise stated, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. The activity in accrued warranty obligations is as follows:

(In thousands)	Years Ended December 31,
	2002	2001	2000
Balance at beginning of year	$1,664	$467	$403
Additions charged to cost of sales	3,913	5,261	1,965
Warranty claims	(3,530)	(4,064)	(1,901)

Balance at end of year	$2,047	$1,664	$467

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

Advertising.    The Company expenses the costs of advertising as incurred, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists of product catalogs. The Company uses its principal catalog, The Newport Resource™, as its primary marketing tool for the scientific market. The catalog provides detailed product information as well as extensive technical and applications data. The catalog is published in English, French, German and Japanese and is mailed worldwide to approximately 40,000 existing and potential customers. Included in other current assets is $0.2 million of capitalized catalog costs at December 31, 2002 and 2001. Advertising costs were $1.1 million, $2.1 million, and $1.6 million for 2002, 2001 and 2000, respectively.

Earnings (Loss) per Share.    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock, and the dilutive effects of common stock equivalents (restricted stock and stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods (Note 14).

In May 2000, the Company affected a three-for-one stock split of its shares of common stock. Share and per share information for all periods presented have been adjusted to reflect the stock split.

Cash, Cash Equivalents and Marketable Securities.    Cash and cash equivalents consist primarily of interest bearing investments with original maturities of 90 days or less at the date of purchase. The Company considers all liquid interest-earning investments with a maturity of more than three months at the date of purchase to be marketable securities. Marketable securities generally have a modified duration between three months and five years from the purchase date. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income (loss). Cash, cash equivalents and marketable securities consist of the following:

(In thousands)	December 31,
	2002	2001
Marketable securities:
Commercial paper	$501	$9,471
U.S. government and agency securities	62,927	41,894
Corporate notes and bonds	82,053	79,422
Asset backed securities	31,777	18,329
Municipal notes and bonds	53,426	116,413
Certificates of deposit	9,570	8,965

	240,254	274,494
Cash and cash equivalents	44,059	7,107

	$284,313	$281,601

Maturity distribution of the marketable securities at December 31, 2002 is as follows:

(In thousands)
0 – 1 Year	$65,523
1 – 2 Years	69,246
2 – 3 Years	63,545
3 – 5 Years	41,940

$240,254

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

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities.

On January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets (Statement 142). Under Statement 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to Statement 142, upon adoption the Company tested its goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. Statement 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. The Company performs the annual impairment review as of October 1 of each year. The 2002 annual review resulted in no additional impairment of the carrying value of goodwill. At December 31, 2002, the Company had goodwill of approximately $57.5 million. Adjusted net income and the related earnings per share impact of the adoption of Statement 142 is as follows:

(In thousands except per share amounts)	Years Ended December 31,
	2002	2001	2000
Reported income (loss) from continuing operations	$(70,909)	$3,471	$44,028
Add back goodwill amortization	—	2,471	1,083

Adjusted net income (loss) from continuing operations	(70,909)	5,942	45,111
Loss from discontinued operations, net of income taxes	(15,209)	(9,743)	(2,055)
Cumulative effect of a change in accounting principle	(14,500)	—	—

Adjusted net income (loss)	$(100,618)	$(3,801)	$43,056

Basic earnings (loss) per share:
Reported income (loss) from continuing operations	$(1.87)	$0.10	$1.32
Add back goodwill amortization	—	$0.07	$0.03

Adjusted net income (loss) from continuing operations	$(1.87)	$0.17	$1.35
Loss from discontinued operations, net of income taxes	$(0.40)	$(0.27)	$(0.07)
Cumulative effect of change in accounting principle	$(0.38)	—	—

Adjusted net income (loss)	$(2.65)	$(0.10)	$1.28

Diluted earnings (loss) per share:
Reported income (loss) from continuing operations	$(1.87)	$0.09	$1.23
Add back goodwill amortization	—	$0.07	$0.03

Adjusted net income (loss) from continuing operations	$(1.87)	$0.16	$1.26
Loss from discontinued operations, net of income taxes	$(0.40)	$(0.26)	$(0.06)
Cumulative effect of change in accounting principle	$(0.38)	—	—

Adjusted net income (loss)	$(2.65)	$(0.10)	$1.20

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

Stock-Based Compensation.    The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock-Issued to Employees (APB No. 25) and related interpretations, and complies with the disclosure provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the amount the employee must pay to acquire the stock.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, (Statement 148) providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently plan to change its stock-based employee compensation accounting to the fair value method. The accompanying financial statements reflect all of the disclosures required by Statement 148.

Comprehensive Income (Loss).    The accumulated other comprehensive income (loss) presented in the balance sheet consists of the following:

(In thousands)	December 31,
	2002	2001
Cumulative foreign currency translation losses	$(4,901)	$(11,515)
Unrealized gains on marketable securities	3,660	2,382

	$(1,241)	$(9,133)

Derivative Instruments.    The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation, however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in the statement of operations.

Foreign exchange contracts totaled $0.4 million and $6.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002, all contracts outstanding matured by January 29, 2003. In addition, none of the outstanding contracts at December 31, 2002 or 2001 qualified for hedge accounting, and the unrealized losses on the outstanding contracts were not material at December 31, 2002 or 2001.

Recent Accounting Pronouncements.    On January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations (Statement 141). Statement 141 eliminates the pooling of interests method of accounting for business combinations and changed the criteria to recognize intangible assets apart from goodwill.

The Company accounted for the acquisition of Micro Robotics Systems, Inc. (MRSI) in accordance with the provisions of Statement 141.

On January 1, 2002, the Company adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144). Under Statement 144, long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In addition, assets held for sale are included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The discontinuances of the Industrial Metrology Systems Division and the Plymouth, Minnesota facility have been accounted for as discontinued operations under the provisions of Statement 144.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Because the Company’s cost reduction and other initiatives occurred prior to December 31, 2002, they have been accounted for under EITF 94-3, and the associated cost has been recognized as of the date of the Board of Directors’ approval of management’s cost reduction plan. If any restructuring activities are undertaken in future years, they will be accounted for under Statement 146.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for periods ending after December 15, 2002. Under FIN 45, a guarantor is required to recognize, at the inception of certain guarantees, a fair value liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the term and circumstances giving rise to the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligation under the guarantee; and (d) the nature and extent of any recourse or collateral provisions. All guarantees subject to the disclosure provisions of FIN 45, such as product warranties, have been disclosed in the accompanying notes to the consolidated financial statements. The Company does not have any other outstanding guarantees at December 31, 2002 required to be disclosed or recorded as obligations upon adoption of FIN 45.

NOTE 2    RESTRUCTURING AND IMPAIRMENT CHARGES

2002 Restructuring Plan

In August 2002, in response to the continued protracted downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Board of Directors approved management’s cost reduction plan to bring the Company’s operating costs in line with its business outlook at that time.

Facility Consolidations

As part of this cost reduction plan, the Company closed its Santa Ana, California fiber optics facility and consolidated those operations into its Irvine, California facility. In addition, the Company completed the closure of its San Luis Obispo, California facility and the consolidation of its former Design Technology facility in Billerica, Massachusetts into its MRSI facility, in North Billerica, Massachusetts. Restructuring and impairment charges for the year ended December 31, 2002 include $9.2 million for these facility consolidations. In addition, selling, general and administrative expenses for 2002 included $1.5 million of costs related to the closing of these facilities and the completion of the consolidation of its Garden Grove, California facility into its Irvine, California facility.

Employee Severance

The cost reduction plan included a workforce reduction of approximately 300 employees, of which 187 had been terminated as of December 31, 2002. Approximately one-half of the workforce reduction results from combining the Company’s automation businesses into the new Advanced Packaging and Automation Systems (APAS) division and reducing the scope of the Company’s investment in the fiber optic communications market. Approximately one-quarter of the reduction results from the divestiture of the Company’s discontinued operations, and the remaining reductions result from further streamlining of the Company’s operations. Restructuring and impairment charges for the year ended December 31, 2002 include $3.1 million for employee severance and related termination costs.

Inventory Reserves

As part of the cost reduction plan, the Company rationalized certain legacy products and discontinued certain product development initiatives. In addition, due to the reduced sales forecasts, the Company increased its reserves for slow moving inventory by $28.7 million, which is included in cost of sales for the year ended December 31, 2002. In addition, the Company established a reserve of $1.0 million for consignment and demonstration inventory that it has deemed to be obsolete or slow moving, which is included in selling, general and administrative expenses for 2002.

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations for the year ended December 31, 2002 as follows:

(In thousands)	Cost of Sales	Restructuring and Impairment Charges	Selling, General and Administrative Expenses	Total
Inventory reserves	$28,686	$—	$—	$28,686
Facility consolidation and severance	—	12,433	—	12,433
Other non-recurring charges	—	—	2,533	2,533
Excess 2001 reserve	—	(550)	—	(550)

	$28,686	$11,883	$2,533	$43,102

The restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)
Advanced Packaging and Automation Systems	$28,967
Industrial and Scientific Technologies	13,678
Non-segment related	457

$43,102

2001 Restructuring Plan

In 2001, the Company established restructuring reserves for the cost reduction actions implemented at that time, which included restructuring charges of $3.4 million related to workforce reductions, $9.3 million related to facility consolidations and $1.3 million related to other nonrecurring activities. In addition, the Company established additional reserves for excess and obsolete inventory of $24.4 million.

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations for the year ended December 31, 2001 as follows:

(In thousands)	Cost of Sales	Restructuring and Impairment Charges	Selling, General and Administrative Expenses	Discontinued Operations	Total
Inventory reserves	$22,717	$—	$—	$1,676	$24,393
Facility consolidation and severance	—	11,584	—	1,854	13,438
Other non-recurring charges	710	—	631	—	1,341

	$23,427	$11,584	$631	$3,530	$39,172

The 2001 restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)
Advanced Packaging and Automation Systems	$23,545
Industrial and Scientific Technologies	8,775
Non-segment related	6,852

$39,172

The 2001 actions have been completed as of December 31, 2002, resulting in an excess restructuring reserve of $0.6 million. This amount has been used to reduce the 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

The following table summarizes the activity in the accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Other	Total
Restructuring and asset impairment charges	$3,216	$7,644	$724	$11,584
Cash payments	(979)	(46)	(123)	(1,148)
Non-cash write-offs	(337)	(4,201)	(601)	(5,139)

Accrued restructuring at December 31, 2001	1,900	3,397	—	5,297
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(3,221)	(1,790)	(127)	(5,138)
Non-cash write-offs	—	(5,872)	(196)	(6,068)
Excess 2001 reserves	—	—	(550)	(550)

Accrued restructuring at December 31, 2002	$1,758	$4,886	$(670)	$5,974

The Company expects to pay in cash substantially all the employee severance accrued at December 31, 2002 in 2003. The facility consolidation reserves will be paid through lease terms expiring at various dates between 2005 and 2008.

NOTE 3    ACQUISITIONS AND DIVESTITURES

Acquisition of Micro Robotics Systems, Inc.

In February 2002, the Company acquired MRSI, a privately held manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. MRSI’s operating results from the date of acquisition are included in the consolidated results of operations of the Company and in the Advanced Packaging and Automation Systems reporting segment in Note 15.

The Company finalized the purchase price allocation in the third quarter of 2002 based on the final valuation of the intangible assets and the final tax accounting. The excess of the purchase price over the net assets acquired of $46.5 million was recorded as goodwill, which is not deductible for income tax purposes.

The following summarizes the amounts paid in the acquisition and the purchase price allocation:

(In thousands except share amounts)
Consideration paid:
997,284 shares of common stock, valued at the date of acquisition	$23,117
1,087,541 shares of common stock issuable upon the exercise of fully vested stock options assumed in the acquisition, valued at the difference between the Company’s stock price at date of acquisition and the option exercise price	22,080
Cash paid	15,000
Other costs, primarily professional fees	1,818

$62,015

Assets acquired and liabilities assumed:
Current assets, including cash of $10,381	$17,158
Goodwill	46,480
Other long-lived assets	3,895
Current liabilities	(5,518)

$62,015

Certain information assuming the acquisition had occurred on January 1, 2001 is presented below:

(In thousands except per share amounts)	Years Ended December 31,
	2002	2001
Net sales:
Newport	$163,994	$289,963
MRSI(a)	1,151	25,675

Combined	$165,145	$315,638

Income (loss) from continuing operations:
Newport	$(70,909)	$3,471
MRSI(a)	(619)	2,040

Combined	$(71,528)	$5,511

Net income (loss):
Newport	$(100,618)	$(6,272)
MRSI(a)	(619)	2,040

Combined	$(101,237)	$(4,232)

Earnings (loss) per share, basic:
Newport	$(2.65)	$(0.17)
MRSI(a)	$(0.01)	$0.06

Combined	$(2.66)	$(0.11)

Earnings (loss) per share, diluted:
Newport	$(2.65)	$(0.16)
MRSI(a)	$(0.01)	$0.05

Combined	$(2.66)	$(0.11)

Pro forma number of shares used to calculate earnings (loss) per share:
Basic	38,093	37,402
Diluted	38,093	39,423

(a)	The 2002 information for MRSI represents activity for the pre-acquisition period from January 1 to February 14, 2002; the information for 2001 represents twelve months of pre-acquisition activity.

In February 2001, the Company acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor industry. The Company issued approximately 3,526,000 shares of common stock to the KLI shareholders in the transaction. Also in February 2001, the Company acquired Design Technology Corporation (DTC), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The DTC acquisition was accounted for using the purchase method and the KLI acquisition was accounted for using the pooling of interests method.

Divestitures

During March 2002, the Company’s Board of Directors approved management’s plan to sell its Industrial Metrology Systems Division (IMSD) in order for the Company to more efficiently deploy its resources to those areas that are critical to product development efforts for its strategic markets. The IMSD division consists of three businesses: the contact measurement business, the non-contact metrology business and the measurement and calibration business. The contact measurement and non-contact metrology businesses have been sold for cash of approximately $10 million.

During August 2002, to increase the Company’s efficiencies in product development and manufacturing efforts, the Company’s Board of Directors approved management’s plan to sell its facility in Plymouth, Minnesota, which manufactures high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets and is part of the Industrial and Scientific Technologies division. As a result, the Company recorded an impairment charge of $3.4 million to write down the assets of the Plymouth facility to their estimated fair value of $2.6 million. In the first quarter of 2003, due to the weak response from potential buyers, management decided to shut down the facility and liquidate the majority of the remaining assets. The Company expects to complete the shutdown by April 2003.

These divestitures have been accounted for as discontinued operations pursuant to Statement 144 and, accordingly, all prior periods presented have been adjusted to reflect the financial results of these operations as discontinued operations.

The net sales, net operating losses and realized and estimated losses recognized on divestitures are as follows:

(In thousands)	Years Ended December 31,
	2002	2001	2000
Net sales	$10,274	$28,906	$21,408
Operating losses	(8,366)	(14,761)	(2,846)
Realized loss on disposal	(3,428)	—	—
Estimated loss on disposal	(3,415)	—	—

NOTE 4    ASSET WRITE-DOWNS

Two fiber optic component manufacturers in which the Company had made minority investments in prior years experienced severe financial difficulties during 2002. One manufacturer has shut down its operations and liquidated its assets and the second manufacturer filed for bankruptcy protection. As a result, the Company wrote down these investments to their estimated fair value, resulting in a charge of $6.5 million during 2002.

NOTE 5    CUSTOMER RECEIVABLES

The Company maintains reserves for potential credit losses, estimating the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. The Company has recorded reserves for receivables deemed to be at risk for collection, as well as a general reserve based on historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Such losses have been minimal and within management’s estimates. Receivables from customers are generally unsecured. Customer receivables consist of the following:

(In thousands)	December 31,
	2002	2001
Customer receivables	$19,287	$30,999
Less allowance for doubtful accounts	(753)	(1,336)

	$18,534	$29,663

During the year ended December 31, 2002, one customer accounted for 10.9% of the Company’s net sales and 8.2% of gross accounts receivable. No customer accounted for more than 10% of net sales in the years ended December 31, 2001 or 2000, and no customer accounted for more than 10% of gross accounts receivable at either December 31, 2001 or 2000.

NOTE 6    INVENTORIES

Inventories are stated at cost, determined on either a first-in, first-out (FIFO) or average cost basis and do not exceed market value. Reserves for potentially excess and obsolete inventory are established for inventory levels that exceed expected future demand. Inventories, net of reserves, consist of the following:

(In thousands)	December 31,
	2002	2001
Raw materials and purchased parts	$29,360	$36,256
Work in process	11,531	20,113
Finished goods	14,073	26,249

	$54,964	$82,618

NOTE 7    INCOME TAXES

The provision (benefit) for taxes based on income (loss) from continuing operations consists of the following:

(In thousands)	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(3,491)	$7,329	$21,281
State	429	2,099	3,914
Foreign	70	4,326	1,392

	(2,992)	13,754	26,587

Deferred:
Federal	17,299	(9,839)	(13,585)
State	—	(1,289)	(4,007)
Foreign	(296)	(697)	3,941

	17,003	(11,825)	(13,651)

Total provision	$14,011	$1,929	$12,936

On March 6, 2002, Congress passed the Job Creation and Worker Assistance Act of 2002 (2002 Tax Act). As part of the 2002 Tax Act, the carryback period for net operating losses increased from two to five years. As a result of the tax law change, federal net operating loss carryback benefits relating to the loss sustained during the year ended December 31, 2001 increased by approximately $3.5 million. Such amounts have been included in the federal benefits amount reported for the year ended December 31, 2002.

The provision (benefit) for taxes based on income (loss) from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

(In thousands)	Years Ended December 31,
	2002	2001	2000
Income tax provision (benefit) at statutory rate	$(19,914)	$1,890	$19,938
Increase (decrease) in taxes resulting from:
KLI S Corp. earnings with statutory rate of 0.0%	—	—	(4,954)
Foreign rate variance	(168)	1,512	4,690
Income tax credits	(3,152)	(995)	(2,681)
Increase (decrease) in valuation allowance	38,048	(1,763)	(3,569)
Tax exempt income	(1,118)	(1,076)	(41)
Non-deductible acquisition costs	—	1,391	—
Other, net	315	970	(447)

	$14,011	$1,929	$12,936

Deferred tax assets and liabilities determined in accordance with FASB Statement No. 109, Accounting for Income Taxes, reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Tax laws measure such amounts and the expected future tax consequences of net operating loss carryforwards.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheet, are as follows:

(In thousands)	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$36,576	$17,087
Accruals not currently deductible for tax purposes and other	21,087	11,629
Tax credit carryforwards	14,226	8,094
Capital loss carryforwards	2,421	357
Valuation allowance	(52,765)	—

Total deferred tax assets	21,545	37,167

Deferred tax liabilities:
Accelerated depreciation methods used for tax purposes	1,400	1,635
Accruals not currently taxable	1,579	—
Purchased intangibles	1,544	—
State taxes	1,452	1,857
Other	—	344

Total deferred tax liabilities	5,975	3,836

Net deferred tax assets	$15,570	$33,331

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment.

During the year ended December 31, 2002, due to uncertainties surrounding the realization of the cumulative federal and state net operating losses sustained during 2002 and 2001, the Company has recorded a valuation allowance against a portion of the gross deferred tax assets.

At December 31, 2002, the Company has federal and state net operating loss carryforwards totaling approximately $96.2 million and $43.2 million, respectively. A portion of these losses relate to employee stock option exercises, the benefit for which has been allocated directly to capital in excess of stated value. Federal net operating loss carryforwards begin to expire in 2020, while state net operating loss carryforwards begin to expire in 2010.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending December 31, 2003, it may not look to California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

The Company’s federal and state income tax credit carryforwards expire in years 2005 through 2022.

Net income taxes paid for 2002, 2001 and 2000 totaled $0.4 million, $2.2 million, and $3.5 million, respectively.

Undistributed earnings of the Company’s foreign subsidiaries for which no U.S. federal or state liability has been recorded amounted to approximately $4.5 million and $5.5 million at December 31, 2002 and 2001, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

United States and foreign taxable earnings (losses) from continuing operations before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2002	2001	2000
United States	$(56,732)	$(7,071)	$44,930
Foreign	(166)	12,471	12,034

	$(56,898)	$5,400	$56,964

NOTE 8    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, including capitalized lease assets, consists of the following:

(In thousands)	December 31,
	2002	2001
Land	$806	$687
Buildings	6,663	4,010
Leasehold improvements	17,543	18,366
Machinery and equipment	50,694	47,309
Office equipment	22,720	22,684

	98,426	93,056
Less accumulated depreciation	(62,652)	(52,452)

	$35,774	$40,604

Depreciation expense from continuing operations, including the amortization of capital lease assets, totaled $9.7 million, $9.8 million and $7.2 million for 2002, 2001 and 2000, respectively.

NOTE 9    LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	December 31,
	2002	2001
Term notes:
8.25% senior notes, maturing May 2004	$3,000	$6,500
7.00% promissory note, maturing December 2002	—	518
Other	444	2,580

Total	3,444	9,598
Less current portion	2,214	6,189

Long-term debt	$1,230	$3,409

To support its worldwide operations, at December 31, 2002, the Company had in place a credit agreement for a $5.0 million unsecured line of credit expiring September 1, 2003. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at the Company’s option, plus an unused line fee of 0.25% per year. At December 31, 2002, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.

At December 31, 2002, the Company had $3.0 million outstanding under a long-term debt agreement with an insurance company. These unsecured senior notes, sold at par, carry an 8.25% annual coupon and mature in May 2004. Interest and principal are payable semiannually. At December 31, 2002, the Company was not in compliance with a covenant under this agreement due to the net loss and the restructuring and impairment charges recorded in 2002. The insurance company has waived this noncompliance through December 31, 2002 and has amended the debt agreement effective December 31, 2002 to delete this covenant. The Company believes it will be in compliance with its other debt covenants on an ongoing basis.

Required annual principal payments on long-term debt are as follows:

(In thousands)
2003	$2,214
2004	1,168
2005	62

$3,444

Interest paid totaled $0.5 million, $1.6 million and $2.4 million for 2002, 2001 and 2000, respectively.

NOTE 10    COMMITMENTS

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. Minimum rental commitments under terms of these leases are as follows for years ending December 31:

(In thousands)
2003	$6,899
2004	5,450
2005	4,979
2006	3,572
2007	2,680
Thereafter	10,099

Total	$33,679

Rental expense from continuing operations under all leases totaled $6.4 million, $5.4 million, and $4.8 million for 2002, 2001 and 2000, respectively.

NOTE 11    CONTINGENCIES

In August 1999, Newport Electronics, Inc., a manufacturer of electronic devices, filed suit against the Company in Federal District Court in Connecticut, claiming that the Company’s use of the “Newport” trademark infringes its rights with respect to such mark. In January 2002, a trial was held with respect to this litigation. The jury returned a verdict in favor of the Company on all of Newport Electronics’ claims. In February 2002, Newport Electronics filed a motion for a new trial, which was denied by the District Court. Newport Electronics appealed such judgment to the Second Circuit Court of Appeals, which affirmed the judgment of the District Court on February 24, 2003.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations or financial position or cash flows.

NOTE 12    STOCK PLANS

In 2001, the Company’s Board of Directors and stockholders approved the 2001 Stock Incentive Plan (the “2001 Plan”). The purposes of the 2001 Plan are to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the success of the Company’s business largely depends, by providing them with an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company. Options have been granted to directors, officers and employees at exercise prices not less than the fair market value on the dates of grants for terms of not more than ten years. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of stated value. The fair market value of restricted stock at date of grant is amortized to expense over the vesting period, which is generally five years.

The 2001 Plan authorizes the Company to grant options and/or rights to purchase up to 6,000,000 shares of Common Stock, including such number of shares as was formerly available for grant under the Company’s 1992 Stock Option Plan and 1999 Stock Incentive Plan (the “Prior Plans”), subject to adjustment in the number and kind of shares subject to the 2001 Plan and to outstanding shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Upon the adoption of the 2001 Plan by the Company’s stockholders, the Prior Plans were terminated for purposes of future grants. Options to purchase a total of 298,950 shares, were granted in 2002 under the 2001 Plan.

In 2002, in connection with the Company’s acquisition of MRSI, the Company’s Board of Directors approved the assumption and conversion of all options to purchase shares of MRSI common stock held by each MRSI optionee into options to purchase the Company’s common stock at the conversion ratio set forth in the Agreement and Plan of Merger relating to such acquisition. The Company granted options to purchase a total of 1,087,541 shares to the former MRSI optionees pursuant to individual nonqualified stock option agreements effective as of the date of the closing of the acquisition.

The following table summarizes stock option and restricted stock activity for the years ended December 31, 2002, 2001 and 2000:

	Available for Option Grant or Award				Weighted Average Exercise Price of Option Shares
		Restricted Stock	Options	Total
Balance, December 31, 1999	1,571,580	200,625	3,961,224	4,161,849	$3.99
Authorized	1,552,800	—	—	—	—
Granted	(1,626,039)	69,039	1,557,000	1,626,039	34.39
Exercised	—	(86,625)	(1,563,099)	(1,649,724)	3.04
Forfeited	97,308	(22,500)	(97,308)	(119,808)	12.05

Balance, December 31, 2000	1,595,649	160,539	3,857,817	4,018,356	16.44
Authorized	5,410,334	—	—	—	—
Granted	(2,539,360)	4,000	2,535,360	2,539,360	34.16
Exercised	—	(130,164)	(387,872)	(518,036)	6.47
Forfeited under prior plans	—	—	(333,686)	(333,686)	43.19
Forfeited	148,602	(1,500)	(147,102)	(148,602)	15.33

Balance, December 31, 2001	4,615,225	32,875	5,524,517	5,557,392	23.44
Authorized	1,087,541	—	—	—	—
Granted	(1,386,491)	—	1,386,491	1,386,491	6.75
Exercised	—	(22,375)	(642,392)	(664,767)	5.08
Forfeited under prior plans	—	—	(582,573)	(582,573)	50.89
Forfeited	352,118	—	(352,118)	(352,118)	13.59

Balance, December 31, 2002	4,668,393	10,500	5,333,925	5,344,425	18.97

The weighted average per share fair value of restricted stock granted during 2001 and 2000 was $75.75 and $36.32, respectively. There were no grants of restricted stock in 2002.

At December 31, 2002, options to purchase 3,293,405 shares were exercisable with a weighted average exercise price of $12.49 per share. The following table summarizes information concerning options outstanding and exercisable at December 31, 2002:

(Contractual life in years)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.24 – 2.71	509,194	5.0	$1.76	509,194	$1.76
2.95 – 6.67	1,812,882	5.0	4.17	1,746,203	4.10
7.47 – 16.71	1,915,421	7.9	13.57	737,975	13.71
16.86 – 37.76	372,200	8.7	26.03	43,145	29.72
39.00 – 91.56	621,422	7.8	67.80	203,782	68.77
94.50 – 179.94	102,806	7.3	144.95	53,106	144.37

	5,333,925			3,293,405

The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense for employee stock options with exercise prices equal to the Company’s stock price at date of grant is recognized. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the related exercise price, if any, are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost for the Company’s stock option and employee stock purchase plans determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement 123 is presented below:

(In thousands except per share amounts)	2002	2001	2000
Net income (loss)—reported	$(100,618)	$(6,272)	$41,973
Employee compensation expense under fair value method	(15,632)	(11,049)	(3,325)

Net income (loss)—pro forma	$(116,250)	$(17,321)	$38,648

Basic earnings (loss) per share—reported	$(2.65)	$(0.17)	$1.25
Basic earnings (loss) per share—pro forma	$(3.06)	$(0.48)	$1.15

Diluted earnings (loss) per share—reported	$(2.65)	$(0.17)	$1.17
Diluted earnings (loss) per share—pro forma	$(3.06)	$(0.46)	$1.08

The fair value of each option grant in 2002 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 84.50%; risk-free interest rate of 4.16%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 2001 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: annualized dividend yield of 0.02%, applicable to grants dated prior to the cancellation of the dividend in August 2001; expected annual volatility of 86.00%; risk-free interest rate of 4.47%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 2000 was estimated on the date of the grant using the following weighted-average assumptions: dividend yield of 0.02%; expected annual volatility of 76.00%; risk-free interest rate of 6.33%, expected lives of 5 years and expected turnover rate of 12.90%. The weighted average per share fair value of options granted in 2002, 2001 and 2000 was $19.88, $23.99 and $34.43, respectively. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase in rules and differences in number of grants, stock price and assumptions for future years.

Effective January 1, 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan expires on December 31, 2004. An aggregate of 1,950,000 shares of common stock are available for purchase under the Purchase Plan. There were 206,200, 165,049 and 68,180 shares issued under the Purchase Plan during 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had reserved for future issuance 10,002,318 shares of common stock under its stock option plans and assumed stock options and 232,697 shares under the Purchase Plan.

NOTE 13    INTEREST AND OTHER INCOME, NET

Interest and other income, net, consisted of the following:

(In thousands)	Years Ended December 31,
	2002	2001	2000
Interest and dividend income	$9,301	$13,314	$8,704
Gains (losses) on sale of investments, net	2,024	1,328	(8)
Exchange losses, net	(527)	(31)	(59)
Interest expense	(437)	(1,028)	(2,242)
Other	(92)	203	(354)

	$10,269	$13,786	$6,041

NOTE 14    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under SFAS No. 128:

(In thousands except per share amounts)	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(100,618)	$(6,272)	$41,973

Denominator:
Weighted average shares outstanding	38,036	36,453	33,627
Weighted unvested restricted stock outstanding	(66)	(48)	(163)

Denominator for basic earnings per share—weighted-average shares	37,970	36,405	33,464
Effect of dilutive securities:
Employee stock options	—	1,383	2,273
Restricted stock	—	42	98

Dilutive potential common shares	—	1,425	2,371

Denominator for diluted earnings per share—adjusted weighted-average	37,970	37,830	35,835

Basic earnings (loss) per share	$(2.65)	$(0.17)	$1.25
Diluted earnings (loss) per share	$(2.65)	$(0.17)	$1.17

NOTE 15    BUSINESS SEGMENT INFORMATION

During 2002, the Company reorganized its operating segments into two business segments: Industrial and Scientific Technologies (ISTD) and Advanced Packaging and Automation Systems (APAS). The former Fiber Optics and Photonics Division was reorganized into the APAS division, and the focus of APAS has been expanded to cover all automation equipment and technology developed and sold into all end markets, including the fiber optic components and semiconductor packaging markets.

The robotics and motion control operations in Richmond, California were moved from ISTD to APAS, and the optical power meter product line was moved from APAS to ISTD as part of the reorganization. In connection with the reorganization, the Company also revised the manner in which it measures segment income to reflect how management evaluates the operating performance of the segments. Operating income reported for each business segment now includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, interest expense, income taxes, and restructuring and other non-recurring charges.

Selected segment financial information for the Company’s reportable segments for the years ended December 31, 2002, 2001 and 2000 follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total
Year Ended December 31, 2002:
Sales to external customers	$117,530	$46,464	$163,994
Depreciation and amortization	5,281	1,919	7,200
Segment income (loss), including $12.2 million and $19.0 million of inventory reserves and other costs described in note 2, for ISTD and APAS, respectively	1,410	(40,907)	(39,497)
Segment assets	95,647	89,754	185,401
Expenditures for long-lived assets	5,479	2,829	8,308

Year Ended December 31, 2001:
Sales to external customers	$179,023	$110,940	$289,963
Depreciation and amortization	5,275	3,880	9,155
Segment income (loss), including $8.0 million and $14.7 million of inventory reserves and other costs described in note 2, for ISTD and APAS, respectively	33,741	(5,793)	27,948
Segment assets	107,228	80,683	187,911
Expenditures for long-lived assets	6,429	8,971	15,400

Year Ended December 31, 2000:
Sales to external customers	$215,160	$47,437	$262,597
Depreciation and amortization	5,593	2,741	8,334
Segment income	31,516	28,352	59,868
Segment assets	121,473	95,534	217,007
Expenditures for long-lived assets	7,857	3,210	11,067

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

(In thousands)	2002	2001	2000
Segment income (loss)	$(39,497)	$27,948	$59,868
Unallocated operating expenses	(9,297)	(14,067)	(8,945)
Unallocated restructuring and impairment charges	(11,883)	(11,584)	—
Unallocated acquisition and other non-recurring charges	—	(10,683)	—
Interest and other income, net	10,269	13,786	6,041
Asset write-downs	(6,490)	—	—

Consolidated income (loss) from continuing operations before income taxes	$(56,898)	$5,400	$56,964

Depreciation and amortization:
Depreciation and amortization for reportable segments	$7,200	$9,155	$8,334
Depreciation and amortization for discontinued operations	463	852	603
Depreciation and amortization for assets held at corporate	3,456	4,694	3,495

Total depreciation and amortization	$11,119	$14,701	$12,432

Assets:
Assets of reportable segments	$185,401	$187,911	$217,007
Assets of discontinued operations	3,840	40,222	21,810
Assets held at corporate, primarily cash and cash equivalents, marketable securities and deferred tax assets	297,097	315,744	318,203

Total assets	$486,338	$543,877	$557,020

Expenditures for long-lived assets for reportable segments	$8,308	$15,400	$11,067
Expenditures for long-lived assets for discontinued operations	—	1,308	227
Expenditures for long-lived assets held at corporate	398	2,897	7,369

Total expenditures for long-lived assets	$8,706	$19,605	$18,663

Selected financial information for the Company’s operations by geographic area is as follows:

(In thousands)	2002	2001	2000
Geographic area net sales:
United States	$116,236	$201,659	$181,448
Europe	29,761	55,582	39,159
Pacific Rim	13,233	18,766	24,460
Other	4,764	13,956	17,530

	$163,994	$289,963	$262,597

Geographic area long-lived assets:
United States	$92,270	$54,441	$63,379
Europe	8,519	6,068	6,507
Other	333	903	—

	$101,122	$61,412	$69,886

NOTE 16    DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $2.7 million, $3.1 million, and $1.6 million for 2002, 2001 and 2000, respectively.

NOTE 17    SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

(In thousands except per share amounts) Three months ended	Net Sales	Gross Profit (Loss)	Income (loss) Before Change in Accounting Principle(3)	Basic Earnings (Loss) Per Share(1)	Diluted Earnings (Loss) Per Share(1)	Net Income (Loss)	High Share Price	Low Share Price
December 31, 2002	$32,434	$9,805	$(6,039)	$(0.16)	$(0.16)	$(6,039)	$14.95	$8.96

September 30, 2002(2)	45,521	(13,089)	(68,561)	(1.79)	(1.79)	(68,561)	19.40	10.90

June 30, 2002
Previously reported	43,975	15,678	(7,351)	(0.19)	(0.19)	(7,351)	26.43	14.21
Discontinued operations, net	954	269
Restated June 30, 2002	43,021	15,409

March 31, 2002(3)
Previously reported	43,917	14,089	(4,167)	(0.11)	(0.11)	(18,667)	27.47	18.50
Discontinued operations, net	899	403
Restated March 31, 2002	43,018	13,686

December 31, 2001
Previously reported	50,326	17,686	103	0.00	0.00	103	20.70	13.15
Discontinued operations, net	6,802	1,597
Restated December 31, 2001	43,524	16,089

September 30, 2001(2)
Previously reported	62,903	(3,100)	(25,459)	(0.70)	(0.70)	(25,459)	27.84	13.16
Discontinued operations, net	5,671	(872)
Restated September 30, 2001	57,232	(2,228)

June 30, 2001
Previously reported	98,899	41,037	12,142	0.33	0.32	12,142	45.19	21.10
Discontinued operations, net	6,373	1,679
Restated June 30, 2001	92,526	39,358

March 31, 2001
Previously reported	106,741	45,577	6,942	0.19	0.18	6,942	113.63	29.26
Discontinued operations, net	10,060	1,531
Restated March 31, 2001	96,681	44,046

(1)	Earnings per share are computed independently for each of the quarters presented for income (loss) before cumulative effect of change in accounting principle. Therefore, the sum of the quarterly per share information may not equal the annual earnings (loss) per share.
(2)	In the three months ended September 30, 2002 and 2001, the Company recorded $43.1 million and $39.2 million, respectively, for restructuring and impairment charges and inventory reserves, as discussed in Note 2 of the Notes to the Consolidated Financial Statements.
(3)	The Company recorded a $14.5 million cumulative effect of adopting Statement 142 in the first quarter of 2002, as discussed in Note 1 of the Notes to the Consolidated Financial Statements.

NEWPORT CORPORATION

Schedule II

Consolidated Valuation Accounts

(In thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-Offs (1)	Other Charges Add (Deduct) (2)	Balance at End of Period

Year ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,336	$925	$(1,548)	$40	$753
Reserve for inventory obsolescence	17,792	28,681	(12,916)	398	33,955

Year ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	677	1,133	(435)	(39)	1,336
Reserve for inventory obsolescence	4,971	24,087	(11,266)	—	17,792

Year ended December 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	426	417	(154)	(12)	677
Reserve for inventory obsolescence	2,987	2,515	(1,341)	810	4,971

(1)	Amounts are net of recoveries.
(2)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the effects of acquisitions, and certain reclassifications between balance sheet accounts.