Form 10-Q
period 2003-03-31
NEWPORT CORP
filed 2003-05-15
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of April 30, 2003, 38,666,554 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEWPORT CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$33,304	$43,018
Cost of sales	22,254	29,332

Gross profit	11,050	13,686
Selling, general and administrative expense	11,552	11,228
Research and development expense	4,988	6,103

Operating loss	(5,490)	(3,645)
Interest and other income, net	1,573	2,524

Loss from continuing operations before income taxes	(3,917)	(1,121)
Income tax benefit	—	(346)

Loss from continuing operations	(3,917)	(775)
Loss from discontinued operations	(1,952)	(3,392)
Cumulative effect of a change in accounting principle	—	(14,500)

Net loss	$(5,869)	$(18,667)

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.02)
Loss from discontinued operations	(0.05)	(0.09)
Cumulative effect of a change in accounting principle	—	(0.39)

Net loss	$(0.15)	$(0.50)

Shares used in computation of basic and diluted net loss per share	38,516	37,257

See accompanying notes.

NEWPORT CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,299	$44,059
Marketable securities	262,861	240,254
Accounts receivable, net of allowance for doubtful accounts of $807 and $753	21,818	18,534
Inventories	54,637	54,964
Prepaid expenses and other current assets	6,506	7,995
Assets of discontinued operations	1,226	3,840

Total current assets	360,347	369,646

Property and equipment, net	34,720	35,774
Goodwill	57,606	57,529
Deferred income taxes	15,570	15,570
Investments and other assets	8,617	7,819

	$476,860	$486,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,064	$6,213
Accrued payroll and related expenses	7,410	9,900
Accrued expenses and other current liabilities	9,193	9,133
Accrued restructuring costs	2,285	3,910
Deferred revenue	1,080	2,675
Accrued warranty obligations	1,407	2,047
Current portion of long-term debt	3,194	2,214
Liabilities of discontinued operations	112	161

Total current liabilities	31,745	36,253

Long-term debt	195	1,230
Accrued restructuring costs and other liabilities	1,875	2,338

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,653,116 and 38,560,409 shares issued and outstanding	4,511	4,500
Capital in excess of par value	440,213	439,466
Deferred stock compensation	(196)	(215)
Accumulated other comprehensive income (loss)	379	(1,241)
Retained earnings (deficit)	(1,862)	4,007

Total stockholders’ equity	443,045	446,517

	$476,860	$486,338

See accompanying notes.

NEWPORT CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net cash used in operating activities	$(7,273)	$(8,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(670)	(1,379)
Business acquisitions, net of cash acquired	—	(5,919)
Purchase of marketable securities	(145,040)	(112,806)
Proceeds from the sale of marketable securities	122,956	131,484
Purchase of intellectual property	(400)	(1,225)
Payments for equity investments	(1,150)	—

Net cash provided by (used in) investing activities	(24,304)	10,155

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(69)	(2,215)
Proceeds from the issuance of common stock under employee plans	758	1,082

Net cash provided by (used in) financing activities	689	(1,133)
Impact of foreign exchange rate changes on cash balances	128	(109)

Net increase (decrease) in cash and cash equivalents	(30,760)	857
Cash and cash equivalents at beginning of year	44,059	7,107

Cash and cash equivalents at end of period	$13,299	$7,964

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16	$117
Taxes paid (refunds received), net	$(511)	$2,368

Depreciation and amortization	$2,485	$3,071

See accompanying notes.

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included.

The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for the interim period are not necessarily indicative of results for the full year ending December 31, 2003. The December 31, 2002 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current year presentation.

2.	Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation. However, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in the statement of operations.

Foreign exchange contracts totaled $0.7 million and $0.4 million at March 31, 2003 and December 31, 2002, respectively. Of the contracts outstanding at March 31, 2003, $0.6 million were scheduled to mature by April 23, 2003 and $0.1 million were scheduled to mature by May 28, 2003. In addition, none of the outstanding contracts at March 31, 2003 or 2002 qualified for hedge accounting, and the unrealized losses on the outstanding contracts were not material at March 31, 2003 or December 31, 2002.

3.	Discontinued Operations

In March 2003, the Company shut down its Plymouth, Minnesota facility and liquidated the majority of the remaining assets. In the first quarter of 2003, the Company recorded charges of $1.2 million for severance costs for employees terminated during the quarter and for facility closure costs, which amounts include the present value of lease payments, net of estimated sublease income. Lease payments will continue through the lease term expiring in June 2006. All activities associated with this facility, including these charges, have been included in discontinued operations.

Also included in discontinued operations are the operations of the Company’s former Industrial Metrology Systems Division.

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

4.	Cumulative Effect of a Change in Accounting Principle

In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which the Company adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption the Company tested its goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002.

5.	Inventories

Inventories are stated at cost, determined on either a first in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)	March 31, 2003	December 31, 2002
Raw materials and purchased parts	$27,697	$29,360
Work in process	11,667	11,531
Finished goods	15,273	14,073

	$54,637	$54,964

6.	Warranty

Unless otherwise stated in the Company’s product literature, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	Three Months Ended March 31,
(In thousands)	2003	2002
Balance at beginning of year	$2,047	$1,664
Additions charged to cost of sales	380	501
Warranty claims	(1,020)	(646)

Balance at end of period	$1,407	$1,519

7.	Accrued Restructuring Costs

The following table summarizes the Company’s accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Total
Balance at December 31, 2002	$1,758	$4,216	$5,974
Cash payments	(908)	(515)	(1,423)
Non-cash write-offs	—	(391)	(391)

Balance at March 31, 2003	$850	$3,310	$4,160

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

The Company expects to pay in cash substantially all of the remaining accrued employee severance in 2003. The facility consolidation reserves will be paid through lease terms expiring at various dates between 2005 and 2008. As of March 31, 2003, 235 employees have been terminated under this restructuring plan. At March 31, 2003 and December 31, 2002, $2.3 million and $3.9 million, respectively, of accrued restructuring was expected to be paid within one year and is reflected in current liabilities; $1.9 million and $2.1 million, respectively, of accrued restructuring was included in long-term accrued restructuring costs and other liabilities in the accompanying condensed consolidated balance sheet.

8.	Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Three Months Ended March 31,
(In thousands)	2003	2002
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(3,917)	$(775)
Loss from discontinued operations	(1,952)	(3,392)
Cumulative effect of a change in accounting principle	—	(14,500)

Net loss	$(5,869)	$(18,667)

Denominator:
Weighted average shares outstanding	38,581	37,331
Weighted unvested restricted stock outstanding	(65)	(74)

Denominator for basic and diluted net loss per share:	38,516	37,257

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.02)
Loss from discontinued operations	(0.05)	(0.09)
Cumulative effect of a change in accounting principle	—	(0.39)

Net loss	$(0.15)	$(0.50)

9.	Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended March 31,
(In thousands)	2003	2002
Interest and dividend income	$1,966	$2,428
Interest expense	(75)	(145)
Exchange gains (losses), net	(118)	89
Gains on sale of marketable securities, net	216	278
Other expense, net	(416)	(126)

	$1,573	$2,524

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

10.	Comprehensive Loss

The components of comprehensive loss, net of related tax, are as follows:

	Three Months Ended March 31,
(In thousands)	2003	2002
Net loss	$(5,869)	$(18,667)
Foreign currency translation gain (loss)	1,583	(1,470)
Unrealized gain (loss) on marketable securities	37	(1,455)

Comprehensive loss	$(4,249)	$(21,592)

11.	Stock Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation. Accordingly, the Company does not recognize any compensation expense for employee stock options with exercise prices equal to or greater than the Company’s stock price on the date of grant. Costs related to restricted stock grants, representing the difference between the fair market value of the award as of the grant date and the purchase price, if any, of the related shares are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost for the Company’s stock option and employee stock purchase plans determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards Nos. 148 and 123 are presented below:

	Three Months Ended March 31,
(In thousands)	2003	2002
Net loss – reported	$(5,869)	$(18,667)
Employee compensation expense under fair value method	(4,396)	(5,891)

Net loss – pro forma	$(10,265)	$(24,558)

Basic and diluted net loss per share – reported	$(0.15)	$(0.50)
Basic and diluted net loss per share – pro forma	$(0.27)	$(0.66)
Shares used in computation of basic and diluted net loss per share	38,516	37,257

12.	Segment Reporting

The Company has two reportable business segments: Industrial and Scientific Technologies and Advanced Packaging and Automation Systems.

Selected segment financial information follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total
Three Months Ended March 31, 2003:
Sales to external customers	$26,758	$6,546	$33,304
Segment income (loss)	1,473	(3,993)	(2,520)

Three Months Ended March 31, 2002:
Sales to external customers	$33,217	$9,801	$43,018
Segment income (loss)	4,558	(6,168)	(1,610)

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

March 31, 2003

The following reconciles segment loss to consolidated loss from continuing operations before income taxes:

	Three Months Ended March 31,
(In thousands)	2003	2002
Segment loss	$(2,520)	$(1,610)
Unallocated operating expenses	(2,970)	(2,035)
Interest and other income, net	1,573	2,524

Loss from continuing operations before income taxes	$(3,917)	$(1,121)

13.	Subsequent Events

In March 2003, the Company signed an agreement to purchase 19.9% of NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.5 million, subject to customary conditions. The $1.0 million common stock component of the investment closed in March 2003, and such investment is reflected in investments and other assets in the condensed consolidated balance sheet. The $2.5 million preferred stock component of the investment was finalized and closed in April 2003.

On April 11, 2003, the Company repaid the outstanding principal balance of its 8.25% senior notes, maturing May 2004. As a result, the long-term portion of $1.0 million has been reflected as current in the accompanying condensed consolidated balance sheet as of March 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2003 and 2002

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on certain assumptions, including but not limited to that we will not lose a significant customer or customers or experience increased fluctuations of demand or cancellation or rescheduling of purchase orders or returns of products; that our markets will achieve their forecasted performance; that our products will remain accepted within their respective markets and will not be replaced by new technology; that competitive conditions within our markets will not change materially or adversely; that we will retain key technical and management personnel; that our forecasts will accurately anticipate market demand; that there will be no material adverse change in our operations or business; that fluctuations in foreign currency exchange rates do not have a material adverse impact on our competitive position in international markets; that we will not experience significant supply shortages with respect to purchased components, sub-systems or raw materials; that we will successfully integrate and manage our acquired and any to-be-acquired companies; and that terrorist activity and acts of war and the resulting economic uncertainty will not have a material adverse effect on our business or operating results. Assumptions relating to the foregoing involve judgments and risks with respect to, among other things, future economic, competitive and market conditions, including those in Europe and Asia and those related to our strategic markets, whether our products, particularly those targeting our strategic markets, will continue to achieve customer acceptance, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements will be realized, our business and operations are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. Certain of these risks are discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 18 through 24 of this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the quarters ended March 31, 2003 and March 31, 2002. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 15, 2002, we acquired Micro Robotic Systems, Inc. (MRSI), a privately held manufacturer of high precision, fully automated assembly and dispensing systems. MRSI’s operating results from the date of acquisition are included in our Advanced Packaging and Automation Systems operating segment and do not represent a full quarter of results of operations for the quarter ended March 31, 2002.

In March 2003, we shut down our Plymouth, Minnesota facility and liquidated the majority of the remaining assets. In the first quarter of 2003, we recorded charges of $1.2 million for severance costs for employees terminated during the quarter and facility closure costs, which amounts include the present value of lease payments net of estimated sublease income, and are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2003. Lease payments will continue through the lease term expiring in June 2006. All activities associated with this facility, including these charges, have been included in discontinued operations.

Also included in discontinued operations are the operations of our former Industrial Metrology Systems Division.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations and income tax valuations. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

Accounts Receivable

We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. We have recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. In recent periods we have increased our reserves for uncollectible accounts due to adverse changes in the financial condition of certain of our customers in the fiber optic communications market. If the financial conditions of our customers in this market continue to deteriorate, or if the financial conditions of our customers in the semiconductor and other markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory

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

Warranty

Unless otherwise stated in our product literature, we provide a one-year warranty from the original invoice date on all product material and workmanship. Products sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

Impairment of Assets and Restructuring Reserves

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

In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1st each year. The 2002 annual review resulted in no additional impairment of the carrying value of goodwill. At March 31, 2003, we had goodwill of approximately $57.6 million.

During 2002 and 2001, we recorded significant reserves in connection with our restructuring and cost reduction programs. These reserves include estimates pertaining to employee separation costs and facility closure costs. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated.

Deferred Taxes

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2002 and the first quarter of 2003, and recorded a valuation allowance in 2002 against deferred tax assets previously recorded. For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax asset.

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

RESTRUCTURING CHARGES

The following table summarizes our accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Total
Balance at December 31, 2002	$1,758	$4,216	$5,974
Cash payments	(908)	(515)	(1,423)
Non-cash write-offs	—	(391)	(391)

Balance at March 31, 2003	$850	$3,310	$4,160

We expect to pay in cash substantially all of the remaining accrued employee severance in 2003. The facility consolidation reserves will be paid through lease terms expiring at various dates between 2005 and 2008. As of March 31, 2003, 235 employees have been terminated under this restructuring plan. At March 31, 2003 and December 31, 2002, $2.3 million and $3.9 million, respectively, of accrued restructuring is expected to be paid within one year and is reflected in current liabilities; $1.9 million and $2.1 million, respectively, of accrued restructuring was included in long-term accrued restructuring costs and other liabilities in the accompanying condensed consolidated balance sheet.

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	66.8	68.2

Gross profit	33.2	31.8
Selling, general and administrative expenses	34.7	26.1
Research and development expense	15.0	14.2

Operating loss	(16.5)	(8.5)
Interest and other income, net	4.7	5.9

Loss from continuing operations before income taxes	(11.8)	(2.6)
Income tax benefit	—	(0.8)

Loss from continuing operations	(11.8)	(1.8)
Loss from discontinued operations	(5.8)	(7.9)
Cumulative effect of a change in accounting principle	—	(33.7)

Net loss	(17.6)%	(43.4)%

Net Sales

Net sales for the quarter ended March 31, 2003 were $33.3 million, compared with $43.0 million for the quarter ended March 31, 2002. The results represent a decrease of 22.6% compared with the corresponding period of the previous year. The sales decrease for the quarter was due primarily to reductions in sales to the semiconductor equipment and fiber optic communications markets, which have experienced significant downturns from prior year levels. The sales decrease was partially offset by an increase in MRSI sales, which included a full quarter in 2003, but only a partial quarter in 2002 from its acquisition date.

Sales to the semiconductor equipment market for the quarter ended March 31, 2003 were $11.3 million, reflecting a decrease of $4.7 million, or 29.4%, compared with the corresponding prior-year period. The decline reflects weakness in demand by semiconductor manufacturers for capital equipment, which led to a significant reduction in demand for the components, subsystems and robots we sell to this market. The decline in sales to the semiconductor equipment market was mitigated by approximately $1.0 million of sales from MRSI to back-end packaging customers in the first quarter of 2003 for which there was no similar amount in the prior-year period.

Sales to our other market segments, comprised primarily of research, defense, life and health sciences and other end markets we serve were $19.7 million, reflecting a decrease of $2.3 million, or 10.5%, compared with the corresponding prior-year period. The decline was primarily attributable to overall weak macro-economic conditions and a continued decline in sales to industrial customers supporting the telecommunications industry.

Sales to the fiber optic communications market for the quarter ended March 31, 2003 totaled $2.3 million, reflecting a decrease of $2.7 million, or 54.0%, compared with the corresponding prior-year period. The decline reflects the continued severe contraction in capital spending in this market.

Domestic sales totaled $22.7 million for the quarter ended March 31, 2003, reflecting a decrease of $8.4 million, or 27.0%, compared with the corresponding prior-year period. The decrease for the quarter was driven primarily by decreases in sales to the semiconductor equipment and fiber optic communications markets, due to the factors discussed above. Domestic sales to the semiconductor equipment market for the quarter ended March 31, 2003 were $10.1 million, reflecting a decrease of $5.3 million, or 34.4%, compared with the corresponding prior-year period. Domestic sales to the fiber optic communications market for the quarter ended March 31, 2003 were $1.5 million, reflecting a decrease of $1.6 million, or 51.6%, compared with the corresponding prior-year period. Domestic sales to the other market segments for the quarter ended March 31, 2003 were $11.1 million, reflecting a decrease of $1.5 million, or 11.9%, compared with the corresponding prior-year period.

International sales totaled $10.6 million for the quarter ended March 31, 2003, reflecting a decrease of $1.3 million, or 10.9%, compared with the corresponding prior-year period. The decrease in sales for the quarter ended March 31, 2003 was driven primarily by decreases in sales to the fiber optic communications market due to the factors discussed above, although the impact of such factors on the sales to each geographic market varies based on the composition of our sales to that geographic market. International sales to the fiber optic communications market were $0.8 million for the quarter ended March 31, 2003, reflecting a decrease of $1.1 million, or 57.9%, compared with the corresponding prior-year period. International sales to the semiconductor equipment market for the quarter ended March 31, 2003 were $1.2 million, reflecting an increase of $0.6 million, or 100%, compared with the corresponding prior-year period. International sales to other markets for the quarter ended March 31, 2003 were $8.6 million, a decrease of $0.8 million, or 8.5%, compared with the corresponding prior-year period. Geographically, sales to European customers in the quarter ended March 31, 2003 decreased $1.1 million, or 14.9%, compared with the corresponding prior-year period. Sales to Pacific Rim customers in the quarter ended March 31, 2003 decreased $0.2 million, or 6.1%, compared with the corresponding prior-year period. Quarterly sales to Canadian customers were $0.6 million, equal to the corresponding prior-year period.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Our net sales were increased in the quarter ended March 31, 2003 by $1.1 million due to fluctuations in the average value of the U.S. dollar relative to foreign currencies compared with the corresponding prior-year period.

We expect net sales from continuing operations for the second quarter of 2003 to be slightly better than the first quarter of 2003. Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. Additionally, the general economic recession has constrained capital spending in many of our end markets. The downturn in the fiber optic communications market worsened throughout 2002 and remains weak in 2003, and we expect our orders from and sales to this market to remain depressed throughout 2003 and into 2004. The semiconductor equipment market recovered slightly in the second and third quarters of 2002, but that recovery has stalled and we expect that any significant recovery in this market will not begin until later in 2003. The precise timing and extent of any recovery from these conditions in the semiconductor equipment and fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results. We expect that our sales to the aerospace and defense and research markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will show a long-term growth trend in line with growth in the United States gross domestic product.

Gross Margin

Gross margin for the quarter ended March 31, 2003 was 33.2%, compared with a gross margin of 31.8% in the corresponding period in 2002. This improvement was primarily attributable to the cost reduction actions that we have implemented over the last 12 months, including facility consolidations and headcount reductions. These benefits were partially offset by lower sales volumes and production activity in 2003. Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expense for the quarter ended March 31, 2003 totaled $11.6 million, or 34.7% of net sales, compared with $11.2 million, or 26.1% of net sales for the same period in 2002. The increase as a percentage of sales was attributable primarily to the lower sales volume. The increase in SG&A expense in absolute dollars was attributable primarily to the inclusion of a full quarter of SG&A expense relating to MRSI, which was acquired in the first quarter of 2002, and for which there was not a full period of costs in the first quarter of 2002. In addition, we incurred higher legal expenses in the first quarter of 2003 to protect our intellectual property.

We expect that SG&A expense as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the change in sales.

Research and Development Expense

Research and development (R&D) expense for the quarter ended March 31, 2003 totaled $5.0 million, or 15.0% of net sales, compared with $6.1 million, or 14.2% of net sales, for the corresponding period in 2002. The year-over-year decrease in absolute dollars was attributable primarily to our efforts to maximize the focus and efficiency of our R&D efforts to reduce overall R&D expense, particularly in the fiber optic telecommunications area, offset in part by the inclusion of a full quarter of R&D expenses associated with the operations of MRSI, for which there was not a full period of costs in the first quarter of 2002.

We believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. We expect that R&D expense as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in sales.

Interest and Other Income, Net

Interest and other income, net of interest expense, totaled $1.6 million for the quarter ended March 31, 2003, compared with $2.5 million for quarter ended March 31, 2002. The decrease was due primarily to lower interest yields on cash and marketable securities. We expect that our interest income will fluctuate in future periods based on our cash balances and changes in interest rates.

Income Taxes

The effective tax rate from continuing operations for the quarter ended March 31, 2003, was 0% versus a tax benefit of 30.9% for the corresponding prior year period. The decrease in the tax benefit resulted from a valuation reserve that was recorded against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in the current period. For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve. Any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $7.3 million for the quarter ended March 31, 2003 was primarily attributable to the cash portion of our net loss, a decrease in accrued expenses and an increase in accounts receivable, offset in part by a decrease in other current assets and an increase in accounts payable.

Net cash used in investing activities of $24.3 million for the quarter ended March 31, 2003, was attributable to net purchases of marketable securities of $22.0 million, equity investments of $1.2 million, a payment for the purchase of intellectual property of $0.4 million, and net purchases of property, plant and equipment of $0.7 million.

Net cash provided by financing activities of $0.7 million for the quarter ended March 31, 2003, was principally attributable to the proceeds from the issuance of common stock in connection with stock option and purchase plans, offset in part by scheduled payments on long-term borrowings.

At March 31, 2003, we had cash and cash equivalents of $13.3 million and marketable securities of $262.9 million. These securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and our senior financial management team. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures and contractual obligations, as well as changes in interest rates.

At March 31, 2003, we had in place a credit agreement for a $5.0 million unsecured line of credit expiring September 1, 2003. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option, plus an unused line fee of 0.25% per year. At March 31, 2003, there were no balances outstanding under the line of credit, with $4.4 million available under the line, after considering outstanding letters of credit totaling $0.6 million.

At March 31, 2003, we had $3.0 million outstanding under a long-term debt agreement with an insurance company. These unsecured senior notes, sold at par, carry an 8.25% annual coupon and mature in May 2004. Principal and interest are payable semiannually. At March 31, 2003, we were in compliance with all debt covenants. On April 11, 2003, we repaid the principal balance of our outstanding 8.25% senior notes. As a result, the long-term portion of $1.0 million has been reflected as current in the accompanying condensed consolidated balance sheet as of March 31, 2003.

In March 2003, we signed an agreement to purchase 19.9% of NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.5 million, subject to customary conditions. The $1.0 million common stock component of the investment closed in March 2003, and such investment is reflected in investments and other assets in the condensed consolidated balance sheet. The $2.5 million preferred stock component of the investment was finalized and closed in April 2003.

In April 2003, we announced that our board of directors had approved a share repurchase program designed primarily to offset dilution from Newport’s employee stock programs. The authorization allows us to purchase up to 3.9 million shares, or 10% of Newport’s currently outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our cash balances, expected cash requirements and general business and market conditions. The repurchase program is expected to utilize a total of between $10 million and $50 million of cash over the next 12 months.

We believe our current working capital position, together with our expected cash flows from operations and our existing credit availability, will be adequate to fund operations in the ordinary course of business, anticipated capital expenditures, anticipated repurchases of common stock, debt payment requirements and other contractual obligations, for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 18-24, and there can be no assurance that we will not require additional funding in the future. We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies, other than our investment in NEXX Systems, Inc. described above. However, we continue to evaluate acquisitions of and/or investments in products, technologies or companies that complement our business and may make such acquisitions in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions.

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

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 75.2% and 61.1% of our sales to this market in the year ended December 31, 2002 and 2001, respectively, and our top two customers accounted for approximately 54.3% and 38.5%, respectively, of our sales to this market in these periods. In 2002, one customer in this market, Applied Materials, Inc., comprised 10.9% of our consolidated net sales for the year. If any of our principal customers discontinues its relationship with us, replaces us as a subsystem vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of semiconductor capital equipment manufacturers dominate this market, it may be particularly difficult for us to replace our customers if we lose their business.

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

We have in the past, and expect in the future, to achieve growth through a combination of internally developed new products and acquisitions. In recent years we have acquired several companies and technologies, and we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines in the future to expand our product offerings and technology base to further our strategic goals. Each of our recent acquisitions involves, and any future acquisition would involve risks, including:

•	a decline in demand by our customers for the products of the acquired business;

•	our ability to integrate the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired businesses;

•	our ability to manufacture and sell the products of the acquired businesses;

•	our ability to expand our financial and management controls and reporting systems and procedures to integrate and manage the acquired businesses;

•	our ability to realize expected synergies resulting from the acquisition;

•	diversion of management’s time and attention;

•	customer dissatisfaction or performance problems with the products or services of an acquired firm;

•	assumption of unknown liabilities, or other unanticipated events or circumstances; and

•	the need to record significant charges or write down the carrying value of intangible assets, which could lower our earnings.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation and the diversion of our technical and management personnel. For example, we have notified several manufacturers of semiconductor wafer handling robots and load ports that we believe that they are infringing upon certain of our U.S. patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

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

The operating loss from international operations totaled $1.3 million for the quarter ended March 31, 2003. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the three month period ended March 31, 2003. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $262.9 million at March 31, 2003, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest earned on our investment portfolio would not have had a material effect on our net loss for the quarter ended March 31, 2003.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

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

PART II – OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit
10.1

Sixth Modification of Note Agreement dated March 20, 2003 between the registrant and the Prudential Insurance Company of America (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On February 4, 2003, we filed a Current Report on Form 8-K, Items 7 and 9, disclosing our financial results for the fourth quarter and full year ended December 31, 2002, and our business outlook for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWPORT CORPORATION

Dated: May 14, 2003	By:	/s/ CHARLES F. CARGILE
Charles F. Cargile, Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

CERTIFICATIONS

I, Robert G. Deuster, Chairman, President and Chief Executive Officer of Newport Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Newport Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

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

Date: May 14, 2003

/S/ CHARLES F. CARGILE
Charles F. Cargile
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Sixth Modification of Note Agreement dated March 20, 2003 between the registrant and the Prudential Insurance Company of America, (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.