Form 10-Q
period 2003-06-30
NEWPORT CORP
filed 2003-08-14
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, 38,748,185 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NEWPORT CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$33,781	$43,021	$67,085	$86,039
Cost of sales	22,237	27,612	44,491	56,944

Gross profit	11,544	15,409	22,594	29,095
Selling, general and administrative expense	11,307	12,546	22,859	23,774
Research and development expense	4,724	6,339	9,712	12,442

Operating loss	(4,487)	(3,476)	(9,977)	(7,121)
Interest and other income, net	2,375	2,164	3,948	4,688
Asset write-down	—	(6,490)	—	(6,490)

Loss from continuing operations before income taxes	(2,112)	(7,802)	(6,029)	(8,923)
Income tax benefit	—	(1,424)	—	(1,770)

Loss from continuing operations	(2,112)	(6,378)	(6,029)	(7,153)
Loss from discontinued operations	(240)	(973)	(2,192)	(4,365)
Cumulative effect of a change in accounting principle	—	—	—	(14,500)

Net loss	$(2,352)	$(7,351)	$(8,221)	$(26,018)

Basic and diluted loss per share:
Loss from continuing operations	$(0.05)	$(0.17)	$(0.15)	$(0.19)
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.11)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)

Net loss	$(0.06)	$(0.19)	$(0.21)	$(0.69)

Shares used in computation of basic and diluted net loss per share	38,607	37,969	38,563	37,588

See accompanying notes.

NEWPORT CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	(Unaudited) June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$11,343	$44,059
Marketable securities	254,493	240,254
Accounts receivable, net of allowance for doubtful accounts of $874 and $753	22,829	18,534
Inventories	55,274	54,964
Prepaid expenses and other current assets	5,676	7,995
Assets of discontinued operations	1,083	3,840

Total current assets	350,698	369,646
Property and equipment, net	34,571	35,774
Goodwill	57,606	57,529
Deferred income taxes	15,570	15,570
Investments and other assets	10,972	7,819

	$469,417	$486,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,498	$6,213
Accrued payroll and related expenses	7,655	9,900
Accrued expenses and other current liabilities	9,231	14,016
Accrued restructuring costs	1,217	3,910
Current portion of long-term debt	177	2,214

Total current liabilities	25,778	36,253
Long-term debt	160	1,230
Accrued restructuring costs and other liabilities	1,728	2,338
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,663,698 and 38,560,409 shares issued and outstanding	4,512	4,500
Capital in excess of par value	439,168	439,466
Deferred stock compensation	(177)	(215)
Accumulated other comprehensive income (loss)	2,462	(1,241)
Retained earnings (deficit)	(4,214)	4,007

Total stockholders’ equity	441,751	446,517

	$469,417	$486,338

See accompanying notes.

NEWPORT CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,221)	$(26,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,966	5,973
Provision for losses on inventories	(151)	932
Impairment of goodwill	—	14,500
Tax benefit of stock option exercises	—	1,621
Loss on disposal of business segment	—	2,372
Asset write-down	—	6,490
Other non-cash items, net	(212)	123
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,247)	1,235
Income tax receivable	(109)	(4,413)
Inventories	1,709	112
Prepaid expenses and other current assets	2,301	1,228
Other assets and liabilities	(4)	234
Accounts payable	1,036	(2,273)
Accrued payroll and related expenses	(2,523)	(3,054)
Accrued expenses and other current liabilities	(4,315)	1,785
Accrued restructuring costs	(3,016)	(2,048)

Net cash used in operating activities	(11,786)	(1,201)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,397)	(4,562)
Proceeds from the sale of business and property and equipment	628	9,694
Business acquisitions, net of cash acquired	—	(5,960)
Purchase of marketable securities	(360,095)	(229,530)
Proceeds from the sale of marketable securities	346,924	235,913
Purchase of equity investments and intellectual property	(4,030)	(1,225)

Net cash provided by (used in) investing activities	(17,970)	4,330
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,131)	(5,224)
Repurchase of the Company’s common stock	(2,484)	—
Proceeds from the issuance of common stock under employee plans	2,197	2,749

Net cash used in financing activities	(3,418)	(2,475)
Impact of foreign exchange rate changes on cash balances	458	558

Net increase (decrease) in cash and cash equivalents	(32,716)	1,212
Cash and cash equivalents at beginning of year	44,059	7,107

Cash and cash equivalents at end of period	$11,343	$8,319

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$121	$433
Income taxes, net	$109	$3,190

See accompanying notes.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Foreign exchange contracts totaled $1.1 million and $0.4 million at June 30, 2003 and December 31, 2002, respectively.  All of the contracts outstanding at June 30, 2003 matured by July 31, 2003.  None of the outstanding contracts at June 30, 2003 or December 31, 2002 qualified for hedge accounting.  The unrealized losses on the outstanding contracts were not material at June 30, 2003 or December 31, 2002.

3.     Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year.  The income tax benefit is computed on the pretax loss of the consolidated entities located within each taxing jurisdiction based on current tax law.  Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes.  A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), that the ultimate realization of net deferred tax assets is more likely than not.

The Company currently has significant deferred tax assets that are subject to periodic recoverability assessments.  The Company recorded a valuation reserve in the third quarter of 2002 against its deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets.  As such, the Company did not recognize any tax benefit on the losses recorded in the second quarter and first half of 2003.  For the foreseeable future, the tax provision related to any future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax asset.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

Realization of the deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and its ability to successfully execute its business plans.  These changes, if any, may require material adjustments to these deferred tax asset balances.

4.     Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

5.     Discontinued Operations

In March 2003, the Company shut down its Plymouth, Minnesota operation and liquidated the majority of the remaining assets.  In the first quarter of 2003, the Company recorded charges of $1.2 million for severance costs for employees terminated during the quarter and for facility closure costs, which amounts include the present value of lease payments, net of estimated sublease income.  Lease payments will continue through the lease term, which expires in June 2006.  All activities associated with this facility, including these charges, have been included in discontinued operations.

Also included in discontinued operations is the Company’s former Industrial Metrology Systems Division, which was discontinued in 2002.

6.     Asset Write-Down

Two fiber optic component manufacturers in which the Company had made minority investments in prior years experienced severe financial difficulties during 2002.  One manufacturer shut down its operations and liquidated its assets and the second manufacturer filed for bankruptcy protection.  As a result, the Company wrote down these investments to their estimated fair value, resulting in a charge of $6.5 million in the second quarter of 2002.

7.     Cumulative Effect of a Change in Accounting Principle

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

8.     Inventories

Inventories are stated at cost, determined on either a first in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

Inventories consist of the following:

(In thousands)	June 30, 2003	December 31, 2002

Raw materials and purchased parts	$30,699	$29,360
Work in process	10,142	11,531
Finished goods	14,433	14,073

Total inventories	$55,274	$54,964

9.     Warranty

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

The activity in accrued warranty obligations is as follows:

	Six Months Ended June 30,

(In thousands)	2003	2002

Balance at beginning of year	$2,047	$1,664
Additions charged to cost of sales	921	1,326
Warranty claims	(1,949)	(1,752)

Balance at end of period	$1,019	$1,238

Such amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

10.     Accrued Restructuring Costs

The following table summarizes the Company’s accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Total

Balance at December 31, 2002	$1,758	$4,216	$5,974
Cash payments	(1,712)	(1,317)	(3,029)
Reclassifications	650	(650)	—

Balance at June 30, 2003	$696	$2,249	$2,945

The Company expects to pay in cash substantially all of the remaining accrued employee severance in 2003.  The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008.  As of June 30, 2003, 320 employees have been terminated under this restructuring plan.  At June 30, 2003 and December 31, 2002, $1.2 million and $3.9 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; $1.7 million and $2.1 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying condensed consolidated balance sheets.  The Company expects to reassess the adequacy of its accrued restructuring liability in the third quarter of 2003 depending upon the outcome of certain ongoing subleasing activities.

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

11.     Long-Term Debt

On April 11, 2003, the Company repaid the outstanding principal balance of $3.0 million owed on its 8.25% senior notes, maturing May 2004.  The loss on the early extinguishment was not material.

12.     Investments

In March 2003, the Company signed an agreement to purchase a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.5 million, subject to customary conditions.  The $1.0 million common stock component of the investment closed in March 2003, and the $2.5 million preferred stock component of the investment closed in April 2003.  Both investments are reflected in investments and other assets in the condensed consolidated balance sheet.  The Company will account for its investment using the cost method of accounting.

13.     Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Interest and dividend income	$1,813	$2,272	$3,779	$4,700
Interest expense	(117)	(139)	(192)	(284)
Foreign exchange losses, net	(180)	(121)	(298)	(32)
Gains on sale of marketable securities, net	1,067	359	1,284	637
Other expense, net	(208)	(207)	(625)	(333)

Total interest and other income, net	$2,375	$2,164	$3,948	$4,688

14.     Net Loss Per Share

The following table sets forth the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(2,112)	$(6,378)	$(6,029)	$(7,153)
Loss from discontinued operations	(240)	(973)	(2,192)	(4,365)
Cumulative effect of a change in accounting principle	—	—	—	(14,500)

Net loss	$(2,352)	$(7,351)	$(8,221)	$(26,018)

Denominator:
Weighted average shares outstanding	38,672	38,043	38,628	37,662
Weighted unvested restricted stock outstanding	(65)	(74)	(65)	(74)

Denominator for basic and diluted net loss per share:	38,607	37,969	38,563	37,588

Basic and diluted loss per share:
Loss from continuing operations	$(0.05)	$(0.17)	$(0.15)	$(0.19)
Loss from discontinued operations	(0.01)	(0.02)	(0.06)	(0.11)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)

Net loss	$(0.06)	$(0.19)	$(0.21)	$(0.69)

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

15.     Comprehensive Loss

The components of comprehensive loss, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Net loss	$(2,352)	$(7,351)	$(8,221)	$(26,018)
Foreign currency translation gain (loss)	2,548	1,394	4,131	(75)
Unrealized gain (loss) on marketable securities	(465)	5,650	(428)	4,195

Comprehensive loss	$(269)	$(307)	$(4,518)	$(21,898)

16.     Stock Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation.  Accordingly, the Company does not recognize any compensation expense for employee stock options with exercise prices equal to or greater than the Company’s stock price on the date of grant.  Costs related to restricted stock grants, representing the difference between the fair market value of the award as of the grant date and the purchase price, if any, of the related shares are fixed at the date of grant and amortized over the vesting period.  Pro forma amounts adjusted for the effect of recording compensation cost for the Company’s stock option and employee stock purchase plans are determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and No. 123, Accounting for Stock-Based Compensation, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Net loss – reported	$(2,352)	$(7,351)	$(8,221)	$(26,018)
Employee compensation expense under fair value method	(4,345)	(4,744)	(8,741)	(10,635)

Net loss – pro forma	$(6,697)	$(12,095)	$(16,962)	$(36,653)

Basic and diluted net loss per share – reported	$(0.06)	$(0.19)	$(0.21)	$(0.69)
Basic and diluted net loss per share – pro forma	$(0.17)	$(0.32)	$(0.44)	$(0.98)
Shares used in computation of basic and diluted net loss per share	38,607	37,969	38,563	37,588

17.     Segment Reporting

The Company has two reportable business segments: Industrial and Scientific Technologies and Advanced Packaging and Automation Systems.   Selected segment financial information follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total

Three Months Ended June 30, 2003:
Sales to external customers	$26,290	$7,491	$33,781
Segment income (loss)	1,305	(2,939)	(1,634)
Three Months Ended June 30, 2002:
Sales to external customers	$29,933	$13,088	$43,021
Segment income (loss)	3,348	(4,442)	(1,094)

NEWPORT CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2003

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total

Six Months Ended June 30, 2003:
Sales to external customers	$53,048	$14,037	$67,085
Segment income (loss)	2,778	(6,932)	(4,154)
Six Months Ended June 30, 2002:
Sales to external customers	$63,150	$22,889	$86,039
Segment income (loss)	7,906	(10,610)	(2,704)

The following reconciles segment loss to consolidated loss from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Segment loss	$(1,634)	$(1,094)	$(4,154)	$(2,704)
Unallocated operating expenses	(2,853)	(2,382)	(5,823)	(4,417)
Interest and other income, net	2,375	2,164	3,948	4,688
Asset write-down	—	(6,490)	—	(6,490)

Loss from continuing operations before income taxes	$(2,112)	$(7,802)	$(6,029)	$(8,923)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 20 through 26 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended December 31, 2002.  Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission.  In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information.  We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements.  This discussion compares the three- and six-month periods ended June 30, 2003 and June 30, 2002.  This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 15, 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a privately held manufacturer of high precision, fully automated assembly and dispensing systems.  MRSI’s operating results from the date of acquisition are included in our Advanced Packaging and Automation Systems operating segment and do not represent a full six months of results of operations for the first half of 2002.

In March 2003, we shut down our Plymouth, Minnesota operation and liquidated the majority of the remaining assets.  In the first quarter of 2003, we recorded charges of $1.2 million for severance costs for employees terminated during the quarter and for facility closure costs, which amounts include the present value of lease payments, net of estimated sublease income.  Lease payments will continue through the lease term, which expires in June 2006.  All activities associated with this facility, including these charges, have been included in discontinued operations.

Also included in discontinued operations is our former Industrial Metrology Systems Division, which was discontinued in 2002.

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

Accounts Receivable

We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time.  We have recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on our historical collections experience.  A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.  In recent periods we have increased our reserves for uncollectible accounts due to adverse changes in the financial condition of certain of our customers in the fiber optic communications market.  If the financial conditions of our customers in this market continue to deteriorate, or if the financial condition of our customers in the semiconductor and other markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or market and provide reserves for potentially excess and obsolete inventory.  In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels.  Reserves are established for inventory levels that exceed expected future demand.  We have recorded significant reserves, primarily for excess inventory, in recent periods due to deterioration in two of our primary target markets, fiber optic communications and semiconductor capital equipment.  It is possible that additional changes in required inventory reserves may occur in the future due to changes in market conditions, which could adversely affect our operating results.

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

Impairment of Assets and Restructuring Reserves

We assess the impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets.  Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.  We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are privately held and whose values are difficult to determine.  We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.  Such charges would adversely affect our operating results in those periods.

In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted on January 1, 2002.  Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill.  Pursuant to SFAS No. 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002.  SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill.  We perform the annual impairment review as of October 1st each year.  The 2002 annual review resulted in no additional impairment of the carrying value of goodwill.  At June 30, 2003, we had goodwill of approximately $57.6 million.

During 2002, we recorded significant reserves in connection with our restructuring and cost reduction programs.  These reserves include estimates pertaining to employee separation costs and facility closure costs.  Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated, which could adversely affect our operating results.

Income Taxes

We provide for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year.  The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law.  Deferred taxes result from the future tax consequences associated with temporary differences between the amount the assets and liabilities recorded for tax and financial accounting purposes.  A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes, that the ultimate realization of net deferred tax assets is more likely than not.

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments.  We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets.  As such, we did not recognize any tax benefit on the losses recorded in the second quarter and first half of 2003.  For the foreseeable future, the tax provision related to any future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax asset.

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

RESTRUCTURING CHARGES

The following table summarizes our accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Total

Balance at December 31, 2002	$1,758	$4,216	$5,974
Cash payments	(1,712)	(1,317)	(3,029)
Reclassifications	650	(650)	—

Balance at June 30, 2003	$696	$2,249	$2,945

We expect to pay in cash substantially all of the remaining accrued employee severance in 2003.  The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008.  As of June 30, 2003, 320 employees have been terminated under this restructuring plan.  At June 30, 2003 and December 31, 2002, $1.2 million and $3.9 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; $1.7 million and $2.1 million, respectively, of accrued restructuring costs were included in long-term accrued restructuring costs and other liabilities in the accompanying condensed consolidated balance sheets.  We expect to reassess the adequacy of our accrued restructuring liability in the third quarter of 2003 depending upon the outcome of certain ongoing sublease activity.

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	64.2	66.3	66.2

Gross profit	34.2	35.8	33.7	33.8
Selling, general and administrative expense	33.5	29.2	34.1	27.6
Research and development expense	14.0	14.7	14.5	14.5

Operating loss	(13.3)	(8.1)	(14.9)	(8.3)
Interest and other income, net	7.0	5.1	5.9	5.4
Asset write-down	—	(15.1)	—	(7.5)

Loss from continuing operations before income taxes	(6.3)	(18.1)	(9.0)	(10.4)
Income tax benefit	—	(3.3)	—	(2.1)

Loss from continuing operations	(6.3)	(14.8)	(9.0)	(8.3)
Loss from discontinued operations	(0.7)	(2.3)	(3.3)	(5.1)
Cumulative effect of a change in accounting principle	—	—	—	(16.8)

Net loss	(7.0)%	(17.1)%	(12.3)%	(30.2)%

Net Sales

Net sales for the quarter ended June 30, 2003 were $33.8 million, a decrease of 21.4% compared with $43.0 million for the quarter ended June 30, 2002.  Net sales for the first half of 2003 were $67.1 million, a decrease of 22.0% compared with $86.0 million for the first half of 2002.  The sales decreases for the quarter and first half were due to reductions in sales to the semiconductor equipment and fiber optic communications markets, which have experienced significant downturns from prior year levels, as well as to our other end markets due to generally weak macro-economic conditions.  The sales decrease for the first half of 2003 was partially offset by the inclusion of the full first half of MRSI sales, which we acquired in February 2002.

Sales to the semiconductor equipment market for the quarter ended June 30, 2003 were $13.0 million, reflecting a decrease of $3.3 million, or 20.2%, compared with the corresponding prior-year period.  Sales to this market for the first half of 2003 were $24.3 million, reflecting a decrease of $8.0 million, or 24.8%, compared with the first half of 2002.  The decline reflects weakness in demand by semiconductor manufacturers for capital equipment, which led to lower demand for the components, subsystems and robots we sell to this market.  The decline in sales to the semiconductor equipment market for the first half of 2003 was partially offset by the inclusion of a full first half of sales from MRSI, which we acquired in February 2002.

Sales for the quarter ended June 30, 2003 to our other markets, comprised primarily of research, aerospace and defense, life and health sciences and other end markets we serve were $18.8 million, a decrease of $4.4 million, or 19.0%, compared with the corresponding prior-year period.  Sales to these markets for the first half of 2003 were $38.5 million, reflecting a decrease of $6.7 million, or 14.8%, compared with the corresponding prior-year period.  The declines were primarily attributable to weak overall macro-economic conditions and a continued decline in sales to industrial customers supporting the telecommunications industry.

Sales to the fiber optic communications market for the quarter ended June 30, 2003 totaled $2.0 million, reflecting a decrease of $1.5 million, or 42.9%, compared with the corresponding prior-year period.  Sales to this market for the first half of 2003 totaled $4.3 million, reflecting a decrease of $4.2 million, or 49.4%, compared with the corresponding prior-year period.  The declines reflect the continued severe contraction in capital spending in this market.

Domestic sales totaled $22.9 million for the quarter ended June 30, 2003, reflecting a decrease of $8.7 million, or 27.5%, compared with the corresponding prior-year period.  Domestic sales totaled $45.6 million for the first half of 2003, reflecting a decrease of $17.1 million, or 27.3%, compared with the corresponding prior-year period.  The decreases for the second quarter and first half of 2003 were driven primarily by decreases in sales to the semiconductor equipment market and our other end markets, due to the factors discussed above.  Domestic sales to the semiconductor equipment market for the quarter ended June 30, 2003 were $11.0 million, reflecting a decrease of $4.3 million, or 28.1%, compared with the corresponding prior-year period.  Domestic sales to the semiconductor equipment market for the first half of 2003 were $21.1 million, reflecting a decrease of $9.6 million, or 31.3%, compared with the corresponding prior-year period.  Domestic sales to our other end markets for the quarter ended June 30, 2003 were $10.8 million, reflecting a decrease of $3.5 million, or 24.5%, compared with the corresponding prior-year period.  Domestic sales to our other end markets for the first half of 2003 were $21.9 million, reflecting a decrease of $5.0 million, or 18.6%, compared with the corresponding prior-year period.  Domestic sales to the fiber optic communications market for the quarter ended June 30, 2003 were $1.1 million, reflecting a decrease of $0.9 million, or 45.0%, compared with the corresponding prior-year period.  Domestic sales to the fiber optic communications market for the first half of 2003 were $2.6 million, reflecting a decrease of $2.5 million, or 49.0%, compared with the corresponding prior-year period.

International sales totaled $10.9 million for the quarter ended June 30, 2003, reflecting a decrease of $0.5 million, or 4.4%, compared with the corresponding prior-year period.  International sales totaled $21.5 million for the first half of 2003, reflecting a decrease of $1.8 million, or 7.7%, compared with the corresponding prior-year period.  The decreases in sales for the second quarter and first half of 2003 were driven primarily by decreases in sales to the fiber optic communications market and our other end markets due to the factors discussed above.  The decreases were partially offset by favorable exchange rate changes and increases in sales to semiconductor back-end packaging customers, although the impact of such factors on the sales to each geographic market varies based on the composition of our sales to that geographic market.  International sales to the fiber optic communications market were $0.9 million for the quarter ended June 30, 2003, reflecting a decrease of $0.6 million, or 40.0%, compared with the corresponding prior-year period.  International sales to the fiber optic communications market were $1.7 million for the first half of 2003, reflecting a decrease of $1.7 million, or 50.0%, compared with the corresponding prior-year period.  International sales to our other end markets for the quarter ended June 30, 2003 were $8.0 million, a decrease of $0.9 million, or 10.1%, compared with the corresponding prior-year period.  International sales to our other end markets for the first half of 2003 were $16.6 million, a decrease of $1.7 million, or 9.3%, compared with the corresponding prior-year period.  International sales to the semiconductor equipment market for the quarter ended June 30, 2003 were $2.0 million, reflecting an increase of $1.0 million, or 100%, compared with the corresponding prior-year period.  International sales to the semiconductor equipment market for the first half of 2003 were $3.2 million, reflecting an increase of $1.6 million, or 100%, compared with the corresponding prior-year period.

Geographically, sales to European customers decreased $0.9 million, or 12.5% in the quarter ended June 30, 2003, and decreased $2.0 million, or 13.7% in the first half of 2003, compared with the corresponding prior-year periods.  Sales to Pacific Rim customers increased $1.1 million, or 37.9% in the quarter ended June 30, 2003, and increased $0.9 million, or 14.5% in the first half of 2003, compared with the corresponding prior-year periods.  Second quarter sales to Canadian customers were $0.4 million, a decrease of $0.4 million, or 50.0%, and were $1.0 million for the first half of 2003, a decrease of $0.4 million, or 28.6%, compared with the corresponding prior-year periods.  Sales to other international customers were $0.2 million, a decrease of $0.3 million, or 60.0% in the second quarter, and were $0.8 million, a decrease of $0.3 million, or 27.3% in the first half of 2003, compared to the corresponding prior-year periods.

The results of our international operations are subject to currency fluctuations.  As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars.  Our net sales increased by $1.0 million in the quarter ended June 30, 2003, and by $2.1 million in the first half of 2003 due to fluctuations in the average value of the U.S. dollar relative to foreign currencies compared with the corresponding prior-year period.

We expect net sales for the third quarter of 2003 to increase over the second quarter due to increased order flow and higher backlog scheduled to ship in the third quarter, primarily in our other markets, comprised primarily of research, aerospace and defense, life and health sciences and other end markets we serve.  Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions.  The general economic recession has constrained capital spending in many of our end markets.  The downturn in the fiber optic communications market worsened throughout 2002 and remains weak in 2003, and we expect our orders from and sales to this market to remain depressed throughout 2003 and most of 2004.  The semiconductor equipment market continues to be constrained by capital spending controls at most major manufacturers, and we expect that any significant recovery in this market may not begin until early in 2004.  The precise timing and extent of any recovery from these conditions in the semiconductor equipment and fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results.  We expect that our sales to our other markets, comprised primarily of the research, aerospace and defense and life and health sciences markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase in future periods as we increase our penetration of these markets and the life and health sciences markets in particular.

Gross Margin

Gross margin for the quarter ended June 30, 2003 was 34.2%, compared with a gross margin of 35.8% in the corresponding period in 2002.  Gross margin for the first half of 2003 was 33.7%, compared with a gross margin of 33.8% in the corresponding period in 2002.  Improvements resulting from the cost reduction actions that we have implemented over the last 12 months, including facility consolidations and headcount reductions, were offset by the lower sales volumes and production activity in 2003.

In the second half of 2003, we expect our margins to be negatively impacted by the effect of unabsorbed overhead cost variances.  Products in our current inventory were produced during periods in which unabsorbed overhead costs were required to be allocated to inventory.  These variances were capitalized when the inventory was produced and are charged to cost of sales when the related products are sold.  Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies.  In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in sales.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2003 totaled $11.3 million, or 33.5% of net sales, compared with $12.5 million, or 29.2% of net sales for the same period in 2002.  SG&A expenses for the first half of 2003 totaled $22.9 million, or 34.1% of net sales, compared with $23.8 million, or 27.6% of net sales for the same period in 2002.  The decreases in SG&A expense in absolute dollars for both periods were primarily attributable to the effects of our cost reduction efforts. For the first half of 2003, these benefits were partially offset by increases in the first quarter of 2003 from the inclusion of a full quarter of SG&A expense relating to MRSI, which was acquired in February 2002, and for which there was not a full period of costs in the first quarter of 2002, and higher legal expenses incurred in the first quarter of 2003 to protect our intellectual property.  We expect that SG&A expense as a percentage of sales will fluctuate in the future based on our sales level in any given period.  Because a significant portion of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in sales.

Research and Development Expense

Research and development (R&D) expense for the quarter ended June 30, 2003 totaled $4.7 million, or 14.0% of net sales, compared with $6.3 million, or 14.7% of net sales, for the corresponding period in 2002.  R&D expense for the first half of 2003 totaled $9.7 million, or 14.5% of net sales, compared with $12.4 million, or 14.5% of net sales, for the corresponding period in 2002.  The year-over-year decrease in absolute dollars was primarily attributable to reductions in R&D spending in the fiber optic telecommunications area, as well as to our efforts to maximize the focus and efficiency of our R&D efforts, partially offset by the inclusion of a full quarter of R&D expenses associated with the operations of MRSI, for which there was not a full period of costs in the first quarter of 2002.

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

Interest and Other Income, Net

Interest and other income, net, totaled $2.3 million for the quarter ended June 30, 2003, compared with $2.2 million for the quarter ended June 30, 2002, and totaled $3.9 million in the first half of 2003, compared with $4.7 million in the first half of 2002.  The increase in the second quarter was primarily attributable to higher gains realized from the sale of marketable securities, partially offset by lower interest yields and lower average balances of cash and marketable securities.  The decrease in the first half of 2003 was due primarily to lower interest yields on and lower average balances of cash and marketable securities, partially offset by higher gains realized from the sale of marketable securities.  We expect that our interest income will fluctuate in future periods based on our cash balances, changes in interest rates and the timing of sales of marketable securities.

Asset Write-Down

Two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties during 2002.  One manufacturer shut down its operations and liquidated its assets and the second manufacturer filed for bankruptcy protection.  As a result, we wrote down these investments to their estimated fair value, resulting in a charge of $6.5 million in the second quarter of 2002.  No such charges have occurred in 2003.  However, we periodically value all of our minority investments and there can be no assurance that such a charge may not occur in the future.

Income Taxes

The effective tax rate from continuing operations for the quarter ended June 30, 2003, was 0% versus a tax benefit of 18.3% for the corresponding prior-year period.  The effective tax rate from continuing operations for the first half of 2003 was 0% versus a tax benefit of 19.8% for the corresponding prior-year period.  The decrease in the tax benefit for both periods resulted from a valuation reserve that was recorded against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets.  As such, we did not recognize any tax benefit on the losses recorded in the current period.  For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve.  Any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $11.8 million for the first half of 2003 was primarily attributable to the cash portion of our net loss, a decrease in accrued expenses and an increase in accounts receivable, partially offset by a decrease in other current assets, a decrease in inventory and an increase in accounts payable.

Net cash used in investing activities of $18.0 million for the first half of 2003, was attributable to net purchases of marketable securities of $13.2 million, purchases of equity investments and intellectual property of $4.0 million, and net purchases of property, plant and equipment of $0.8 million.

Net cash used in financing activities of $3.4 million for the first half of 2003 was attributable to the repayment of long-term debt of $3.1 million, which includes the early repayment of the outstanding principal balance of $3.0 million owed on our 8.25% senior notes, and repurchases of our common stock of $2.5 million, partially offset by the proceeds from the issuance of common stock in connection with stock option and purchase plans of $2.2 million.

At June 30, 2003, we had cash and cash equivalents of $11.3 million and marketable securities of $254.5 million.  These securities are divided into three portfolios, each managed by a professional investment management firm, under the oversight of the Investment Committee of our Board of Directors and our senior financial management team.  Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by the Investment Committee and our senior financial management.  We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, as well as changes in interest rates.

At June 30, 2003, we had in place a $5.0 million revolving line of credit expiring September 1, 2003.  Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit.  The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option, plus an unused line fee of 0.25% per year.  At June 30, 2003, there were no balances outstanding under the line of credit, with $4.4 million available under the line, after considering outstanding letters of credit totaling $0.6 million.

In March 2003, we signed an agreement to purchase a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.5 million, subject to customary conditions.  The $1.0 million common stock component of the investment closed in March 2003, and the $2.5 million preferred stock component of the investment closed in April 2003.

In April 2003, we announced that our board of directors had approved a share repurchase program.  The authorization allows us to purchase up to 3.9 million shares, or 10% of our currently outstanding stock.  The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our cash balances, expected cash requirements and general business and market conditions.  The repurchase program is expected to utilize a total of between $10 million and $50 million of cash over the next 12 months.  In the second quarter of 2003, we repurchased 159,732 shares at a cost of $2.5 million.

We believe our current working capital position, together with our expected future cash flows from operations and our existing credit availability, will be adequate to fund operations in the ordinary course of business, anticipated capital expenditures, anticipated repurchases of common stock, debt payment requirements and other contractual obligations, for the foreseeable future.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 20-26), and there can be no assurance that we will not require additional funding in the future.  We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies.  However, we continue to evaluate acquisitions of and/or investments in products, technologies or companies that complement our business and may make such acquisitions in the future.  Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

RISKS RELATING TO OUR BUSINESS

The following is a summary of certain risks we face in our business.  They are not the only risks we face.  Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.  The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002, including our consolidated financial statements and related notes included therein.

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

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market.  Our top five customers in this market comprised approximately 64.7%, 75.2% and 61.1% of our sales to this market in the first half of 2003, and for the years ended December 31, 2002 and 2001, respectively, and our top two customers accounted for approximately 47.3%, 54.3% and 38.5%, respectively, of our sales to this market in these periods.  In 2002, one customer in this market, Applied Materials, Inc., comprised 10.9% of our consolidated net sales for the year.  If any of our principal customers discontinues its relationship with us, replaces us as a subsystem vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly.  In addition, because a relatively small number of semiconductor capital equipment manufacturers dominate this market, it may be particularly difficult for us to replace our customers if we lose their business.

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

Our business is subject to risks inherent in conducting business internationally.  In the first half of 2003, and for the years ended December 31, 2002 and 2001, our international revenues accounted for approximately 31.9%, 29.1% and 30.4%, respectively, of total net sales, with a substantial portion of sales originating in Europe.  We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future.  As a result of our international operations, we face various risks, which include:

•	adverse changes in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements including export requirements, tariffs and other trade barriers;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency fluctuations;

•	differing protection of intellectual property;

•	difficulties in staffing and managing each of our individual foreign operations;

•	increased risk of exposure to terrorist activities; and

•	trade restrictions and licensing requirements.

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

We cannot assure that any business that we may acquire will achieve anticipated revenues and operating results.  We have in the past and may in the future choose to close or divest certain acquired companies, which could require us to record losses relating to such closures or divestitures.  Any of these risks could materially harm our business, financial condition and results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  We do not engage in currency speculation.  The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts.  If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.  Transaction gains and losses are included in our current net loss in our statement of operations.  Net foreign exchange gains and losses were not material to our reported results of operations for the last three years.

The operating loss from international operations totaled $1.8 million for the quarter ended June 30, 2003, and totaled $3.1 million for the first half of 2003.  As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.

We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc.  We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the three month period ended June 30, 2003.  We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk.  Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option.  Our investments in marketable securities, which totaled $254.5 million at June 30, 2003, are sensitive to changes in the general level of U.S. interest rates.  We estimate that a 10% decline in the interest earned on our investment portfolio would not have had a material effect on our net loss for the quarter ended June 30, 2003.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 21, 2003.  Of the 38,654,616 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 34,292,090 common shares, representing 88.71% of the total number of shares entitled to vote at the meeting.  This percentage represents a quorum.  The following three proposals were presented and voted on at the meeting:

Proposal 1

To elect two nominees, C. Kumar N. Patel and Peter J. Simone, as Class III members of our Board of Directors.  The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting.  The voting results were:

Nominee	For	Withheld

C. Kumar N. Patel	33,051,799	1,240,291
Peter J. Simone	33,049,931	1,242,159

Proposal 2

To approve the amendment and restatement of our Employee Stock Purchase Plan as of April 1, 2003, extending the term thereof for a period of ten (10) years expiring March 31, 2013, and increasing the number of shares of our common stock authorized for issuance thereunder by an additional 2,000,000 shares.  Such proposal was approved by more than a majority of the shares represented and entitled to vote at the meeting.  The voting results were:

For	Against	Abstain	Broker Non-Vote

21,588,295	1,694,519	734,591	10,274,685

Proposal 3

To approve the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended December 31, 2003.  Such appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting.  The voting results were:

For	Against	Abstain	Broker Non-Vote

32,954,356	1,295,112	42,622	0

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On April 30, 2003, we filed a Current Report on Form 8-K, disclosing our financial results for the quarter ended March 31, 2003, and our business outlook for the second quarter of 2003.  The information was provided under Item 12 of Form 8-K, but furnished under Item 9 of Form 8-K in accordance with the interim guidance issued by the Securities and Exchange Commission in Release No. 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	NEWPORT CORPORATION

	By:	/s/ CHARLES F. CARGILE

Charles F. Cargile, Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.