Form 10-Q
period 2003-09-30
NEWPORT CORP
filed 2003-11-14
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 31, 2003, 38,996,300 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEWPORT CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$31,479	$45,521	$98,564	$131,560
Cost of sales	21,219	58,610	65,710	115,554

Gross profit	10,260	(13,089)	32,854	16,006

Selling, general and administrative expense	10,873	15,274	33,732	39,048
Research and development expense	4,441	6,449	14,153	18,891
Restructuring and impairment charges	—	11,883	—	11,883

Operating loss	(5,054)	(46,695)	(15,031)	(53,816)

Interest and other income, net	2,240	2,547	6,188	7,235
Asset write-down	—	—	—	(6,490)

Loss from continuing operations before income taxes	(2,814)	(44,148)	(8,843)	(53,071)

Income tax provision	—	15,301	—	13,531

Loss from continuing operations	(2,814)	(59,449)	(8,843)	(66,602)

Loss from discontinued operations	(111)	(9,112)	(2,303)	(13,477)
Cumulative effect of a change in accounting principle	—	—	—	(14,500)

Net loss	$(2,925)	$(68,561)	$(11,146)	$(94,579)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(1.55)	$(0.23)	$(1.76)
Loss from discontinued operations	(0.01)	(0.24)	(0.06)	(0.36)
Cumulative effect of a change in accounting principle	—	—	—	(0.38)

Net loss	$(0.08)	$(1.79)	$(0.29)	$(2.50)

Shares used in computation of basic and diluted net loss per share	38,715	38,228	38,614	37,804

See accompanying notes.

3

NEWPORT CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,711	$44,059
Marketable securities	252,990	240,254
Accounts receivable, net of allowance for doubtful accounts of $841 and $753	20,646	18,534
Inventories	55,249	54,964
Prepaid expenses and other current assets	5,736	7,995
Assets of discontinued operations	1,202	3,840

Total current assets	346,534	369,646

Property and equipment, net	33,208	35,774
Goodwill	57,606	57,529
Deferred income taxes	15,570	15,570
Investments and other assets	11,246	7,819

	$464,164	$486,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,396	$6,213
Accrued payroll and related expenses	6,718	9,900
Accrued expenses and other current liabilities	8,413	14,016
Accrued restructuring costs	1,125	3,910
Current portion of long-term debt	184	2,214

Total current liabilities	23,836	36,253

Long-term debt	115	1,230
Accrued restructuring costs and other liabilities	876	2,338

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,957,674 and 38,560,409 shares issued and outstanding	4,546	4,500
Capital in excess of par value	440,940	439,466
Deferred stock compensation	(158)	(215)
Accumulated other comprehensive income (loss)	1,148	(1,241)
Retained earnings (deficit)	(7,139)	4,007

Total stockholders’ equity	439,337	446,517

	$464,164	$486,338

See accompanying notes.

4

NEWPORT CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,146)	$(94,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,343	8,691
Provision for losses on inventories	(151)	33,073
Impairment of goodwill	—	14,500
Provision for restructuring related charges	—	10,240
Deferred income taxes, net	—	13,238
Loss on disposal of business segment	—	6,272
Asset write-down	—	6,490
Other non-cash items, net	(81)	2,624
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,220)	4,724
Inventories	1,746	3,165
Prepaid expenses and other current assets	1,454	1,548
Other assets and liabilities	(203)	1,196
Accounts payable	887	(4,551)
Accrued payroll and related expenses	(3,029)	(4,139)
Accrued expenses and other current liabilities	(4,538)	353
Accrued restructuring costs	(3,973)	(3,531)

Net cash used in operating activities	(12,911)	(686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,853)	(6,207)
Proceeds from the sale of business and property and equipment	639	9,694
Business acquisitions, net of cash acquired	—	(6,007)
Purchase of marketable securities	(644,617)	(351,487)
Proceeds from the sale of marketable securities	631,070	357,789
Purchase of equity investments and intellectual property	(4,637)	(1,625)

Net cash provided by (used in) investing activities	(19,398)	2,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,170)	(5,275)
Repurchase of the Company’s common stock	(2,484)	—
Proceeds from the issuance of common stock under employee plans	4,005	4,233

Net cash used in financing activities	(1,649)	(1,042)

Impact of foreign exchange rate changes on cash balances	610	414

Net increase (decrease) in cash and cash equivalents	(33,348)	843
Cash and cash equivalents at beginning of year	44,059	7,107

Cash and cash equivalents at end of period	$10,711	$7,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$134	$415
Income taxes, net	$108	$4,076

See accompanying notes.

5

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

Foreign exchange contracts totaled $0.2 million and $0.4 million at September 30, 2003 and December 31, 2002, respectively. All of the contracts outstanding at September 30, 2003 matured by October 31, 2003. None of the outstanding contracts at September 30, 2003 or December 31, 2002 qualified for hedge accounting. The unrealized losses on the outstanding contracts were not material at September 30, 2003 or December 31, 2002.

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

The Company currently has significant deferred tax assets that are subject to periodic recoverability assessments. The Company recorded a valuation reserve charge of $15.3 million in the third quarter of 2002 against its deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, the Company did not recognize any tax benefit on the losses recorded in the third quarter and nine months ended September 30, 2003. For the foreseeable future, the tax provision related to any future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets.

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

4. Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company does not have any VIEs that would be required to be consolidated or disclosed.

In November 2002 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s financial position or results of operations.

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

7. Cumulative Effect of a Change in Accounting Principle

In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which the Company adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption, the Company tested its goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002.

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

8. Inventories

Inventories are stated at cost, determined on either a first in, first-out (FIFO) or average cost basis and do not exceed net realizable value.

Inventories consist of the following:

(In thousands)	September 30, 2003	December 31, 2002
Raw materials and purchased parts	$31,449	$29,360
Work in process	7,127	11,531
Finished goods	16,673	14,073

Total inventories	$55,249	$54,964

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

The activity in accrued warranty obligations is as follows:

	Nine Months Ended September 30,
(In thousands)	2003	2002
Balance at beginning of year	$2,047	$1,664
Additions charged to cost of sales	1,380	2,428
Warranty claims	(2,579)	(2,723)

Balance at end of period	$848	$1,369

Such amounts are included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

10. Accrued Restructuring Costs

In the third quarter of 2002, the Company recorded a restructuring and impairment charge of $43.1 million related to an overall cost reduction plan. It included charges of $11.9 million for facility consolidation, asset impairment and severance costs, $28.7 million for inventory reserves and $2.5 million for non-recurring costs incurred in connection with the restructuring cost reduction and related initiatives. The $11.9 million charge is included in restructuring and impairment charges, the $28.7 million charge is included in cost of sales and the $2.5 million charge is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

The following table summarizes the Company’s accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Total
Balance at December 31, 2002	$1,758	$4,216	$5,974
Cash payments	(2,276)	(1,697)	(3,973)
Reclassifications	650	(650)	—

Balance at September 30, 2003	$132	$1,869	$2,001

The Company expects to pay in cash substantially all of the remaining accrued employee severance in 2003. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. As of September 30, 2003, 331 employees have been terminated under this restructuring plan. At September 30, 2003 and December 31, 2002, $1.1 million and $3.9 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; $0.9 million and $2.1 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying condensed consolidated balance sheets.

11. Long-Term Debt

On April 11, 2003, the Company repaid the outstanding principal balance of $3.0 million owed on its 8.25% senior notes, maturing May 2004. The loss on the early extinguishment was not material.

12. Investments

In 2003, the Company purchased a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.7 million. The investment is made up of a $1.2 million common stock component and a $2.5 million preferred stock component. Both amounts are reflected in investments and other assets in the condensed consolidated balance sheet. The Company is accounting for this investment using the cost method of accounting.

13. Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Interest and dividend income	$1,446	$2,326	$5,225	$7,026
Interest expense	(14)	(59)	(206)	(343)
Foreign exchange losses, net	(29)	(350)	(327)	(382)
Gains on sale of marketable securities, net	963	556	2,247	1,193
Other income (expense), net	(126)	74	(751)	(259)

Total interest and other income, net	$2,240	$2,547	$6,188	$7,235

NEWPORT CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2003

14. Comprehensive Loss

The components of comprehensive loss, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Net loss	$(2,925)	$(68,561)	$(11,146)	$(94,579)
Foreign currency translation gain	641	1,823	4,772	1,748
Unrealized gain (loss) on marketable securities	(1,957)	79	(2,385)	4,274

Comprehensive loss	$(4,241)	$(66,659)	$(8,759)	$(88,557)

15. Net Loss Per Share

The following table sets forth the numerator and denominator used in the computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(2,814)	$(59,449)	$(8,843)	$(66,602)
Loss from discontinued operations	(111)	(9,112)	(2,303)	(13,477)
Cumulative effect of a change in accounting principle	—	—	—	(14,500)

Net loss	$(2,925)	$(68,561)	$(11,146)	$(94,579)

Weighted average shares outstanding	38,780	38,294	38,679	37,870
Weighted unvested restricted stock outstanding	(65)	(66)	(65)	(66)

Denominator for basic and diluted net loss per share:	38,715	38,228	38,614	37,804

16. Credit Facility

In August 2003, the Company amended its $5.0 million revolving line of credit, extending it through December 31, 2003. In October 2003, the Company amended the line of credit, extending it through December 31, 2004. All other terms remained unchanged.

17. Stock Based Compensation

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

NEWPORT CORPORATION

Notes to Condensed Financial Statements

September 30, 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Net loss – reported	$(2,925)	$(68,561)	$(11,146)	$(94,579)
Stock-based employee compensation cost included in net loss as reported	19	18	57	54
Employee compensation expense under fair value method	(4,398)	(4,761)	(13,177)	(15,432)

Net loss – pro forma	$(7,304)	$(73,304)	$(24,266)	$(109,957)

Basic and diluted net loss per share – reported	$(0.08)	$(1.79)	$(0.29)	$(2.50)
Basic and diluted net loss per share – pro forma	$(0.19)	$(1.92)	$(0.63)	$(2.91)

Shares used in computation of basic and diluted net loss per share	38,715	38,228	38,614	37,804

18. Segment Reporting

The Company has two reportable business segments: Industrial and Scientific Technologies and Advanced Packaging and Automation Systems. Selected segment financial information follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total
Three Months Ended September 30, 2003:
Sales to external customers	$26,060	$5,419	$31,479
Segment income (loss)	1,885	(4,112)	(2,227)

Three Months Ended September 30, 2002:
Sales to external customers	$28,234	$17,287	$45,521
Segment loss	(9,662)	(22,540)	(32,202)

Nine Months Ended September 30, 2003:
Sales to external customers	$79,108	$19,456	$98,564
Segment income (loss)	4,663	(11,044)	(6,381)

Nine Months Ended September 30, 2002:
Sales to external customers	$91,384	$40,176	$131,560
Segment loss	(1,756)	(33,150)	(34,906)

The following reconciles segment loss to consolidated loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Segment loss	$(2,227)	$(32,202)	$(6,381)	$(34,906)
Unallocated operating expenses	(2,827)	(2,610)	(8,650)	(7,027)
Restructuring and impairment charges	—	(11,883)	—	(11,883)
Interest and other income, net	2,240	2,547	6,188	7,235
Asset write-down	—	—	—	(6,490)

Loss from continuing operations before income taxes	$(2,814)	$(44,148)	$(8,843)	$(53,071)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

INTRODUCTORY NOTE

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 21 through 27 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended December 31, 2002. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended September 30, 2003 and September 30, 2002. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITIONS AND DISCONTINUED OPERATIONS

On February 15, 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a privately held manufacturer of high precision, fully automated assembly and dispensing systems. MRSI’s operating results from the date of acquisition are included in our Advanced Packaging and Automation Systems operating segment and do not represent a full nine months of results of operations for the nine months ended September 30, 2002.

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

Accounts Receivable

We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. We have recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. In recent periods, we have increased our reserves for uncollectible accounts due to generally weak macro-economic conditions, which have caused adverse changes in the financial condition of certain of our customers. If the financial conditions of our customers in the markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

Inventory

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or market and provide reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. Reserves are established for inventory levels that exceed expected future demand. We recorded significant reserves, primarily for excess inventory, in 2002 and 2001 due to deterioration in two of our primary target markets, fiber optic communications and semiconductor capital equipment. It is possible that additional changes in required inventory reserves may occur in the future due to changes in market conditions, which could adversely affect our operating results.

Warranty

Unless otherwise stated in our product literature, we provide a one-year warranty from the original invoice date on all product material and workmanship. Products sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

Impairment of Assets and Restructuring Reserves

We assess the impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to future profitability and/or the future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. Such charges would adversely affect our operating results in those periods.

In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1st each year. The 2002 annual review resulted in no additional impairment of the carrying value of goodwill. At September 30, 2003, we had goodwill of approximately $57.6 million.

In the third quarter of 2002, we recorded a restructuring and impairment charge of $43.1 million related to an overall cost reduction plan. It included charges of $11.9 million for facility consolidation, asset impairment and severance costs, $28.7 million for inventory reserves and $2.5 million for non-recurring costs incurred in connection with the restructuring cost reduction and related initiatives. The $11.9 million charge is included in restructuring and impairment charges, the $28.7 million charge is included in cost of sales and the $2.5 million charge is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated, which could adversely affect our operating results.

The following table summarizes our accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Total
Balance at December 31, 2002	$1,758	$4,216	$5,974
Cash payments	(2,276)	(1,697)	(3,973)
Reclassifications	650	(650)	—

Balance at September 30, 2003	$132	$1,869	$2,001

We expect to pay in cash substantially all of the remaining accrued employee severance in 2003. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. As of September 30, 2003, 331 employees have been terminated under this restructuring plan. At September 30, 2003 and December 31, 2002, $1.1 million and $3.9 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; $0.9 million and $2.1 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying condensed consolidated balance sheets.

Income Taxes

We provide for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount the assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent we cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) that the ultimate realization of net deferred tax assets is more likely than not.

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve of $15.3 million in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in the third quarter and nine months ended September 30, 2003. For the foreseeable future, the tax provision related to any future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets.

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

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	67.4	128.8	66.7	87.8

Gross profit	32.6	(28.8)	33.3	12.2

Selling, general and administrative expense	34.5	33.6	34.2	29.7
Research and development expense	14.1	14.2	14.4	14.4
Restructuring and impairment charges	—	26.1	—	9.0

Operating loss	(16.0)	(102.7)	(15.3)	(40.9)

Interest and other income, net	7.1	5.7	6.3	5.5
Asset write-down	—	—	—	(4.9)

Loss from continuing operations before income taxes	(8.9)	(97.0)	(9.0)	(40.3)

Income tax provision	—	33.6	—	10.3

Loss from continuing operations	(8.9)	(130.6)	(9.0)	(50.6)

Loss from discontinued operations	(0.4)	(20.0)	(2.3)	(10.2)
Cumulative effect of a change in accounting principle	—	—	—	(11.1)

Net loss	(9.3)%	(150.6)%	(11.3)%	(71.9)%

Net Sales

Net sales for the quarter ended September 30, 2003 were $31.5 million, a decrease of 30.8% compared with $45.5 million for the quarter ended September 30, 2002. Net sales for the nine months ended September 30, 2003 were $98.6 million, a decrease of 25.1% compared with $131.6 million for the nine months ended September 30, 2002. The sales decreases for the quarter and nine-month period were due to reductions in sales to the semiconductor equipment and fiber optic communications markets, which have experienced significant downturns from prior year levels, as well as to reductions in net sales to our other end markets due to generally weak macro-economic conditions. The sales decrease for the nine months ended September 30, 2003 was offset in part by the inclusion of a full nine months of MRSI sales, which we acquired in February 2002.

Sales to customers in the semiconductor equipment market for the quarter ended September 30, 2003 were $9.6 million, reflecting a decrease of $7.7 million, or 44.5%, compared with the corresponding prior-year period. Sales to this market for the nine months ended September 30, 2003 were $33.8 million, reflecting a decrease of $15.9 million, or 32.0%, compared with nine months ended September 30, 2002. The decline reflects weakness in demand by semiconductor manufacturers for capital equipment, which led to lower demand for the components, subsystems and robots and turnkey systems we sell to this market. The decline in sales to the semiconductor equipment market for the nine months ended September 30, 2003 was offset in part by the inclusion of a full nine months of sales from MRSI, which we acquired in February 2002.

Sales for the quarter ended September 30, 2003 to our other markets, comprised primarily of research, aerospace and defense, life and health sciences and other end markets we serve were $20.9 million, a decrease of $0.4 million, or 1.9%, compared with the corresponding prior-year period. Sales to these markets for the nine months ended September 30, 2003 were $59.5 million, reflecting a decrease of $7.0 million, or 10.5%, compared with the corresponding prior-year period. The declines were attributable primarily to weak overall macro-economic conditions and a continued decline in sales to industrial customers supporting the telecommunications industry.

Sales to the fiber optic communications market for the quarter ended September 30, 2003 totaled $1.0 million, reflecting a decrease of $5.9 million, or 85.5%, compared with the corresponding prior-year period. Sales to this market for the nine months ended September 30, 2003 totaled $5.3 million, reflecting a decrease of $10.1 million, or 65.6%, compared with the corresponding prior-year period. The declines reflect the continued severe contraction in capital spending in this market.

Domestic sales totaled $22.0 million for the quarter ended September 30, 2003, reflecting a decrease of $10.2 million, or 31.7%, compared with the corresponding prior-year period. Domestic sales totaled $67.6 million for the nine months ended September 30, 2003, reflecting a decrease of $27.3 million, or 28.8%, compared with the corresponding prior-year period. The decreases for the third quarter and nine months ended September 30, 2003 were driven primarily by decreases in sales to the semiconductor equipment market, the fiber optic communications market and our other end markets, due to the factors discussed above. Domestic sales to the semiconductor equipment market for the quarter ended September 30, 2003 were $8.9 million, reflecting a decrease of $7.1 million, or 44.4%, compared with the corresponding prior-year period. Domestic sales to the semiconductor equipment market for the nine months ended September 30, 2003 were $30.0 million, reflecting a decrease of $16.7 million, or 35.8%, compared with the corresponding prior-year period. Domestic sales to the fiber optic communications market for the quarter ended September 30, 2003 were $0.5 million, reflecting a decrease of $3.7 million, or 88.1%, compared with the corresponding prior-year period. Domestic sales to the fiber optic communications market for the nine months ended September 30, 2003 were $3.1 million, reflecting a decrease of $6.2 million, or 66.7%, compared with the corresponding prior-year period. Domestic sales to our other end markets for the quarter ended September 30, 2003 were $12.6 million, reflecting an increase of $0.6 million, or 5.0%, compared with the corresponding prior-year period. Domestic sales to our other end markets for the nine months ended September 30, 2003 were $34.5 million, reflecting a decrease of $4.4 million, or 11.3%, compared with the corresponding prior-year period.

International sales totaled $9.5 million for the quarter ended September 30, 2003, reflecting a decrease of $3.8 million, or 28.6%, compared with the corresponding prior-year period. International sales totaled $31.0 million for the nine months ended September 30, 2003, reflecting a decrease of $5.7 million, or 15.5%, compared with the corresponding prior-year period. The decreases in sales for the third quarter and nine months ended September 30, 2003 were driven primarily by decreases in sales to the fiber optic communications market and our other end markets due to the factors discussed above. The decreases were partially offset by favorable exchange rate changes and increases in sales to semiconductor back-end packaging customers, although the impact of such factors on the sales to each geographic market varies based on the composition of our sales to that geographic market. International sales to the fiber optic communications market were $0.5 million for the quarter ended September 30, 2003, reflecting a decrease of $2.3 million, or 82.1%, compared with the corresponding prior-year period. International sales to the fiber optic communications market were $2.2 million for the nine months ended September 30, 2003, reflecting a decrease of $4.0 million, or 64.5%, compared with the corresponding prior-year period. International sales to our other end markets for the quarter ended September 30, 2003 were $8.3 million, a decrease of $0.8 million, or 8.8%, compared with the corresponding prior-year period. International sales to our other end markets for the nine months ended September 30, 2003 were $24.9 million, a decrease of $2.6 million, or 9.5%, compared with the corresponding prior-year period. International sales to the semiconductor equipment market for the quarter ended September 30, 2003 were $0.7 million, reflecting a decrease of $0.7 million, or 50%, compared with the corresponding prior-year period. International sales to the semiconductor equipment market for the nine months ended September 30, 2003 were $3.9 million, reflecting an increase of $0.9 million, or 30.0%, compared with the corresponding prior-year period.

Geographically, sales to European customers decreased $2.5 million, or 32.1% in the quarter ended September 30, 2003, and decreased $4.5 million, or 20.1% in the nine months ended September 30, 2003, compared with the corresponding prior-year periods. Sales to Pacific Rim customers decreased $1.0 million, or 22.7% in the quarter ended September 30, 2003, and decreased $0.1 million, or 0.9% in the nine months ended September 30, 2003, compared with the corresponding prior-year periods. Third quarter sales to Canadian customers were $0.4 million, a decrease of $0.3 million, or 42.9%, and were $1.4 million for the nine months ended September 30, 2003, a decrease of $0.7 million, or 33.3%, compared with the corresponding prior-year periods. Sales to other international customers were $0.4 million in the third quarter of 2003 and 2002, and were $1.2 million, a decrease of $0.4 million, or 25.0% in the nine months ended September 30, 2003, compared with the corresponding prior-year periods.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Our net sales increased by $0.6 million in the quarter ended September 30, 2003, and by $2.7 million in the nine months ended September 30, 2003 due to fluctuations in the average value of the U.S. dollar relative to foreign currencies compared with the corresponding prior-year periods.

We expect net sales for the fourth quarter of 2003 to increase over the third quarter of 2003 due to increased order flow and higher backlog scheduled to ship in the fourth quarter, primarily in our other markets, comprised primarily of research, aerospace and defense, life and health sciences and other end markets we serve. Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. The general economic recession has constrained capital spending in many of our end markets. The downturn in the fiber optic communications market worsened throughout 2002 and remains weak in 2003, and we expect our orders from and sales to this market to remain depressed until at least 2005. The semiconductor equipment market continues to be constrained by capital spending controls at most major manufacturers, and we expect that any significant recovery in this market may not begin until early in 2004. The precise timing and extent of any recovery from these conditions in the semiconductor equipment and fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results. We expect that our sales to our other markets, comprised primarily of the research, aerospace and defense and life and health sciences markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase in future periods as we increase our penetration of these markets and the life and health science markets in particular.

Gross Margin

Gross margin for the quarter ended September 30, 2003 was 32.6%, compared with a gross margin of negative 28.8% in the corresponding period in 2002. Gross margin for the nine months ended September 30, 2003 was 33.3%, compared with a gross margin of 12.2% in the corresponding period in 2002. Gross margins for both periods in 2002 included a $28.7 million charge to cost of sales for increased inventory reserves, which was part of our overall cost reduction plan. Our overall gross margins in 2003 have been negatively impacted by lower sales volumes and production activity, which offset cost reduction actions that we have implemented over the last 12 months, including facility consolidations and headcount reductions.

In the fourth quarter of 2003, we expect our margins to be negatively impacted by the effect of unabsorbed overhead cost variances. Products in our current inventory were produced during periods in which unabsorbed overhead costs were required to be capitalized into inventory. These variances were capitalized when the inventory was produced and will be charged to cost of sales when the related products are sold. Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in net sales.

Selling, General and Administrative Expense

Selling, general and administrative (SG&A) expense for the quarter ended September 30, 2003 totaled $10.9 million, or 34.5% of net sales, compared with $15.3 million, or 33.6% of net sales for the same period in 2002. SG&A expenses for the nine months ended September 30, 2003 totaled $33.7 million, or 34.2% of net sales, compared with $39.0 million, or 29.7% of net sales for the same period in 2002. SG&A expense in the 2002 periods included $2.5 million of costs incurred in connection with the cost reduction and related initiatives undertaken in the third quarter of 2002. The decreases in SG&A expenses in absolute dollars for both periods were attributable primarily to the effects of our cost reduction efforts. For the nine months ended September 30, 2003, the benefits of our cost reduction actions were offset in part by increases in the first quarter of 2003 from the inclusion of a full quarter of SG&A expense relating to MRSI, which we acquired in February 2002, and for which there was not a full period of costs in the first quarter of 2002, and higher legal expenses incurred in the first quarter of 2003 to protect our intellectual property. We expect that SG&A expense as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development Expense

Research and development (R&D) expense for the quarter ended September 30, 2003 totaled $4.4 million, or 14.1% of net sales, compared with $6.4 million, or 14.2% of net sales, for the corresponding period in 2002. R&D expense for the nine months ended September 30, 2003 totaled $14.2 million, or 14.4% of net sales, compared with $18.9 million, or 14.4% of net sales, for the corresponding period in 2002. The year-over-year decrease in absolute dollars was attributable primarily to reductions in R&D spending in the fiber optic communications area, as well as to our efforts to maximize the focus and efficiency of our R&D efforts, offset in part by the inclusion of a full first quarter of 2003 R&D expenses associated with the operations of MRSI, for which there was not a full period of costs in the first quarter of 2002.

We believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. We expect that R&D expense as a percentage of net sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Interest and Other Income, Net

Interest and other income, net, totaled $2.2 million for the quarter ended September 30, 2003, compared with $2.5 million for the quarter ended September 30, 2002, and totaled $6.2 million in the nine months ended September 30, 2003, compared with $7.2 million in the nine months ended September 30, 2002. The decreases in the third quarter and nine months ended September 30, 2003 were due primarily to lower interest yields on cash and marketable securities, offset in part by higher gains realized from the sale of marketable securities. We expect that our interest income will fluctuate in future periods based on our cash balances, changes in interest rates and the timing of sales of marketable securities.

Asset Write-Down

Two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties during 2002. One manufacturer shut down its operations and liquidated its assets and the second manufacturer filed for bankruptcy protection. As a result, we wrote down these investments to their estimated fair value, resulting in a charge of $6.5 million in the second quarter of 2002. No such charges have occurred in 2003. However, we periodically review the value of all of our minority investments and there can be no assurance that such a charge may not be required in the future.

Income Taxes

The effective tax rate from continuing operations for the quarter ended September 30, 2003, was 0% versus an income tax provision rate of 34.7% for the corresponding prior-year period. The effective tax rate from continuing operations for the nine months ended September 30, 2003 was 0% versus an income tax provision rate of 25.5% for the corresponding prior-year period. The decrease in the tax provision for both 2003 periods resulted from a valuation reserve that we recorded against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in the current periods. For the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve. Any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $12.9 million for the nine months ended September 30, 2003 was primarily attributable to the cash portion of our net loss, a decrease in accrued expenses and accrued restructuring costs and an increase in accounts receivable, offset in part by a decrease in inventory, a decrease in other current assets, and an increase in accounts payable.

Net cash used in investing activities of $19.4 million for the nine months ended September 30, 2003, was attributable to net purchases of marketable securities of $13.6 million, purchases of equity investments and intellectual property of $4.6 million, and net purchases of property, plant and equipment of $1.2 million.

Net cash used in financing activities of $1.6 million for the nine months ended September 30, 2003 was attributable to the repayment of long-term debt of $3.1 million, which includes the early repayment of the outstanding principal balance of $3.0 million owed on our 8.25% senior notes, and repurchases of our common stock of $2.5 million, partially offset by the proceeds from the issuance of common stock in connection with stock option and purchase plans of $4.0 million.

At September 30, 2003, we had cash and cash equivalents of $10.7 million and marketable securities of $253.0 million. These securities are divided into two portfolios, each managed by a professional investment management firm, under the oversight of our senior financial management team and the Investment Committee of our Board of Directors. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Investment Committee. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, as well as changes in interest rates.

At September 30, 2003, we had in place a $5.0 million revolving line of credit expiring December 31, 2003. In October 2003, we amended the line of credit to extend its expiration to December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option, plus an unused line fee of 0.25% per year. At September 30, 2003, there were no balances outstanding under the line of credit, with $4.6 million available under the line, after considering outstanding letters of credit totaling $0.4 million.

In 2003, we purchased a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.7 million. The investment is made up of a $1.2 million common stock component and a $2.5 million preferred stock component. Both amounts are reflected in investments and other assets in the condensed consolidated balance sheet. We are accounting for this investment using the cost method of accounting.

In April 2003, we announced that our board of directors had approved a share repurchase program. The Board authorized us to purchase up to 3.9 million shares, or 10% of our then outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. The repurchase program is expected to utilize a total of between $10 million and $50 million of cash over the next 12 months. We did not make any purchases in the third quarter of 2003. In the nine months ended September 30, 2003, we repurchased 159,732 shares at a cost of $2.5 million.

We believe our current working capital position, together with our expected future cash flows from operations and our existing credit availability, will be adequate to fund operations in the ordinary course of business, anticipated capital expenditures, anticipated repurchases of common stock, debt payment requirements and other contractual obligations, for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 21-27), and there can be no assurance that we will not require additional funding in the future. We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies. However, we continue to evaluate acquisitions of and/or investments in products, technologies or companies that complement our business and may make such acquisitions in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires the primary beneficiary of a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. We do not have any VIEs that would be required to be consolidated or disclosed.

In November 2002 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our financial position or results of operations.

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

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 66.7%, 75.2% and 61.1% of our sales to this market in the nine months ended September 30, 2003, and for the years ended December 31, 2002 and 2001, respectively, and our top two customers accounted for approximately 49.1%, 54.3% and 38.5%, respectively, of our sales to this market in these periods. In 2002, one customer in this market, Applied Materials, Inc., comprised 10.9% of our consolidated net sales for the year. If any of our principal customers discontinues its relationship with us, replaces us as a subsystem vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of semiconductor capital equipment manufacturers dominate this market, it may be particularly difficult for us to replace our customers if we lose their business.

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

Due to the decline in demand for optical components and our customers’ significant excess manufacturing capacity, our sales to this market have declined substantially, and may decline further in the future. While we have significantly reduced the cost structure of our operations serving this market, our ability to reduce these costs further is limited by our plans to continue our investment in certain critical next-generation product technology and to support and service our products. We have in the past and may in the future be required to write off excess or obsolete inventory due and/or other assets to declines in our forecasted sales to this market.

Our component manufacturer customers have experienced severe business declines during this downturn. Several of these customers have ceased operations or announced their intent to exit this market. Others are currently operating at losses and are unable to make meaningful long-term predictions for their recovery, and hence their forecasted requirements for capital equipment. This continuing uncertainty severely limits our ability to predict the timing of any recovery in this market or our sales to this market in future periods.

We face significant risks from doing business in foreign countries.

Our business is subject to risks inherent in conducting business internationally. In the nine months ended September 30, 2003, and for the years ended December 31, 2002 and 2001, our international revenues accounted for approximately 31.2%, 29.1% and 30.4%, respectively, of total net sales, with a substantial portion of sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future. As a result of our international operations, we face various risks, which include:

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

We cannot guarantee that any business that we may acquire will achieve the anticipated revenues and operating results. We have in the past and may in the future choose to close or divest certain acquired companies, which could require us to record losses relating to such closures or divestitures. Any of these risks could materially harm our business, financial condition and results of operations.

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

We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Whenever such claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

Terrorist attacks and military activities have created economic and political uncertainties, contributing to the current global economic downturn. Future acts of terrorism or military action may create additional uncertainties and worsen or delay recovery of the global economy, which could negatively impact our business, financial condition or results of operations.

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

The operating loss from international operations totaled $1.5 million for the three months ended September 30, 2003, and totaled $4.4 million for the nine months ended September 30, 2003. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Swiss franc. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the either the three- or nine-month periods ended September 30, 2003. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $253.0 million at September 30, 2003, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest rate earned on our investment portfolio would not have had a material effect on our net loss for either the three- or nine-month periods ended September 30, 2003.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to Loan Documents, dated August 21, 2003, between the Registrant and Bank of America, N.A.

10.2	Amendment No. 2 to Loan Documents, dated October 27, 2003, between the Registrant and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On July 24, 2003, we filed a Current Report on Form 8-K, disclosing our financial results for the quarter ended June 30, 2003, and our business outlook for the third quarter of 2003. The information was provided under Item 12 of Form 8-K, but furnished under Item 9 of Form 8-K in accordance with the interim guidance issued by the Securities and Exchange Commission in Release No. 33-8216.

On September 24, 2003, we filed a Current Report on Form 8-K, Item 12, updating the guidance that we previously issued with respect to our business outlook for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to Loan Documents, dated August 21, 2003, between the Registrant and Bank of America, N.A.

10.2	Amendment No. 2 to Loan Documents, dated October 27, 2003, between the Registrant and Bank of America, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.