Form 10-K
period 2003-12-31
NEWPORT CORP
filed 2004-03-15
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $0.1167 per share

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

As of January 31, 2004, 39,233,080 shares of the registrant’s sole class of common stock were outstanding. As of January 31, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $575 million, calculated based upon the closing price of our common stock as reported by the Nasdaq Stock Market on June 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

General Description of Business

Newport Corporation is a global supplier of advanced technology products and systems to a wide range of industries, including semiconductor manufacturing and advanced packaging equipment, scientific research, aerospace and defense, life and health sciences and fiber optic communications. We provide:

•	components and integrated subsystems to manufacturers of semiconductor front-end processing equipment;

•	automated systems for semiconductor back-end packaging applications to integrated device manufacturers;

•	a broad array of high-precision components and instruments to commercial, academic and government customers worldwide; and

•	automated and manually operated assembly equipment to manufacturers of fiber optic components.

Our products leverage our expertise in precision robotics and automation, high-precision positioning systems, vibration isolation technology, precision optics, opto-mechanics and photonics instrumentation to enhance the capabilities and productivity of our customers’ manufacturing, engineering and research applications.

For over three decades we have serviced the needs of research laboratories for precision equipment. Since 1991, we have acquired a series of companies to expand our product offerings, technology base and geographic presence. Through these acquisitions and our internal development efforts, we have evolved from a provider of discrete components and instruments for research applications to a company that manufactures both components and integrated systems for research and commercial applications. In particular, during 2001, we acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor equipment industry, and during 2002 we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. Both of these acquisitions significantly increased our product offerings and expertise in these areas. We pursue acquisitions of companies, technologies and complementary product lines that we believe will provide us with key technologies, give us access to new markets or otherwise further our strategic objectives. Conversely, from time to time we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In addition to our presence in the semiconductor industry, we also supply components, instruments and subsystems to a broad range of other markets, including basic and applied scientific research, aerospace and defense and, increasingly, in life and health sciences. Our high-precision component and subsystem products are often incorporated into the products of our customers in these industries, enabling our customers to meet demanding performance requirements. We also provide high-performance components, instruments and subsystems to commercial, academic and governmental research institutions worldwide that engage in research and development activities.

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

Products and Services

We develop and sell a broad range of components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our products are used in mission-critical applications in industries including semiconductor manufacturing, aerospace and defense, life and health sciences and fiber optic device manufacturing. We also provide high-performance components, instruments and subsystems to commercial, academic and governmental research institutions worldwide. We develop, manufacture and market our products within two distinct business segments, Industrial and Scientific Technologies and Advanced Packaging and Automation Systems.

Industrial and Scientific Technologies Division

Our Industrial and Scientific Technologies division’s products and systems are used across a wide range of industrial markets in applications that range from basic research and development activities to high-precision manufacturing. In addition, we sell subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing and life and health sciences applications. The division also offers automated and manually operated equipment used to assemble and test fiber optic telecommunications and data communications devices, addressing applications from pre-test to assembly and packaging to final device testing. Our industrial and scientific products address markets including semiconductor equipment, scientific research, aerospace and defense, life and health sciences and fiber optic communications. We believe that purchasers of our Industrial and Scientific Technologies division’s products develop an appreciation for the quality of our products which makes them more likely to buy integrated, automated systems from us as the need for production and test systems grows. In addition to the products that are developed and manufactured by this division, we also distribute certain products that are developed and manufactured by third parties on a private label basis. This allows us to select best-in-breed products in these product lines, and to maximize the efficiency of our research and development efforts. Our Industrial and Scientific Technologies division’s product lines include:

Category	Products	Applications

Precision Micro-Positioning Devices, Systems and Subsystems

•        Precision air bearing stages

•        Motion systems

•        Linear and rotational stages

•        Elevational devices

•        Actuators

•        Simple and programmable motion controllers for linear stepping and direct current (DC) motors

•        Manual fiber optic positioners

•        Precision positioning of semiconductor wafers for metrology and fabrication

•        Sample sorting and sequencing for DNA research

•        High-precision positioning and motion control apparatus for manufacturing and test applications

•        Tracking and targeting test systems for aerospace and defense applications

•        Precision alignment in fiber optic, telecommunication and laser device assembly

Optics and Optical Hardware

•        Lenses

•        Mirrors

•        Prisms and windows

•        Filters and attenuators

•        Collimators

•        Ultrafast laser optics

•        Beamsplitters and polarization optics

•        Optical systems

•        Optical mounts

•        Bases and brackets

•        Posts and rod systems

•        Laser-to-fiber couplers

•        Educational kits

•        Deep ultraviolet illumination optics for semiconductor lithography

•        Components for research and product development activities

•        Blood cell analysis

•        Laser systems

•        Manual, high-precision alignment of optical instruments

•        Electro-optical research

Category	Products	Applications

Opto-Mechanical Subassemblies and Subsystems	• Fast steering mirrors • Laser beam stabilization modules • Laser beam attenuators • Optics plates • Integrated electro-optical subsystems • Objective lens systems

•        Optical coherence tomography for non-invasive diagnostics

•        Thin film measurement of semiconductor wafers for defect inspection

•        Laser beam stabilization for industrial metrology applications

•        High-speed cell sorting for genomic research

•        Analytical instrumentation for life and health sciences

Photonics Instruments	• Power meters • Laser diode instruments • Optical spectrum analyzers • Photonics test systems • Optical detectors • Spectrometers • Ultrafast laser pulse measurement systems

•        Measure optical power for free space and fiber-directed laser light

•        Temperature and current controllers for maintaining stability of laser diodes

•        Characterization of light emitted by laser diodes, ion lasers and solid state lasers

•        Testing and qualification of optical fibers and passive fiber optic components

•        Environmental detection of hazardous bio-agents

•        Chemical composition analysis

Category	Products	Applications

Vibration Isolation Systems and Subsystems	• Optical benches and support systems • Workstations • Active and passive isolation systems • Honeycomb, granite and rigid structures • Elastomeric mounts

•        Isolated floor for semiconductor lithography equipment

•        Foundation platforms for laser systems

•        Reduction of impact of external forces on high-precision research, manufacturing test and assembly systems

•        Scanning electron microscope/atomic force microscope base isolation

•        Workstation platforms for fiber optic device fabrication

Fiber Optic Device Assembly and Test Systems	• Fiber alignment and attachment systems • Laser diode characterization systems	• Manual to fully automated assembly and packaging of fiber optic components, using welding, soldering and epoxy attachment techniques • Manual to fully automated testing of laser diodes

Subassemblies

We offer subassemblies that are a value-added combination of standard and custom products drawn from the components, optics, motion control and vibration isolation product lines. We combine these items with additional engineering to create more highly integrated products to meet customer needs. These products are often subsystems of our original equipment manufacturer (OEM) customers’ products. We believe that this subassembly capability gives us a significant competitive advantage by differentiating us from competitors that offer a more limited product selection. We have used our capabilities in this area to develop and supply subassemblies to customers in a number of industries, most notably semiconductor equipment and life and health sciences. These products range from low level subassemblies to complete finished products. For example, during 2003 we completed the joint development of a new bioanalyzer for research and drug discovery applications, combining our customer’s expertise in flow cytometry and our expertise in optics, automation and system integration. We manufacture and supply the completed instrument to our customer.

Fiber Optic Device Engineering Services

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

Advanced Packaging and Automation Systems Division

Within the semiconductor industry, the manufacturing of integrated circuits is often divided into two areas – front-end wafer processing and back-end packaging. Our Advanced Packaging and Automation Systems division offers a broad array of automation subsystem products for semiconductor front-end wafer processing applications, and also supplies complete turnkey systems for advanced back-end packaging applications. These high-performance products provide our customers with the speed, accuracy, repeatability and dependability required for high-throughput production environments.

Semiconductor Front-End Technologies

Our Advanced Packaging and Automation Systems division offers a broad array of products for front-end semiconductor process applications, including automated wafer handling subsystems such as atmospheric robots, load ports and wafer alignment stations. In addition, during 2003 we introduced a family of equipment front end modules (EFEMs), which are an integrated combination of our subsystem products. We are a leader in advanced wafer handling robotic systems technologies, and we are committed to developing and manufacturing atmospheric wafer handling robots, load ports and EFEMs that are among the highest performance, most reliable and most cost-effective in the industry.

•	Atmospheric Wafer Handling Robots. We sell a full range of atmospheric robots that automate the handling of semiconductor wafers in the ultra-clean environment of a process or inspection tool. We hold a number of issued and pending patents on state-of-the-art edge-gripping robotic end effectors that are critical to enabling semiconductor equipment manufacturers to efficiently and reliably handle 300-millimeter wafers without contacting the backside of the wafer, an important technique in reducing particle contamination and the resultant yield losses. Our wafer handling robots also feature our patented automated teaching technology, which allows the robot to be programmed more accurately and more consistently, reducing setup time. All of our 300-millimeter wafer handling robots incorporate our patented optical sensing technology in the end effector to maximize the accuracy of the robot while simplifying the setup and calibration process.

•	Load Ports. Our automatic door opener system (ADO) is a load port for 300-millimeter wafers that serves as the physical interface between a process or inspection tool and the fabrication environment, allowing wafers to be efficiently and reliably loaded into the tool while maintaining an ultra-clean environment. The ADO is easy to install, conforms to industry standards, and is compatible with popular wafer transport pods, known in the industry as front-opening universal pods, or FOUPs. We hold a number of issued and pending patents on various features of this technology, including our latchkey opening mechanism, our wafer scanning mechanism and our alignment technique. The ADO provides throughput performance that is among the highest in the industry under Class 1 clean room conditions.

•	Wafer Alignment Stations. Our edge-gripping wafer prealigner is a patented design based on our innovative edge-grip wafer handling technology. This product enables our customers to rapidly and precisely align 300-millimeter wafers prior to insertion into the process or inspection module of the capital equipment, without contacting the backside of the wafer. This reduces losses due to particle contamination of the wafer, helping to improve process yields.

•

Equipment Front End Modules (EFEMs).    In late 2003, we introduced a series of EFEMs to the marketplace. These products combine our wafer handling robots, tracks, load ports and wafer prealigners with additional software and hardware engineering to produce an integrated front end to our customers’ equipment. The EFEMs incorporate the patented automated teaching, wafer scanning and alignment features of our robot and load port products, require no factory adjustment and can be installed on our customers’ equipment in the field.

Advanced Packaging Systems

In February 2002, we acquired MRSI, a leading supplier of automated assembly and dispensing systems to the semiconductor packaging, microwave, aerospace and defense, life and health sciences and fiber optic communications industries. We offer a line of automated chip assembly equipment, including die bonding and flip chip bonding systems, as well as epoxy-dispensing and flip chip underfill systems, that are used to manufacture microwave, optical, radio frequency (RF) and multi-chip modules. Flip chip packaging is one of the fastest growing areas of semiconductor back-end packaging today, due to the strong growth in sales of handheld devices such as wireless PDAs and cellular phones, which increasingly incorporate system-on-a-chip package designs and chip-scale packaging methods to enable reductions in device sizes and improvements in device performance.

•	Automated Assembly Systems. Our MRSI-605 AP Ultra-Precise Assembly Work Cell provides users with a high-speed, high-precision solution for the automated assembly of a variety of microelectronic and optoelectronic devices, such as microwave modules, optical modules, hybrid circuits and multichip modules. We also offer the MRSI-5005 OPTO Optical Assembly Work Cell, which is specially designed to produce extremely precise placements required for certain photonics applications.

•	Automated Dispensing Systems. Our MRSI-175 family of products provides users with high-speed, high-performance solutions for a range of automated dispensing applications. The MRSI-175Ag Conductive Epoxy Dispensing System is designed to provide the process control and dispensing capability required for demanding applications such as microwave modules, optical modules, hybrid circuits, multichip modules, and semiconductor packaging. The MRSI-175UF Underfill Dispensing System is a high-speed, high-accuracy, automated dispenser designed for flip chip underfill applications.

•	Flip Chip Bonding Systems. In September 2003, we introduced our MACH FC Plus Flip Chip Bonder, a high-speed, high-accuracy system for the automated assembly of flip chip devices. The system performs the various process steps of picking, flipping, fluxing, vision alignment and controlled die placement with asynchronous parallel motion, maximizing the system’s throughput. Some of its many advanced features include eight-micron placement accuracy, closed-loop placement force control, a patent-pending flux well and advanced vision and lighting.

Financial information regarding our two business segments, and our operations by geographic area, is included in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-28. A discussion of our net sales by end market and geographic area is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We market and sell our products and services through our domestic and international sales organizations, an international network of independent distributors and sales representatives, technical catalogs and our web site. Our domestic and international sales organizations are comprised of teams of field sales persons, which work closely with strategic account managers and internal sales support personnel based in Irvine, California and in France. Our OEM subsystem and capital equipment customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between our sales personnel and distributors and our engineering staff, and can result in long sales cycles for our subsystem and capital equipment products. As of January 31, 2004, we employed 56 persons in our domestic sales organization, and 51 persons in our international sales organization, located in Canada, France, Germany, Italy, the Netherlands, Singapore, Sweden, Taiwan, and the United Kingdom.

We currently engage 23 independent sales representatives and distributors that actively market and sell our products in certain markets outside of North America. We have written agreements with most of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year and are renewable on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2003.

We also market our standard products through our product catalog and web site. Our principal marketing tool for the scientific market is our comprehensive product catalog, The Newport Resource™. This catalog, numbering approximately 1,300 pages, provides detailed product information as well as extensive technical and applications data. We publish this catalog in English, French, German and Japanese, and mail it to approximately 40,000 existing and potential customers. New product supplements are also distributed between publications. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of January 31, 2004, we had 111 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various divisions to produce innovative technological solutions for the markets we serve. Total research and development expenses were $18.1 million, or 13.5% of net sales, in 2003, $24.4 million, or 14.9% of net sales, in 2002, and $26.1 million, or 9.0% of net sales, in 2001. Research and development expenses attributable to our Industrial and Scientific Technologies division were $9.8 million, or 8.9% of net sales to that segment, in 2003, $10.5 million, or 9.0% of net sales to that segment, in 2002, and $10.6 million, or 5.9% of net sales to that segment, in 2001. Research and development expenses attributable to our Advanced Packaging and Automation Systems division were $8.3 million, or 33.0% of net sales to that segment, in 2003, $13.9 million, or 29.8% of net sales to that segment, in 2002, and $15.5 million, or 14.0% of net sales to that segment, in 2001.

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

Customers

We sell our products to a significant number of customers worldwide, in a wide range of diverse end markets, including semiconductor manufacturing and advanced packaging equipment, scientific research, aerospace and defense, life and health sciences and fiber optic communications. We believe that our diversification in this area minimizes our dependence on any single industry or group of customers. Sales during 2003 to two customers of our Advanced Packaging and Automation Systems division totaled $8.3 million and $3.0 million, respectively, which represented 32.9% and 11.8% of our net sales to that segment for the year, respectively. Sales during 2003 to each of these customers represented less than 10% of our consolidated net sales for the year. Sales during 2003 to one customer of our Industrial and Scientific Technologies division, KLA-Tencor Corporation, totaled $13.8 million, which represented 12.6% of our net sales to that segment for the year, and 10.2% of our consolidated net sales for the year. We believe that our relationships with these customers are good. However, if KLA-Tencor Corporation or any other key customer discontinues or reduces its relationship with us, or suffers downturns in its business, it could have a significant negative impact on our financial results on a short-term basis, and our business and results of operations could be harmed going forward if we are unable to sufficiently expand our customer base to replace the lost business.

Competition

The markets for our products are intensely competitive and characterized by rapidly changing technology. In our industrial and scientific technologies business, our primary competitors are currently Aerotech Inc., Anorad Corporation, Danaher Corporation and Physik Instrumente for our precision motion systems; Kinetic Systems, Inc., Melles Griot, Inc., and Technical Manufacturing Corp. for our vibration isolation products; CVI Laser Corporation, Corning Tropel Corporation, LINOS Photonics, Melles Griot, Inc., New Focus, Inc., OptoSigma Corporation, and Thorlabs, Inc. for our precision optics and opto-mechanical products; AOI Sansho, EXFO Electro-Optical, Inc., Palomar Technologies and Suruga-Seiki Co., Ltd., for our assembly automation systems; and Agilent Technologies, Inc., Ando Corporation, Anritsu Corporation, EXFO Electro-Optical Inc., Keithley Instruments, Inc., and Moritex Corporation for our test and measurement systems.

In the semiconductor market, for front-end processing applications, our primary competitors are currently Asyst Technologies, Inc., Brooks Automation, Inc., Genmark Automation, Inc., Kawasaki Heavy Industries, Ltd., and Yaskawa Electric Corp. for our wafer handling robots; and Asyst Technologies, Inc., Brooks Automation, Inc. and TDK Corporation for our load ports. For semiconductor back-end packaging applications, our primary competitors are Datacon Technology AG, ESEC, F&K Delvotech, and Palomar Technologies, for our automated assembly systems, and Asymtek, Cookson Electronics, Inc., and Protec Co., Ltd. for our dispensing systems.

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

Manufacturing

We assemble, test and package components and systems at domestic manufacturing facilities located in Irvine, California; Richmond, California; North Billerica, Massachusetts; and Chandler, Arizona, and at our international manufacturing facilities in Beaune-la Rolande, France and Brigueuil, France. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontract manufacturers.

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

We have not incurred material expenses related to environmental compliance in past periods, and, due to the nature of our businesses, do not expect to incur such expenses in the future.

Backlog

Our total consolidated backlog of orders totaled $36.3 million and $33.9 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, $33.5 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2004. Orders for many of the products we sell to the semiconductor equipment market, which comprise a significant portion of our sales, are often subject to cancellation or rescheduling by the customer, and we have from time to time experienced significant cancellations and pushouts of orders from these markets, which negatively affected our operating results in those periods. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Investments

In addition to the ownership of subsidiaries detailed in Exhibit 21.1 to this Annual Report on Form 10-K, we from time to time make investments in companies involved in developing products and technologies related to our business, and we currently hold minority ownership interests in a number of small, privately-held companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly those related to our strategic markets, in order to create and expand markets for our products. While financial returns are not our primary goal, our strategic investment program seeks to invest in companies that can succeed and have a positive impact on their markets. During 2003, we invested $3.7 million to acquire 19.9% of NEXX Systems, Inc., a privately-held developer and manufacturer of flip chip processing equipment located in Billerica, Massachusetts, to continue to expand our participation in the flip chip packaging market. At December 31, 2003, the carrying value of our investments totaled $5.4 million.

Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we acquire, our ability to liquidate our investments is limited, and such markets may not develop in the future. In 2002, two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties. Each manufacturer has shut down its business and liquidated its assets. As a result, in 2002 we recorded an asset write-down of $6.5 million relating to these investments. In the event that we are required to write-down the carrying value of one or more of our investments in the future, our earnings could be materially and adversely affected.

Employees

As of January 31, 2004, we had 942 employees worldwide. None of our employees are represented by a union. We believe that our relationships with our employees are good.

Availability of Reports

We make available free of charge on our web site at www.newport.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.

Item 2.    Properties

Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size

Advanced Packaging and Automation Systems	Chandler, Arizona Richmond, California North Billerica, Massachusetts	20,000 square feet 139,000 square feet 48,000 square feet

Industrial and Scientific Technologies	Irvine, California Beaune-la Rolande, France Brigueuil, France	273,000 square feet 86,000 square feet 44,000 square feet

We own a portion of our Beaune-la Rolande, France facility. We lease all other facilities under leases with expiration dates ranging from 2006 to 2030. In addition to these primary facilities, we lease 12 facilities worldwide for administration, research and development, sales and/or service. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate expansion of our operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol NEWP. As of January 31, 2004, we had 1,229 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 31, 2003	$17.57	$14.14
September 30, 2003	19.18	14.02
June 30, 2003	16.67	11.41
March 31, 2003	14.99	10.49
December 31, 2002	14.95	8.96
September 30, 2002	19.40	10.90
June 30, 2002	26.43	14.21
March 31, 2002	27.47	18.50

Dividends

We declared no dividends on our common stock during 2003 or 2002. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Item 6.     Selected Financial Data

The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999. The financial data presented incorporates the results of operations and financial position of Unique Equipment Co. (Unique) and KLI, which merged with Newport in 2000 and 2001, respectively, and the transactions have been accounted for as poolings of interests for all periods presented. This data has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements and associated notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for such periods.

	As of or for the Years Ended December 31,
	2003	2002	2001	2000	1999
(In thousands, except percentages)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales	$134,789	$163,994	$289,963	$262,597	$143,146
Cost of sales (1)	90,746	138,183	192,698	138,539	76,543

Gross profit	44,043	25,811	97,265	124,058	66,603
Selling, general and administrative expense	43,573	50,222	57,311	51,453	33,319
Research and development expense	18,145	24,383	26,073	21,682	14,654
Restructuring, impairment and other charges	1,705	11,883	11,584	—	—
Acquisition and other non-recurring charges	—	—	10,683	—	—

Operating income (loss)	(19,380)	(60,677)	(8,386)	50,923	18,630
Interest and other income (expense), net	8,013	10,269	13,786	6,041	(1,833)
Asset write-down	—	(6,490)	—	—	—

Income (loss) from continuing operations before income taxes	(11,367)	(56,898)	5,400	56,964	16,797
Income tax provision (benefit)	(812)	14,011	1,929	12,936	3,850

Income (loss) from continuing operations	(10,555)	(70,909)	3,471	44,028	12,947
Loss from discontinued operations, net of income taxes	(2,605)	(15,209)	(9,743)	(2,055)	(1,926)
Cumulative effect of a change in accounting principle	—	(14,500)	—	—	—

Net income (loss)	$(13,160)	$(100,618)	$(6,272)	$41,973	$11,021

Percentage of net sales:
Gross profit	32.7%	15.7%	33.5%	47.2%	46.5%
Selling, general and administrative expense	32.3	30.6	19.8	19.6	23.3
Research and development expense	13.5	14.9	9.0	8.3	10.2
Restructuring, impairment and other charges	1.3	7.2	3.9	—	—
Acquisition and other non-recurring charges	—	—	3.7	—	—
Operating income (loss)	(14.4)	(37.0)	(2.9)	19.4	13.0
Income (loss) from continuing operations	(7.9)	(43.2)	1.2	16.8	9.0
Net income (loss)	(9.8)	(61.4)	(2.2)	16.0	7.7

(1)	For 2002 and 2001, includes inventory reserves of $28.7 million and $22.7 million, respectively, discussed in Note 4 of the Notes to Consolidated Financial Statements.

	As of or for the Years Ended December 31,
	2003	2002	2001	2000	1999
(In thousands, except per share and worldwide employment figures)
PER SHARE INFORMATION: (2)
Basic and diluted income (loss) per share:
Earnings (loss) per share, basic:
Income (loss) from continuing operations	$(0.27)	$(1.87)	$0.10	$1.32	$0.42
Loss from discontinued operations, net of income taxes	(0.07)	(0.40)	(0.27)	(0.07)	(0.06)
Cumulative effect of a change in accounting principle	—	(0.38)	—	—	—

Net income (loss)	$(0.34)	$(2.65)	$(0.17)	$1.25	$0.36

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	$(0.27)	$(1.87)	$0.09	$1.23	$0.40
Loss from discontinued operations, net of income taxes	(0.07)	(0.40)	(0.26)	(0.06)	(0.06)
Cumulative effect of a change in accounting principle	—	(0.38)	—	—	—

Net income (loss)	$(0.34)	$(2.65)	$(0.17)	$1.17	$0.34

Shares used in computation of income (loss) per share:
Basic	38,685	37,970	36,405	33,464	30,939
Diluted	38,685	37,970	37,830	35,835	32,075
Dividends paid	$—	$—	$0.01	$0.02	$0.01
Total stockholders’ equity per diluted share	$11.33	$11.76	$13.33	$13.43	$2.65

BALANCE SHEET INFORMATION:
Cash and marketable securities	$267,302	$284,313	$281,601	$306,642	$9,241
Working capital	324,825	333,393	389,318	426,294	51,762
Total assets	468,219	486,338	543,877	557,020	140,292
Total debt (includes obligations under capital leases)	1,884	3,444	9,598	17,130	26,070
Stockholders’ equity	438,409	446,517	489,007	485,965	83,246

MISCELLANEOUS STATISTICS:
Common shares outstanding (2)	39,032	38,560	36,693	36,196	31,413
Annual average worldwide employment	999	1,276	1,515	1,170	868
Sales per employee	$135	$129	$191	$224	$165

(2)	Share and per share amounts have been adjusted to reflect the May 2000 three-for-one stock split.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item contains forward-looking statements that involve risks and uncertainties and our actual results could differ materially from those anticipated in such statements as a result of various factors including those described in “Risks Relating To Our Business” on pages 25-31.

OVERVIEW

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the consolidated financial statements and associated notes.

Acquisitions.    In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, automated assembly and dispensing systems. The transaction was accounted for using the purchase method.

In February 2001, we acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor industry. The KLI acquisition was accounted for using the pooling-of-interests method. Also in February 2001, we acquired Design Technology Corporation (DTC), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The DTC acquisition was accounted for using the purchase method.

This discussion includes the effects of the acquisition of KLI for all years presented and the effects of the acquisitions of MRSI and DTC from their dates of acquisition.

Divestitures.    In March 2002, to more efficiently deploy our resources to those areas that are critical to product development efforts for our strategic markets, our Board of Directors approved management’s plan to sell our Industrial Metrology Systems division (IMSD), including the business of CEJohansson AB, a Sweden-based global supplier of advanced metrology systems that we acquired in December 2000. The sale of the IMSD division was completed in 2002.

In August 2002, to increase the efficiency of our product development and manufacturing efforts, our Board of Directors approved management’s plan to sell our operation in Plymouth, Minnesota, which manufactured high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets and was part of our Industrial and Scientific Technologies division. In the first quarter of 2003, due to the weak response from potential buyers, we shut down the operation and liquidated the majority of the remaining assets.

Both of these divestitures have been accounted for as discontinued operations for all periods presented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations and income tax valuations. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We record revenue after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. For products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, we recognize revenue upon completion of installation. For products that require installation where installation is not essential to functionality and is deemed inconsequential or perfunctory we recognize revenue upon shipment with estimated installation costs accrued. However, if a portion of the revenue is not payable until installation is complete, we defer revenue up to the amount that is not payable. We defer revenues for training until the service is completed. We recognize revenue for extended service contracts through the passage of time.

Our customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. The catalog product must be returned in its original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned.

Accounts Receivable.    We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. We have recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. In 2002, we increased our reserves for uncollectible accounts due to generally weak macro-economic conditions that have caused adverse changes in the financial condition of certain of our customers. If the financial conditions of our customers in the markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances may be required which could adversely affect our operating results.

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

Impairment of Assets and Restructuring Reserves.    We assess the impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. In 2002, two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties. Each manufacturer has shut down its business and liquidated its assets. As a result, we recorded an asset write-down of $6.5 million in 2002 relating to these investments. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

In 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which we adopted on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption we tested our goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1st each year. The 2003 and 2002 annual reviews resulted in no additional impairment of the carrying value of goodwill. At December 31, 2003, we had goodwill of approximately $57.6 million.

During 2002 and 2001, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved restructuring and cost reduction plans designed to bring our operating costs in line with our business outlook at those times. As a result of these plans, we recorded significant reserves in 2002 and 2001. These reserves included estimates pertaining to employee separation costs and facility closure costs. Although we do not anticipate significant changes, the actual costs to settle such liabilities may differ from the amounts estimated.

As a result of our 2002 restructuring plan, we recorded restructuring charges of $3.1 million for employee severance and related termination costs, $9.1 million related to facility consolidations and $0.2 million related to other activities. In addition, we recorded charges of $1.5 million related to closure and consolidation of facilities, and $1.0 million related to consignment and demonstration inventory that we deemed to be obsolete or slow moving, both of which were included in selling, general and administrative expense for 2002. We also established additional reserves for excess and obsolete inventory of $28.7 million, which were included in cost of sales. In 2003, we increased our estimate of the required reserve for facility consolidations by $0.7 million to reflect settlements of our remaining lease obligations for certain leases as well as revised estimates of future sublease income. This amount was reflected in restructuring and other charges for 2003.

In 2001, we recorded restructuring charges of $3.4 million for employee severance and related costs, $9.3 million related to facility consolidations and $1.3 million related to other activities. In addition, we established additional reserves for excess and obsolete inventory of $24.4 million, which were included in cost of sales. The 2001 actions were completed as of December 31, 2002, resulting in an excess restructuring reserve of $0.6 million. This amount was used to reduce the 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

The following table summarizes the activity in the accrued restructuring costs:

	Employee Severance	Facility Consolidation	Other	Total
(In thousands)
Restructuring and asset impairment charges	$3,216	$7,644	$724	$11,584
Cash payments	(979)	(46)	(123)	(1,148)
Non-cash write-offs	(337)	(4,201)	(601)	(5,139)

Accrued restructuring at December 31, 2001	1,900	3,397	—	5,297
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(3,221)	(1,790)	(127)	(5,138)
Non-cash write-offs	—	(5,872)	(196)	(6,068)
Reversal of excess 2001 reserves	—	(550)	—	(550)
Reclassifications	—	(120)	120	—

Accrued restructuring at December 31, 2002	1,758	4,216	—	5,974
Restructuring and asset impairment charges	—	651	—	651
Cash payments	(2,343)	(2,595)	—	(4,938)
Reclassifications	585	(585)	—	—

Accrued restructuring at December 31, 2003	$—	$1,687	$—	$1,687

As of December 31, 2003, 331 employees had been terminated under the 2002 restructuring plan, and all of the accrued employee severance had been paid. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At December 31, 2003 and 2002, $1.1 million and $3.9 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities, and $0.6 million and $2.1 million, respectively, of accrued restructuring costs were included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

Income Taxes.    We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the recorded amounts of the assets and liabilities for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent we cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109), that the ultimate realization of the net deferred tax assets is more likely than not.

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2003 and recorded a valuation allowance against deferred tax assets for the current period. For the foreseeable future, the tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets.

Realization of our deferred tax assets is principally dependent upon our achievement of future taxable income and/or tax planning strategies, the estimation of which requires significant management judgment. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances.

Fiscal Year End.    Effective beginning in the first quarter of 2004, we are changing to a conventional 52/53-week accounting fiscal year. Our fiscal year will end on the Saturday closest to December 31, and our fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, our first, second and third quarters will end on April 3, 2004, July 3, 2004 and October 2, 2004, respectively, and our fiscal year will end on January 1, 2005.

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales For the Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.3	84.3	66.5

Gross profit	32.7	15.7	33.5
Selling, general and administrative expense	32.3	30.6	19.8
Research and development expense	13.5	14.9	9.0
Restructuring, impairment and other charges	1.3	7.2	3.9
Acquisition and other non-recurring charges	—	—	3.7

Operating loss	(14.4)	(37.0)	(2.9)
Interest and other income, net	5.9	6.3	4.8
Asset write-down	—	(4.0)	—

Income (loss) from continuing operations before income taxes	(8.5)	(34.7)	1.9
Income tax provision (benefit)	(0.6)	8.5	0.7

Income (loss) from continuing operations	(7.9)	(43.2)	1.2
Loss from discontinued operations	(1.9)	(9.3)	(3.4)
Cumulative effect of a change in accounting principle	—	(8.9)	—

Net loss	(9.8)%	(61.4)%	(2.2)%

Net Sales.    For 2003, 2002 and 2001, our net sales totaled $134.8 million, $164.0 million and $290.0 million, respectively. Net sales for 2003 decreased $29.2 million, or 17.8%, compared with 2002. The decrease in net sales was principally attributable to reductions in sales to the semiconductor equipment and fiber optic communications markets, both of which experienced significant downturns from 2002 levels, as well as to reductions in sales to our other end markets due to generally weak macro-economic conditions, offset in part by a slight increase in sales to the life and health sciences market. Net sales for 2002 decreased $126.0 million, or 43.4%, compared with 2001. This decrease in net sales resulted primarily from significant reductions in sales to the fiber optic communications and semiconductor equipment markets, offset in part by a slight increase in sales to the aerospace and research markets.

Sales to the semiconductor equipment market were $45.5 million, $61.0 million and $86.6 million for 2003, 2002 and 2001, respectively. Sales to this market in 2003 decreased $15.5 million, or 25.4%, compared with 2002, and sales to this market in 2002 decreased $25.6 million, or 29.6%, compared with 2001. The declines in both periods reflect weakness in demand by semiconductor manufacturers for capital equipment, which led to a significant reduction in demand for the components, subsystems, robots and turnkey systems that we sell to this market. The declines in 2003 and 2002, compared with their respective prior-year periods, were offset in part by the inclusion of sales from MRSI, which we acquired in February 2002.

Sales to our other markets, comprised primarily of research, aerospace and defense, life and health sciences and other end markets we serve were $82.5 million, $86.0 million and $101.2 million for 2003, 2002 and 2001, respectively. Sales to these markets in 2003 decreased $3.5 million, or 4.1%, compared with 2002. Sales to life and health sciences customers in 2003 were higher compared with 2002, but this increase was offset by reductions in sales to other end markets due to weak overall macro-economic conditions and a continued decline in sales to industrial customers supporting the telecommunications industry. Sales to these markets in 2002 decreased $15.2 million, or 15.0%, compared with 2001. Sales to research and aerospace customers in 2002 were higher compared with 2001, but this increase was offset by a significant reduction in sales to industrial customers supporting the telecommunications industry.

Sales to the fiber optic communications market were $6.8 million, $17.0 million and $102.2 million for 2003, 2002 and 2001, respectively. Sales to this market in 2003 decreased $10.2 million, or 60.0%, compared with 2002, and sales to this market in 2002 decreased $85.2 million, or 83.4%, compared with 2001, reflecting the severe contraction in capital spending in this market.

For 2003, 2002 and 2001, domestic sales were $92.3 million, $116.2 million and $201.7 million, respectively. Domestic sales in 2003 decreased $23.9 million, or 20.6%, compared with 2002, driven primarily by decreases in sales to the semiconductor equipment market, the fiber optic communications market and our other end markets due to the factors discussed above. Domestic sales to the semiconductor equipment market for 2003 were $40.9 million, a decrease of $16.2 million, or 28.4%, compared with 2002. Sales to this market in 2002 were $57.1 million, a decrease of $25.6 million, or 31.0%, compared with 2001. Domestic sales to the fiber optic communications market for 2003 were $3.9 million, a decrease of $6.0 million, or 60.6%, compared with 2002. Sales to this market in 2002 were $9.9 million, a decrease of $51.2 million, or 83.8%, compared with 2001. Domestic sales to our other end markets for 2003 were $47.5 million, a decrease of $1.7 million, or 3.5%, compared with 2002. Sales to these markets in 2002 were $49.2 million, a decrease of $8.7 million, or 15.0%, compared with 2001.

International sales totaled $42.5 million, $47.8 million and $88.3 million for 2003, 2002 and 2001, respectively. For 2003, international sales decreased $5.3 million, or 11.1%, due primarily to decreases in sales to the fiber optic communications market and our other end markets due to the factors discussed above. The decrease was partially offset by favorable exchange rate changes and increases in sales to semiconductor back-end packaging customers, although the impact of such factors on the sales to each geographic market varies based on the composition of our sales to that geographic market. For 2002, international sales decreased $40.5 million, or 45.9%, compared with 2001, due primarily to decreases in the fiber optic communications market and our other end markets. International sales to the semiconductor equipment market for 2003 were $4.6 million, an increase of $0.7 million, or 17.9% compared with 2002. Sales to this market in 2002 of $3.9 million were flat compared with 2001. International sales to the fiber optic communications market for 2003 were $2.9 million, a decrease of $4.2 million, or 59.2%, compared with 2002. Sales to this market in 2002 were $7.1 million, a decrease of $34.0 million, or 82.7%, compared with 2001. International sales to our other end markets for 2003 were $35.0 million, a decrease of $1.8 million, or 4.9%, compared with 2002. Sales to these markets in 2002 were $36.8 million, a decrease of $6.5 million, or 15.0%, compared with 2001.

Geographically, sales to European customers were $25.3 million, a decrease of $4.5 million, or 15.1%, compared with 2002. Sales to these customers in 2002 were $29.8 million, a decrease of $25.8 million, or 46.4%, compared with 2001. Sales to Pacific Rim customers were $13.6 million, an increase of $0.4 million, or 3.0%, compared with 2002. Sales to these customers in 2002 were $13.2 million, a decrease of $5.6 million, or 29.8%, compared with 2001. Sales to Canadian customers were $1.9 million, an increase of $0.8 million, or 29.6%, compared with 2002. Sales to these customers in 2002 were $2.7 million, a decrease of $7.8 million, or 74.3%, compared with 2001. Sales to other international customers in 2003 were $1.7 million, a decrease of $0.4 million, or 19.0%, compared with 2002. Sales to these customers in 2002 were $2.1 million, a decrease of $1.3 million, or 38.2% compared with 2001.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Our net sales increased by $4.2 million in 2003 compared with 2002, and increased by $1.6 million in 2002 compared with 2001, due to reductions in the average value of the U.S. dollar relative to foreign currencies compared with the corresponding prior-year periods.

Our business is subject to risks arising from market conditions in the semiconductor equipment and fiber optic communications markets, as well as from general economic conditions. The general softness in economic conditions has constrained capital spending in many of our end markets. The semiconductor equipment market continues to be constrained by capital spending controls at most major manufacturers, though we have seen some increases in orders from customers in this market in recent quarters. The downturn in the fiber optic communications market worsened throughout 2002 and remained depressed in 2003, and we expect our orders from and sales to this market to remain depressed until at least 2005. The precise timing and extent of any recovery from these conditions in the semiconductor equipment and fiber optic communications markets is difficult to predict and represents a significant uncertainty with respect to our future operating results. We expect that our sales to our other markets, comprised primarily of the research, aerospace and defense and life and health sciences markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase in future periods as we increase our penetration of these markets and the life and health sciences market in particular.

Gross Margin.    Gross margin was 32.7%, 15.7% and 33.5% for 2003, 2002 and 2001, respectively. Gross margins for 2002 and 2001 included charges to cost of sales for increased inventory reserves of $28.7 million, or 17.5% of net sales, and $22.7 million, or 7.8% of net sales, respectively, as part of the 2002 and 2001 cost reduction plans discussed previously. Our overall gross margins in 2003 were negatively impacted by previously capitalized underabsorbed overhead costs. Products sold in 2003 were produced during periods in which substantial unabsorbed overhead costs were allocated to inventory. These variances, which were caused primarily by lower sales volume and production activity, were capitalized when the inventory was produced and are charged to cost of sales when the related products are sold. The negative effect of these capitalized variances was partially offset by the cost reduction actions that we implemented during the second half of 2002 and throughout 2003, including facility consolidations and headcount reductions. In addition to the increased inventory reserves charge of $28.7 million, 2002 gross margins were also negatively impacted by underabsorbed overhead costs caused by significantly lower sales volume and lower fixed overhead absorption in 2002, offset in part by lower sales to OEM customers.

In the next several quarters, we expect our margins to be negatively impacted by the effect of unabsorbed overhead cost variances that were capitalized previously. Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in net sales.

Selling, General and Administrative (SG&A) Expense.    SG&A expense totaled $43.6 million, or 32.3% of net sales, $50.2 million, or 30.6% of net sales and $57.3 million, or 19.8% of net sales for 2003, 2002 and 2001, respectively. SG&A expense for 2002 included expenses in the third quarter of $2.5 million, or 1.5% of net sales, for costs incurred in connection with our cost reduction initiatives. SG&A expense for 2001 included $2.5 million of amortization of goodwill, which beginning in 2002, is no longer required to be amortized, but instead is subject to periodic impairment testing, pursuant to SFAS No. 142. The decrease in absolute dollars in 2003 compared with 2002 was attributable primarily to the impact of the significant cost reduction actions we have undertaken in the last 18 months. The benefits of these cost reduction actions were offset in part by the inclusion of a full year of SG&A expense relating to MRSI, which we acquired in February 2002, and for which there was not a full year of costs in 2002, and by higher legal expenses incurred in 2003 to protect our intellectual property. The decrease in expenses in 2002 compared with 2001 resulted from lower variable expenses related to the lower sales volume and from the benefits of our cost reduction measures, offset in part by the addition of SG&A expenses relating to MRSI, for which there was no comparable expense in 2001.

We expect that SG&A as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expenses are fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense.    R&D expense totaled $18.1 million, or 13.5% of net sales, $24.4 million, or 14.9% of net sales and $26.1 million, or 9.0% of net sales for 2003, 2002 and 2001, respectively. R&D expense decreased $6.3 million, or 25.8% in 2003 compared with 2002. This decrease in R&D expense was attributable primarily to reductions in R&D spending in the fiber optic communications area, as well as our efforts to maximize the focus and efficiency of our R&D efforts, offset in part by the inclusion of a full year of R&D expenses associated with the operations of MRSI, for which there was not a full year of costs in 2002. R&D expense declined $1.7 million, or 6.5%, in 2002 compared with 2001 due primarily to our efforts to maximize the focus and efficiency of our R&D efforts, offset by additional R&D spending related to MRSI, for which there was no comparable expense in 2001.

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

Restructuring, Impairment and Other Charges.    Restructuring, impairment and other charges totaled $1.7 million, $11.9 million and $11.6 million for 2003, 2002 and 2001, respectively, of which, $0.7 million, $11.9 million and $11.6 million related to the cost reduction and related initiatives discussed previously. Such charges in 2003 also included $1.0 million of additional severance related to our cost reduction actions taken in 2003 that were not included in the original 2002 restructuring charge.

Acquisition and Other Non-Recurring Charges.    During the first quarter of 2001, we recorded acquisition and other non-recurring charges of $10.7 million. These charges were comprised of $9.2 million for investment banking, legal and accounting fees related to our acquisition of KLI and a charge of $1.5 million related to the acceleration of stock options held by a retiring executive officer.

Interest and Other Income, Net.    Interest and other income, net totaled $8.0 million, $10.3 million and $13.8 million for 2003, 2002 and 2001, respectively. The decrease in 2003 from 2002 was due primarily to lower interest earned due to lower yields on cash and marketable securities. The decrease in 2002 from 2001 was due primarily to lower interest earned due to lower yields on cash and marketable securities, as well as lower interest expense due to lower outstanding debt in 2002. We expect that net interest and other income will fluctuate in future periods based on cash balances, changes in interest rates and the timing of sales of marketable securities.

Asset Write-Down.    Two fiber optic component manufacturers in which we had made minority investments in prior years experienced severe financial difficulties during 2002. Each manufacturer has shut down its operations and liquidated its assets. As a result, we wrote down these investments to their estimated fair value, resulting in a charge of $6.5 million during 2002.

Income Taxes.    Our effective tax rates from continuing operations were 7.1%, (24.6%) and 35.7% for 2003, 2002 and 2001, respectively. In 2003, we recorded an income tax benefit of $0.8 million, compared with a $14.0 million income tax expense in 2002. The income tax benefit in 2003 was attributable to Federal income tax refunds and refundable foreign income tax incentives related to research and development, and to the favorable settlement of various IRS examinations. The income tax expense in 2002 resulted from a valuation allowance that was recorded against a portion of our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in the current periods. For the foreseeable future, the tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $9.8 million in 2003 was primarily attributable to the cash portion of our net loss, cash payments for accrued expenses and other current liabilities of $5.7 million, cash payments for accrued restructuring costs of $4.9 million, and an increase in accounts receivable of $4.2 million, offset in part by a decrease in inventory of $3.5 million, a decrease in other current assets of $1.9 million and an increase in accounts payable of $1.8 million.

Net cash used in investing activities of $23.2 million in 2003 was attributable to net purchases of marketable securities of $16.2 million, purchases of equity investments and intellectual property of $4.6 million, and net purchases of property, plant and equipment of $2.4 million.

Net cash used in financing activities of $0.5 million in 2003 was attributable to the repayment of long-term debt of $3.2 million, which includes the early repayment of the outstanding principal balance of $3.0 million owed on our 8.25% senior notes, and repurchases of our common stock of $4.6 million, offset in part by the proceeds from the issuance of common stock in connection with stock option and purchase plans of $5.3 million, and proceeds of $2.0 million related to a sale/leaseback facility refinancing.

At December 31, 2003, we had cash and cash equivalents of $11.8 million and marketable securities of $255.5 million. Substantially all of our marketable securities are divided into two portfolios, each managed by a professional investment management firm, under the oversight of our senior financial management team and the Investment Committee of our Board of Directors. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Investment Committee. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, as well as changes in interest rates and foreign exchange rates.

At December 31, 2003, we had in place a $5.0 million revolving line of credit expiring December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (1.11% at December 31, 2003) plus 1.5%, at our option, plus an unused line fee of 0.25% per year. At December 31, 2003, there were no balances outstanding under the line of credit, with $4.2 million available under the line, after considering outstanding letters of credit totaling $0.8 million.

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

In April 2003, we announced that our board of directors had approved a share repurchase program authorizing us to purchase up to 3.9 million shares, or 10% of our then-outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. During 2003, we repurchased 285,829 shares at a cost of $4.5 million.

We lease certain of our manufacturing and office facilities and equipment under non-cancelable operating leases.

As of December 31, 2003, we had no material purchase obligations, no long-term debt and no long-term obligations, other than obligations under capital and operating leases. Our capital and operating lease obligations at December 31, 2003 are summarized as follows:

	Capital Leases	Operating Leases	Total Obligations
(In thousands)
Payments Due By Period
2004	$385	$6,385	$6,770
2005	239	5,324	5,563
2006	163	4,636	4,799
2007	163	3,514	3,677
2008	163	2,915	3,078
Thereafter	1,634	5,903	7,537

Total minimum lease payments	2,747	$28,677	$31,424

Less amount representing interest	(863)

Present value of net minimum capital lease payments	$1,884

We believe our current working capital position, together with our expected future cash flows from operations and our existing credit availability, will be adequate to fund operations in the ordinary course of business, anticipated capital expenditures, anticipated repurchases of common stock, debt payment requirements and other contractual obligations, for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 25-31, and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any material capital expenditures. However, we continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. FIN 46 was effective immediately for VIEs created after January 31, 2003. We adopted the provisions of FIN 46, as revised, as of December 31, 2003. We do not have any VIEs that would be required to be consolidated or disclosed.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on our financial position or results of operations.

RISKS RELATING TO OUR BUSINESS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

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

We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters. We believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

We are highly dependent on the semiconductor equipment industry, which is volatile and unpredictable.

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

During industry downturns, our revenues from this market will decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

A limited number of customers account for a significant portion of our sales to the semiconductor market, and we are highly dependent on the success of their products.

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 72.5%, 75.2% and 61.1% of our sales to this market for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, and our top two customers accounted for approximately 51.6%, 54.3% and 38.5%, respectively, of our sales to this market in these periods. In 2003, one customer in this market, KLA-Tencor Corporation, comprised 10.2% of our consolidated net sales for the year. In the back-end packaging portion of this market, two customers constituted substantially all of our sales to this portion during 2003. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment and back-end packaging portions of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Our future growth is dependent on the growth of 300mm semiconductor wafer processes and flip chip packaging.

A significant portion of our expected future subsystem business in the semiconductor capital equipment market is comprised of products for the fabrication of 300mm semiconductor wafers. Wafer fabrication equipment for 300mm wafers is in an early stage of its adoption, and is expected to be driven by the need for the ability to manufacture more semiconductor chips at lower cost. The deployment of such equipment requires a significant capital investment by semiconductor manufacturers, and many semiconductor manufacturers have delayed plans to deploy such equipment until market conditions improve. In addition, recently certain industry analysts have forecasted more conservative capital equipment spending and slower adoption of new technologies by semiconductor manufacturers in future periods. If the demand for capital equipment for 300mm wafers does not increase, or increases more slowly than expected, demand for our subsystem products will likewise be adversely affected, and our business and results of operations could be harmed significantly.

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

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Products in our markets often become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved technology, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, and may fail to have our subsystem products designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.

We market products for the semiconductor capital equipment, scientific research, aerospace and defense, life and health sciences and fiber optic communications markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

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

Our business is subject to risks inherent in conducting business internationally. For the years ended December 31, 2003, 2002 and 2001, our international revenues accounted for approximately 31.5%, 29.1% and 30.4%, respectively, of total net sales, with a substantial portion of sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future. As a result of our international operations, we face various risks, which include:

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

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers to manufacture OEM subassembly products on their behalf. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

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

Because certain of our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors’ products. In addition, because certain of our markets, such as the semiconductor equipment market, are highly cyclical in nature, if we fail to timely introduce new products in advance of an upturn in the market’s cycle, we may be foreclosed from selling products to many customers until the next cycle. As such, our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer. In addition, our products may contain defects or undetected errors. As a result, we could incur substantial expenses in fixing any defects or undetected errors, which could result in damage to our competitive position and harm our business and results of operations.

If we fail to protect our intellectual property and proprietary technology, we may lose our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation and the diversion of our technical and management personnel. For example, we have notified several manufacturers of semiconductor wafer handling robots and load ports that we believe that they are infringing upon certain of our U.S. patents, and may institute litigation against one or more of such companies in the future. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

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

Terrorist attacks and military activities have created economic and political uncertainties, contributing to the recent global economic downturn. Future acts of terrorism or military action may create additional uncertainties and worsen or delay recovery of the global economy, which could negatively impact our business, financial condition or results of operations.

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

Foreign Currency Risk

Operating in international markets involves exposure to movements in currency exchange rates which can sometimes be volatile. The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, may cause us to adjust our financing and operating strategies. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

Our operating loss from international operations totaled $0.6 million and $0.1 million in 2003 and 2002, respectively, and we had operating income from international operations of $12.6 million in 2001. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the year ended December 31, 2003. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $255.5 million at December 31, 2003, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% decline in the interest rate earned on our investment portfolio would have had resulted in a decline in our net income of $0.7 million in 2003.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 14, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-31.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2003 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2004.

Item 11.    Executive Compensation

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2003 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2003 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2004.

Item 13.    Certain Relationships and Related Transactions

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2003 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2004.

Item 14.    Principal Accountant Fees and Services

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2003 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.

See Index to Financial Statements and Schedule on page F-1.

(2) Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1. All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

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

10.2

First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3

Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit Number	Description of Exhibit

10.4

First Amendment to Lease dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5	Second Amendment to Lease dated November 5, 2003, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California.

10.6*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.7*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8*

Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.9*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.10*

Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*

Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12*

Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.13*

Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003).

10.14*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers.

10.15*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman, President and Chief Executive Officer.

10.16*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, Vice President and General Manager, Industrial and Scientific Technologies Division.

10.17*

Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.18

Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description of Exhibit

10.19

Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.20

Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.21

Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.22

Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

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

On October 29, 2003, we filed a Current Report on Form 8-K, Item 12, disclosing our financial results for the quarter ended September 30, 2003, and our business outlook for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

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

SIGNATURE	TITLE	DATE

/s/ ROBERT G. DEUSTER Robert G. Deuster	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ CHARLES F. CARGILE Charles F. Cargile	Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ DANIEL E. DELLA FLORA Daniel E. Della Flora	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2004

/s/ R. JACK APLIN R. Jack Aplin	Director	March 12, 2004

/s/ ROBERT L. GUYETT Robert L. Guyett	Director	March 12, 2004

/s/ MICHAEL T. O’NEILL Michael T. O’Neill	Director	March 12, 2004

/s/ C. KUMAR N. PATEL C. Kumar N. Patel	Director	March 12, 2004

/s/ KENNETH F. POTASHNER Kenneth F. Potashner	Director	March 12, 2004

/s/ RICHARD E. SCHMIDT Richard E. Schmidt	Director	March 12, 2004

/s/ PETER J. SIMONE Peter J. Simone	Director	March 12, 2004

Report of Independent Auditors

The Board of Directors and Stockholders

Newport Corporation

We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    ERNST & YOUNG LLP

Orange County, California

January 26, 2004

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)	Years Ended December 31,
	2003	2002	2001
Net sales	$134,789	$163,994	$289,963
Cost of sales	90,746	138,183	192,698

Gross profit	44,043	25,811	97,265
Selling, general and administrative expense	43,573	50,222	57,311
Research and development expense	18,145	24,383	26,073
Restructuring, impairment and other charges	1,705	11,883	11,584
Acquisition and other non-recurring charges	—	—	10,683

Operating loss	(19,380)	(60,677)	(8,386)
Interest and other income, net	8,013	10,269	13,786
Asset write-down	—	(6,490)	—

Income (loss) from continuing operations before income taxes	(11,367)	(56,898)	5,400
Income tax provision (benefit)	(812)	14,011	1,929

Income (loss) from continuing operations	(10,555)	(70,909)	3,471
Loss from discontinued operations, net of income taxes of $0, $0 and $5,018	(2,605)	(15,209)	(9,743)
Cumulative effect of a change in accounting principle	—	(14,500)	—

Net loss	$(13,160)	$(100,618)	$(6,272)

Loss per share, basic:
Income (loss) from continuing operations	$(0.27)	$(1.87)	$0.10
Loss from discontinued operations, net of income taxes	(0.07)	(0.40)	(0.27)
Cumulative effect of a change in accounting principle	—	(0.38)	—

Net loss	$(0.34)	$(2.65)	$(0.17)

Loss per share, diluted:
Income (loss) from continuing operations	$(0.27)	$(1.87)	$0.09
Loss from discontinued operations, net of income taxes	(0.07)	(0.40)	(0.26)
Cumulative effect of a change in accounting principle	—	(0.38)	—

Net loss	$(0.34)	$(2.65)	$(0.17)

Shares used in computation of loss per share:
Basic	38,685	37,970	36,405
Diluted	38,685	37,970	37,830
Dividends per share	$—	$—	$0.01

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,795	$44,059
Marketable securities	255,507	240,254
Accounts receivable, net of allowance for doubtful accounts of $647 and $753	23,960	18,534
Inventories	54,854	54,964
Prepaid expenses and other current assets	6,000	7,995
Assets of discontinued operations	—	3,840

Total current assets	352,116	369,646
Property and equipment, net	32,734	35,774
Goodwill	57,606	57,529
Deferred income taxes	14,900	15,570
Investments and other assets	10,863	7,819

	$468,219	$486,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,517	$6,213
Accrued payroll and related expenses	7,811	9,900
Accrued expenses and other current liabilities	9,567	14,016
Accrued restructuring costs	1,124	3,910
Obligations under capital leases	272	214
Current portion of long-term debt	—	2,000

Total current liabilities	27,291	36,253
Long-term debt, less current portion	—	1,000
Obligations under capital leases, less current portion	1,612	230
Accrued restructuring costs and other liabilities	907	2,338

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,032,509 and 38,560,409 shares issued and outstanding	4,555	4,500
Capital in excess of par value	440,194	439,466
Deferred stock compensation	(139)	(215)
Accumulated other comprehensive income (loss)	2,952	(1,241)
Retained earnings (deficit)	(9,153)	4,007

Total stockholders’ equity	438,409	446,517

	$468,219	$486,338

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,160)	$(100,618)	$(6,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and non-goodwill amortization	10,238	11,119	12,230
Goodwill amortization	—	—	2,471
Provision for losses on inventories	717	31,981	26,424
Impairment of goodwill	—	14,500	—
Provision for restructuring related charges	652	11,883	11,584
Deferred income taxes, net	670	18,532	(16,286)
Loss on disposal of business segment	—	6,843	—
Asset write-down	—	6,490	—
Tax benefit from stock option exercises	—	—	7,708
Other non-cash items, net	144	1,165	(500)
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts receivable	(4,163)	14,819	27,961
Inventories	2,135	699	(41,423)
Prepaid expenses and other current assets	1,888	3,261	(2,054)
Other assets and liabilities	(72)	(289)	(274)
Accounts payable	1,799	(5,590)	(13,494)
Accrued payroll and related expenses	(2,166)	(3,301)	(238)
Accrued expenses and other current liabilities	(3,515)	186	7,926
Accrued restructuring costs	(4,939)	(5,138)	(1,148)

Net cash provided by (used in) operating activities	(9,772)	6,542	14,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,060)	(6,681)	(19,605)
Proceeds from the sale of business and property and equipment	679	9,872	—
Business acquisitions, net of cash acquired	—	(6,437)	(12,984)
Purchase of marketable securities	(720,651)	(493,205)	(746,174)
Proceeds from the sale of marketable securities	704,507	529,799	762,943
Purchases of equity investments and intellectual property	(4,637)	(2,025)	(1,250)

Net cash provided by (used in) investing activities	(23,162)	31,323	(17,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,214)	(6,536)	(7,502)
Proceeds from sale/leaseback of facility	1,953	—	—
Proceeds from issuance of common stock under employee plans	5,328	4,961	5,242
Cash dividends paid	—	—	(690)
Repurchase of the Company’s common stock	(4,545)	—	—
Other distributions to stockholders	—	—	(3,821)

Net cash used in financing activities	(478)	(1,575)	(6,771)
Impact of foreign exchange rate changes on cash balances	1,148	662	(528)

Net increase (decrease) in cash and cash equivalents	(32,264)	36,952	(9,754)
Cash and cash equivalents at beginning of year	44,059	7,107	16,861

Cash and cash equivalents at end of period	$11,795	$44,059	$7,107

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$199	$425	$1,559
Income taxes paid (refunds received), net	$(3,301)	$1,605	$(4,743)

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Loss and Stockholders’ Equity

(In thousands)	Common Stock		Capital in excess of par value	Deferred stock compensation	Accumulated other comprehensive income (loss)	Retained earnings (deficit)	Total stockholders’ equity
	Shares	Amount
December 31, 2000	36,196	$4,224	$374,895	$(996)	$(7,235)	$115,077	$485,965
Net loss	—	—	—	—	—	(6,272)	(6,272)
Foreign currency translation loss	—	—	—	—	(3,379)	—	(3,379)
Unrealized gain on marketable securities, net of reclassification adjustment (Note 2)	—	—	—	—	1,481	—	1,481

Comprehensive loss							(8,170)
Issuance of common stock under employee plans	493	58	5,184	—	—	—	5,242
Tax benefits from stock option exercises	—	—	7,708	—	—	—	7,708
Grants of restricted common stock, net	4	—	304	(304)	—	—	—
Amortization of deferred compensation	—	—	—	1,007	—	—	1,007
Dividends	—	—	—	—	—	(359)	(359)
Distribution of S-Corp earnings	—	—	—	—	—	(3,821)	(3,821)
Other	—	—	1,435	—	—	—	1,435

December 31, 2001	36,693	4,282	389,526	(293)	(9,133)	104,625	489,007
Net loss	—	—	—	—	—	(100,618)	(100,618)
Foreign currency translation gain	—	—	—	—	6,614	—	6,614
Unrealized gain on marketable securities, net of reclassification adjustment (Note 2)	—	—	—	—	1,278	—	1,278

Comprehensive loss							(92,726)
Acquisition of MRSI	997	116	45,081	—	—	—	45,197
Issuance of common stock under employee plans	870	102	4,859	—	—	—	4,961
Amortization of deferred compensation	—	—	—	78	—	—	78

December 31, 2002	38,560	4,500	439,466	(215)	(1,241)	4,007	446,517
Net loss	—	—	—	—	—	(13,160)	(13,160)
Foreign currency translation gain	—	—	—	—	7,857	—	7,857
Unrealized gain on marketable securities, net of reclassification adjustment (Note 2)	—	—	—	—	(3,664)	—	(3,664)

Comprehensive loss							(8,967)
Issuance of common stock under employee plans	759	88	5,240	—	—	—	5,328
Repurchase of common stock	(286)	(33)	(4,512)	—	—	—	(4,545)
Amortization of deferred compensation	—	—	—	76	—	—	76

December 31, 2003	39,033	$4,555	$440,194	$(139)	$2,952	$(9,153)	$438,409

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization.    Newport Corporation (Newport or the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including semiconductor manufacturing and advanced packaging equipment, scientific research, aerospace and defense, life and health sciences and fiber optic communications. The Company provides components and integrated subsystems to manufacturers of semiconductor front-end processing equipment, automated systems for semiconductor back-end packaging applications to integrated device manufacturers, a broad array of high-precision components and instruments to commercial, academic and government customers worldwide, and automated and manually operated assembly equipment to manufacturers of fiber optic components. The Company’s products leverage its expertise in precision robotics and automation, high-precision positioning systems, vibration isolation technology, precision optics, opto-mechanics and photonics instrumentation to enhance the capabilities and productivity of its customers’ manufacturing, engineering and research applications.

Basis of Presentation.    The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective beginning in the first quarter of 2004, the Company is changing to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year will end on the Saturday closest to December 31, and its fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, the Company’s first, second and third quarters will end on April 3, 2004, July 3, 2004 and October 2, 2004, respectively, and its fiscal year will end on January 1, 2005.

Foreign Currency Translation.    The functional currency for the Company’s international operations is the local currency. Assets and liabilities for these locations are translated into U.S. dollars using current rates of exchange in effect at the balance sheet dates. The resulting translation gains and losses are included as a component of stockholders’ equity. Items of income and expense for the Company’s international locations are translated using the monthly average exchange rates in effect for the period in which the items occur. Realized foreign currency transaction gains and losses are included in the results of operations.

Derivative Instruments.    The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in the statements of operations in interest and other income, net.

Foreign exchange contracts totaled $0.4 million at December 31, 2002. There were no contracts outstanding at December 31, 2003.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Marketable Securities.    The Company considers cash-on-hand and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income (loss) in the accompanying balance sheets.

Accounts Receivable.    The Company estimates the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices outstanding over a certain period of time. The Company has recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on the Company’s historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Inventories.    Inventories are stated at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or market and the Company provides reserves for potentially excess and obsolete inventory. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Reserves are established for inventory levels that exceed expected future demand.

Property and Equipment.    Property and equipment are stated at cost less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. Depreciation is recorded principally on the straight-line method over estimated useful lives of the assets ranging from three to twenty years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term.

Intangible Assets, including Goodwill.    Intangible assets, other than goodwill and trademarks and trade names, are amortized on a straight-line basis over their estimated useful lives as follows:

Intellectual property	3 to 7 years
Other	2 to 15 years

Trademarks and trade names are subject to annual impairment testing and are not amortized.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption the Company tested its goodwill for impairment and recorded an impairment charge, based upon an independent valuation, of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. The Company performs the annual impairment review as of October 1 of each year. The 2003 and 2002 annual reviews resulted in no additional impairment of the carrying value of goodwill. Adjusted net income (loss) and the related income (loss) per share impact of the adoption of SFAS No. 142 is as follows:

(In thousands, except per share amounts)	Years Ended December 31,
	2003	2002	2001
Reported income (loss) from continuing operations	$(10,555)	$(70,909)	$3,471
Add back goodwill amortization	—	—	2,471

Adjusted income (loss) from continuing operations	(10,555)	(70,909)	5,942
Loss from discontinued operations, net of income taxes	(2,605)	(15,209)	(9,743)
Cumulative effect of a change in accounting principle	—	(14,500)	—

Adjusted net loss	$(13,160)	$(100,618)	$(3,801)

Basic loss per share:
Reported income (loss) from continuing operations	$(0.27)	$(1.87)	$0.10
Add back goodwill amortization	—	—	0.07

Adjusted net income (loss) from continuing operations	(0.27)	(1.87)	0.17
Loss from discontinued operations, net of income taxes	(0.07)	(0.40)	(0.27)
Cumulative effect of a change in accounting principle	—	(0.38)	—

Adjusted net loss	$(0.34)	$(2.65)	$(0.10)

Diluted loss per share:
Reported income (loss) from continuing operations	$(0.27)	$(1.87)	$0.09
Add back goodwill amortization	—	—	0.07

Adjusted net income (loss) from continuing operations	(0.27)	(1.87)	0.16
Loss from discontinued operations, net of income taxes	(0.07)	(0.40)	(0.26)
Cumulative effect of a change in accounting principle	—	(0.38)	—

Adjusted net loss	$(0.34)	$(2.65)	$(0.10)

Goodwill, net by reportable segment is as follows:

(In thousands)	December 31,
	2003	2002
Advanced Packaging and Automation Systems	$56,624	$56,624
Industrial and Scientific Technologies (1)	982	905

	$57,606	$57,529

(1) Change between years is due to foreign currency translation.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets.    The Company assesses the impairment of long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. The Company holds minority interests in companies having operations or technologies in areas within or adjacent to its strategic focus, all of which are privately held and whose values are difficult to determine. The Company records an investment impairment charge in any reporting period where it believes an investment has experienced a decline in value that is other than temporary.

Warranty.    Unless otherwise stated, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to certain original equipment manufacturer customers sometimes carry longer warranties. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties as a component of cost of sales at the time revenue for that product is recognized.

Revenue Recognition.    Revenue is recognized after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. Revenue for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products that require installation where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation costs accrued. However, if a portion of the revenue is not payable until installation is complete, the Company defers revenue up to the amount that is not payable. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized over the related contract periods.

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

Advertising.    The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. The Company uses its principal catalog, The Newport Resource™, as its primary marketing tool for the scientific market. The catalog provides detailed product information as well as extensive technical and applications data. The catalog is published in English, French, German and Japanese and is mailed worldwide to approximately 40,000 existing and potential customers. Capitalized catalog costs at December 31, 2003 and 2002 were not material. Advertising costs, including the costs of the Company’s participation at industry trade shows, were $1.7 million, $2.3 million and $3.8 million for 2003, 2002 and 2001, respectively.

Shipping and Handling Costs.    Shipping and handling costs of $1.6 million, $1.8 million and $3.3 million are included in selling, general and administrative expense for 2003, 2002 and 2001, respectively.

Income Taxes.    The Company provides for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the recorded amounts of the assets

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and liabilities of the Company for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109) that the ultimate realization of net deferred tax assets is more likely than not.

Income (Loss) per Share.    Basic income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock, and the dilutive effects of common stock equivalents (restricted stock and stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

Stock-Based Compensation.    The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation expense is recognized for employee stock options with exercise prices equal to the Company’s stock price at date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost for the Company’s stock option and employee stock purchase plans determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123 is presented below:

(In thousands, except per share amounts)	(Unaudited)
	Years Ended December 31,
	2003	2002	2001
Net loss—reported	$(13,160)	$(100,618)	$(6,272)
Employee compensation expense under fair value method	(18,109)	(15,632)	(11,049)

Net loss—pro forma	$(31,269)	$(116,250)	$(17,321)

Basic loss per share—reported	$(0.34)	$(2.65)	$(0.17)
Basic loss per share—pro forma	$(0.81)	$(3.06)	$(0.48)

Diluted loss per share—reported	$(0.34)	$(2.65)	$(0.17)
Diluted loss per share— pro forma	$(0.81)	$(3.06)	$(0.48)

The fair value of each option grant in 2003 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 70.60%; risk-free interest rate of 2.89%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 2002 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 84.50%; risk-free interest rate of 4.16%; expected lives of 5 years; and expected turnover rate of 12.90%. The fair value of each option grant in 2001 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: annualized dividend yield of 0.02%, applicable to grants dated prior to the cancellation of the dividend in August 2001; expected annual volatility of 86.00%; risk-free interest rate of 4.47%; expected lives of 5 years; and expected turnover rate of 12.90%. The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase-in rules and differences in number of grants, stock price and assumptions for future years.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations and income tax valuations.

Reclassifications.    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements.    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest. FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003, for the Company’s interests in all VIEs. The Company does not have any VIEs that would be required to be consolidated or disclosed.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company’s consolidated financial position or results of operations.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 SUPPLEMENTAL	BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consist of the following:

(In thousands)	December 31,
	2003	2002
Cash and cash equivalents	$11,795	$44,059

Marketable Securities:
U.S. government and agency securities	133,893	62,927
Corporate notes and bonds	88,420	82,053
Asset backed securities	30,027	31,777
Certificates of deposit	2,666	9,570
Commercial paper	501	501
Municipal notes and bonds	—	53,426

	255,507	240,254

	$267,302	$284,313

Maturity distribution of the marketable securities at December 31, 2003 is as follows:

(In thousands)	December 31, 2003
0 – 1 Year	$74,640
1 – 2 Years	93,251
2 – 3 Years	47,697
3 – 5 Years	39,919

$255,507

The aggregate fair value of marketable securities with unrealized losses was approximately $83.9 million at December 31, 2003, and the aggregate amount of unrealized losses was approximately $0.3 million at December 31, 2003 all of which have been in an unrealized loss position for less than twelve months.

Inventories

Inventories consist of the following:

(In thousands)	December 31,
	2003	2002
Raw materials and purchased parts	$33,372	$29,360
Work in process	7,463	11,531
Finished goods	14,019	14,073

	$54,854	$54,964

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, net

Property and equipment, net, including assets under capital leases, consists of the following:

(In thousands)	December 31,
	2003	2002
Land	$856	$806
Buildings	7,662	6,663
Leasehold improvements	17,340	17,543
Machinery and equipment	47,493	50,694
Office equipment	19,721	22,720

	93,072	98,426
Less accumulated depreciation	(60,338)	(62,652)

	$32,734	$35,774

Depreciation expense from continuing operations, including the amortization of assets under capital leases, totaled $9.1 million, $9.7 million and $9.8 million for 2003, 2002 and 2001, respectively.

Intangible Assets

Intangible assets, excluding goodwill, consist of the following:

(In thousands)	December 31,
	2003	2002
Intellectual property, net of accumulated amortization of $940 and $364	$3,968	$4,544
Trademarks and trade names	840	840
Other, net	157	227

Intangible assets, net	$4,965	$5,611

Intangible assets, net are included in investments and other assets in the accompanying consolidated balance sheets. Amortization expense related to intangibles for the years ended December 31, 2003, 2002 and 2001 was $0.6 million, $0.4 million and $0.1 million, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2004	$1,183
2005	1,088
2006	909
2007	414
2008	414
Thereafter	117

$4,125

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty Obligations

The activity in accrued warranty obligations is as follows:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Balance at beginning of year	$2,047	$1,664	$467
Additions charged to cost of sales	1,827	3,913	5,261
Warranty claims	(3,068)	(3,530)	(4,064)

Balance at end of period	$806	$2,047	$1,664

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	December 31,
	2003	2002
Accrued income taxes	$3,937	$2,483
Deferred revenue	1,357	2,675
Accrued warranty obligations	806	2,047
Other	3,467	6,811

	$9,567	$14,016

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

(In thousands)	December 31,
	2003	2002
Cumulative foreign currency translation gains (losses)	$2,955	$(4,901)
Unrealized gains (losses) on marketable securities	(3)	3,660

	$2,952	$(1,241)

Comprehensive Loss

The reclassification adjustment included in net unrealized gains on marketable securities that was included in comprehensive loss is as follows:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Unrealized holding period gains (losses) arising during period	$(750)	$3,302	$2,809
Less: reclassification adjustments for gains included in net income	(2,914)	(2,024)	(1,328)

Unrealized gains (losses) on marketable securities, net of reclassification adjustment	$(3,664)	$1,278	$1,481

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Write-Down

Two fiber optic component manufacturers in which the Company had made minority investments in prior years experienced severe financial difficulties during 2002. Each manufacturer has shut down its operations and liquidated its assets. As a result, the Company wrote down these investments to their estimated fair value, resulting in a charge of $6.5 million during 2002.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Interest and dividend income	$6,525	$9,301	$13,314
Gains on sale of marketable securities, net	2,913	2,024	1,328
Portfolio asset management fees	(519)	(701)	(548)
Foreign exchange losses, net	(281)	(527)	(31)
Interest expense	(205)	(437)	(1,028)
Other income (expense), net	(420)	609	751

Total interest and other income, net	$8,013	$10,269	$13,786

NOTE 3    ACQUISITIONS, INVESTMENTS AND DIVESTITURES

Acquisitions.    In February 2002, the Company acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. The transaction was accounted for using the purchase method. The Company’s results of operations for 2002 include the results of operations of MRSI from the date of acquisition on February 15, 2002.

The Company finalized the purchase price allocation for this acquisition in the third quarter of 2002 based on the final valuation of the intangible assets and the final tax accounting. The excess of the purchase price over the net assets acquired of $46.5 million was recorded as goodwill, which is not deductible for tax purposes.

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

$62,015

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain unaudited information assuming the acquisition had occurred on January 1, 2002 is presented below:

(In thousands)	Years Ended December 31,
	2003	2002
Net sales:
Newport	$134,789	$163,994
MRSI (a)	—	1,151

Combined	$134,789	$165,145

Loss from continuing operations:
Newport	$(10,555)	$(70,909)
MRSI (a)	—	(619)

Combined	$(10,555)	$(71,528)

Net loss:
Newport	$(13,160)	$(100,618)
MRSI (a)	—	(619)

Combined	$(13,160)	$(101,237)

Loss per share, basic and diluted:
Newport	$(0.34)	$(2.65)
MRSI (a)	—	(0.01)

Combined	$(0.34)	$(2.66)

Pro forma number of shares used to calculated basic and diluted loss per share:
Newport	38,685	38,093
MRSI (a)	38,685	38,093

In February 2001, the Company acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor industry. The Company issued approximately 3.5 million shares of common stock to the KLI stockholders in the transaction. Also in February 2001, the Company acquired Design Technology Corporation (DTC), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The DTC acquisition was accounted for using the purchase method and the KLI acquisition was accounted for using the pooling-of-interests method. The Company’s results of operations for 2001 include the results of operations of KLI for the full year, and the results of operations of DTC from the date of acquisition in February 2001.

Investments.    In 2003, the Company purchased a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.7 million. The investment is made up of a $1.2 million common stock component and a $2.5 million preferred stock component. Both amounts are reflected in investments and other assets in the consolidated balance sheet. The Company is accounting for this investment using the cost method of accounting.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestitures.    In March 2002, to more efficiently deploy the Company’s resources to those areas that are critical to product development efforts for the Company’s strategic markets, the Company’s Board of Directors approved a plan to sell the Company’s Industrial Metrology Systems division (IMSD), including the business of CEJohansson AB, a Sweden-based global supplier of advanced metrology systems that was acquired in December 2000. The sale of the IMSD division was completed in 2002 for cash of approximately $9.8 million.

In August 2002, to increase the efficiency of the Company’s product development and manufacturing efforts, the Company’s Board of Directors approved a plan to sell the Company’s operation in Plymouth, Minnesota, which manufactured high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets. As a result, the Company recorded an impairment charge of $3.4 million to write down the assets of the Plymouth operation to their estimated fair value of $2.6 million. In the first quarter of 2003, due to the weak response from potential buyers, the Company shut down the operation and liquidated the majority of the remaining assets, which resulted in an additional loss of $0.6 million. This operation was included in the Company’s Industrial and Scientific Technologies division.

Both of these divestitures have been accounted for as discontinued operations for all periods presented.

The net sales and loss before income taxes of divestitures that are included in discontinued operations consist of the following:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Net sales	$2,041	$10,274	$28,906
Loss before income taxes	(2,605)	(15,209)	(14,761)

The estimated and realized losses recognized on divestitures consist of the following:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Realized loss on disposal	$(572)	$(3,428)	$—
Estimated loss on disposal	—	(3,415)	—

NOTE 4    RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2002 Restructuring Plan.    In 2002, in response to the continued protracted downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Board of Directors of the Company approved a restructuring and cost reduction plan to bring its operating costs in line with its business outlook at that time. This plan included restructuring charges of $3.1 million for employee severance and related termination costs and $9.1 million related to facility consolidations and $0.2 million related to other activities. In addition, the Company established additional reserves for excess and obsolete inventory of $28.7 million. Also in connection with this plan the Company incurred $1.5 million of costs related to facility closure and consolidation, and $1.0 million for consignment and demonstration inventory that was deemed to be obsolete or slow moving, both of which are included in selling, general and administrative expenses for 2002.

In 2003, the Company increased the estimate of the required liability for facility consolidations by $0.7 million to reflect settlements of its remaining lease obligations for certain leases as well as revised estimates of future sublease income.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002 as follows:

(In thousands)	Cost of Sales	Restructuring, Impairment and Other Charges	Selling, General and Administrative Expenses	Total
Year ended December 31, 2002
Inventory reserves	$28,686	$—	$—	$28,686
Facility consolidation and severance	—	12,433	—	12,433
Other charges	—	—	2,533	2,533
Reversal of excess 2001 reserves	—	(550)	—	(550)

Total for year ended December 31, 2002	$28,686	$11,883	$2,533	$43,102

Year ended December 31, 2003
Adjustment to facility consolidation estimate	$—	$651	$—	$651

Total for year ended December 31, 2003	$—	$651	$—	$651

Also included in restructuring, impairment and other charges in the accompanying consolidated statement of operations for 2003 was $1.0 million of additional severance cost reduction actions taken in 2003 for employees that were not included in the original 2002 restructuring charge.

The 2002 restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)	Years Ended December 31,
	2003	2002
Advanced Packaging and Automation Systems	$—	$28,967
Industrial and Scientific Technologies	—	13,678
Non-segment related	651	457

	$651	$43,102

2001 Restructuring Plan.    In 2001, the Company established restructuring reserves for the cost reduction actions implemented at that time, which included restructuring charges of $3.4 million for employee severance and related termination costs, $9.3 million related to facility consolidations and $1.3 million related to other activities. In addition, the Company established additional reserves for excess and obsolete inventory of $24.4 million.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring and impairment charges, inventory reserves and other charges are classified in the accompanying consolidated statements of operations for the year ended December 31, 2001 as follows:

(In thousands)	Cost of Sales	Restructuring, Impairment and Other Charges	Selling, General and Administrative Expenses	Discontinued Operations	Total
Inventory reserves	$22,717	$—	$—	$1,676	$24,393
Facility consolidation and severance	—	11,584	—	1,854	13,438
Other charges	710	—	631	—	1,341

	$23,427	$11,584	$631	$3,530	$39,172

The 2001 restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

(In thousands)
Advanced Packaging and Automation Systems	$23,545
Industrial and Scientific Technologies	8,775
Non-segment related	6,852

$39,172

The 2001 actions were completed as of December 31, 2002, resulting in an excess restructuring reserve of $0.6 million. This amount was used to reduce the 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

The following table summarizes the activity in the accrued restructuring costs:

(In thousands)	Employee Severance	Facility Consolidation	Other	Total
Restructuring and asset impairment charges	$3,216	$7,644	$724	$11,584
Cash payments	(979)	(46)	(123)	(1,148)
Non-cash write-offs	(337)	(4,201)	(601)	(5,139)

Accrued restructuring at December 31, 2001	1,900	3,397	—	5,297

Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(3,221)	(1,790)	(127)	(5,138)
Non-cash write-offs	—	(5,872)	(196)	(6,068)
Reversal of excess 2001 reserves	—	(550)	—	(550)
Reclassifications	—	(120)	120	—

Accrued restructuring at December 31, 2002	1,758	4,216	—	5,974

Restructuring and asset impairment charges	—	651	—	651
Cash payments	(2,343)	(2,595)	—	(4,938)
Reclassifications	585	(585)	—	—

Accrued restructuring at December 31, 2003	$—	$1,687	$—	$1,687

As of December 31, 2003, 331 employees had been terminated under the 2002 restructuring plan, and all of the accrued employee severance had been paid. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At December 31, 2003 and 2002, $1.1 million and $3.9 million, respectively, of accrued restructuring costs were expected to be paid within one

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year and are reflected in current liabilities; and $0.6 million and $2.1 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

NOTE 5    LONG-TERM DEBT

Long-term debt includes the following:

(In thousands)	December 31, 2002
8.25% senior notes, maturing May 2004	$3,000
Less current portion	2,000

Long-term debt	$1,000

On April 11, 2003, the Company repaid the outstanding principal balance of $3.0 million owed on its 8.25% senior notes. The loss on the early extinguishment was not material.

Line of Credit

At December 31, 2003, the Company had in place a $5.0 million revolving line of credit expiring December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (1.11% at December 31, 2003) plus 1.5%, at the Company’s option, plus an unused line fee of 0.25% per year. At December 31, 2003, there were no balances outstanding under the line of credit, with $4.2 million available under the line, after considering outstanding letters of credit totaling $0.8 million.

NOTE 6    NET LOSS PER SHARE

The following table sets forth the numerator and denominator used in the computation of net loss per share:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Numerator for basic and diluted net loss per share:
Income (loss) from continuing operations	$(10,555)	$(70,909)	$3,471
Loss from discontinued operations	(2,605)	(15,209)	(9,743)
Cumulative effect of a change in accounting principle	—	(14,500)	—

Net loss	$(13,160)	$(100,618)	$(6,272)

Denominator for basic net loss per share:
Weighted average shares outstanding	38,750	38,036	36,453
Weighted unvested restricted stock outstanding	(65)	(66)	(48)

Denominator for basic net loss per share	38,685	37,970	36,405

Effect of dilutive securities:
Employee stock options	—	—	1,383
Restricted stock	—	—	42

Denominator for diluted net loss per share	38,685	37,970	37,830

Common stock equivalents of 1,254 and 1,487 have been excluded from the denominator for purposes of calculating diluted loss per share for the years ended December 31, 2003 and 2002, respectively, as their inclusion would be antidilutive due to net losses incurred.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases. The Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on increases in the Consumer Price Index.

Future minimum rental commitments under terms of these leases are as follows:

(In thousands)	Capital Leases	Operating Leases	Total Obligations
Payments Due By Period:
2004	$385	$6,385	$6,770
2005	239	5,324	5,563
2006	163	4,636	4,799
2007	163	3,514	3,677
2008	163	2,915	3,078
Thereafter	1,634	5,903	7,537

Total minimum lease payments	2,747	$28,677	$31,424

Less amount representing interest	(863)

Present value of net minimum capital lease payments	$1,884

The Company has subleased several of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases are as follows:

(In thousands)	Operating Leases
Payments Due By Period:
2004	$905
2005	584
2006	411
2007	202
2008	12

Total minimum sublease payments	$2,114

Rental expense from continuing operations under all leases totaled $4.3 million, $6.4 million and $5.4 million, for 2003, 2002 and 2001, respectively.

Sale/Leaseback.    In 2003, the Company completed a sale/leaseback facility refinancing for one of the Company’s facilities, receiving proceeds of $2.0 million. The transaction is accounted for as a capital lease with a term of 15 years. The Company realized a gain of $0.3 million on the transaction, which will be deferred and recognized over the life of the lease.

Concentrations of Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one institution. Substantially all of the Company’s marketable securities are divided into two portfolios, each managed by a professional investment management firm, under the oversight of the Company’s senior financial management team and the Investment Committee of the Company’s Board of Directors. Such portfolio managers invest the funds allocated to them in accordance with the Company’s Investment Policy, which limits the amounts that may be invested with one issuer.

The Company’s customers are concentrated in the semiconductor capital equipment, aerospace and defense, life and health sciences, scientific research and fiber optic communications markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the concentration risk and the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the year ended December 31, 2003, one customer accounted for 10.2% of the Company’s net sales, and accounted for 6.6% of the Company’s gross accounts receivable. For the year ended December 31, 2002, one customer accounted for 10.9% of the Company’s net sales, and accounted for 8.2% of the Company’s gross accounts receivable. No customer accounted for more than 10% of net sales in the year ended December 31, 2001.

Other Contingencies. The Company is currently involved in an arbitration proceeding initiated in November 2003 relating to claims arising out of the Company’s acquisition of MRSI. As part of this arbitration, the Company has made certain claims against the former MRSI shareholders, including misrepresentation and breach of warranty. In addition, the representative of the former MRSI shareholders has made certain claims against the Company, including misrepresentation and breach of warranty, seeking damages of up to $9 million. The Company believes that such claims are without merit, and intends to defend its position vigorously. However, due to the early stage of the proceeding and the fact that no discovery has taken place to date, the Company is unable to predict the outcome of the proceeding. In the event that the arbitration award were to be adverse to the Company, it could result in monetary damages that could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except as stated above, the Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations or financial position or cash flows.

NOTE 8    INCOME TAXES

The provision (benefit) for taxes based on income (loss) from continuing operations consists of the following:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$(709)	$(3,491)	$7,329
State	140	429	2,099
Foreign	(243)	70	4,326

	(812)	(2,992)	13,754
Deferred:
Federal	—	17,299	(9,839)
State	—	—	(1,289)
Foreign	—	(296)	(697)

	—	17,003	(11,825)

Total provision (benefit)	$(812)	$14,011	$1,929

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The provision (benefit) for taxes based on income (loss) from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Income tax provision (benefit) at statutory rate	$(3,978)	$(19,914)	$1,890
Increase (decrease) in taxes resulting from:
Foreign rate variance	(36)	(168)	1,512
Income tax credits	(541)	(3,152)	(995)
Increase (decrease) in valuation allowance	4,562	38,048	(1,763)
Tax exempt income	(247)	(1,118)	(1,076)
Non-deductible acquisition costs	—	—	1,391
Favorable settlement of tax contingency	(505)	—	—
Other, net	(67)	315	970

	$(812)	$14,011	$1,929

Deferred tax assets and liabilities determined in accordance with SFAS No. 109, Accounting for Income Taxes, reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Tax laws measure such amounts and the expected future tax consequences of net operating loss carryforwards.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheets, are as follows:

(In thousands)	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$52,233	$36,576
Accruals and other items not currently deductible for tax purposes	14,387	21,087
Tax credit carryforwards	14,976	14,226
Capital loss carryforwards	3,228	2,421
Valuation allowance	(63,349)	(52,765)

Total deferred tax assets	21,475	21,545

Deferred tax liabilities:
Accelerated depreciation methods used for tax purposes	1,642	1,400
Accruals not currently taxable	1,778	1,579
Purchased intangibles	1,544	1,544
State taxes	1,611	1,452

Total deferred tax liabilities	6,575	5,975

Net deferred tax assets	$14,900	$15,570

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2003, due to uncertainties surrounding the realization of the cumulative federal and state net operating losses sustained during 2003 and 2002, the Company has a valuation allowance against a portion of the gross deferred tax assets.

During 2003, the Internal Revenue Service completed its examination related to the years 1996 and 1997. Based on the favorable conclusion of the examination, the Company recorded a reduction in its tax contingency reserve of approximately $0.5 million.

At December 31, 2003, the Company has federal and state net operating loss carryforwards totaling approximately $145.6 million and $46.6 million, respectively. Federal net operating loss carryforwards begin to expire in 2020, while state net operating loss carryforwards begin to expire in 2010.

The Company has a valuation allowance of $63.3 million against its deferred tax assets as of December 31, 2003. When recognized, $5.7 million of the tax benefits relating to any reversal of the valuation allowance will be accounted for as an increase in stockholders’ equity for certain tax deductions from employee stock options, with the remaining amount as a reduction of income tax expense.

The Company has federal and state income tax credit carryforwards of $15.0 million which expire in years 2005 through 2022. The Company has federal capital loss carryforwards of approximately $7.8 million which expire in 2007.

Undistributed earnings of the Company’s foreign subsidiaries for which no U.S. federal or state liability has been recorded amounted to approximately $4.3 million and $4.5 million at December 31, 2003 and 2002, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

United States and foreign taxable earnings (losses) from continuing operations before income taxes are as follows:

(In thousands)	Years Ended December 31,
	2003	2002	2001
United States	$(10,070)	$(56,732)	$(7,071)
Foreign	(1,297)	(166)	12,471

	$(11,367)	$(56,898)	$5,400

NOTE 9    STOCK PLANS

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

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2002, in connection with the Company’s acquisition of MRSI, the Company’s Board of Directors approved the assumption and conversion of all options to purchase shares of MRSI common stock held by each MRSI optionee into options to purchase the Company’s common stock at the conversion ratio set forth in the Agreement and Plan of Merger relating to such acquisition. The Company granted options to purchase a total of 1,087,541 shares to the former MRSI optionees pursuant to individual nonqualified stock option agreements effective as of the date of the closing of the acquisition. The difference in value between the Company’s stock price at the date of acquisition and the option exercise price is included in the purchase price allocation of MRSI.

The following table summarizes stock option and restricted stock activity for the years ended December 31, 2003, 2002 and 2001:

	Available for Option Grant or Award	Under Plan			Weighted Average Exercise Price of Option
		Restricted Stock	Options	Total
Balance, December 31, 2000	1,595,649	160,539	3,857,817	4,018,356	$16.44
Authorized	5,410,334	—	—	—	—
Granted	(2,539,360)	4,000	2,535,360	2,539,360	34.16
Exercised	—	(130,164)	(387,872)	(518,036)	6.47
Forfeited under prior plans	—	—	(333,686)	(333,686)	43.19
Forfeited	148,602	(1,500)	(147,102)	(148,602)	15.33

Outstanding at December 31, 2001	4,615,225	32,875	5,524,517	5,557,392	23.44
Authorized	1,087,541	—	—	—	—
Granted	(1,386,491)	—	1,386,491	1,386,491	6.75
Exercised	—	(22,375)	(642,392)	(664,767)	5.08
Forfeited under prior plans	—	—	(582,573)	(582,573)	50.89
Forfeited	352,118	—	(352,118)	(352,118)	13.59

Outstanding at December 31, 2002	4,668,393	10,500	5,333,925	5,344,425	18.97
Granted	(1,164,100)	—	1,164,100	1,164,100	11.38
Exercised	—	(8,500)	(593,278)	(601,778)	5.95
Forfeited under prior plans	—	—	(246,858)	(247,233)	62.60
Forfeited	294,183	—	(294,183)	(294,183)	14.76

Outstanding at December 31, 2003	3,798,476	2,000	5,363,706	5,365,331	$16.98

Options Exercisable at:
December 31, 2001				3,279,147	$15.17
December 31, 2002				3,293,405	12.49
December 31, 2003				1,811,934	10.24

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no grants of restricted stock in 2003 and 2002. The weighted average grant-date fair value of restricted stock granted in 2001 was $75.75 per share.

The weighted average per share fair value of options granted in 2003, 2002 and 2001 was $7.23, $19.88 and $23.99 respectively.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$ 1.24 – $ 2.71	444,560	$1.79	4.0	444,560	$1.79
2.92 – 6.52	1,413,395	4.17	3.9	1,413,395	4.17
7.47 – 16.71	2,665,961	12.65	7.8	984,124	13.66
17.48 – 39.66	291,850	26.55	7.6	108,261	27.81
40.21 – 87.63	478,740	68.79	6.8	276,720	69.10
100.00 – 163.63	69,200	143.80	6.5	52,087	143.89

$ 1.24 – $163.63	5,363,706	$16.98	6.3	3,279,147	$15.17

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is the lower of 85% of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan, originally established on January 1, 1995, was amended and restated effective April 1, 2003, extending the term of the Plan for a period of ten (10) years expiring March 31, 2013, and increasing the number of shares of common stock authorized for issuance thereunder by an additional 2,000,000. The amended and restated Purchase Plan was approved by the Company’s Board of Directors in March 2003 and was approved by the stockholders in May 2003. An aggregate of 3,950,000 shares of common stock were authorized for issuance under the Purchase Plan. There were 163,151, 206,200 and 165,049 shares issued under the Purchase Plan during 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had reserved 9,162,182 shares of common stock for future issuance under its stock option plans and assumed stock options and 2,069,546 shares under the Purchase Plan.

NOTE 10    STOCKHOLDER EQUITY TRANSACTIONS

In April 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. During 2003, the Company repurchased 285,829 shares at a cost of $4.6 million.

NOTE 11    FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable Securities

Marketable securities are classified as available for sale and are carried at fair value in the accompanying balance sheet. The fair values are based upon quoted market prices.

Foreign Exchange Contracts

The estimated fair value of the foreign exchange contracts are based upon the estimated net amount required to terminate the position, taking into consideration changes in exchange rates.

Other Investments

Included in investments and other assets in the accompanying balance sheets are other long-term investments carried at cost, which approximates estimated fair value.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows:

(In thousands)	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,795	$11,795	$44,059	$44,059
Marketable securities	255,507	255,507	240,254	240,254
Other investments	3,912	3,912	76	76
Long-term debt	—	—	3,000	3,000
Foreign exchange contracts	—	—	(8)	(8)

NOTE 12    DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $2.0 million, $2.7 million and $3.1 million for 2003, 2002 and 2001, respectively.

NOTE 13    BUSINESS SEGMENT INFORMATION

The Company is organized into two business segments: Industrial and Scientific Technologies (ISTD) and Advanced Packaging and Automation Systems (APAS).

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ISTD division’s products are used across a wide range of industrial markets in applications that range from basic research and development activities to high-precision manufacturing. In addition, the Company sells subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing. The Company’s industrial and scientific products address a wide range of markets, including semiconductor equipment, life and health sciences, aerospace and defense, scientific research and fiber optic communications. The division also offers automated and manually operated equipment used to assemble and test fiber optic telecommunications and data communications devices, addressing applications from pre-test to assembly and packaging to final device testing.

The APAS division offers a broad array of automation subsystem products for semiconductor front-end wafer processing applications, and also supplies complete turnkey systems for advanced packaging applications in the semiconductor back-end packaging, microwave, aerospace and defense, life and health sciences and fiber optic communications industries.

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, interest expense, income taxes, and restructuring and other non-recurring charges.

Selected segment financial information for the Company’s reportable segments for the years ended December 31, 2003, 2002 and 2001 follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total
Year ended December 31, 2003
Sales to external customers	$109,659	$25,130	$134,789
Depreciation and amortization	4,880	3,138	8,018
Segment income (loss)	8,613	(14,646)	(6,033)
Segment assets	105,636	88,122	193,758
Expenditures for long-lived assets	2,216	1,154	3,370

Year ended December 31, 2002
Sales to external customers	$117,530	$46,464	$163,994
Depreciation and amortization	5,281	1,919	7,200
Segment income (loss), including $12.2 million and $19.0 million of inventory reserves and other costs described in Note 4, for ISTD and APAS, respectively	1,410	(40,907)	(39,497)
Segment assets	95,647	89,754	185,401
Expenditures for long-lived assets	5,479	2,829	8,308

Year ended December 31, 2001
Sales to external customers	$179,023	$110,940	$289,963
Depreciation and amortization	5,275	3,880	9,155
Segment income (loss), including $8.0 million and $14.7 million of inventory reserves and other costs described in Note 4, for ISTD and APAS, respectively	33,741	(5,793)	27,948
Segment assets	107,228	80,683	187,911
Expenditures for long-lived assets	6,429	8,971	15,400

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

(In thousands)	As of or for the Years Ended December 31,
	2003	2002	2001
Segment income (loss)	$(6,033)	$(39,497)	$27,948
Unallocated operating expenses	(11,642)	(9,297)	(14,067)
Unallocated restructuring, impairment and other charges	(1,705)	(11,883)	(11,584)
Unallocated acquisition and other non-recurring charges	—	—	(10,683)
Interest and other income, net	8,013	10,269	13,786
Asset write-downs	—	(6,490)	—

Consolidated income (loss) from continuing operations before income taxes	$(11,367)	$(56,898)	$5,400

Depreciation and amortization:
Depreciation and amortization for reportable segments	$8,018	$7,200	$9,155
Depreciation and amortization for discontinued operations	227	463	852
Depreciation and amortization for assets held at corporate	1,993	3,456	4,694

Total depreciation and amortization	$10,238	$11,119	$14,701

Assets of reportable segments	$193,758	$185,401	$187,911
Assets of discontinued operations	—	3,840	40,222
Assets held at corporate, primarily cash and cash equivalents, marketable securities and deferred tax assets	274,461	297,097	315,744

Total assets	$468,219	$486,338	$543,877

Expenditures for long-lived assets for reportable segments	$3,370	$8,308	$15,400
Expenditures for long-lived assets for discontinued operations	—	—	1,308
Expenditures for assets held at corporate	490	398	2,897

Total expenditures for long-lived assets	$3,860	$8,706	$19,605

Selected financial information for the Company’s operations by geographic area is as follows:

(In thousands)	Years Ended December 31,
	2003	2002	2001
Geographic area net sales:
United States	$92,298	$116,236	$201,659
Europe	25,346	29,761	55,582
Pacific Rim	13,548	13,233	18,766
Other	3,597	4,764	13,956

	$134,789	$163,994	$289,963

Geographic area long-lived assets:
United States	$86,112	$90,071	$48,558
Europe	8,877	8,519	6,068
Other	316	333	903

	$95,305	$98,923	$55,529

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14    SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003:
Net sales	$33,304	$33,781	$31,479	$36,225
Gross profit (loss)	11,050	11,544	10,260	11,189
Loss before change in accounting principle (3)	(5,869)	(2,352)	(2,925)	(2,014)
Basic loss per share (1)	(0.15)	(0.06)	(0.08)	(0.05)
Diluted loss per share (1)	(0.15)	(0.06)	(0.08)	(0.05)
Net loss	(5,869)	(2,352)	(2,925)	(2,014)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2002:

Net sales	$43,018	$43,021	$45,521	$32,434
Gross profit (loss) (2)	13,686	15,409	(13,089)	9,805
Loss before change in accounting principle (3)	(4,167)	(7,351)	(68,561)	(6,039)
Basic loss per share (1)	(0.11)	(0.19)	(1.79)	(0.16)
Diluted loss per share (1)	(0.11)	(0.19)	(1.79)	(0.16)
Net loss	(18,667)	(7,351)	(68,561)	(6,039)

(1)	Loss per share are computed independently for each of the quarters presented for loss before cumulative effect of change in accounting principle. Therefore, the sum of the quarterly per share information may not equal the annual loss per share.
(2)	In the three months ended September 30, 2002, the Company recorded $43.1 million for restructuring and impairment charges and inventory reserves, as discussed in Note 4 of the Notes to the Consolidated Financial Statements.
(3)	The Company recorded a $14.5 million cumulative effect of adopting SFAS No. 142 in the first quarter of 2002, as discussed in Note 1 of the Notes to the Consolidated Financial Statements.

NEWPORT CORPORATION

Schedule II

Consolidated Valuation Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Write-Offs (1)	Other Charges Add (Deduct) (2)	Balance at End of Period
Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$753	$277	$(430)	$47	$647
Reserve for inventory obsolescence	33,955	717	(15,290)	685	20,067

Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	1,336	925	(1,548)	40	753
Reserve for inventory obsolescence	17,792	28,681	(12,916)	398	33,955

Year Ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	677	1,133	(435)	(39)	1,336
Reserve for inventory obsolescence	4,971	24,087	(11,266)	—	17,792

(1)	Amounts are net of recoveries.
(2)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the effects of acquisitions, and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Restated Articles of Incorporation of the Registrant filed November 19, 1987 (incorporated by reference to exhibit in the Registrant’s 1987 Proxy Statement).

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

10.2

First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3

Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.4

First Amendment to Lease dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5		Second Amendment to Lease dated November 5, 2003, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California.

10.6	*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.7	*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	*

Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.9	*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.10	*

Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	*

Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number		Description of Exhibit
10.12	*

Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.13	*

Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003).

10.14	*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers.

10.15	*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman, President and Chief Executive Officer.

10.16	*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, Vice President and General Manager, Industrial and Scientific Technologies Division.

10.17	*

Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.18

Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.19

Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.20

Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.21

Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.22

Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

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