Form 10-Q
period 2004-04-03
NEWPORT CORP
filed 2004-05-04
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

As of April 23, 2004, 39,350,154 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2004	March 31, 2003
Net sales	$42,399	$33,304
Cost of sales	28,151	22,254

Gross profit	14,248	11,050
Selling, general and administrative expense	10,990	11,552
Research and development expense	3,825	4,988

Operating loss	(567)	(5,490)
Interest and other income, net	1,508	1,573

Income (loss) from continuing operations before income taxes	941	(3,917)
Income tax benefit	(200)	—

Income (loss) from continuing operations	1,141	(3,917)
Loss from discontinued operations, net of income tax	—	(1,952)

Net income (loss)	$1,141	$(5,869)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.10)
Loss from discontinued operations	—	(0.05)

Net income (loss)	$0.03	$(0.15)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.10)
Loss from discontinued operations	—	(0.05)

Net income (loss)	$0.03	$(0.15)

Shares used in computation of net income (loss) per share:
Basic	39,168	38,516
Diluted	41,413	38,516

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	April 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,210	$11,795
Marketable securities	249,573	255,507
Accounts receivable, net of allowance for doubtful accounts of $583 and $647	27,239	23,960
Inventories	55,300	54,854
Prepaid expenses and other current assets	6,033	6,000

Total current assets	354,355	352,116

Property and equipment, net	31,246	32,734
Goodwill	57,606	57,606
Deferred income taxes	14,900	14,900
Investments and other assets	11,297	10,863

	$469,404	$468,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,057	$8,517
Accrued payroll and related expenses	7,300	7,811
Accrued expenses and other current liabilities	8,362	9,567
Accrued restructuring costs	695	1,124
Obligations under capital leases	269	272

Total current liabilities	25,683	27,291

Obligations under capital leases, less current portion	1,492	1,612
Accrued restructuring costs and other liabilities	703	907

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,335,107 and 39,032,509 shares issued and outstanding	4,590	4,555
Capital in excess of par value	442,158	440,194
Deferred stock compensation	(117)	(139)
Accumulated other comprehensive income	2,907	2,952
Retained deficit	(8,012)	(9,153)

Total stockholders’ equity	441,526	438,409

	$469,404	$468,219

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,141	$(5,869)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,299	2,485
Provision for losses on inventories	151	616
Other non-cash items, net	(125)	(125)
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,424)	(2,538)
Inventories	(252)	1,159
Prepaid expenses and other current assets	(40)	1,991
Other assets and liabilities	(159)	82
Accounts payable	660	807
Accrued payroll and related expenses	(437)	(2,495)
Accrued expenses and other current liabilities	(1,224)	(1,964)
Accrued restructuring costs	(623)	(1,422)

Net cash used in operating activities	(2,033)	(7,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(686)	(670)
Purchase of marketable securities	(109,920)	(145,040)
Proceeds from the sale of marketable securities	115,594	122,956
Purchase of equity investments and intellectual property	(410)	(1,550)

Net cash provided by (used in) investing activities	4,578	(24,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(74)	(69)
Proceeds from the issuance of common stock under employee plans	1,999	758

Net cash provided by financing activities	1,925	689
Impact of foreign exchange rate changes on cash balances	(55)	128

Net increase (decrease) in cash and cash equivalents	4,415	(30,760)
Cash and cash equivalents at beginning of period	11,795	44,059

Cash and cash equivalents at end of period	$16,210	$13,299

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$41	$16
Income tax paid (refunds received), net	$(125)	$(511)

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

1. Basis of Presentation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim period are not necessarily indicative of results for the full year ending January 1, 2005. The December 31, 2003 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Effective beginning in the first quarter of 2004, the Company has changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year will end on the Saturday closest to December 31, and its fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, the Company’s first quarter ended on April 3, 2004, and its second and third quarters will end on July 3, 2004 and October 2, 2004, respectively, and its fiscal year will end on January 1, 2005. As a result of this change, the first quarter of 2004 consisted of 94 days, compared with 90 days in the first quarter of 2003. The effect of the additional days did not have a material effect on the Company’s results of operations for the first quarter of 2004.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Revenue Recognition

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

3. Accounts Receivable

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

4. Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and, accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in the statements of operations in interest and other income, net.

There were no foreign exchange contracts outstanding at December 31, 2003 or April 3, 2004.

5. Income Taxes

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of April 3, 2004, due to uncertainties surrounding the realization of the cumulative federal and state net operating losses sustained during 2003 and 2002, the Company has recorded a valuation allowance against a portion of the gross deferred tax assets.

6. Discontinued Operations

In March 2003, the Company shut down its Plymouth, Minnesota operation and liquidated the majority of the remaining assets. Results for the first quarter of 2003 include the treatment of the Company’s former metrology business and its Minnesota operation as discontinued operations, reflecting the completed divestitures of those operations.

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

Inventories consist of the following:

(In thousands)	April 3, 2004	December 31, 2003
Raw materials and purchased parts	$31,925	$33,372
Work in process	8,966	7,463
Finished goods	14,409	14,019

Total inventories	$55,300	$54,854

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

8. Warranty

Unless otherwise stated in the Company’s product literature, or in its agreements with customers, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003
Balance at beginning of year	$806	$2,047
Additions charged to cost of sales	522	380
Warranty claims	(316)	(1,020)

Balance at end of period	$1,012	$1,407

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

9. Accrued Restructuring Costs

As of April 3, 2004, $1.1 million of facility-related accruals remained under the Company’s 2002 restructuring plan. All severance actions were completed in 2003 and a total of 331 employees were terminated under this plan.

The following table summarizes the Company’s accrued restructuring costs:

(In thousands)	Facility Consolidation
Balance at December 31, 2003	$1,687
Cash payments	(623)

Balance at April 3, 2004	$1,064

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At April 3, 2004 and December 31, 2003, $0.7 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $0.4 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

10. Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003
Interest and dividend income	$1,294	$1,966
Gains on sales of marketable securities, net	312	216
Bank and portfolio asset management fees	(132)	(217)
Foreign exchange gains (losses), net	57	(118)
Interest expense	(41)	(75)
Other income (expense), net	18	(199)

Total interest and other income, net	$1,508	$1,573

11. Accumulated other comprehensive income and comprehensive income (loss)

Accumulated other comprehensive income consists of the following:

(In thousands)	April 3, 2004	December 31, 2003
Cumulative foreign currency translation gains	$2,511	$2,955
Unrealized gains (losses) on marketable securities	396	(3)

	$2,907	$2,952

The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003
Net income (loss)	$1,141	$(5,869)
Foreign currency translation gain (loss)	(444)	1,583
Unrealized holding period gains arising during period	711	253
Less: reclassification adjustments for gains included in net income	(312)	(216)

Comprehensive income (loss)	$1,096	$(4,249)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

12. Net Income (Loss) Per Share

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

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$1,141	$(3,917)
Loss from discontinued operations	—	(1,952)

Net income (loss)	$1,141	$(5,869)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	39,232	38,581
Weighted unvested restricted stock outstanding	(64)	(65)

Denominator for basic net income (loss) per share:	39,168	38,516

Effect of dilutive securities:
Employee stock options	2,181	—
Restricted stock	64	—

Denominator for diluted net income (loss) per share:	41,413	38,516

Common stock equivalents of 1,725 have been excluded from the denominator for purposes of calculating diluted loss per share for the quarter ended March 31, 2003, as their inclusion would be antidilutive due to net losses incurred.

13. Stock Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148) and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation expense is recognized for employee stock options with exercise prices equal to the Company’s stock price at date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares, are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost related to the Company’s stock option and employee stock purchase plans determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 148 and SFAS No. 123 are presented below:

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

	Three Months Ended
(In thousands, except per share data)	April 3, 2004	March 31, 2003
Net income (loss) – reported	$1,141	$(5,869)
Employee compensation expense under fair value method	(3,647)	(4,396)

Net loss – pro forma	$(2,506)	$(10,265)

Basic net income (loss) per share – reported	$0.03	$(0.15)
Basic net loss per share – pro forma	$(0.06)	$(0.27)

Diluted net income (loss) per share – reported	$0.03	$(0.15)
Diluted net loss per share – pro forma	$(0.06)	$(0.27)

Shares used in computation of net income (loss) per share:
Basic	39,168	38,516
Diluted – reported	41,413	38,516
Diluted – pro forma	39,168	38,516

For purposes of reporting diluted net loss – pro forma per share, for the quarter ended April 3, 2004, common stock equivalents of 2,245 have been excluded from the denominator, as their inclusion would be antidilutive due to the pro forma net loss incurred. Common stock equivalents of 1,725 have been excluded from the denominator for purposes of calculating diluted net loss and diluted net loss – pro forma per share for the quarter ended March 31, 2003, as their inclusion would be antidilutive due to net losses incurred.

The fair value of each option grant in 2004 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 70.60%; risk-free interest rate of 3.18%; expected life of 5 years; and expected turnover rate of 12.90%.

14. Segment Reporting

The Company has two reportable business segments: Industrial and Scientific Technologies (ISTD) and Advanced Packaging and Automation Systems (APAS). Selected segment financial information follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total
Three Months Ended April 3, 2004:
Sales to external customers	$34,288	$8,111	$42,399
Segment income (loss)	2,984	(1,008)	1,976

Three Months Ended March 31, 2003:
Sales to external customers	$27,607	$5,697	$33,304
Segment income (loss)	1,011	(3,531)	(2,520)

In the first quarter of 2004, the Company reclassified certain fiber optic communications product lines from its APAS Division to its ISTD Division. All prior periods have been restated to reflect this change in business segment.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 3, 2004

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003
Segment income (loss)	$1,976	$(2,520)
Unallocated operating expenses	(2,543)	(2,970)
Interest and other income, net	1,508	1,573

Income (loss) from continuing operations before income taxes	$941	$(3,917)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended April 3, 2004 and March 31, 2003

INTRODUCTORY NOTE

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 20 through 26 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three-month periods ended April 3, 2004 and March 31, 2003. This discussion should be read in conjunction with the financial statements and associated notes.

DISCONTINUED OPERATIONS

In March 2003, we shut down our Plymouth, Minnesota operation and liquidated the majority of the remaining assets. Results for the first quarter of 2003 include the treatment of our former metrology business and our Minnesota operation as discontinued operations, reflecting the completed divestitures of those operations.

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

Revenue Recognition

We record revenue after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. For products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, we recognize revenue upon completion of installation. For products that require installation where installation is not essential to functionality and is deemed inconsequential or perfunctory we recognize revenue upon shipment with estimated installation costs accrued. However, if a portion of the revenue is not payable until installation is complete, we defer revenue equal to the amount that is not payable. We defer revenues for training until the service is completed. We recognize revenue for extended service contracts through the passage of time.

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

Impairment of Assets Restructuring Reserves

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We perform annual impairment tests of our goodwill and other intangibles in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1st each year. The 2003 and 2002 annual reviews resulted in no additional impairment of the carrying value of goodwill. At April 3, 2004, we had goodwill of approximately $57.6 million.

Restructuring Reserves

As of April 3, 2004, $1.1 million of facility-related accruals remained under our 2002 restructuring plan. We completed all severance actions in 2003 and we terminated a total of 331 employees under this plan.

The following table summarizes our accrued restructuring costs:

(In thousands)	Facility Consolidation
Balance at December 31, 2003	$1,687
Cash payments	(623)

Balance at April 3, 2004	$1,064

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At April 3, 2004 and December 31, 2003, $0.7 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $0.4 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

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

Fiscal Year End

Effective beginning in the first quarter of 2004, we have changed to a conventional 52/53-week accounting fiscal year. Our fiscal year will end on the Saturday closest to December 31, and our fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, our first quarter ended on April 3, 2004, and our second and third quarters will end on July 3, 2004 and October 2, 2004, respectively, and our fiscal year will end on January 1, 2005. As a result of this change, the first quarter of 2004 consisted of 94 days, compared with 90 days in the first quarter of 2003 and the following quarterly comparisons are subject to this variance. The effect of the additional days did not have a material effect on our results of operations for the first quarter of 2004.

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 3, 2004	March 31, 2003
Net sales	100.0%	100.0%

Cost of sales	66.4	66.8

Gross profit	33.6	33.2

Selling, general and administrative expenses	25.9	34.7
Research and development expense	9.0	15.0

Operating loss	(1.3)	(16.5)

Interest and other income, net	3.5	4.7

Income (loss) from continuing operations before income taxes	2.2	(11.8)

Income tax benefit	(0.5)	—

Income (loss) from continuing operations	2.7	(11.8)

Loss from discontinued operations	—	(5.8)

Net income (loss)	2.7%	(17.6)%

Net Sales

Net sales for the quarter ended April 3, 2004 were $42.4 million, an increase of 27.3% compared with $33.3 million for the quarter ended March 31, 2003. The sales increase was due to increases in sales to the semiconductor equipment market as well to our other end markets.

Sales to customers in the semiconductor equipment market for the quarter ended April 3, 2004 were $16.5 million, reflecting an increase of $5.2 million, or 46.0%, compared with the corresponding prior-year period. The increase reflected increases in demand by semiconductor manufacturers for capital equipment, which led to higher demand for the components, subsystems and robots and turnkey systems we sell to this market.

Sales for the quarter ended April 3, 2004 to our other markets, comprised primarily of research, aerospace and defense, fiber optic communications and the other end markets we serve were $22.9 million, an increase of $3.2 million, or 16.2%, compared with the corresponding prior-year period. The increase was attributable primarily to our increased focus on the research market, sales of the new products we released during 2003, and greater governmental spending on research, defense and homeland security.

Sales to the life and health sciences market for the quarter ended April 3, 2004 totaled $3.0 million, reflecting an increase of $0.7 million, or 30.4%, compared with the corresponding prior-year period. The increase was attributable primarily to sales of products to our largest original equipment manufacturer (OEM) customer in this market, for which there were no sales in the corresponding prior-year period.

Domestic and international sales by end market were as follows:

Domestic Sales:	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003	Increase	Percentage Increase
Semiconductor	$15,236	$10,074	$5,162	51.2%
Life and health sciences	2,644	2,088	556	26.6
Other markets	11,769	10,583	1,186	11.2

Total domestic sales	$29,649	$22,745	$6,904	30.4%

International Sales:	Three Months Ended
(In thousands)	April 3, 2004	March 31, 2003	Increase	Percentage Increase
Semiconductor	$1,231	$1,177	$54	4.6%
Life and health sciences	384	251	133	53.0
Other markets	11,135	9,131	2,004	21.9

Total international sales	$12,750	$10,559	$2,191	20.8%

Geographically, sales to European customers increased $0.5 million, or 7.9% in the quarter ended April 3, 2004, compared with the corresponding prior-year period. Sales to Pacific Rim customers increased $1.6 million, or 51.6% in the quarter ended April 3, 2004, compared with the corresponding prior-year period. First quarter sales to Canadian customers were $0.6 million and sales to other international customers were $0.6 million in the first quarter of 2004, both of which were flat compared with the corresponding prior-year period. The increases in sales to European and Pacific Rim customers were due primarily to the increases in sales to the semiconductor and other markets discussed above, as well as favorable exchange rate fluctuations, although the impact of such factors on sales to each geographic market varies based on the composition of our sales to that geographic market.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S.

dollars. Approximately $1.1 million of the increase in net sales in the quarter ended April 3, 2004 were attributable to reductions in the average value of the U.S. dollar relative to foreign currencies compared with the corresponding prior-year period.

We expect net sales for the second quarter of 2004 to increase over the first quarter of 2004 due to increased order flow and higher backlog scheduled to ship in the second quarter, across all of our markets. Our business is subject to risks arising from market conditions in the semiconductor equipment market, as well as from general economic conditions. We have experienced significant increases in orders from and sales to the semiconductor equipment market in recent quarters, reflecting the higher levels of capital spending by semiconductor manufacturers. However, the duration and extent of the current upturn in this market is difficult to predict and represents a significant uncertainty with respect to our future operating results. We expect our sales to the life and health sciences market to fluctuate on a quarter to quarter basis in the short term due to our relatively small number of significant OEM customers in this market, but to increase over time as we increase our penetration of this market. The fiber optic communications market has remained depressed in 2003 and 2004, and we expect our orders from and sales to this market to remain depressed until at least the end of 2005. The precise timing and extent of any recovery in the fiber optic communications market is also difficult to predict and also represents a significant uncertainty with respect to our future operating results. We expect that our sales to the research, aerospace and defense markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

Gross Margin

Gross margin for the quarter ended April 3, 2004 was 33.6%, compared with a gross margin of 33.2% in the corresponding period in 2003. The improvement in gross margin from the first quarter of 2003 was primarily attributable to the higher sales volume, which led to improved absorption of overhead, offset in part by a significantly higher mix of sales to OEM customers, which generally carry lower gross margins, in the first quarter of 2004. Gross margins for both periods were negatively impacted by previously capitalized underabsorbed overhead costs. Products sold in the current quarter were produced during periods in which unabsorbed overhead costs were allocated to inventory. In accordance with generally accepted accounting principles, these variances were capitalized when the inventory was produced and are charged to cost of sales when the related products are sold. We expect this negative impact on our gross margin to continue to some degree for the next few quarters.

In the second quarter of 2004, we expect our gross margin to improve with increased sales volume, as well as lower previously capitalized overhead variances as we begin to achieve better overhead absorption at the higher expected sales volumes. Generally, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in net sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the quarter ended April 3, 2004 totaled $11.0 million, or 25.9% of net sales, compared with $11.6 million, or 34.7% of net sales, for the first quarter of 2003. The decrease in SG&A expenses in absolute dollars was attributable primarily to the effects of our cost reduction efforts over the last 18 months and to higher expenses incurred in the first quarter of 2003 for legal fees related to protecting our intellectual property.

We expect that SG&A expense as a percentage of sales will fluctuate in the future based on our sales level in any given period. Because a significant portion of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development Expense

Research and development (R&D) expense for the quarter ended April 3, 2004 totaled $3.8 million, or 9.0% of net sales, compared with $5.0 million, or 15.0% of net sales, for the corresponding period in 2003. The lower R&D expense in the current year period resulted primarily from reductions in R&D spending in the fiber optic communications area, as well as from our overall efforts to maximize the focus and efficiency of our R&D activities.

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

Interest and Other Income, Net

Interest and other income, net, totaled $1.5 million for the first quarter of 2004, compared with $1.6 million in the first quarter of 2003. We expect interest and other income, net, to be lower in the second quarter of 2004 due to our expectation that interest rates will increase in 2004, limiting our ability to realize gains on sales of marketable securities.

Income Taxes

The effective tax rate from continuing operations for the quarter ended April 3, 2004 was a net benefit of 21.3%, versus 0.0% in the corresponding prior-year period. We recorded a net income tax benefit of $0.2 million in the first quarter of 2004, compared with no income tax expense or benefit in the first quarter of 2003. The net income tax benefit in the first quarter of 2004 was primarily attributable to the favorable settlement of a state income tax examination for less than amounts originally estimated. We have a valuation reserve recorded against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision related to earnings will be substantially offset by a reduction in the valuation reserve. Any future pretax losses will not be offset by a tax benefit due to uncertainty of the recoverability of the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $2.0 million for the quarter ended April 3, 2004 was primarily attributable to an increase in accounts receivable and a decrease in accrued expenses, offset in part by an increase in accounts payable and the cash portion of our net income.

Net cash provided by investing activities of $4.6 million for the quarter ended April 3, 2004 was attributable to net proceeds from the sale of marketable securities of $5.7 million, offset in part by purchases of equity investments of $0.4 million and net purchases of property, plant and equipment of $0.7 million.

Net cash provided by financing activities of $1.9 million for the quarter ended April 3, 2004 was attributable to the proceeds from the issuance of common stock in connection with stock option and purchase plans of $2.0 million, offset in part by payments of capital lease obligations.

At April 3, 2004, we had cash and cash equivalents of $16.2 million and marketable securities of $249.6 million. These securities are divided into two portfolios, each managed by a professional investment management firm, under the oversight of our senior financial management team and the Investment Committee of our Board of Directors. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Investment Committee. We expect that our portfolio balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, as well as changes in interest rates.

At April 3, 2004, we had in place a $5.0 million revolving line of credit expiring December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (1.07% at April 3, 2004) plus

1.5%, at our option, and an unused line fee of 0.25% per year. At April 3, 2004, there were no balances outstanding under the line of credit, with $4.4 million available under the line, after considering outstanding letters of credit totaling $0.6 million.

In the first quarter of 2004, we invested an additional $0.4 million in NEXX Systems, Inc., a privately held developer of flip chip processing equipment for back-end semiconductor manufacturing applications in which we hold a minority interest. Our total investment to date is $4.1 million. We are accounting for this investment using the cost method of accounting.

In April 2003, we announced that our board of directors had approved a share repurchase program. The Board authorized us to purchase up to 3.9 million shares, or 10% of our then outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. We did not make any purchases in the first quarter of 2004. To date, we have repurchased 285,529 shares under this program at a cost of $4.5 million.

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

RISKS RELATING TO OUR BUSINESS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003, including our consolidated financial statements and related notes included therein.

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

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 74.3%, 72.5%, 75.2% and 61.1% of our sales to this market for the quarter ended April 3, 2004, and for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, and our top two customers accounted for approximately 55.4%, 51.6%, 54.3% and 38.5%, respectively, of our sales to this market in these periods. One customer in this market, KLA-Tencor

Corporation, comprised 10.2% of our consolidated net sales in 2003, and comprised 13.6% of our consolidated net sales for the quarter ended April 3, 2004. In the back-end packaging portion of this market, two customers constituted substantially all of our sales to this portion during 2003. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment and back-end packaging portions of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Our business is subject to risks inherent in conducting business internationally. For the quarter ended April 3, 2004, and for the years ended December 31, 2003, 2002 and 2001, our international revenues accounted for approximately 30.1%, 31.5%, 29.1% and 30.4%, respectively, of total net sales, with a substantial portion of international sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future. As a result of our international operations, we face various risks, which include:

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

We have in the past, and expect in the future, to achieve growth through a combination of internally developed new products and acquisitions. In recent years we have acquired several companies and technologies, and we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines in the future to expand our product offerings and technology base to further our strategic goals. Each of our recent acquisitions involves, and any future acquisition would involve risks, including:

•	a decline in demand by our customers for the products of the acquired business;

•	our ability to integrate and manage the acquired business’ operations, products and personnel;

•	our ability to retain key personnel of the acquired businesses;

•	our ability to manufacture and sell the products of the acquired businesses;

•	our ability to expand our financial and management controls and reporting systems and procedures to integrate and manage the acquired businesses;

•	our ability to realize expected synergies resulting from the acquisition;

•	diversion of management’s time and attention;

•	customer dissatisfaction or performance problems with the products or services of an acquired firm;

•	assumption of unknown or contingent liabilities, or other unanticipated events or circumstances; and

•	the need to record significant charges or write down the carrying value of intangible assets, which could lower our earnings.

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

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We have significant facilities in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

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

Our operating income from international operations totaled $0.7 million for the quarter ended April 3, 2004. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the quarter ended April 3, 2004. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $249.6 million at April 3, 2004, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lime of credit would not have had a material effect on our net income for the three months ended April 3, 2004.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Exhibit

10.1	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman, President and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, Vice President and General Manager, Industrial and Scientific Technologies Division (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

On January 29, 2004, we filed a Current Report on Form 8-K, Item 12, disclosing our financial results for the year ended December 31, 2003, and our business outlook for the first quarter of 2004.

On February 24, 2004, we filed a Current Report on Form 8-K, Item 8, disclosing a change in our fiscal year end to the Saturday closest to December 31, effective commencing with the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2004		NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.2	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman, President and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, Vice President and General Manager, Industrial and Scientific Technologies Division (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.