Form 10-Q
period 2004-07-03
NEWPORT CORP
filed 2004-08-12
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Yes ☒    No ☐

As of July 30, 2004, 42,670,189 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net sales	$47,500	$33,781	$89,899	$67,085
Cost of sales	30,703	22,237	58,854	44,491

Gross profit	16,797	11,544	31,045	22,594
Selling, general and administrative expense	11,209	11,307	22,199	22,859
Research and development expense	3,898	4,724	7,723	9,712

Operating income (loss)	1,690	(4,487)	1,123	(9,977)
Interest and other income, net	1,057	2,375	2,565	3,948

Income (loss) from continuing operations before income taxes	2,747	(2,112)	3,688	(6,029)
Income tax provision (benefit)	40	—	(160)	—

Income (loss) from continuing operations	2,707	(2,112)	3,848	(6,029)
Loss from discontinued operations, net of income tax	—	(240)	—	(2,192)

Net income (loss)	$2,707	$(2,352)	$3,848	$(8,221)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.05)	$0.10	$(0.15)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net income (loss)	$0.07	$(0.06)	$0.10	$(0.21)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.05)	$0.09	$(0.15)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net income (loss)	$0.07	$(0.06)	$0.09	$(0.21)

Shares used in computation of net income (loss) per share:
Basic	39,308	38,607	39,234	38,563
Diluted	41,074	38,607	41,241	38,563

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	July 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,240	$11,795
Marketable securities	235,549	255,507
Accounts receivable, net of allowance for doubtful accounts of $568 and $647	32,862	23,960
Inventories	52,435	54,854
Prepaid expenses and other current assets	6,174	6,000

Total current assets	356,260	352,116

Property and equipment, net	30,289	32,734
Goodwill	57,606	57,606
Deferred income taxes	14,900	14,900
Investments and other assets	12,416	10,863

	$471,471	$468,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,564	$8,517
Accrued payroll and related expenses	7,500	7,811
Accrued expenses and other current liabilities	8,986	9,567
Accrued restructuring costs	234	1,124
Obligations under capital leases	261	272

Total current liabilities	26,545	27,291
Obligations under capital leases, less current portion	1,425	1,612
Accrued restructuring costs and other liabilities	578	907
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,445,639 and 39,032,509 shares issued and outstanding	4,603	4,555
Capital in excess of par value	443,041	440,194
Deferred stock compensation	(95)	(139)
Accumulated other comprehensive income	679	2,952
Retained deficit	(5,305)	(9,153)

Total stockholders’ equity	442,923	438,409

	$471,471	$468,219

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,848	$(8,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,549	4,966
Provision for losses on inventories	(587)	(151)
Other non-cash items, net	(131)	(212)
Increase (decrease) in cash due to changes in:
Accounts receivable	(9,074)	(3,247)
Inventories	3,495	1,709
Prepaid expenses and other current assets	(155)	2,192
Other assets and liabilities	(1,436)	(4)
Accounts payable	1,171	1,036
Accrued payroll and related expenses	(234)	(2,523)
Accrued expenses and other current liabilities	(629)	(4,315)
Accrued restructuring costs	(1,174)	(3,016)

Net cash used in operating activities	(357)	(11,786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,728)	(1,397)
Proceeds from the sale of business and property and equipment	11	628
Purchase of marketable securities	(161,295)	(360,095)
Proceeds from the sale of marketable securities	178,545	346,924
Purchase of equity investments and intellectual property	(410)	(4,030)

Net cash provided by (used in) investing activities	15,123	(17,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(148)	(3,131)
Repurchase of the Company’s common stock	—	(2,484)
Proceeds from the issuance of common stock under employee plans	2,895	2,197

Net cash provided by (used in) financing activities	2,747	(3,418)
Impact of foreign exchange rate changes on cash balances	(68)	458

Net increase (decrease) in cash and cash equivalents	17,445	(32,716)
Cash and cash equivalents at beginning of period	11,795	44,059

Cash and cash equivalents at end of period	$29,240	$11,343

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80	$121
Income tax paid, net	$253	$109

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

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

Effective beginning in the first quarter of 2004, the Company changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year will end on the Saturday closest to December 31, and its fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, the Company’s first and second quarters ended on April 3, 2004 and July 3, 2004, respectively. The Company’s third quarter will end on October 2, 2004, and its fiscal year will end on January 1, 2005.

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

The Company estimates the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices that have been outstanding for longer than a specified period of time. The Company has recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on the Company’s historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

4.	Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and, accordingly, changes in fair values are reported in the statements of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency-related fluctuations. Transaction gains and losses are included in the statements of operations in interest and other income, net.

There were no foreign exchange contracts outstanding at December 31, 2003 or July 3, 2004.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of July 3, 2004, due to uncertainties surrounding the realization of the cumulative federal and state net operating losses sustained during 2003 and 2002, the Company has recorded a valuation allowance against a portion of the gross deferred tax assets.

6.	Discontinued Operations

In March 2003, the Company shut down its Plymouth, Minnesota operation and liquidated the majority of the remaining assets. Results for 2003 include the treatment of the Company’s former metrology business and its Minnesota operation as discontinued operations, reflecting the completed divestitures of those operations.

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

Inventories consist of the following:

(In thousands)	July 3, 2004	December 31, 2003
Raw materials and purchased parts	$28,822	$33,372
Work in process	8,102	7,463
Finished goods	15,511	14,019

Total inventories	$52,435	$54,854

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

8.	Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, the Company provides a one-year warranty from the original invoice date on all product material and workmanship. Products sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	Six Months Ended
(In thousands)	July 3, 2004	June 30, 2003
Balance at beginning of year	$806	$2,047
Additions charged to cost of sales	868	921
Warranty claims	(808)	(1,949)

Balance at end of period	$866	$1,019

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

9.	Accrued Restructuring Costs

As of July 3, 2004, $0.5 million of facility-related accruals remained under the Company’s 2002 restructuring plan. All severance actions were completed in 2003 and a total of 331 employees were terminated under this plan.

The following table summarizes the Company’s accrued restructuring costs:

(In thousands)	Facility Consolidation
Balance at December 31, 2003	$1,687
Cash payments	(1,174)

Balance at July 3, 2004	$513

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At July 3, 2004 and December 31, 2003, $0.2 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $0.3 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

10.	Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Interest and dividend income	$1,305	$1,813	$2,599	$3,779
Gains (losses) on sales of marketable securities, net	(52)	1,067	260	1,284
Bank and portfolio asset management fees	(138)	(184)	(270)	(402)
Foreign exchange gains (losses), net	(3)	(180)	54	(298)
Interest expense	(39)	(117)	(80)	(192)
Other income (expense), net	(16)	(24)	2	(223)

Total interest and other income, net	$1,057	$2,375	$2,565	$3,948

11.	Accumulated other comprehensive income and comprehensive income (loss)

Accumulated other comprehensive income consists of the following:

(In thousands)	July 3, 2004	December 31, 2003
Cumulative foreign currency translation gains	$2,663	$2,955
Unrealized losses on marketable securities	(1,984)	(3)

	$679	$2,952

The components of comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net income (loss)	$2,707	$(2,352)	$3,848	$(8,221)
Foreign currency translation gain (loss)	152	2,548	(292)	4,131
Unrealized holding period gains (losses) arising during period	(2,432)	602	(1,721)	856
Less: reclassification adjustments for (gain) loss included in net income (loss)	52	(1,067)	(260)	(1,284)

Comprehensive income (loss)	$479	$(269)	$1,575	$(4,518)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

12.	Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during the periods, including restricted stock, and the dilutive effects of common stock equivalents (restricted stock and employee stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$2,707	$(2,112)	$3,848	$(6,029)
Loss from discontinued operations	—	(240)	—	(2,192)

Net income (loss)	$2,707	$(2,352)	$3,848	$(8,221)

Denominator for basic net income (loss) per share:
Weighted average shares outstanding	39,372	38,672	39,298	38,628
Weighted unvested restricted stock outstanding	(64)	(65)	(64)	(65)

Denominator for basic net income (loss) per share:	39,308	38,607	39,234	38,563
Effect of dilutive securities:
Employee stock options	1,702	—	1,943	—
Restricted stock	64	—	64	—

Denominator for diluted net income (loss) per share:	41,074	38,607	41,241	38,563

Common stock equivalents of 2,049 and 1,845, respectively, have been excluded from the denominator for purposes of calculating diluted loss per share for the three and six months ended June 30, 2003, as their inclusion would be antidilutive due to the net losses incurred.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

13.	Stock Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148) and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation expense is recognized for employee stock options with exercise prices greater than or equal to the Company’s stock price at date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares, are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost related to the Company’s stock option and employee stock purchase plans determined based upon the fair value of awards under these plans as of the grant date, consistent with the methodology prescribed under SFAS No. 148 and SFAS No. 123, are presented below:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net income (loss) – reported	$2,707	$(2,352)	$3,848	$(8,221)
Employee compensation expense under fair value method	(3,447)	(4,345)	(7,094)	(8,741)

Net loss – pro forma	$(740)	$(6,697)	$(3,246)	$(16,962)

Basic net income (loss) per share – reported	$0.07	$(0.06)	$0.10	$(0.21)
Basic net loss per share – pro forma	$(0.02)	$(0.17)	$(0.08)	$(0.44)
Diluted net income (loss) per share – reported	$0.07	$(0.06)	$0.09	$(0.21)
Diluted net loss per share – pro forma	$(0.02)	$(0.17)	$(0.08)	$(0.44)
Shares used in computation of net income (loss) per share:
Basic	39,308	38,607	39,234	38,563
Diluted – reported	41,074	38,607	41,241	38,563
Diluted – pro forma	39,308	38,607	39,234	38,563

For purposes of reporting diluted net loss – pro forma per share, for the three and six months ended July 3, 2004, common stock equivalents of 1,766 and 2,007, respectively, have been excluded from the denominator, as their inclusion would be antidilutive due to the pro forma net loss incurred. Common stock equivalents of 2,049 and 1,845, respectively, have been excluded from the denominator for purposes of calculating diluted net loss and diluted net loss – pro forma per share for the three and six months ended June 30, 2003, as their inclusion would be antidilutive due to net losses incurred.

The fair value of each option granted in 2004 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 70.60%; risk-free interest rate of 3.18%; expected life of 5 years; and expected turnover rate of 12.90%.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 3, 2004

14.	Segment Reporting

The Company has two reportable business segments: Industrial and Scientific Technologies (ISTD) and Advanced Packaging and Automation Systems (APAS). Selected segment financial information follows:

(In thousands)	Industrial and Scientific Technologies	Advanced Packaging and Automation Systems	Total
Three Months Ended July 3, 2004:
Sales to external customers	$37,832	$9,668	$47,500
Segment income (loss)	4,839	(654)	4,185

Three Months Ended June 30, 2003:
Sales to external customers	$26,827	$6,954	$33,781
Segment income (loss)	2,402	(3,628)	(1,226)

Six Months Ended July 3, 2004:
Sales to external customers	$72,226	$17,673	$89,899
Segment income (loss)	7,914	(1,753)	6,161

Six Months Ended June 30, 2003:
Sales to external customers	$54,582	$12,503	$67,085
Segment income (loss)	3,372	(7,118)	(3,746)

In the first quarter of 2004, the Company reclassified certain fiber optic communications product lines from its APAS Division to its ISTD Division. All prior periods have been restated to reflect this change in business segment.

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Segment income (loss)	$4,185	$(1,226)	$6,161	$(3,746)
Unallocated operating expenses	(2,495)	(3,261)	(5,038)	(6,231)
Interest and other income, net	1,057	2,375	2,565	3,948

Income (loss) from continuing operations before income taxes	$2,747	$(2,112)	$3,688	$(6,029)

15.	Subsequent Event

On July 16, 2004, the Company completed its acquisition of Spectra-Physics, Inc. and certain related entities for consideration of approximately $300 million. The purchase price was comprised of $200 million in cash, a $50 million promissory note bearing 5% interest and payable in 2009, and 3.2 million shares of Newport Corporation common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended July 3, 2004 and June 30, 2003

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 22 through 29 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three- and six- month periods ended July 3, 2004 and June 30, 2003. This discussion should be read in conjunction with the financial statements and associated notes.

SUBSEQUENT EVENT

On July 16, 2004, we completed the acquisition of Spectra-Physics, Inc. and certain related entities for consideration of approximately $300 million. The purchase price was comprised of $200 million in cash, a $50 million promissory note bearing 5% interest and payable in 2009, and 3.2 million shares of our common stock.

DISCONTINUED OPERATIONS

In March 2003, we shut down our Plymouth, Minnesota operation and liquidated the majority of the remaining assets. Results for the 2003 periods include the treatment of our former metrology business and our Minnesota operation as discontinued operations, reflecting the completed divestitures of those operations.

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

Revenue Recognition

We record revenue after all significant obligations have been met, collectibility is probable and title has passed, which typically occurs upon shipment or completion of services. For products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory, we recognize revenue upon completion of installation. For products that require installation where installation is not essential to functionality and is deemed inconsequential or perfunctory we recognize revenue upon shipment with estimated installation costs accrued. However, if a portion of the revenue is not payable until installation is complete, we defer revenue equal to the amount that is not payable. We defer revenues for training until the service is completed. We recognize revenue for extended service contracts over the related contract periods.

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

Accounts Receivable

We estimate the collectibility of customer receivables on an ongoing basis by periodically reviewing invoices that have been outstanding for longer than a specified period of time. We have recorded reserves for specific receivables deemed to be at risk for collection, as well as a general reserve based on our historical collections experience. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial conditions of our customers in the markets we serve were to deteriorate, resulting in an impairment of their ability to make required payments, additional allowances could be required which could adversely affect our operating results.

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

Impairment of Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas within or adjacent to our strategic focus, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We perform annual impairment tests of our goodwill and other intangibles in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review as of October 1st each year. The 2003 and 2002 annual reviews resulted in no additional impairment of the carrying value of goodwill. At July 3, 2004, we had goodwill of approximately $57.6 million.

Restructuring Reserves

As of July 3, 2004, $0.5 million of facility-related accruals remained under our 2002 restructuring plan. We completed all severance actions in 2003 and we terminated a total of 331 employees under this plan.

The following table summarizes our accrued restructuring costs:

(In thousands)	Facility Consolidation
Balance at December 31, 2003	$1,687
Cash payments	(1,174)

Balance at July 3, 2004	$513

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At July 3, 2004 and December 31, 2003, $0.2 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $0.3 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

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

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2003 and recorded a valuation allowance against deferred tax assets for the current period. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, future tax expense will consist primarily of certain required minimum state income taxes and taxes in certain foreign jurisdictions.

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

Fiscal Year End

Effective beginning in the first quarter of 2004, we changed to a conventional 52/53-week accounting fiscal year. Our fiscal year will end on the Saturday closest to December 31, and our fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, our first and second quarters ended on April 3, 2004 and July 3, 2004, respectively. Our third quarter will end on October 2, 2004, and our fiscal year will end on January 1, 2005.

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 3, 2004	June 30, 2003	July 3, 2004	June 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	65.8	65.5	66.3

Gross profit	35.4	34.2	34.5	33.7
Selling, general and administrative expenses	23.6	33.5	24.7	34.1
Research and development expense	8.2	14.0	8.6	14.5

Operating income (loss)	3.6	(13.3)	1.2	(14.9)
Interest and other income, net	2.2	7.0	2.9	5.9

Income (loss) from continuing operations before income taxes	5.8	(6.3)	4.1	(9.0)
Income tax provision (benefit)	0.1	—	(0.2)	—

Income (loss) from continuing operations	5.7	(6.3)	4.3	(9.0)
Loss from discontinued operations	—	(0.7)	—	(3.3)

Net income (loss)	5.7%	(7.0)%	4.3%	(12.3)%

Net Sales

Net sales for the quarter ended July 3, 2004 were $47.5 million, an increase of 40.5% compared with $33.8 million for the quarter ended June 30, 2003. Net sales for the first half of 2004 were $89.9 million, and increase of 34.0% compared with $67.1 million in the first half of 2003. The sales increase was due to increases in demand across all of our end markets, together with a transition services agreement with our largest customer in the life and health sciences market. As part of the agreement, the customer made a payment of $1.1 million for product development services rendered in previous quarters and agreed on a financial arrangement for the provision of additional products and services in the future.

Sales to customers in the semiconductor equipment market for the quarter ended July 3, 2004 were $17.3 million, reflecting an increase of $4.3 million, or 33.1%, compared with the corresponding prior-year period. Sales to this market in the first half of 2004 were $33.8 million, an increase of $9.5 million, or 39.1%, compared with the first half of 2003. The increase reflected increases in demand by semiconductor manufacturers for capital equipment, which led to higher demand for the components, subsystems and robots we sell to this market, offset in part by a reduction in sales of the turnkey systems we sell to customers in this market.

Sales to the life and health sciences market for the quarter ended July 3, 2004 totaled $4.7 million, reflecting an increase of $2.0 million, or 74.1%, compared with the corresponding prior-year period. Sales to this market in the first half of 2004 were $7.7 million, an increase of $2.7 million, or 54.0%, compared with the first half of 2003. The increase was attributable primarily to higher sales of products to our largest customer in this market in the 2004 periods, as well as to a payment of approximately $1.1 million from this customer under the previously discussed transition services agreement.

Sales for the quarter ended July 3, 2004 to our other markets, comprised primarily of research, aerospace and defense, fiber optic communications and the other end markets we serve, were $25.5 million, an increase of $7.4 million, or 40.9%, compared with the corresponding prior-year period. Sales to these markets in the first half of 2004 were $48.4 million, an increase of $10.6 million, or 28.0%, compared with the first half of 2003. The increases were attributable primarily to the overall strength of the economy, our further penetration of the research market, sales of the new products we released during 2003, and greater governmental spending on research, defense and homeland security.

Domestic and international sales by end market were as follows:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	July 3, 2004	June 30, 2003
Domestic Sales:
Semiconductor equipment	$16,602	$10,963	$5,639	51.4%
Life and health sciences	4,002	2,312	1,690	73.1
Other markets	14,472	9,644	4,827	50.0

Total domestic sales	$35,076	$22,920	$12,156	53.0%

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 30, 2003
International Sales:
Semiconductor equipment	$747	$2,044	$(1,297)	(63.5)%
Life and health sciences	692	345	347	100.6
Other markets	10,985	8,472	2,513	29.7

Total international sales	$12,424	$10,861	$1,563	14.4%

	Six Months Ended		Increase	Percentage Increase
(In thousands)	July 3, 2004	June 30, 2003
Domestic Sales:
Semiconductor equipment	$31,838	$21,038	$10,800	51.3%
Life and health sciences	6,646	4,400	2,246	51.0
Other markets	26,241	20,227	6,014	29.7

Total domestic sales	$64,725	$45,665	$19,060	41.7%

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 3, 2004	June 30, 2003
International Sales:
Semiconductor equipment	$1,978	$3,220	$(1,242)	(38.6)%
Life and health sciences	1,076	596	480	80.5
Other markets	22,120	17,604	4,516	25.7

Total international sales	$25,174	$21,420	$3,754	17.5%

Geographically, sales to European customers in the second quarter of 2004 were $7.0 million, an increase of $0.7 million, or 11.1%, and sales in the first half of 2004 were $13.9 million, an increase of $1.3 million, or 10.3%, compared with the corresponding prior-year periods. Sales to Pacific Rim customers in the second quarter of 2004 were $3.9 million, a decrease of $0.1 million, or 2.5%, and sales in the first half of 2004 were $8.5 million, an increase of $1.5 million, or 21.4%, compared with the corresponding prior-year periods. Second quarter sales to Canadian customers were $0.9 million, an increase of $0.5 million, and first half sales were $1.6 million, an increase of $0.6 million, or 60.0%, compared with the corresponding prior-year periods. Sales to other international customers in the quarter ended July 3, 2004 were $0.6 million, an increase of $0.4 million, or 200%, and first half sales to these customers were $1.2 million, an increase of $0.3 million, or 33.3%, compared with the respective prior-year periods. The increases in sales to international customers in the first half of 2004 were due primarily to the increases in sales to our research, aerospace and defense, fiber optic communications and other markets, as well as to favorable exchange rate fluctuations, offset in part by a decrease in sales to semiconductor customers, although the impact of such factors on sales to each geographic market varies based on the composition of our sales to that geographic market.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Approximately $1.4 million of the increase in net sales in the first half of 2004 was attributable to reductions in the average value of the U.S. dollar relative to foreign currencies compared with the corresponding prior-year period.

We expect net sales for the third quarter of 2004 to more than double over the second quarter level due to the addition of the sales of Spectra-Physics, which we acquired on July 16, 2004. However, our business is subject to risks arising from market conditions in the semiconductor equipment market, as well as from general economic conditions. We have experienced significant increases in orders from and sales to the semiconductor equipment market in recent quarters, reflecting the higher levels of capital spending by semiconductor manufacturers. In addition, we expect net sales to this market for the third quarter of 2004 to more than double over the second quarter level due to our acquisition of Spectra-Physics. However, the duration and extent of the current upturn in this market is difficult to predict and represents a significant uncertainty with respect to our future operating results. We likewise expect our sales to the life and health sciences market for the third quarter to more than double over the second quarter level due to our acquisition of Spectra-Physics. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to our relatively small number of significant OEM customers in this market, but to increase over time as we increase our penetration of this market. The fiber optic communications market has remained depressed in 2003 and 2004, and we expect our orders from and sales to this market to remain depressed until at least the end of 2005. The precise timing and extent of any recovery in the fiber optic communications market is also difficult to predict and also represents a significant uncertainty with respect to our future operating results. We expect that our sales to the research, aerospace and defense markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

Gross Margin

Gross margin for the quarter ended July 3, 2004 was 35.4%, compared with a gross margin of 34.2% in the corresponding period in 2003. Gross margin for the first half of 2004 was 34.5%, compared with a gross margin of 33.7% in the first half of 2003. Gross margin in the second quarter and first half of 2004 benefited by approximately $1.1 million from the previously discussed transition services agreement. Excluding this impact, the improvement in gross margin in 2004 was due to the higher sales volume, which led to improved absorption of overhead, and was offset by a higher mix of sales to OEM customers, which generally carry lower gross margins. Gross margins for all periods presented were negatively impacted by previously capitalized underabsorbed overhead costs. Products sold in the current quarter were produced during periods in which unabsorbed overhead costs were allocated to inventory. In accordance with generally accepted accounting principles, these variances were capitalized when the inventory was produced and are charged to cost of sales when the related products are sold. We expect this negative impact on our gross margin to be lessened in the second half of 2004, when we add the results of Spectra-Physics, but we expect that it will continue to some degree for the next few quarters.

Gross margin for the third quarter is expected to be impacted significantly by the addition of Spectra-Physics, as well as to adjustments to cost of sales for acquisition, integration and other non-recurring items. Excluding such adjustments, we expect our gross margin to improve in the third quarter of 2004 compared with the second quarter level due to better absorption of overhead costs. In general, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in net sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the quarter ended July 3, 2004 totaled $11.2 million, or 23.6% of net sales, compared with $11.3 million, or 33.5% of net sales, for the second quarter of 2003. SG&A expense for the first half of 2004 totaled $22.2 million, or 24.7% of net sales, compared with $22.9 million, or 34.1% of net sales, for the first half of 2003. The decrease in SG&A expenses in absolute dollars in the first half of 2004 was attributable primarily to the effects of our cost reduction efforts over the last 18 months and to higher expenses incurred in the first half of 2003 for legal fees related to protecting our intellectual property, offset in part by an increase in variable selling expenses in the first half of 2004 associated with the higher sales volume.

We expect that SG&A expense for the third quarter will slightly more than double compared with the second quarter level due to the addition of the SG&A expenses of Spectra-Physics, and will be increased further by charges for acquisition, integration and other non-recurring items. In addition, we expect to incur increased SG&A expense relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, but the precise amount of this increase has not yet been determined. In general, we expect that SG&A expense will fluctuate as a percentage of sales in the future based on our sales level in any given period. Because a significant portion of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense for the quarter ended July 3, 2004 totaled $3.9 million, or 8.2% of net sales, compared with $4.7 million, or 14.0% of net sales, for the corresponding period in 2003. R&D expense for the first half of 2004 totaled $7.7 million, or 8.6% of net sales, compared with $9.7 million, or 14.5% of net sales, for the corresponding period in 2003. The lower R&D expense in the current year periods resulted primarily from reductions in R&D spending in the fiber optic communications area, as well as from our overall efforts to maximize the focus and efficiency of our R&D activities.

We expect that R&D expense will slightly more than double in the third quarter of 2004 compared with the second quarter level due to the addition of the R&D expenses of Spectra-Physics, and may be increased further by charges for acquisition, integration and other non-recurring items. In addition, we believe that the continued development and advancement of our key products and technologies is critical to our future success. Accordingly, we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Interest and Other Income, Net

Interest and other income, net, totaled $1.1 million for the second quarter of 2004, compared with $2.4 million in the second quarter of 2003, and totaled $2.6 million for the first half of 2004, compared with $3.9 million in the first half of 2003. The decrease in the second quarter was due primarily to lower yields on cash and marketable securities and to losses realized on sales of certain marketable securities. We expect to incur interest and other expense, net, in the third quarter of 2004 due to lower interest income earned due to the use of $200 million in cash to purchase Spectra-Physics, as well as due to the 5% annual interest payable on the $50 million note issued in connection with the Spectra-Physics acquisition. In addition, we will realize a loss on the sale of marketable securities in the third quarter of approximately $1.7 million resulting from the liquidation of such securities to fund the cash portion of the purchase price for Spectra-Physics.

Income Taxes

The effective tax rate from continuing operations for the quarter ended July 3, 2004 was an expense of 1.5%, versus 0.0% in the corresponding prior-year period, and was a net benefit of 4.3% in the first half of 2004, compared with 0.0% in the corresponding prior-year period. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, future tax expense will consist primarily of certain required minimum state income taxes and taxes in certain foreign jurisdictions.

The income tax benefit recorded in the first half of 2004 was due primarily to a net income tax benefit of $0.2 million from the favorable settlement of a state income tax examination for less than amounts originally estimated.

Overall, we expect our tax rate to increase compared with the second quarter 2004 level due to increased state income taxes, as well as additional taxes payable in foreign jurisdictions, resulting primarily from our acquisition of Spectra-Physics.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in our operating activities of $0.4 million for the first half of 2004 was attributable primarily to an increase in accounts receivable as a result of an increase in sales at the end of the quarter, to a decrease in accrued expenses and to cash expenditures incurred in connection with the Spectra-Physics acquisition, offset in part by a decrease in inventories, an increase in accounts payable and the cash portion of our net income.

Net cash provided by investing activities of $15.1 million for the first half of 2004 was attributable to net proceeds from the sale of marketable securities of $17.2 million, offset in part by purchases of equity investments of $0.4 million and net purchases of property, plant and equipment of $1.7 million.

Net cash provided by financing activities of $2.7 million for the first half of 2004 was attributable to proceeds of $2.9 million received from the issuance of common stock in connection with stock option and purchase plans, offset in part by payments of capital lease obligations.

At July 3, 2004, we had cash and cash equivalents of $29.2 million and marketable securities of $235.5 million. These securities have been divided into two portfolios, each managed by a professional investment management firm, under the oversight of our senior financial management team and the Investment Committee of our Board of Directors. Such portfolio managers invest the funds allocated to them in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Investment Committee. Our cash portfolio balances has declined by $200 million in the third quarter of 2004 due to the cash paid to acquire Spectra-Physics, and we expect to use additional cash in the third quarter for acquisition, integration and other non-recurring items. In addition, our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, as well as changes in interest rates.

At July 3, 2004, we had in place a $5.0 million revolving line of credit expiring December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.34% at July 3, 2004) plus 1.5%, at our option, and an unused line fee of 0.25% per year. At July 3, 2004, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.

In 2003, we announced that our board of directors had approved a share repurchase program. The Board authorized us to purchase up to 3.9 million shares, or 10% of our then outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. During 2003, we repurchased 285,529 shares under this program at a cost of $4.5 million. We have not made any purchases under this program in 2004, and any future purchases will depend on the aforementioned factors.

On July 16, 2004, we completed the acquisition of Spectra-Physics and certain related entities for consideration of approximately $300 million. The purchase price was comprised of $200 million in cash, a $50 million promissory note bearing 5% interest and payable in 2009, and 3.2 million shares of our common stock. We will realize a loss on the sale of marketable securities in the third quarter of approximately $1.7 million to fund the cash portion of the purchase price for Spectra-Physics.

We believe our current working capital position, together with our expected future cash flows from operations and our existing credit availability, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 22-29), and there can be no assurance that we will not require additional funding in the future. In particular, in 2009 we will become obligated to pay the principal balance on the $50 million promissory note issued to Thermo Electron in connection with the acquisition of Spectra-Physics.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.

RISKS RELATING TO OUR BUSINESS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended April 3, 2004, including our consolidated financial statements and related notes included therein.

We may not be able to effectively or completely integrate the business and operations of Spectra-Physics, which may cause the market price of our common stock to decline significantly.

In connection with our acquisition of Spectra-Physics, we face several significant challenges in integrating the business and operations of Spectra-Physics with our own. There is no guarantee that we will be able to achieve the integration in an effective, complete, timely or cost-efficient manner. The acquisition of Spectra-Physics approximately doubled our size, including with respect to number of employees and facilities. The integration of Spectra-Physics with our operations involves substantial risks, including:

•	our overall ability to integrate and manage Spectra-Physics’ operations, products and personnel;

•	our ability to integrate the products of Spectra-Physics so that they complement our own;

•	our ability to continue the production and development of the Spectra-Physics products and underlying technology;

•	our ability to manufacture and sell the Spectra-Physics products;

•	a decline in the demand for the Spectra-Physics products in the marketplace;

•	our ability to retain and expand the customer base of Spectra-Physics;

•	customer dissatisfaction or performance problems with the Spectra-Physics products;

•	our ability to integrate the international operations of Spectra-Physics, particularly in those countries in which we have not had prior operations;

•	our ability to retain key personnel who remained employed with Spectra-Physics following the acquisition, and our ability to replace key personnel who did not remain employed with Spectra-Physics following the acquisition;

•	our ability to expand our financial and management controls and reporting systems and procedures to integrate and manage Spectra-Physics;

•	our ability to realize expected synergies resulting from the acquisition;

•	diversion of management’s time and attention;

•	administrative integration and elimination of redundancies;

•	assumption of unknown or contingent liabilities, or other unanticipated events or circumstances;

•	our ability to maintain the competitiveness of Spectra-Physics and its products and technology in the marketplace;

We cannot guarantee that the business and operations of Spectra-Physics will achieve the anticipated revenues and operating results. We may in the future choose to close or divest certain sectors or divisions of Spectra-Physics, which could require us to record losses relating to such closures or divestitures. Any of the foregoing risks could materially harm our business, financial conditions and results of operations.

In addition, we expect to continue to pursue acquisitions of other companies, technologies and complimentary product lines in the future to expand our product offerings and technology base to further our strategic goals. We expect that we would face the same and other similar risks as referenced above in connection with any such future acquisitions.

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

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 72.9%, 72.5%, 75.2% and 61.1% of our sales to this market for the first half of 2004, and for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, and our top two customers accounted for approximately 51.6%, 51.6%, 54.3% and 38.5%, respectively, of our sales to this market in these periods. One customer in this market, KLA-Tencor Corporation, comprised 10.2% of our consolidated net sales in 2003, and comprised 12.1% of our consolidated net sales for the first half of 2004. In the back-end packaging portion of this market, two customers constituted substantially all of our sales to this portion during 2003, and these customers have significantly decreased their capital spending in the first half of 2004. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment and back-end packaging portions of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

A significant portion of our future growth is dependent on the growth of 300mm semiconductor wafer processes and flip chip packaging.

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

In addition, a significant portion of our expected future capital equipment sales to the integrated semiconductor device manufacturing market is comprised of systems for flip chip bonding and other advanced die bonding techniques. Demand for these systems is expected to be driven in significant part by increases in demand for new technologies in industries such as communications and consumer electronics that require the use of such manufacturing techniques. Our customers in this market have significantly decreased their capital spending in the first half of 2004. If the demand for electronic devices requiring flip chip bonding and/or other advanced die bonding techniques does not increase, or increases more slowly than expected, demand for our capital equipment will likewise be adversely affected, and our business and results of operations could be harmed significantly.

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

We offer products for a number of markets, including semiconductor capital equipment, scientific research, aerospace and defense, life and health sciences and fiber optic communications. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

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

Our business is subject to risks inherent in conducting business internationally. For the first half of 2004, and for the years ended December 31, 2003, 2002 and 2001, our international revenues accounted for approximately 28.0%, 31.5%, 29.1% and 30.4%, respectively, of total net sales, with a substantial portion of international sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that, in particular, our proportion of sales to Asian customers will increase as a result of the addition of Spectra-Physics. As a result of our international operations, we face various risks, which include:

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

Our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We have significant facilities in areas with above-average seismic activity. If any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

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

Our operating income from international operations totaled $1.2 million for the first half of 2004. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the quarter ended July 3, 2004 or the first half of 2004. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $235.5 million at July 3, 2004, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net income for the quarter ended July 3, 2004, nor would it have had a material effect on our net income for the first half of 2004.

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

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 19, 2004. Of the 39,331,443 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 35,015,749 common shares, representing 89.03% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following two proposals were presented and voted on at the meeting:

Proposal 1

To elect two nominees, R. Jack Aplin and Richard E. Schmidt, as Class IV members of our Board of Directors. The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
R. Jack Aplin	34,233,695	782,054

Richard E. Schmidt	22,636,003	12,379,746

Proposal 2

To approve the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended January 1, 2005. Such appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote
31,389,930	3,593,782	32,037	0

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

10.1	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.2	Stockholder Agreement dated July 16, 2004 by and between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On April 29, 2004, we filed a Current Report on Form 8-K, Item 12, disclosing our financial results for the quarter ended April 3, 2004, and our business outlook for the second quarter of 2004.

On June 1, 2004, we filed a Current Report on Form 8-K, Item 5, announcing that we had entered into a definitive agreement with Thermo Electron Corporation to purchase Spectra-Physics, Inc. and certain related entities.

On June 17, 2004, we filed a Current Report on Form 8-K, Item 5, relating to the Stock Purchase Agreement dated May 28, 2004 entered into with Thermo Electron Corporation for the purchase of Spectra-Physics, Inc. and certain related entities. A copy of the Stock Purchase Agreement was filed as Exhibit 2.1 to such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2004	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

10.1	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.2	Stockholder Agreement dated July 16, 2004 by and between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.