Form 10-Q
period 2004-10-02
NEWPORT CORP
filed 2004-11-12
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-0-1649

NEWPORT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	94-0849175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1791 Deere Avenue, Irvine, California 92606

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 863-3144

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of October 29, 2004, 42,895,374 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Net sales	$93,635	$31,479	$183,534	$98,564

Cost of sales	69,799	21,219	128,653	65,710

Gross profit	23,836	10,260	54,881	32,854

Selling, general and administrative expense	29,392	10,873	51,591	33,732
Research and development expense	8,308	4,441	16,031	14,153

Operating loss	(13,864)	(5,054)	(12,741)	(15,031)

Interest and other income (expense), net	(3,735)	2,240	(1,170)	6,188

Loss from continuing operations before income taxes	(17,599)	(2,814)	(13,911)	(8,843)

Income tax provision	932	—	772	—

Loss from continuing operations	(18,531)	(2,814)	(14,683)	(8,843)

Loss from discontinued operations, net of income tax	—	(111)	—	(2,303)

Net loss	$(18,531)	$(2,925)	$(14,683)	$(11,146)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.44)	$(0.07)	$(0.37)	$(0.23)
Loss from discontinued operations	—	(0.01)	—	(0.06)

Net loss	$(0.44)	$(0.08)	$(0.37)	$(0.29)

Shares used in the computation of basic and diluted net loss per share	42,190	38,715	40,204	38,614

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 2, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,110	$11,795
Marketable securities	48,701	255,507
Accounts receivable, net of allowance for doubtful accounts of $1,867 and $647, respectively	69,925	23,960
Notes receivable, net	5,093	—
Inventories	87,803	54,854
Prepaid expenses and other current assets	33,436	6,000

Total current assets	273,068	352,116

Property and equipment, net	57,843	32,734
Goodwill	235,578	57,606
Deferred income taxes	—	14,900
Intangible assets	59,118	4,965
Investments and other assets	10,180	5,898

	$635,787	$468,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term obligations	$17,673	$—
Accounts payable	19,847	8,517
Accrued payroll and related expenses	21,633	7,811
Accrued expenses and other current liabilities	32,960	9,567
Accrued restructuring costs	4,279	1,124
Obligations under capital leases	215	272

Total current liabilities	96,607	27,291

Obligations under capital leases, less current portion	1,421	1,612
Long term debt, less current portion	46,535	—
Accrued pension liabilities	10,196	—
Accrued restructuring costs and other liabilities	4,672	907

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 42,891,383 and 39,032,509 shares issued and outstanding, respectively	5,005	4,555
Capital in excess of par value	493,286	440,194
Deferred stock compensation	(1,860)	(139)
Accumulated other comprehensive income	3,761	2,952
Accumulated deficit	(23,836)	(9,153)

Total stockholders’ equity	476,356	438,409

	$635,787	$468,219

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,683)	$(11,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,139	7,343
Provision (benefit) for losses on inventories	4,500	(151)
Provision for restructuring charges	684	—
Investment write-down	1,419	—
Other non-cash items, net	154	(81)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(10,334)	(1,220)
Inventories	9,283	1,746
Prepaid expenses and other current assets	293	1,454
Other assets and liabilities	143	(203)
Accounts payable	1,629	887
Accrued payroll and related expenses	4,534	(3,029)
Accrued expenses and other current liabilities	1,746	(4,538)
Accrued restructuring costs	(1,402)	(3,973)

Net cash provided by (used in) operating activities	11,105	(12,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,714)	(1,853)
Proceeds from the sale of business and property and equipment	11	639
Purchase of marketable securities	(286,927)	(644,617)
Proceeds from the sale of marketable securities	493,841	631,070
Business acquisitions net of cash acquired	(203,668)	—
Purchase of equity investments and intellectual property	(410)	(4,637)

Net cash provided by (used in) investing activities	133	(19,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(287)	(3,170)
Short term borrowings	1,843	—
Repurchase of the Company’s common stock	—	(2,484)
Proceeds from the issuance of common stock under employee plans	3,468	4,005

Net cash provided by (used in) financing activities	5,024	(1,649)

Impact of foreign exchange rate changes on cash balances	53	610

Net increase (decrease) in cash and cash equivalents	16,315	(33,348)
Cash and cash equivalents at beginning of period	11,795	44,059

Cash and cash equivalents at end of period	$28,110	$10,711

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$335	$134
Income taxes, net	$(269)	$108

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with business acquisition	$48,079	—
Issuance of debt in connection with business acquisition	$46,382	—

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

1. Basis of Presentation

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals and acquisition-related items) considered necessary for a fair presentation have been included.

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

Effective in the first quarter of 2004, the Company changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year will end on the Saturday closest to December 31, and its fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, the Company’s first, second and third quarters ended on April 3, 2004, July 3, 2004 and October 2, 2004, respectively. The Company’s fiscal year will end on January 1, 2005.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Acquisition

In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power semiconductor, solid-state and gas lasers, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronic manufacturing and medical diagnostics. The combination creates a leading photonics company with an integrated technology mix.

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 include the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004.

The purchase price for Spectra-Physics was determined by arms-length negotiation between management and Thermo Electron Corporation, Spectra-Physics’ former parent, taking into account a number of factors, including the value of the assets, the historical and projected financial performance of Spectra-Physics and the valuations of certain recently acquired companies with comparable businesses and financial performance.

The Company prepared a preliminary purchase price allocation for the acquisition in the third quarter of 2004 based on a preliminary valuation of intangible assets, an estimate of pension accounting pending a final actuarial valuation and preliminary income tax accounting. In addition, the Company is in the process of finalizing its exit plans related to certain acquired entities and has recorded a liability based upon preliminary plans approved by the Company’s Board of Directors. The Company expects that these items will be resolved by the end of the second quarter of 2005. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $178.0 million was recorded as goodwill, which is generally not deductible for tax purposes. The purchase agreement is subject to a net asset adjustment, whereby the purchase price is adjusted based upon the value of the net assets at the closing date compared with the net assets at December 31, 2003. The Company has estimated that this adjustment will result in payment to the Company of approximately $25 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet, and it is reflected in the figures below.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands, except share amounts)
Consideration paid:
Cash paid, net of asset adjustment receivable	$174,927
3,220,300 shares of common stock, valued based upon the average price two days before and after the measurement date	48,079
Debt ($50 million, 5% interest payable quarterly, principal due in full July 16, 2009, discounted to market value)	46,382
Other costs, primarily professional fees	5,661

$275,049

Assets acquired and liabilities assumed:
Current assets	$93,334
Goodwill	177,972
Purchased intangible assets (including in-process R&D of $0.3 million)	58,400
Other assets	35,932
Current liabilities	(79,167)
Long-term liabilities	(11,422)

$275,049

The number of shares of the Company’s common stock issued was determined by dividing $50 million by the 20-day average closing price of the Company’s common stock ending two days before the acquisition date of July 16, 2004. The fair value of the Company’s common stock issued was determined using an average price of $14.93, which was the average closing price of the Company’s common stock two days before and after the measurement date of July 14, 2004.

The debt is valued at approximately $46 million, based upon a discount in order to reflect a market rate of interest for similar debt with similar characteristics.

The Company valued the purchased intangible assets acquired using a preliminary valuation. Identifiable intangible assets consist of (in thousands):

Identifiable Intangible Assets:	Estimated Fair Value	Weighted Average Amortization Period	Estimated Annual Amortization
Developed technology	$24,500	14 years	1,801
Customer relationships	19,500	10 years	1,950
Backlog	2,200	6 months	2,200

Amortizable purchased intangible assets	46,200
Trademark/tradename	11,900	Indefinite	—

	$58,100

The Company has also estimated that $0.3 million of the purchase price represents purchased in-process technology that has not yet reached technological feasibility and has no alternative future use.

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

of each period presented. The pro forma condensed combined statement of operations for the three months ended October 2, 2004 includes the historical results of the Company including Spectra-Physics from the date of acquisition on July 16, 2004, plus the historical results of Spectra-Physics from July 4, 2004 to July 16, 2004. The pro forma condensed combined statement of operations for the nine months ended October 2, 2004 includes these amounts plus the historical results of Spectra-Physics from January 1, 2004 through July 3, 2004. The pro forma condensed combined statement of operations for the three and nine months ended September 30, 2003 includes the historical results of the Company, plus the historical results of Spectra-Physics for the three and nine months ended September 27, 2003.

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Revenues	$100,276	$81,174	$305,820	$244,457
Net loss	(10,735)	(6,918)	(4,658)	(25,174)
Basic and diluted net loss per share	$(0.25)	$(0.16)	$(0.11)	$(0.60)

3. Revenue Recognition

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

Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned. For certain non-catalog products, the Company establishes a sales return reserve based on historical product returns.

4. Accounts and Notes Receivable

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on the Company’s historical collections experience. The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past due invoices. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse to one of four banks within Japan that the Company does business with as part of line of credit agreements. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At October 2, 2004, total promissory notes receivable amounted to $5.1 million. Promissory notes sold with recourse are included in both current notes receivable and short-term obligations until the underlying note obligations are ultimately satisfied by payment of the note obligation by the customers to the banks. At October 2, 2004, such discounted note obligations included in overdraft borrowings were $3.2 million. The Company did not have any notes receivable or notes sold with recourse outstanding at December 31, 2003.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

5. Derivative Instruments

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

There were no foreign exchange contracts outstanding at October 2, 2004 or December 31, 2003.

6. Income Taxes

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of October 2, 2004, due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

The Company determined that a gross deferred tax liability is required to be established in order to account for differences between the tax and book basis of the acquired intangibles (other than goodwill) of Spectra-Physics. The gross deferred tax liability of Spectra-Physics is equal to the Company’s recorded standalone net deferred tax asset of approximately $14.9 million (recorded in prior periods) plus a deferred tax asset recorded in the third quarter of approximately $8.0 million, which was reflected as a reduction of goodwill. As a result, the Company’s recorded deferred tax assets equal the acquired deferred tax liability, and net to zero on the accompanying consolidated balance sheet.

7. Discontinued Operations

In March 2003, the Company shut down its Plymouth, Minnesota operation and liquidated the majority of the remaining assets. Results for 2003 include the treatment of the Company’s former metrology business and its Minnesota operation as discontinued operations, reflecting the completed divestitures of those operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

8. Inventories

Inventories are stated at the lower of cost, determined on either a first in, first-out (FIFO) or average cost basis, or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Amounts required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of sales.

Inventories consist of the following:

(In thousands)	October 2, 2004	December 31, 2003
Raw materials and purchased parts	$45,780	$33,372
Work in process	22,532	7,463
Finished goods	19,491	14,019

Total inventories	$87,803	$54,854

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	October 2, 2004	December 31, 2003
Deferred revenue	$8,102	$1,357
Accrued warranty obligations	5,535	806
Accrued income taxes	5,436	3,937
Other	13,887	3,467

	$32,960	$9,567

10. Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties are limited by amount of usage of the product. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003
Balance at beginning of year	$806	$2,047
Additions from business acquisition	4,504	—
Additions charged to cost of sales	2,217	1,380
Warranty claims	(1,992)	(2,579)

Balance at end of period	$5,535	$848

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

11. Accrued Restructuring Costs

In the third quarter of 2004, the Company increased its estimate of the required liability for facility consolidations by $0.7 million to reflect settlements of its remaining lease obligations for certain leases as well as revised estimates of future sublease income.

As of October 2, 2004, $1.1 million of facility-related accruals remained under the Company’s 2002 restructuring plan. All severance actions were completed in 2003 and a total of 331 employees were terminated under this plan.

The following table summarizes the Company’s accrued restructuring costs under its 2002 restructuring plan:

(In thousands)	Facility Consolidation
Balance at December 31, 2003	$1,687
Additions	684
Cash payments	(1,299)

Balance at October 2, 2004	$1,072

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At October 2, 2004 and December 31, 2003, $0.7 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $0.4 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

In connection with the acquisition of Spectra-Physics, the Company began to formulate an exit plan to consolidate certain locations and such preliminary plan was approved by the Company’s Board of Directors. The Company is still finalizing this plan, which will include employee severance, relocation and facility closure costs. The Company expects to finalize such plan by the end of the second quarter of 2005.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$3,070	$3,323	$6,393
Cash payments	(104)	—	(104)

Accrued restructuring at October 2, 2004	$2,966	$3,323	$6,289

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2007 and 2011. At October 2, 2004, $3.6 million of these accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $2.7 million of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

12. Short-Term Obligations

At October 2, 2004, the Company had in place a $5.0 million revolving line of credit expiring December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.49% at October 2, 2004) plus 1.5%, at the Company’s option, and an unused line fee of 0.25% per year. At October 2, 2004, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.

At October 2, 2004, the Company had in place two revolving lines of credit of 1.5 billion yen ($13.5 million at October 2, 2004) at two Japanese banks expiring as follows: $9.9 million on November 30, 2004 and $3.6 million on March 31, 2005. The lines are not secured and bear interest at the prevailing bank rate. At October 2, 2004, we had $13.5 million outstanding under these lines of credit, with no amounts available for borrowing. In addition to these lines of credit, the Company had three lines of credit of 800 million yen ($7.2 million at October 2, 2004) to be used to sell notes receivable with recourse, which bear interest at the bank’s prevailing rate. These lines have no expiration date. At October 2, 2004, we had $3.2 million outstanding under these lines, with $4.0 million available for the sale of notes receivable. The weighted average interest rate on all borrowings under these lines was 1.7%.

13. Interest and Other Income (Expense), Net

Interest and other income (expense), net, consist of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Interest and dividend income	$375	$1,446	$2,974	$5,225
Gains (losses) on sales of marketable securities, net	(1,749)	963	(1,489)	2,247
Investment write-down	(1,419)	—	(1,419)	—
Interest expense	(804)	(14)	(884)	(206)
Bank and portfolio asset management fees	(109)	(181)	(379)	(583)
Foreign exchange losses, net	(74)	(29)	(20)	(327)
Other income (expense), net	45	55	47	(168)

Total interest and other income (expense), net	$(3,735)	$2,240	$(1,170)	$6,188

In the third quarter of 2004, the Company determined that a minority interest investment made in prior years in a semiconductor component manufacturer had incurred an other-than-temporary reduction in value. As a result, the Company wrote down the investment to its net realizable value, and incurred a loss of $1.4 million. Such amount is included in other expense, net above for both the three and nine months ended October 2, 2004.

14. Accumulated Other Comprehensive Income and Comprehensive Loss

Accumulated other comprehensive income consists of the following:

(In thousands)	October 2, 2004	December 31, 2003
Cumulative foreign currency translation gains	$3,854	$2,955
Unrealized losses on marketable securities	(93)	(3)

	$3,761	$2,952

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

The components of comprehensive loss, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Net loss	$(18,531)	$(2,925)	$(14,683)	$(11,146)
Foreign currency translation gain	1,192	641	899	4,772
Unrealized holding period gains (losses) arising during period	142	(994)	(1,580)	(138)
Less: reclassification adjustments for (gain) loss included in net loss	1,749	(963)	1,490	(2,247)

Comprehensive loss	$(15,448)	$(4,241)	$(13,874)	$(8,759)

15. Net Loss Per Share

The following table sets forth the numerator and denominator used in the computation of net loss per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(18,531)	$(2,814)	$(14,683)	$(8,843)
Loss from discontinued operations	—	(111)	—	(2,303)

Net loss	$(18,531)	$(2,925)	$(14,683)	$(11,146)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	42,352	38,780	40,305	38,679
Weighted unvested restricted stock outstanding	(162)	(65)	(101)	(65)

Denominator for basic and diluted net loss per share:	42,190	38,715	40,204	38,614

Common stock equivalents of 1,456 and 1,847, respectively, have been excluded from the denominator for purposes of calculating diluted loss per share for the three and nine months ended October 2, 2004, and common stock equivalents of 2,033 and 2,376, respectively, have been excluded from the denominator for purposes of calculating diluted loss per share for the three and nine months ended September 30, 2003, as their inclusion would be antidilutive due to the net losses incurred.

16. Stock Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock-based compensation and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148) and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, no compensation expense is recognized for employee stock options with exercise prices greater than or equal to the Company’s stock price at the date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares, are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost related to the Company’s stock option and employee stock purchase plans determined

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

based upon the fair value of awards under these plans as of the grant date, consistent with the methodology prescribed under SFAS No. 148 and SFAS No. 123, are presented below:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Net loss – reported	$(18,531)	$(2,925)	$(14,683)	$(11,146)
Employee compensation expense under fair value method	(4,012)	(4,379)	(11,106)	(13,120)

Net loss – pro forma	$(22,543)	$(7,304)	$(25,789)	$(24,266)

Basic and diluted net loss per share – reported	$(0.44)	$(0.08)	$(0.37)	$(0.29)
Basic and diluted net loss per share – pro forma	$(0.53)	$(0.19)	$(0.64)	$(0.63)
Diluted net loss per share – reported	$(0.44)	$(0.08)	$(0.37)	$(0.29)
Diluted net loss per share – pro forma	$(0.53)	$(0.19)	$(0.64)	$(0.63)
Shares used in computation of basic and diluted net loss per share – reported and pro forma	42,190	38,715	40,204	38,614

The fair value of each option granted in 2004 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 64.3%; risk-free interest rate of 3.4%; expected life of 5 years; and expected turnover rate of 12.9%.

17. Defined Benefit Pension Plans

Defined Benefit Pension Plans

Several of the Company’s non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of our pension plans. Net periodic benefit costs for the plans in aggregate included the following components:

	Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003
Service cost	$99	$—
Interest cost on benefit obligation	147	—
Expected return on plan assets	(58)	—

	$188	$—

The above information includes only the period from the acquisition of Spectra-Physics on July 16, 2004.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2004

18. Segment Reporting

A new business segment, Lasers, has been added as a result of the Spectra-Physics acquisition. Newport’s previously reported Industrial and Scientific Technologies Division (ISTD) has been combined with Spectra-Physics’ Photonics business to create a new business segment, Photonics and Precision Technologies (PPT). All prior period financial information has been reclassified into these new segments. In the first quarter of 2004, the Company reclassified certain fiber optic communications product lines from its Advanced Packaging and Automation Systems (APAS) Division to the former ISTD. All prior periods have been restated to reflect this change in business segment reporting. Selected segment financial information follows:

(In thousands)	Photonics and Precision Technologies	Lasers	Advanced Packaging and Automation Systems	Total
Three Months Ended October 2, 2004:
Sales to external customers	$48,951	$39,194	$5,490	$93,635
Segment income (loss)	9,634	3,051	(3,470)	9,215

Three Months Ended September 30, 2003:
Sales to external customers	$26,562	$—	$4,917	$31,479
Segment income (loss)	2,187	—	(4,129)	(1,942)

Nine Months Ended October 2, 2004:
Sales to external customers	$121,177	$39,194	$23,163	$183,534
Segment income (loss)	17,548	3,051	(5,223)	15,376

Nine Months Ended September 30, 2003:
Sales to external customers	$81,144	$—	$17,420	$98,564
Segment income (loss)	5,559	—	(11,247)	(5,688)

The following reconciles segment loss to consolidated loss from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Segment income (loss)	$9,215	$(1,942)	$15,376	$(5,688)
Integration-related charges to cost of sales	(13,186)	—	(13,186)	—
Unallocated operating expenses	(4,908)	(2,827)	(9,946)	(8,650)
Restructuring, impairment, integration and other charges	(4,985)	(285)	(4,985)	(693)
Interest and other income (expense), net	(3,735)	2,240	(1,170)	6,188

Loss from continuing operations before income taxes	$(17,599)	$(2,814)	$(13,911)	$(8,843)

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, integration expenses, restructuring, impairment and other charges, interest and other expense, net and income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended October 2, 2004 and September 30, 2003

INTRODUCTORY NOTE

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 27 through 36 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended December 31, 2003. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three- and nine-month periods ended October 2, 2004 and September 30, 2003. This discussion should be read in conjunction with the financial statements and associated notes.

ACQUISITION

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power semiconductor, solid-state and gas lasers, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronic manufacturing and medical diagnostics. The transaction was accounted for using the purchase method. Our results of operations for 2004 include the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. The acquisition has more than doubled the size of the company in terms of revenue, headcount and operating facilities. Accordingly, comparisons of amounts in prior periods may not be meaningful.

See further discussion in Note 2 of the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

In March 2003, we shut down our Plymouth, Minnesota operation and liquidated the majority of the remaining assets. Results for the 2003 periods include the treatment of our former metrology business and our Minnesota operation as discontinued operations, reflecting the completed divestitures of those operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations and income tax valuations. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned. For certain non-catalog products, we establish a sales return reserve based on historical product returns.

Accounts and Notes Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectibility of customer receivables on an ongoing basis by reviewing past due invoices. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse to one of four banks within Japan with which we do business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At October 2, 2004, total promissory notes receivable amounted to $5.1 million. Promissory notes sold with recourse are included in both current notes receivable and short-term obligations until the underlying note obligations are ultimately satisfied by payment of the note obligation by the customers to the banks. At October 2, 2004, such discounted note obligations included in overdraft borrowings were $3.2 million. We did not have any notes receivable or notes sold with recourse outstanding at December 31, 2003.

Pension Plans

Several of our non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon our judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of our pension plans.

Inventories

We state our inventories at the lower of cost, determined on either a first in, first-out (FIFO) or average cost basis), or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties are limited by amount of usage of the product. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill. We perform the annual impairment review in the fourth quarter of each year. The 2003 and 2002 annual reviews resulted in no additional impairment of the carrying value of goodwill. At October 2, 2004, we had goodwill of approximately $235.6 million, and intangible assets of approximately $59.1 million.

In the third quarter of 2004, we determined that a minority interest investment made in prior years in a semiconductor component manufacturer had incurred an other-than-temporary reduction in value. As a result, we wrote down the investment to its net realizable value, and incurred a loss of $1.4 million. Such amount is included in interest and other expense, net above for both the three and nine months ended October 2, 2004.

Restructuring Reserves

In the third quarter of 2004, we increased our estimate of the required liability for facility consolidations by $0.7 million to reflect settlements of our remaining lease obligations for certain leases as well as revised estimates of future sublease income.

As of October 2, 2004, $1.1 million of facility-related accruals remained under our 2002 restructuring plan. All severance actions were completed in 2003 and a total of 331 employees were terminated under this plan.

The following table summarizes our accrued restructuring costs under this plan:

(In thousands)	Facility Consolidation
Balance at December 31, 2003	$1,687
Additions	684
Cash payments	(1,299)

Balance at October 2, 2004	$1,072

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At October 2, 2004 and December 31, 2003, $0.7 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $0.4 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

In connection with the acquisition of Spectra-Physics, we began to formulate an exit plan to consolidate certain locations and the preliminary plan was approved by our Board of Directors. We are still finalizing this plan, which will include employee severance, relocation and facility closure costs. We expect to finalize this plan by the end of the second quarter of 2005.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$3,070	$3,323	$6,393
Cash payments	(104)	—	(104)

Accrued restructuring at October 2, 2004	$2,966	$3,323	$6,289

The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2007 and 2011. At October 2, 2004, $3.6 million of these accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities; and $2.7 million of accrued restructuring costs are included in long-term accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

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

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2003 and recorded a valuation allowance against deferred tax assets for the current period. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

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

We have determined that a gross deferred tax liability is required to be established in order to account for differences between the tax and book basis of the acquired intangibles (other than goodwill) of Spectra-Physics. The gross deferred tax liability of Spectra-Physics is equal to our recorded standalone net deferred tax asset of approximately $14.9 million (recorded in prior periods) plus a deferred tax asset recorded in the third quarter of approximately $8.0 million, which was reflected as a reduction of goodwill. As a result, our recorded deferred tax assets equal the acquired deferred tax liability, and net to zero on the accompanying consolidated balance sheet.

Fiscal Year End

Effective beginning in the first quarter of 2004, we changed to a conventional 52/53-week accounting fiscal year. Our fiscal year will end on the Saturday closest to December 31, and our fiscal quarters will end on the Saturday closest to the end of each corresponding calendar quarter. As a result, for fiscal 2004, our first, second and third quarters ended on April 3, 2004, July 3, 2004 and October 2, 2004, respectively. Our fiscal year will end on January 1, 2005.

End Markets

In connection with our acquisition of Spectra-Physics, we realigned our end markets into four new customer markets: Scientific Research and Aerospace/Defense, Microelectronics (which is comprised primarily of semiconductor capital equipment customers), Life and Health Sciences and All Other End Markets (which includes general industrial and fiber optic communications customers). Our discussion will include comparisons to these end markets and all prior periods have been reclassified to conform to this realignment.

RESULTS OF OPERATIONS

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 30, 2003	October 2, 2004	September 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.5	67.4	70.1	66.7

Gross profit	25.5	32.6	29.9	33.3

Selling, general and administrative expenses	31.4	34.5	28.1	34.2
Research and development expense	8.9	14.1	8.7	14.4

Operating loss	(14.8)	(16.0)	(6.9)	(15.3)

Interest and other income (expense), net	(4.0)	7.1	(0.7)	6.3

Loss from continuing operations before income taxes	(18.8)	(8.9)	(7.6)	(9.0)

Income tax provision	1.0	—	0.4	—

Loss from continuing operations	(19.8)	(8.9)	(8.0)	(9.0)

Loss from discontinued operations	—	(0.4)	—	(2.3)

Net loss	(19.8)%	(9.3)%	(8.0)%	(11.3)%

Net Sales

Net sales for the quarter ended October 2, 2004 were $93.6 million, an increase of 197.1% compared with $31.5 million for the quarter ended September 30, 2003. Net sales for the nine months ended October 2, 2004 were $183.5 million, an increase of 86.1% compared with $98.6 million in the corresponding period of 2003. The sales increases in both periods were due primarily to the addition of Spectra-Physics’ sales from the acquisition date of July 16, 2004, which contributed $50.1 million in the third quarter and nine-month periods. In addition, our existing business saw increases in demand compared with the 2003 periods in each of our end markets.

Sales for the quarter ended October 2, 2004 to our scientific research and aerospace/defense markets were $34.3 million, an increase of $21.5 million, or 168.0%, compared with the corresponding prior-year period. Sales to these markets in the nine months ended October 2, 2004 were $62.3 million, an increase of $26.6 million, or 74.5%, compared with the corresponding period in 2003. The sales increases in both periods were due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $19.4 million in the third quarter and nine-month periods. The increases were also attributable to the overall strength of the economy, our further penetration of the research market, sales of the new products we released during 2003 and 2004, and greater governmental spending on research, defense and homeland security, which led to higher demand for the components and subsystems we sell to customers in this market.

Sales to customers in the microelectronics market for the quarter ended October 2, 2004 were $28.1 million, reflecting an increase of $17.1 million, or 155.5%, compared with the corresponding prior-year period. Sales to this market in the nine months ended October 2, 2004 were $67.4 million, an increase of $29.8 million, or 79.3%, compared with the corresponding period in 2003. The sales increases in both periods were due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $11.4 million in the third quarter and nine-month periods. In addition, the increases compared with both prior-year periods reflected heightened demand by semiconductor manufacturers for capital equipment, which led to higher demand for the components, subsystems and robots we sell to this market, offset in part by a reduction in sales of the turnkey systems we sell to back-end packaging customers in this market.

Sales to the life and health sciences market for the quarter ended October 2, 2004 totaled $15.7 million, reflecting an increase of $13.0 million, or 481.5%, compared with the corresponding prior-year period. Sales to this market in the nine months ended October 2, 2004 were $23.5 million, an increase of $15.8 million, or 205.2%, compared with the corresponding period in 2003. The sales increases in both periods were due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $11.2 million in the third quarter and nine-month periods. The increase was also attributable to higher sales of products to one of our largest customers in this market in the 2004 periods.

Sales for the quarter ended October 2, 2004 to our other end markets were $15.5 million, an increase of $10.5 million, or 210.0%, compared with the corresponding prior-year period. Sales to these markets in the nine months ended October 2, 2004 were $30.3 million, an increase of $12.7 million, or 72.2%, compared with the corresponding period in 2003. The sales increases in both periods were due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $8.1 million in the third quarter and nine-month periods. The increases were also attributable to the overall strength of the economy.

Domestic and international sales by end market were as follows:

Domestic Sales:	Three Months Ended		Increase	Percentage Increase
(In thousands)	October 2, 2004	September 30, 2003
Scientific research and aerospace/defense	$18,268	$7,913	$10,355	130.9%
Microelectronics	22,057	10,347	11,710	113.2
Life and health sciences	10,077	2,470	7,607	308.0
Other end markets	4,785	1,318	3,467	263.1

Total domestic sales	$55,187	$22,048	$33,139	150.3%

International Sales:	Three Months Ended		Increase	Percentage Increase
(In thousands)	October 2, 2004	September 30, 2003
Scientific research and aerospace/defense	$16,061	$4,872	$11,189	229.7%
Microelectronics	5,999	700	5,299	757.0
Life and health sciences	5,657	226	5,431	2,403.1
Other end markets	10,731	3,633	7,098	195.4

Total international sales	$38,448	$9,431	$29,017	307.7%

Domestic Sales:	Nine Months Ended		Increase	Percentage Increase
(In thousands)	October 2, 2004	September 30, 2003
Scientific research and aerospace/defense	$33,959	$20,623	$13,336	64.7%
Microelectronics	59,434	33,703	25,731	76.3
Life and health sciences	16,722	6,870	9,852	143.4
Other end markets	9,795	6,515	3,280	50.3

Total domestic sales	$119,910	$67,711	$52,199	77.1%

International Sales:	Nine Months Ended		Increase	Percentage Increase
(In thousands)	October 2, 2004	September 30, 2003
Scientific research and aerospace/defense	$28,374	$15,036	$13,338	88.7%
Microelectronics	7,978	3,921	4,057	103.5
Life and health sciences	6,734	822	5,912	719.2
Other end markets	20,538	11,074	9,464	85.5

Total international sales	$63,624	$30,853	$32,771	106.2%

Geographically, sales to European customers in the third quarter of 2004 were $18.4 million, an increase of $13.1 million, or 247.2%, and sales in the nine months ended October 2, 2004 were $32.3 million, an increase of $14.4 million, or 80.4%, compared with the corresponding prior-year periods. Sales to Pacific Rim customers in the third quarter of 2004 were $15.8 million, an increase of $12.5 million, or 378.8%, and sales in the nine months ended October 2, 2004 were $24.4 million, an increase of $14.1 million, or 136.9%, compared with the corresponding prior-year periods. Third quarter sales to other international customers were $4.2 million, an increase of $3.4 million, or 425.0%, and sales to these customers in the nine months ended October 2, 2004 were $6.9 million, an increase of $4.2 million, or 155.6%, compared with the respective prior-year periods. The increases in sales to international customers in the 2004 periods compared with the corresponding 2003 periods were due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $26.5 million to international sales in the 2004 periods.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the 2004 periods compared with the corresponding 2003 periods.

We expect net sales for the fourth quarter of 2004 to increase over the third quarter due to historically strong fourth quarter sales to the scientific research market, as well as the addition of Spectra-Physics’ sales for a full quarter, offset in part by a slight decrease in sales to the microelectronics market. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research and aerospace/defense markets will increase in the fourth quarter of 2004 compared with the third quarter level due to the historical seasonality in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to decrease in the fourth quarter of 2004 compared with the third quarter level and remain flat to slightly down for the next few quarters thereafter, consistent with the overall trend in this market. However, the duration and extent of this downturn is difficult to predict and represents a significant uncertainty with respect to our future operating results.

We expect our sales to the life and health sciences market for the fourth quarter to increase slightly compared with the third quarter due to the addition of a full quarter of Spectra-Physics’ sales. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to our concentration of significant OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin for the quarter ended October 2, 2004 was 25.5%, compared with a gross margin of 32.6% in the corresponding period in 2003. Gross margin for the nine months ended October 2, 2004 was 29.9%, compared with a gross margin of 33.3% in the corresponding period of 2003. Gross margin for the third quarter was positively impacted by the addition of Spectra-Physics sales from the July 16, 2004 acquisition date, but this impact was more than offset by charges to cost of sales for acquisition, integration and other items. These included a charge of $6.7 million related to acquired inventory that was written up to a normal selling margin in accordance with Statement of Financial Accounting Standards No. 141 and sold during the quarter, a charge of $4.7 million for inventory that we wrote off and disposed of due to facility consolidations and an impairment charge of $1.5 million for a technology investment deemed non-strategic as a result of the acquisition of Spectra-Physics.

We expect our gross margin to improve significantly in the fourth quarter of 2004 compared with the third quarter level, but to again be impacted, to a lesser extent, by adjustments to cost of sales for acquisition, integration and other items. In general, we expect that our gross margin will fluctuate in future periods due to factors including absorption of fixed overhead due to sales volumes and production activity, product mix and the proportion of sales to OEM customers, material costs, changes in the carrying value of inventory and manufacturing efficiencies. In particular, because a significant portion of our manufacturing overhead is fixed in the short term, the impact of increases or decreases in sales on our gross margin will likely not be in proportion to the changes in net sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense for the quarter ended October 2, 2004 totaled $29.4 million, or 31.4% of net sales, compared with $10.9 million, or 34.5% of net sales, for the third quarter of 2003. SG&A expense for the nine months ended October 2, 2004 totaled $51.6 million, or 28.1% of net sales, compared with $33.7 million, or 34.2% of net sales, for the corresponding period in 2003. The increase in SG&A expenses was attributable primarily to the addition of $9.9 million of SG&A expense of Spectra-Physics from the July 16, 2004 acquisition date, and to acquisition, integration and restructuring charges, including $1.6 million for amortization of purchased intangibles and $1.0 million for impairment of fixed assets at facilities impacted by consolidation. In addition, SG&A expense was impacted by an increase in variable selling expenses in the first half of 2004 associated with the higher sales volume, increased accounting and auditing fees due to our increased size, and outside consulting fees related to compliance with Section 404 of the Sarbanes Oxley Act of 2002.

We expect that SG&A expense for the fourth quarter will increase slightly compared with the third quarter level due to the addition of Spectra-Physics’ SG&A expenses for a full quarter, and to again be impacted significantly by acquisition and integration charges, and by outside consulting fees relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In general, we expect that SG&A expense will fluctuate as a percentage of sales in the future based on our sales level in any given period. Because a significant portion of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense for the quarter ended October 2, 2004 totaled $8.3 million, or 8.9% of net sales, compared with $4.4 million, or 14.1% of net sales, for the third quarter of 2003. R&D expense for the nine months ended October 2, 2004 totaled $16.0 million, or 8.7% of net sales, compared with $14.2 million, or 14.4% of net sales, for the corresponding period in 2003. The higher R&D expense was attributable primarily to the addition of expenses for Spectra-Physics from the acquisition date of July 16, 2004, which were $4.3 million, offset in part by reductions in R&D spending in the fiber optic communications area, as well as by the results of our efforts to maximize the focus and efficiency of our R&D activities.

We expect that R&D expense will increase in the fourth quarter of 2004 compared with the third quarter level due to the addition of the R&D expense of Spectra-Physics for a full quarter. In addition, we believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because a significant portion of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Interest and Other Income (Expense), Net

Interest and other expense, net, totaled $3.7 million for the third quarter of 2004, compared with interest and other income, net of $2.2 million in the third quarter of 2003. Interest and other expense, net, totaled $1.2 million for the nine months ended October 2, 2004, compared with interest and other income, net of $6.2 million in the corresponding period in 2003. Interest and other income (expense), net, was negatively impacted by a charge of $1.7 million for losses on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for Spectra-Physics, and by a charge of $1.4 million for the loss on a minority interest investment in a semiconductor component manufacturer that incurred an other-than-temporary reduction in value. In addition, it was negatively impacted by lower interest income earned due to lower cash balances, higher interest expense due to the debt issued to fund the purchase price of Spectra-Physics, and interest expense on lines of credit assumed in the acquisition.

We expect to incur interest and other expense, net, in the fourth quarter of 2004, primarily for interest expense incurred on short-term and long-term debt.

Income Taxes

The effective tax rate from continuing operations for the quarter ended October 2, 2004 was an expense of 5.3%, versus 0.0% in the corresponding prior-year period, and was an expense of 5.5% in the first nine months of 2004, compared with 0.0% in the corresponding prior-year period. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Overall, we expect our tax rate to increase compared with the third quarter 2004 level due to increased state income taxes, as well as additional taxes payable in foreign jurisdictions, resulting primarily from our acquisition of Spectra-Physics.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by our operating activities of $11.1 million for the nine months ended October 2, 2004 was attributable primarily to the cash provided by of our results of operations, a decrease in inventories and an increase in accrued expenses due to the timing of payments, offset in part by an increase in accounts and notes receivable as a result of an increase in sales at the end of the third quarter and cash paid for accrued restructuring costs.

Net cash provided by investing activities of $0.1 million for the nine months ended October 2, 2004 consisted primarily of net proceeds from the sale of marketable securities of $206.9 million, offset primarily by net cash used in the acquisition of Spectra-Physics of $203.7 million and net purchases of property, plant and equipment of $2.7 million.

Net cash provided by financing activities of $5.0 million for the nine months ended October 2, 2004 consisted of proceeds of $3.5 million received from the issuance of common stock in connection with stock option and employee stock purchase plans and proceeds from short-term borrowings of $1.8 million, offset in part by payments of capital lease obligations of $0.3 million.

At October 2, 2004, we had cash and cash equivalents of $28.1 million and marketable securities of $48.7 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. Such portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. Our cash portfolio balances declined by over $200 million in the third quarter of 2004 due to the cash paid to acquire Spectra-Physics, and we expect to use additional cash in the fourth quarter for acquisition, integration and related items. However, we expect that we will generate positive cash flow in the fourth quarter due to expected cash provided by operating activities plus the expected cash payment of approximately $25 million related to a receivable for the net asset adjustment related to the acquisition of Spectra-Physics. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At October 2, 2004, we had in place a $5.0 million revolving line of credit expiring December 31, 2004. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.49% at October 2, 2004) plus 1.5%, at our option, and an unused line fee of 0.25% per year. At October 2, 2004, there were no balances outstanding under the line of credit, with $4.5 million available under the line, after considering outstanding letters of credit totaling $0.5 million.

At October 2, 2004, we had in place two revolving lines of credit of 1.5 billion yen ($13.5 million at October 2, 2004) at two Japanese banks expiring as follows: $9.9 million on November 30, 2004 and $3.6 million on March 31, 2005. The lines are not secured and bear interest at the prevailing bank rate. At October 2, 2004, we had $13.5 million outstanding under these lines of credit, with no amounts available for borrowing. In addition to these lines of credit, we had three lines of credit of 800 million yen ($7.2 million at October 2, 2004) to be used to sell notes receivable with recourse, which bear interest at the bank’s prevailing rate. These lines have no expiration date. At October 2, 2004, we had $3.2 million outstanding under these lines, with $4.0 million available for the sale of notes receivable. The weighted average interest rate on all borrowings under these lines was 1.7%.

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

On July 16, 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics. The purchase price was comprised of $200 million in cash, a $50 million promissory note issued to Thermo Electron Corporation bearing 5% interest payable quarterly with principal payable in full on July 16, 2009, and 3.2 million shares of our common stock. The purchase price is subject to a net asset adjustment, whereby the purchase price is adjusted based upon the net assets at the closing date compared with the net assets at December 31, 2003. We have estimated that this adjustment will result in payment to us of approximately $25 million, which we expect to receive in the fourth quarter of 2004.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 27-36), and there can be no assurance that we will not require additional funding in the future.

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We cannot assure you that any such financing would be available, or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive.

RISKS RELATING TO OUR BUSINESS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, including our consolidated financial statements and related notes included therein.

We may not be able to effectively or completely integrate the business and operations of Spectra-Physics, which may cause the market price of our common stock to decline significantly.

In connection with our acquisition of Spectra-Physics, we face several significant challenges in integrating the business and operations of Spectra-Physics with our own. We may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner. The acquisition of Spectra-Physics approximately doubled our size, including with respect to revenue, number of employees and facilities. The acquisition and integration of Spectra-Physics with our operations involves substantial risks, including:

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

The business and operations of Spectra-Physics may not achieve the anticipated revenues and operating results. We may in the future choose to close or divest certain sectors or divisions of Spectra-Physics, which could require us to record losses relating to such closures or divestitures. Any of the foregoing risks could materially harm our business, financial conditions and results of operations.

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

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:

•	fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor industry), levels of government funding available to our customers, and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	variations in the mix of products we sell in each of the markets in which we do business;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	market acceptance of any new or enhanced versions of our products;

•	the availability and cost of key components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	fluctuations in foreign currency exchange rates;

•	timing of new product introductions by our competitors; and

•	our levels of expenses.

We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters.

We often recognize a substantial portion of our sales in the last month of the quarter. Thus, unexpected variations in timing of sales, particularly for our higher priced, higher margin products such as our laser products, can cause significant fluctuations in our quarterly operating results. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall.

Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, should not be construed as reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

We are highly dependent on the semiconductor equipment industry, which is volatile and unpredictable.

A substantial portion of our current and expected future business comes from sales of subsystem and laser products to manufacturers of semiconductor fabrication, metrology and wafer inspection equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

During industry downturns, our revenues from this market will decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and, subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in this market occur, we must be able to rapidly and effectively increase our manufacturing capacity to meet increases in customer demand that may be extremely rapid, and if we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

A limited number of customers account for a significant portion of our sales to the semiconductor market, and we are highly dependent on the success of their products.

We rely on a limited number of customers for a significant portion of our sales to the semiconductor capital equipment market. Our top five customers in this market comprised approximately 59.9%, 72.5%, 75.2% and 61.1% of our sales to this market for the first nine months of 2004 (which include Spectra-Physics’ results of operations for the portion of the third quarter after July 16, 2004), and for the fiscal years ended December 31, 2003, 2002 and 2001, respectively, and our top two customers accounted for approximately 40.0%, 51.6%, 54.3% and 38.5%, respectively, of our sales to this market in these periods. One customer of both Newport and Spectra-Physics in this market, KLA-Tencor Corporation, comprised 10.2% of our consolidated net sales in 2003. No other single customer comprised more than 10% of net sales during these periods. In the back-end packaging portion of this market, two customers constituted substantially all of our sales to this portion during 2003, and these customers have significantly decreased their capital spending in the first nine months of 2004 compared with the corresponding period in 2003. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment and back-end packaging portions of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

The semiconductor capital equipment market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our systems and, subsystems in advance of significant sales of these systems and/or, subsystems to such customers. A failure on the part of our subsystem customers’ products to gain market acceptance, or a failure of the semiconductor capital equipment market to grow would have a significant negative effect on our business and results of operations.

A significant portion of our future growth is dependent on the growth of 300mm semiconductor wafer processes and flip chip packaging.

A significant portion of our expected future system and subsystem business in the semiconductor capital equipment market is comprised of products for the fabrication of 300mm semiconductor wafers. Wafer fabrication equipment for 300mm wafers is in an early stage of its adoption, and is expected to be driven by the need for the ability to manufacture more semiconductor chips at lower cost. The deployment of such equipment requires a significant capital investment by semiconductor manufacturers, and many semiconductor manufacturers have delayed plans to deploy such equipment until market conditions improve. In addition, recently certain industry analysts have recently forecasted more conservative capital equipment spending and slower adoption of new technologies by semiconductor manufacturers in future periods. If the demand for capital equipment for 300mm wafers does not increase, or increases more slowly than expected, demand for our system and subsystem products will likewise be adversely affected, and our business and results of operations could be harmed significantly.

In addition, a significant portion of our expected future capital equipment sales to the integrated semiconductor device manufacturing market is comprised of systems for flip chip bonding and other advanced die bonding techniques. Demand for these systems is expected to be driven in significant part by increases in demand for new technologies in industries such as communications and consumer electronics that require the use of such manufacturing techniques. Our customers in this market have significantly decreased their capital spending in the first nine months of 2004. If the demand for electronic devices requiring flip chip bonding or other advanced die bonding techniques does not increase, or increases more slowly than expected, demand for our capital equipment will likewise be adversely affected, and our business and results of operations could be harmed significantly.

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

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year. The orders comprising our backlog are often subject to cancellation and changes in delivery schedules by our customers without significant penalty. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations and cause our stock price to drop.

If we are delayed in introducing our new products into the marketplace, or if our new products contain defects, our operating results will suffer.

Because certain of our products, particularly lasers, are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors’ products. In addition, because certain of our markets, such as the semiconductor equipment market, are highly cyclical in nature, if we fail to timely introduce new products in advance of an upturn in the market’s cycle, we may be foreclosed from selling products to many customers until the next cycle. As such, our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer. In addition, our products may contain defects or undetected errors. As a result, we could incur substantial expenses in fixing any defects or undetected errors, which could result in damage to our competitive position and harm our business and results of operations.

We face significant risks from doing business in foreign countries.

Our business is subject to risks inherent in conducting business internationally. For the first nine months of 2004 (which include Spectra-Physics’ results of operations for the portion of the third quarter after July 16, 2004), and for the years ended December 31, 2003, 2002 and 2001, our international revenues accounted for approximately 34.6%, 31.5%, 29.1% and 30.4%, respectively, of total net sales, with a substantial portion of international sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that, in particular, the proportion of our sales to Asian customers will increase as a result of the purchase of Spectra-Physics. As a result of our international operations, we face various risks, which include:

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

As a result of our international operations, fluctuations in foreign exchange rates could affect the sales price in local currencies of our products in foreign markets, potentially making our products less price competitive. In addition, exchange rate fluctuations could increase the costs and expenses of our foreign operations or require us to modify our current business practices. If we experience any of the risks associated with international business, our business and results of operations could be significantly harmed.

We face substantial competition, and if we fail to compete effectively, our operating results will suffer.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers to manufacture OEM subassembly products on their behalf. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product performance, features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

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

We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Whenever such claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

We obtain some of the materials used to build our systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. If our components or raw materials are unavailable in adequate amounts at acceptable quality levels or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products. If we do not obtain comparable replacement components from other sources in a timely manner, our business and results of operations will be harmed. Many of our suppliers require long lead-times to deliver the quantities of components that we need. If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment could occur, which would harm our business and results of operations.

Our products could contain defects, which would increase our costs and harm our business.

Certain of our products, especially our laser products, are inherently complex in design and require ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process. As a result of the technical complexity of these products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could adversely affect our manufacturing yields and product reliability, which could in turn harm our business, operating results, financial condition and customer relationships.

We provide warranties for our products, and we accrue allowances for estimated warranty costs at the time we recognize revenue for the sale of the products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We establish warranty reserves based on historical warranty costs for our products. If actual return rates or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other suppliers, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	increased costs of product returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; or

•	legal action by our customers.

The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

Our products are subject to potential product liability claims.

We are exposed to significant risks for product liability claims if personal injury or death results from the use of our products. We may experience material product liability losses in the future. We maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall, could have a material adverse effect on our business, financial condition and results of operations.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for our fiscal year ending January 1, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging, and, as permitted by the Securities and Exchange Commission, will not complete such work with respect to Spectra-Physics until 2005. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of January 1, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In addition, if any such unidentified material weaknesses were to result in a material misstatement or omission in our financial statements, we could be subject to civil and criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with these new requirements. If we are not able to complete our assessment in a timely manner, we and our auditors may be unable to conclude that our internal control over financial reporting is effective as of January 1, 2005.

Our financial results could be adversely affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Currently, the Financial Accounting Standards Board is considering changes to the accounting rules concerning the recognition of stock option compensation expense which would require us to account for equity compensation under the fair value method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” We provide disclosures of our operating results as if we had applied the fair value method of accounting on a pro forma basis in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” If these proposals are implemented, we and other companies currently using the intrinsic value method may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by significantly increasing our equity compensation expense.

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

Our operating income from international operations totaled $3.2 million for the nine months ended October 2, 2004. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Japanese Yen, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the quarter ended October 2, 2004 or the nine months ended October 2, 2004. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our unsecured line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $48.7 million at October 2, 2004, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net loss for the quarter ended October 2, 2004, nor would it have had a material effect on our net loss for the nine months ended October 2, 2004.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our auditors.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On July 16, 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities from Thermo Electron Corporation (“Thermo”) pursuant to a Stock Purchase Agreement dated May 28, 2004 among us, Thermo and certain other related parties (the “Stock Purchase Agreement”). As part of the consideration under the Stock Purchase Agreement, we issued 3,220,300 shares of our common stock to Thermo Electron Corporation.

We did not employ any underwriters, brokers or finders in connection with such transaction. The securities were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act. Thermo represented to us its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any public distribution thereof, and represented to us that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act. Appropriate legends were affixed to the instruments representing such securities.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

10.1	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.2	Stockholder Agreement dated July 16, 2004 by and between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.3	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc.

10.4	Form of Restricted Stock Agreement under Registrant’s 2001 Stock Incentive Plan.

10.5	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

10.1	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.2	Stockholder Agreement dated July 16, 2004 by and between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.3	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc.

10.4	Form of Restricted Stock Agreement under Registrant’s 2001 Stock Incentive Plan.

10.5	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.