Form 10-K
period 2005-01-01
NEWPORT CORP
filed 2005-03-17
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-01649

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

As of January 31, 2005, 43,044,265 shares of the registrant’s sole class of common stock were outstanding. As of January 31, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $676 million, calculated based upon the closing price of our common stock as reported by the Nasdaq Stock Market on July 2, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General Description of Business

We are a global supplier of advanced technology products and systems to a wide range of industries, including microelectronics manufacturing, scientific research, aerospace and defense/security, life and health sciences and communications.

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. We have incorporated Spectra-Physics’ laser and laser-related technology business into our new Lasers Division, and we have combined Spectra-Physics’ photonics businesses with our former Industrial and Scientific Technologies Division to create our new Photonics and Precision Technologies Division.

As a result of the Spectra-Physics acquisition, we now provide a significantly expanded product portfolio to our newly-aligned target customer end markets: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment customers); life and health sciences; and all other end markets (which includes general industrial and fiber optic communications customers). This extensive portfolio enables us to offer our customers an end-to-end resource for products that make, manage and measure light. We provide:

•	high-power solid-state, gas and dye lasers and laser technology used in a wide array of applications, including scientific research, industrial and microelectronics manufacturing and life and health sciences;

•	components and integrated subsystems to manufacturers of semiconductor processing equipment, biomedical instrumentation and medical devices;

•	advanced automated assembly and test systems for manufacturers of communications and electronics devices; and

•	a broad array of high-precision systems, components and instruments to commercial, academic and government customers worldwide.

Our products leverage our expertise in laser technology, photonics instrumentation, precision robotics and automation, sub-micron positioning systems, vibration isolation, and optical subsystems and are designed to enhance the capabilities and productivity of our customers’ manufacturing, engineering and research applications.

For over three decades we have serviced the needs of research laboratories for precision equipment. Since 1991, we have acquired a series of companies to expand our product offerings, technology base and geographic presence. Through these acquisitions and our internal development efforts, we have evolved from a provider of discrete components and instruments for research applications to a company that manufactures both components and integrated systems for research and commercial applications. In particular, during 2001, we acquired Kensington Laboratories, Inc. (KLI), a manufacturer of high-precision robotic and motion control equipment primarily for the semiconductor equipment industry, and during 2002 we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. The acquisition of Spectra-Physics significantly increased the scope of our expertise and product offerings in our target customer end markets, and approximately doubled our size with respect to revenue, number of employees and facilities. We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will provide us with key technologies, give us access to new markets or otherwise further our strategic objectives. Conversely, from time to time we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Overview” below, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-13 of this Annual Report on Form 10-K.

Products and Services

We develop and sell a broad range of lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our products are used in mission-critical applications in industries including microelectronics manufacturing, aerospace and defense/security, life and health sciences and fiber optic device manufacturing. We also provide high-performance lasers, components, instruments and subsystems to commercial, academic and governmental research institutions worldwide. We develop, manufacture and market our products within three distinct business segments: Lasers, Photonics and Precision Technologies and Advanced Packaging and Automation Systems.

Lasers Division

Our Lasers Division offers a broad array of laser technology products and services with diverse applications to OEM and end-user customers in the scientific research, microelectronics, life and health sciences and industrial manufacturing markets. Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, diode lasers, high-energy pulsed lasers, tunable lasers, air-cooled ion lasers, water-cooled ion lasers and nitrogen lasers. We have established close relationships with OEM customers involved in microelectronics, life and health sciences, analytical instrumentation and industrial manufacturing. In addition to supplying our existing lasers and laser systems to these customers, we also work closely with our OEM and industrial customers to develop laser and laser system designs optimized for their product and technology roadmaps. In addition to our OEM services, we offer a full a range of laser technology solutions and accessories to our end-user customers, from complex laser systems to gas and diode lasers.

Markets and Applications

The breadth of our laser technology addresses a wide range of applications. These include scientific research, microelectronics, life and health sciences, image recording and graphics, aerospace and defense/security, industrial manufacturing, marking and engraving.

•	Scientific Research. We are one of the world’s leading suppliers of scientific lasers, with a forty-year history of working closely with the research community to pioneer new applications and technologies. Today, as a leader in ultrafast laser technology, we continue to break new ground in a variety of scientific research areas, including spectroscopy, ultrafast phenomena, multiphoton microscopy, terahertz imaging, optical coherence tomography, laser induced fluorescence, light detection and ranging, nonlinear optics, particle imaging velocimetry and laser cooling.

•	Microelectronics. Laser technology addresses a wide range of vital applications in the semiconductor and microelectronics market, from front-end yield management to back-end advanced packaging. Laser technology is also a key enabler of achievement of the industry roadmap of smaller feature sizes with increased functionalities. Our air-cooled ion, solid-state and ultrafast lasers are used in data storage, wafer inspection, semiconductor metrology, dynamic random access memory (DRAM) and static random access memory (SRAM) repair, lithography, wafer and component marking, resistor trimming, printed circuit board and flat panel display manufacturing applications.

•	Life and Health Sciences. Laser technology is widely used in the life and health sciences market, and we provide products for use in both biomedical diagnostic and analytical instrumentation and medical cosmetic and therapeutic applications. Our solid-state, ultrafast, gas and high-energy pulsed lasers are used in applications such as multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight (MALDI-TOF), laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery. Cosmetic and therapeutic applications are typically addressed with our diode lasers and include hair removal and a variety of dermatological and dental procedures.

•	Image Recording and Graphics. Our laser technology offers cost-effective light sources for image recording and graphics. Our product applications include pre-press, on-press, ultra-high speed printing, photo finishing, film subtitling and holography.

•	Aerospace and Defense/Security. Our Lasers Division has been providing rugged, reliable and precise products to the United States military and other government branches for more than forty years. Our laser products are used in target recognition and acquisition, light detection and ranging (LIDAR), range-finding, missile guidance and advanced weapons development. In addition, our forensic green continuous wave laser offers crime scene investigators and security experts an essential tool to uncover evidence in the laboratory or in the field, by illuminating fingerprints and other biomaterial.

•	Industrial Manufacturing, Marking and Engraving. Lasers are widely used in a number of industrial manufacturing applications. Our products are used in the areas of rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and printing. We also offer laser solutions for high-precision marking and engraving.

Products

The following table summarizes some of our laser and laser-based system product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Ultrafast Lasers & Systems

•      Mai Tai® one box femtosecond Ti:sapphire lasers

•      Tsunami® ultrafast Ti:sapphire lasers

•      Opal® femtosecond optical parametric oscillator (OPO)

•      Spitfire® Pro ultrafast Ti:sapphire amplifier

•      Eclipse ultrafast amplifier

•      Optical parametric amplifier systemsdd

• Femtosecond spectroscopy • Materials processing • Multiphoton microscopy • Optical coherence tomography • Semiconductor metrology • Terahertz imaging • Time-resolved photoluminescence

Diode Pumped Solid State Q-Switched Lasers

•      BL series low power Q-switched lasers

•      V-Xtreme™ Q-switched neodymium yttrium aluminum garnet (Nd:YAG) lasers

•      Navigator I and II Q-switched lasers

•      HIPPO diode pumped solid state Q-switched lasers

•      DisQ-Mark™ thin-disk lasers

•      Empower™ series pulsed green lasers

•      Diamond processing

•      Laser zone texturing

•      Memory repair

•      Microelectronics material processing

•      Rapid prototyping

•      Resistor trimming

•      Sapphire scribing

•      Silicon micromachining

•      Solar cell scribing and cutting

•      Wafer marking

•      Pump source for Ti:sapphire lasers

Diode Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers	• MG series CW solid state green lasers • ZLM modulated CW lasers • 3900S CW tunable Ti:sapphire lasers • Millennia® Pro i/s CW lasers • Vanguard quasi-CW solid state lasers	• Film subtitling • Flow cytometry • Image recording • Materials processing • Raman imaging • Semiconductor wafer inspection and metrology • Spectroscopy

Category	Products	Representative Applications
Diode Lasers (Semiconductor)

•      Open heatsink diode laser bars

•      Multi-bar modules

•      Fiber-coupled diode laser bars

•      Fiber-coupled single emitter diodes

•      Open heatsink single emitter diodes

•      Integra industrial diode laser systems

• Graphics and printing • Hair removal • Material heat treatment and processing • Medical therapeutic and cosmetic procedures • Pump source for solid state lasers • Soldering and welding

High Energy Pulsed Nd:YAG & Tunable Lasers

•      Pro series pulsed Nd:YAG lasers

•      PIV series Nd:YAG lasers

•      INDI series compact Nd:YAG lasers

•      LAB Series Nd:YAG lasers

•      MOPO® Series High Energy optical parametric oscillator (OPO)

•      Sirah dye lasers

•      Flat-panel display manufacturing

•      Laser ablation

•      Laser cleaning

•      LIDAR

•      Mass spectrometry

•      Particle imaging velocimetry combustion diagnostics

•      Plastic and ceramic components marking

•      Remote sensing

•      Spectroscopy

Air-Cooled Ion Lasers	• 117 frequency-stabilized helium neon lasers • 161 air-cooled ion lasers • 163 Advantage lasers • 163-FBR coupled Advantage lasers • 177 air-cooled ion lasers • Solano air-cooled ion systems

•      Confocal microscopy

•      DNA sequencing

•      Flow cytometry

•      Graphic arts and photo-processing

•      Laser doppler anemometry

•      Particle analysis

•      Raman spectroscopy

•      Semiconductor wafer inspection

•      Spectroscopy

Category	Products	Representative Applications
Water-Cooled Ion Lasers	• BeamLok® argon ion, krypton and mixed gas laser systems • Stabilite® mixed gas ion lasers	• Confocal microscopy • Flow cytometry • Laser-doppler velocimetry • Laser light entertainment • Light scattering • Lithography • Holography • Spectroscopy

Nitrogen Lasers	• 337-Si OEM nitrogen lasers • Dye lasers • VSL-337 series nitrogen lasers	• Fluorescence immunoassay • Fluorescence microscopy • Laser microdissection • Matrix-assisted laser desorption/ionization • Spectroscopy

Photonics and Precision Technologies Division

Our Photonics and Precision Technologies Division’s products and systems are used across a wide range of markets in applications that range from basic research and development activities to high-precision manufacturing. In addition, we sell subsystems to third parties that integrate our products into larger systems, particularly for semiconductor manufacturing and life and health sciences applications. With the acquisition of Spectra-Physics, we added the Oriel line of photonics instruments and components, including light sources, monochromators and spectroscopy instrumentation, as well as thin-film optical filters, ruled and holographic diffraction gratings and crystals. The division also offers automated and manually operated equipment used to assemble and test fiber optic telecommunications and data communications devices, addressing applications from pre-test to assembly and packaging to final device testing.

Our photonics and precision products address markets including semiconductor capital equipment, scientific research, aerospace and defense/security, life and health sciences and communications. We believe that purchasers of our Photonics and Precision Technologies Division’s products develop an appreciation for the quality of our products which makes them more likely to buy integrated, automated systems from us as their needs for production and test systems grow. In addition to the products that are developed and manufactured by this division, we also distribute certain products that are developed and manufactured by third parties on a private label basis. This allows us to select best-in-breed products in these product lines, and to maximize the efficiency of our research and development efforts.

The following table summarizes some of our Photonics and Precision Technologies Division’s product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Photonics Instruments and Systems

•      Power meters

•      Laser diode instruments

•      Light sources

•      Optical spectrum analyzers

•      Photonics test systems

•      Optical detectors

•      Spectrometers and spectrographs

•      Monochromators

•      Ultrafast laser pulse measurement systems

•      Fiber alignment and attachment systems

•      Measurement of optical power for free space and fiber-directed laser light

•      Current drivers and temperature controllers for maintaining stability of laser diodes

•      Characterization of light emitted by lasers, light emitting diodes and broadband light sources

•      Testing and characterization of optical fibers and passive fiber optic components

•      Chemical composition analysis

•      Colorimetry

•      Manual to fully automated assembly and packaging of fiber optic components, using welding, soldering and epoxy attachment techniques

Precision Micro- Positioning Devices, Systems and Subsystems

•      Precision air bearing stages

•      Motion systems

•      Linear and rotational stages

•      Vertical translation stages

•      Multi-axis positioning systems

•      Actuators

•      Simple and programmable motion controllers for linear stepping and direct current (DC) motors and piezo devices

•      Manual fiber optic positioners

•      Precision positioning of semiconductor wafers for metrology and fabrication

•      Sample sorting and sequencing for DNA research

•      High-precision positioning and motion control apparatus for manufacturing and test applications

•      Tracking and targeting test systems for aerospace and defense/security applications

•      Precision alignment in fiber optic, telecommunication and laser device assembly

•      Laser system alignment and beam steering for inspection, laser processing and communications

Category	Products	Representative Applications
Vibration Isolation Systems and Subsystems	• Optical benches and support systems • Workstations • Active and passive isolation systems • Honeycomb, granite and rigid structures • Elastomeric mounts

•      Isolated platform for semiconductor lithography equipment

•      Foundation platforms for laser systems

•      Reduction of impact of external forces on high-precision research, manufacturing test and assembly systems

•      Scanning electron microscope/atomic force microscope base isolation

•      Workstation platforms for fiber optic device fabrication

Optics and Optical Hardware

•      Lenses

•      Mirrors

•      Prisms and windows

•      Thin-film filters and coatings

•      Filters and attenuators

•      Collimators

•      Ultrafast laser optics

•      Beamsplitters and polarization optics

•      Ruled and holographic diffraction gratings

- Echelles

- Reflection

- Transmission

- Plano

- Concave

•      Optical mounts

•      Bases and brackets

•      Posts and rod systems

•      Laser-to-fiber couplers

•      Educational kits

•      Components for research and product development activities

•      Analytical instrumentation for life and health sciences

•      Laser systems

•      Deep ultraviolet illumination optics for semiconductor lithography

•      Semiconductor wafer and mask inspection

•      Manual, high-precision alignment of optical instruments

•      Electro-optical research

•      Electro-optic sensors and imaging systems for defense/security applications

•      Optical measurement and communications systems

•      Spectroscopy

•      Ultrafast laser, terahertz imaging and laser fusion research

Category	Products	Representative Applications
Opto-Mechanical Subassemblies and Subsystems

•      Laser beam delivery and imaging assemblies

•      Integrated electro-optic-mechanical subsystems

•      Objective lens systems

•      Refractive beam shaper assemblies

•      Fast steering mirrors

•      Laser beam attenuators

•      Semiconductor wafer defect inspection

•      Semiconductor mask patterning

•      Optical coherence tomography for non-invasive diagnostics

•      Thin film measurement of semiconductor wafers

•      Laser beam stabilization for industrial metrology applications

•      High-speed cell sorting for genomic research

•      Analytical instrumentation for life and health sciences

•      Light detection and ranging

•      Optical data storage

Crystals	• Optical crystals • Scintillation crystals • Crystal imaging arrays • Electro optics

•      X-ray imaging for security, industrial and medical applications

•      Infrared spectroscopy (FTIR) for quality assurance

•      X-ray detection such as steel thickness gauging

•      Optical and acoustic applications including frequency doubling, optical modulators and Q switches

Subassemblies

We offer subassemblies that are a value-added combination of standard and custom products drawn from our lasers, precision components, optics, motion control and vibration isolation product lines. We combine these items with additional engineering to create more highly integrated products to meet customer needs. These products are often subsystems of our OEM customers’ products. We believe that this subassembly capability gives us a significant competitive advantage by differentiating us from competitors that offer a more limited product selection. We have used our capabilities in this area to develop and supply subassemblies to customers in a number of industries, most notably semiconductor equipment and life and health sciences. These products range from low level subassemblies to complete finished products.

Fiber Optic Device Engineering Services

Our experience in fiber optic device assembly, packaging and testing technology provides us with the expertise in the processes and technologies necessary to build high-precision fiber optic components. We apply this expertise to assist our customers in designing device packaging, developing manufacturing processes, developing and producing tooling and programming customized process automation software. These services help customers significantly reduce the development cycle for their products and improve the productivity, yields and quality of their manufacturing processes. In addition to helping customers become more productive, these services assist us in establishing a long-term relationship with our customers and allow us to identify additional opportunities for new products. We also offer device manufacturing and packaging services to enable customers to design and test new products. We believe that the extent of our capabilities and services in this area provides us with a key competitive advantage over other capital equipment suppliers to this market.

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

Semiconductor Front-End Technologies

Our Advanced Packaging and Automation Systems Division offers a variety of products for front-end semiconductor process applications, including automated wafer handling subsystems such as atmospheric robots, load ports and wafer alignment stations, as well as a family of equipment front end modules (EFEMs), which are an integrated combination of our subsystem products.

•	Atmospheric Wafer Handling Robots. We sell a full range of atmospheric robots that automate the handling of semiconductor wafers in the ultra-clean environment of a process or inspection tool. We hold a number of issued and pending patents on state-of-the-art edge-gripping robotic end effectors that are critical to enabling semiconductor equipment manufacturers to efficiently and reliably handle 300-millimeter wafers without contacting the backside of the wafer, an important technique in reducing particle contamination and the resultant yield losses. Our wafer handling robots also feature our patented automated teaching technology, which allows the robot to be programmed more accurately and more consistently, reducing setup time. All of our 300-millimeter wafer handling robots incorporate our patented optical sensing technology in the end effector to maximize the accuracy of the robot while simplifying the setup and calibration process.

•	Load Ports. Our automatic door opener system (ADO) is a load port for 300-millimeter wafers that serves as the physical interface between a process or inspection tool and the fabrication environment, allowing wafers to be efficiently and reliably loaded into the tool while maintaining an ultra-clean environment. The ADO is easy to install, conforms to industry standards, and is compatible with popular wafer transport pods, known in the industry as front-opening universal pods, or FOUPs. We hold a number of issued and pending patents on various features of this technology, including our latchkey opening mechanism, our wafer scanning mechanism and our alignment technique. The ADO provides throughput performance that is among the highest in the industry under Class 1 clean room conditions.

•	Wafer Alignment Stations. Our edge-gripping wafer prealigner is a patented design based on our innovative edge-grip wafer handling technology. This product enables our customers to rapidly and precisely align 300-millimeter wafers prior to insertion into the process or inspection module of the capital equipment, without contacting the backside of the wafer. This reduces losses due to particle contamination of the wafer, helping to improve process yields.

•	EFEMs. Our EFEM products combine our wafer handling robots, tracks, load ports and wafer prealigners with additional software and hardware engineering to produce an integrated front-end to our customers’ equipment. The EFEMs incorporate the patented automated teaching, wafer scanning and alignment features of our robot and load port products, require no factory adjustment and can be installed on our customers’ equipment in the field.

Advanced Packaging Systems

We offer a line of automated chip assembly equipment, including die bonding and flip chip bonding systems, as well as epoxy-dispensing and flip chip underfill systems, that are used to manufacture microwave, optical, radio frequency (RF) and multi-chip modules.

•	Automated Assembly Systems. Our MRSI-605 AP Ultra-Precise Assembly Work Cell provides users with a high-speed, high-precision solution for the automated assembly of a variety of microelectronic and optoelectronic devices, such as microwave modules, optical modules, hybrid circuits and multichip modules. We also offer the MRSI-5005 OPTO Optical Assembly Work Cell, which is specially designed to produce extremely precise placements required for certain photonics applications.

•	Automated Dispensing Systems. Our MRSI-175 family of products provides users with high-speed, high-performance solutions for a range of automated dispensing applications. The MRSI-175Ag Conductive Epoxy Dispensing System is designed to provide the process control and dispensing capability required for demanding applications such as microwave modules, optical modules, hybrid circuits, multichip modules and semiconductor packaging. The MRSI-175UF Underfill Dispensing System is a high-speed, high-accuracy, automated dispenser designed for flip chip underfill applications.

•	Flip Chip Bonding Systems. Our MACH FC Plus Flip Chip Bonder is a high-speed, high-accuracy system for the automated assembly of flip chip devices. The system performs the various process steps of picking, flipping, fluxing, vision alignment and controlled die placement with asynchronous parallel motion, maximizing the system’s throughput. Some of its many advanced features include eight-micron placement accuracy, closed-loop placement force control, a patent-pending flux well and advanced vision and lighting.

Financial information regarding our business segments, and our operations by geographic area, is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-38. A discussion of our net sales by end market and geographic area is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Sales and Marketing

We market and sell our products and services through our domestic and international sales organizations, an international network of independent distributors and sales representatives, product catalogs and our web site. Our domestic and international sales organizations are comprised of teams of field sales persons, which work closely with strategic account managers and internal sales support personnel based primarily in Irvine, California, Mountain View, California, Germany, France and Japan. We have aligned our domestic and international sales organizations along our two key categories of customers: end-users and OEM customers. These two categories of customers require very different selling approaches and support requirements. Our OEM subsystem and capital equipment customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between our sales personnel and distributors and our engineering staff, and can result in long sales cycles for our subsystem and capital equipment products.

We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with most of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2004.

We also market our standard products through our product catalogs and our web site. Our principal marketing tools for the scientific research market are our comprehensive product catalogs, The Newport Resource® and The

Newport Oriel Light Resource. These catalogs provide detailed product information as well as extensive technical and applications data. We mail these catalogs to approximately 40,000 existing and potential customers. The Newport Resource is published in English, French, German and Japanese. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures relating to our other products and end markets. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of January 31, 2005, we had approximately 230 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various divisions to produce innovative technological solutions for the markets we serve. Total research and development expenses were $26.1 million, or 9.1% of net sales, in 2004, including the expenses of Spectra-Physics for the period after July 16, 2004, the date of acquisition, $18.1 million, or 13.5% of net sales, in 2003, and $24.4 million, or 14.9% of net sales, in 2002. Research and development expenses attributable to our Lasers Division, which consisted entirely of the expenses of Spectra-Physics after July 16, 2004, the date of acquisition, were $7.8 million, or 9.2% of net sales to that segment, in 2004. Research and development expenses attributable to our Photonics and Precision Technologies Division were $12.6 million, or 7.4% of net sales to that segment, in 2004, including the expenses of Spectra-Physics for the period after July 16, 2004, the date of acquisition, $9.8 million, or 8.9% of net sales to that segment, in 2003, and $10.5 million, or 9.0% of net sales to that segment, in 2002. Research and development expenses attributable to our Advanced Packaging and Automation Systems Division were $5.7 million, or 18.7% of net sales to that segment, in 2004, $8.3 million, or 33.0% of net sales to that segment, in 2003, and $13.9 million, or 29.8% of net sales to that segment, in 2002.

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

Customers

We sell our products to a significant number of customers worldwide, in a wide range of diverse end markets, including semiconductor manufacturing and advanced packaging equipment, scientific research, aerospace and defense/security, life and health sciences and fiber optic communications. We believe that our diversification in this area minimizes our dependence on any single industry or group of customers. In 2004, no single customer represented 10% or more of our consolidated net sales for the year. In our Lasers Division, no single customer accounted for 10% of more of our net sales to that segment after July 16, 2004, the date of our acquisition of Spectra-Physics. Sales during 2004 to one customer of our Photonics and Precision Technologies Division totaled $20.0 million, which represented 11.7% of our net sales to that segment for the year. Sales during 2004 to two customers of our Advanced Packaging and Automation Systems Division totaled $11.9 million and $3.4 million, which represented 39.2% and 11.2%, respectively, of our net sales to that segment for the year. We believe that our relationships with these key customers are good. However, if any of these key customers or any other key customer discontinues or reduces its relationship with us, or suffers downturns in its business, it could have a significant negative impact on our financial results on a short-term basis, and our business and results of operations could be harmed going forward if we are unable to sufficiently expand our customer base to replace the lost business.

Competition

The primary end markets that we serve include: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment customers); life and health sciences; and other end markets (which includes general industrial and fiber optic communications customers). These markets are intensely competitive and characterized by rapidly changing technology. A small number of competitors are dominant in certain of these markets. The products and systems developed and manufactured by our Photonics and Precision Technologies Division and our Lasers Division serve all of our target end markets. Our Advanced Packaging and Automation Systems Division serves primarily the microelectronics market. The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Lasers	Coherent, Inc. Excel Technology, Inc. JDS Uniphase Corporation Jenoptik Laser Optik Systeme GmbH	Lightwave Electronics Corp. Rofin-Sinar Technologies, Inc. Trumpf Group

Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. EXFO Electro-Optical, Inc. ILX Lightwave Corporation	Melles Griot, Inc. Ocean Optics, Inc. Ophir Optronics Ltd. Thorlabs, Inc.

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Ocean Optics, Inc.	Photon Technology International Spectral Products

Precision Micro-Positioning Devices, Systems and Subsystems Motion Systems	Aerotech Inc. Anorad Corporation Bookham, Inc.	Danaher Corporation Physik Instrumente

Vibration Isolation Systems and Subsystems	Kinetic Systems, Inc.	Technical Manufacturing Corp. Thorlabs, Inc.

Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Bookham, Inc. CVI Laser Corporation Corning NetOptix Corning Tropel Corporation Holographix LLC	LINOS Photonics Melles Griot, Inc. OptoSigma Corporation Thorlabs, Inc.

Optical Filters	Barr Associates, Inc. Chroma Technology Corp. Ferroperm EMC Filters ApS	Optical Coating Laboratories, Inc. Omega Optical, Inc. Semrock, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon Ltd.	Optometrics LLC Spectrogon

Crystals	NKK Shanghai Institute of Ceramics	St. Gobain

Fiber Optic Device Alignment and Assembly Systems	AOI Sansho Palomar Technologies	Suruga-Seiki Co., Ltd.

Wafer Handling Robots and Load Ports	Asyst Technologies, Inc. Brooks Automation, Inc. Genmark Automation, Inc.	Kawasaki Heavy Industries, Ltd. TDK Corporation Yaskawa Electric Corp.

Automated Assembly and Dispensing Systems	Asymtek Datacon Technology AG ESEC	Palomar Technologies Speedline Technologies, Inc.

In our semiconductor automation and fiber optic device assembly product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

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

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our technology and other intellectual property such as trade secrets, patents and trademarks. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We have been granted approximately 340 patents in the U.S. and foreign jurisdictions, and we have approximately 95 additional patent applications pending. These issued patents cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

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

In addition, infringement, invalidity, right to use or ownership claims by third parties may be asserted against us in the future. We expect that the number and significance of these matters will increase as our business expands. In particular, the laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing

We manufacture lasers and laser systems at our facilities located in Mountain View, California, and we manufacture laser diodes in Tucson, Arizona. We manufacture instruments, components, subassemblies and systems at domestic facilities located in Irvine, California; Oroville, California; Richmond, California; Stratford, Connecticut; Franklin, Massachusetts; North Billerica, Massachusetts; and Rochester, New York, and at international facilities in Beaune-la Rolande, France; Brigueuil, France; and Margate, United Kingdom. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontractors.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for our larger products, assembling the subassemblies and components into integrated systems. We primarily design and manufacture our products internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution system. Most of these completed products are produced to our specifications and carry our name and logo.

We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single sources due to unique component designs as well as certain quality and performance requirements needed to manufacture our products. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we are unable to do so our business, results of operations or financial condition could be adversely affected.

Backlog

Our consolidated backlog of orders totaled $110.2 million at January 1, 2005, and $36.3 million at December 31, 2003. As of January 1, 2005, $104.1 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2005. Orders for many of the products we sell to the semiconductor equipment market, which comprise a significant portion of our sales, are often subject to cancellation or rescheduling by the customer without penalty, and we have from time to time experienced significant cancellations and pushouts of orders from these markets, which negatively affected our operating results in those periods. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Investments

From time to time we make investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired. We currently hold minority ownership interests in a number of small, privately-held companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly those related to our strategic markets, in order to create and expand markets for our products. While financial returns are not our primary goal, our strategic investment program seeks to invest in companies that can succeed and have a positive impact on their markets. At January 1, 2005, the total carrying value of all of our minority interest investments was $4.4 million.

Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we acquire, our ability to liquidate our investments is limited, and such markets may not develop in the future. In 2002, two fiber optic component manufacturers in which we had made minority interest investments in prior years experienced severe financial difficulties, and each has shut down its operations and liquidated its assets. As a result, we recorded a charge of $6.5 million to write down these investments to their estimated fair value. In 2004, we determined that a minority interest investment made in prior years in a manufacturer of precision mechanical components had incurred an other-than-temporary reduction in value. As a result, we recorded a charge of $1.4 million to write down the investment to its estimated fair value. In the event that we are required to write down the carrying value of one or more of our investments in the future, our earnings could be materially and adversely affected.

Employees

As of January 31, 2005, we had approximately 2,000 employees worldwide. None of our employees are represented by a union. We believe that our relationships with our employees are good.

Government Regulation

Regulatory Compliance

Our lasers and laser-based systems are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health (CDRH) of the United States Food and Drug Administration (FDA). Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The National Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are also subject to comparable laser safety regulations with regard to laser products sold in Europe. We believe that we are currently in compliance with these regulations.

Environmental Regulation

Our operations are subject to various federal, state and local environmental protection regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities exist in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

Spectra-Physics’ Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 20 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. We have established reserves relating to the estimated cost of these remediation efforts, however our ultimate costs of remediation are difficult to predict. In addition, while we are not aware of any unresolved property damage or personal injury claims relating to this site, such claims could be made against us in the future. While Thermo Electron Corporation has agreed in connection with our purchase of Spectra-Physics to indemnify us, subject to certain conditions, for environmental liabilities relating to this site in excess of our reserves, this indemnity may not cover all liabilities relating to this site. In such event, our business, financial condition and results of operations could be adversely affected.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Lasers	Mountain View, California Tucson, Arizona	159,000 square feet 81,000 square feet

Photonics and Precision Technologies	Irvine, California Stratford, Connecticut Franklin, Massachusetts Rochester, New York Beaune-la Rolande, France Brigueuil, France Margate, United Kingdom	273,000 square feet 32,000 square feet 47,000 square feet 55,000 square feet 86,000 square feet 44,000 square feet 16,500 square feet

Advanced Packaging and Automation Systems	Richmond, California North Billerica, Massachusetts	139,000 square feet 48,000 square feet

We own portions of our Mountain View, California, Rochester, New York and Beaune-la Rolande, France facilities, and we own our Margate, United Kingdom facility. We lease all other facilities under leases with expiration dates ranging from 2006 to 2030. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, research and development, light assembly, sales and/or service. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 1, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol NEWP. As of January 31, 2005, we had 1,206 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
January 1, 2005	$14.37	$10.96
October 2, 2004	15.83	11.05
July 3, 2004	17.73	13.74
April 3, 2004	22.33	15.25
December 31, 2003	17.57	14.14
September 30, 2003	19.18	14.02
June 30, 2003	16.67	11.41
March 31, 2003	14.99	10.49

Dividends

We declared no dividends on our common stock during 2004 or 2003. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of January 1, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,657,064	$14.80	2,810,891

Equity Compensation Plans Not Approved by Security Holders(1)	569,715	$47.17	—

Total	5,226,779		2,810,891

(1)	The number of shares and weighted average exercise price reflected in the table for equity compensation plans not approved by security holders exclude outstanding options to purchase 481,557 shares of our common stock at a weighted average exercise price of $2.60, which were granted to employees and non-employees upon the assumption and conversion of former options to purchase shares of common stock of Micro Robotics Systems, Inc. (MRSI) in connection with our acquisition of MRSI in February 2002. These options were granted outside of a plan pursuant to individual nonqualified stock option agreements, and, therefore, no additional securities are available for future grants.

Equity Compensation Plans Not Approved by Security Holders

In November 1999, our Board adopted our 1999 Stock Incentive Plan (1999 Plan), pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of January 1, 2005, options to purchase a total of 569,715 shares were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vest in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date. The right to exercise an option will terminate earlier in the event of termination of the continuous service (as defined in the option agreement) of the employee.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended January 1, 2005 and December 31, 2003, 2002, 2001 and 2000. The consolidated balance sheet data as of January 1, 2005 and December 31, 2003, and the consolidated statement of operations data for the years ended January 1, 2005, December 31, 2003 and December 31, 2002 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2002, 2001 and 2000 and the consolidated statement of operations data for the years ended December 31, 2001 and December 31, 2000 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of or for the Years Ended
	January 1, 2005	December 31,
(In thousands, except percentages)		2003	2002	2001	2000
	(1)(2)		(3)	(4)	(4)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$285,781	$134,789	$163,994	$289,963	$262,597
Cost of sales (5)	200,667	90,746	138,183	192,698	138,539

Gross profit	85,114	44,043	25,811	97,265	124,058

Selling, general and administrative expense	77,873	43,573	50,222	57,311	51,453
Research and development expense	26,096	18,145	24,383	26,073	21,682
Restructuring, impairment and other charges (6)	61,362	1,705	11,883	11,584	—
Acquisition and other non-recurring charges (7)	—	—	—	10,683	—

Operating income (loss)	(80,217)	(19,380)	(60,677)	(8,386)	50,923

Interest and other income (expense), net	(560)	8,013	10,269	13,786	6,041
Investment write-downs (8)	(1,419)	—	(6,490)	—	—

Income (loss) from continuing operations before income taxes	(82,196)	(11,367)	(56,898)	5,400	56,964

Income tax provision (benefit) (9)	(1,328)	(812)	14,011	1,929	12,936

Income (loss) from continuing operations	(80,868)	(10,555)	(70,909)	3,471	44,028

Loss from discontinued operations, net of income taxes (10)	(568)	(2,605)	(15,209)	(9,743)	(2,055)
Cumulative effect of a change in accounting principle (11)	—	—	(14,500)	—	—

Net income (loss)	$(81,436)	$(13,160)	$(100,618)	$(6,272)	$41,973

Percentage of net sales:
Gross profit	29.8%	32.7%	15.7%	33.5%	47.2%
Selling, general and administrative expense	27.3	32.3	30.6	19.8	19.6
Research and development expense	9.1	13.5	14.9	9.0	8.2
Restructuring, impairment and other charges	21.5	1.3	7.2	3.9	—
Acquisition and other non-recurring charges	—	—	—	3.7	—
Operating income (loss)	(28.1)	(14.4)	(37.0)	(2.9)	19.4
Income (loss) from continuing operations	(28.3)	(7.9)	(43.2)	1.2	16.8
Net income (loss)	(28.5)	(9.8)	(61.4)	(2.2)	16.0

	As of or for the Years Ended
	January 1, 2005	December 31,
		2003	2002	2001	2000
(In thousands, except per share and worldwide employment figures)
PER SHARE INFORMATION: (12)
Basic and diluted income (loss) per share:

Earnings (loss) per share, basic:
Income (loss) from continuing operations	$(1.98)	$(0.27)	$(1.87)	$0.10	$1.32
Loss from discontinued operations, net of income taxes	(0.01)	(0.07)	(0.40)	(0.27)	(0.07)
Cumulative effect of a change in accounting principle	—	—	(0.38)	—	—

Net income (loss)	$(1.99)	$(0.34)	$(2.65)	$(0.17)	$1.25

Earnings (loss) per share, diluted:
Income (loss) from continuing operations	$(1.98)	$(0.27)	$(1.87)	$0.09	$1.23
Loss from discontinued operations, net of income taxes	(0.01)	(0.07)	(0.40)	(0.26)	(0.06)
Cumulative effect of a change in accounting principle	—	—	(0.38)	—	—

Net income (loss)	$(1.99)	$(0.34)	$(2.65)	$(0.17)	$1.17

Shares used in computation of income (loss) per share:
Basic	40,838	38,685	37,970	36,405	33,464
Diluted	40,838	38,685	37,970	37,830	35,835

Dividends paid	$—	$—	$—	$0.01	$0.02
Total stockholders’ equity per diluted share	$10.17	$11.33	$11.76	$12.93	$13.56

BALANCE SHEET INFORMATION:

Cash and marketable securities	$108,182	$267,302	$284,313	$281,601	$306,642
Working capital	179,503	324,825	333,393	389,318	426,294
Total assets	578,468	468,219	486,338	543,877	557,020
Short-term obligations	17,186	—	—	—	—
Long-term obligations (includes obligations under capital leases)	48,453	1,884	3,444	9,598	17,130
Stockholders’ equity	415,509	438,409	446,517	489,007	485,965

MISCELLANEOUS STATISTICS:

Common shares outstanding (12)	43,023	39,033	38,560	36,693	36,196
Annual average worldwide employment	1,499	999	1,276	1,515	1,170
Sales per employee	$191	$135	$129	$191	$224

(1)	Effective in 2004, we changed to a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal years 2003, 2002, 2001 and 2000 ended on December 31 of each respective year.
(2)	In July 2004, we acquired Spectra-Physics, Inc. and certain related entities. The transaction was accounted for using the purchase method. See further discussion in Note 2 of Notes to Consolidated Financial Statements.

(3)	In February 2002, we acquired all of the issued and outstanding capital stock of Micro Robotics Systems, Inc. The transaction was accounted for using the purchase method. See further discussion in Note 2 of Notes to Consolidated Financial Statements.
(4)	In February 2001, we acquired Kensington Laboratories, Inc. (KLI). The KLI acquisition was accounted for as a pooling of interests for all periods presented. In February 2001, we acquired Design Technology Corporation (DTC), a systems integrator specializing in the use of robotics and flexible automation solutions for manufacturing processes. The DTC acquisition was accounted for using the purchase method. In August 2000, we acquired Unique Equipment Co., (Unique), a systems integrator specializing in the use of robotics for the fiber optics and semiconductor industries. The Unique acquisition was accounted for as a pooling of interests for all periods presented.
(5)	For 2004, cost of sales includes $3.3 million in asset impairment charges. For 2002 and 2001, cost of sales includes inventory reserves of $28.7 million and $22.7 million, respectively, related to restructuring activities. See further discussion in Note 4 of the Notes to Consolidated Financial Statements.
(6)	For all years presented, such amounts include restructuring, asset impairment, including goodwill, and other charges. For 2002 to 2004, see further discussion in Note 4 of the Notes to Consolidated Financial Statements.
(7)	Amount for 2001 includes $9.2 million for investment banking, legal and accounting fees related to our acquisition of KLI and a charge of $1.5 million related to accelerated vesting of stock options held by a retiring officer.
(8)	Includes write-downs of minority interest investments due to other-than-temporary impairments in value. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.
(9)	We established a valuation allowance in 2002 against our deferred tax assets, due to uncertainty as to the timing and ultimate realization of those assets. See further discussion of income taxes in Note 9 of the Notes to Consolidated Financial Statements.
(10)	In 2002, our Board of Directors approved a plan to sell our operation in Plymouth, Minnesota and our Industrial Metrology Systems Division (IMSD). Both of these divestitures have been accounted for as discontinued operations for all periods presented. See further discussion in Note 2 of the Notes to Consolidated Financial Statements.
(11)	The cumulative effect of a change in accounting principle reflects our adoption of Statement of Financial Accounting Standards No. 142 as of January 1, 2002, which resulted in an impairment charge of $14.5 million. See further discussion in Note 1 of Notes to Consolidated Financial Statements.
(12)	Share and per share amounts have been adjusted to reflect the May 2000 three-for-one stock split.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item contains forward-looking statements that involve risks and uncertainties and our actual results could differ materially from those anticipated in such statements as a result of various factors including those described in “Risks Relating To Our Business” on pages 38-47.

Overview

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying financial statements.

Acquisitions

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes and ultrafast laser systems, as well as other photonics components and devices used in a wide range of applications, including scientific research, industrial and microelectronics manufacturing and analytical instrumentation for life and health sciences. The transaction was accounted for using the purchase method. Our results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. The acquisition has more than doubled our size in terms of revenue, number of employees and operating facilities. Accordingly, comparisons of financial results with the corresponding amounts in prior periods may not be meaningful. See further discussion in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, automated assembly and dispensing systems. The transaction was accounted for using the purchase method. Our results of operations for 2002 included the results of operations of MRSI from the date of acquisition on February 15, 2002. See further discussion in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

This discussion includes the effects of the acquisitions of Spectra-Physics and MRSI from their respective dates of acquisition.

Divestitures

In August 2002, to increase the efficiency of our product development and manufacturing efforts, our Board of Directors approved management’s plan to sell our operation in Plymouth, Minnesota, which manufactured high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets. In the first quarter of 2003, due to the weak response from potential buyers, we shut down the operation and liquidated the majority of the remaining assets. This operation was included in our former Industrial and Scientific Technologies Division.

In March 2002, to more efficiently deploy our resources to those areas that are critical to product development efforts for our strategic markets, our Board of Directors approved management’s plan to sell our Industrial Metrology Systems Division (IMSD), including the business of CEJohansson AB, a Sweden-based global supplier of advanced metrology systems that we acquired in December 2000. The sale of IMSD was substantially completed in 2002. In February 2005, we settled an outstanding dispute with the purchaser of a portion of IMSD, resulting in a charge to discontinued operations of approximately $0.6 million in the fourth quarter of 2004.

Both of these divestitures have been accounted for as discontinued operations for all periods presented.

Fiscal Year End

Effective in 2004, we changed to a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal years 2003 and 2002 ended on December 31, 2003 and 2002, respectively.

End Markets

In connection with our acquisition of Spectra-Physics in the third quarter of 2004, we realigned our end markets into four customer markets: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment customers); life and health sciences; and all other end markets (which includes general industrial and fiber optic communications customers). Our discussion of our results of operations includes comparisons within these end markets and our results for the fiscal years ended December 31, 2003 and 2002 have been reclassified to conform to this realignment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations, pension liabilities and income tax valuations. We base these estimates on historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. However, if a portion of the total contract price is not payable until installation is complete, we defer revenue up to the amount that is not payable. We defer revenues for training until the service is completed. We recognize revenue for extended service contracts over the related contract periods.

Our customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned. For certain non-catalog products, we establish a sales return reserve based on the historical product returns.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse to one of four banks within Japan that we do business with as part of line of credit agreements. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At January 1, 2005, total promissory notes receivable amounted to $6.9 million. Promissory notes sold with recourse are included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment of the note obligation by the customers to the banks. At January 1, 2005, such discounted note obligations included in short-term obligations were $4.3 million. We did not have any notes receivable or notes sold with recourse outstanding at December 31, 2003.

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

Inventories

We state our inventories at the lower of cost (determined on either a first in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties are limited by amount of usage of the product. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

Impairment of Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge in any reporting period where we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the recorded amounts of our assets and liabilities for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent we cannot determine, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, that the ultimate realization of the net deferred tax assets is more likely than not.

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

Acquired deferred tax assets and liabilities, and liabilities for prior tax returns at the date of purchase are based on management’s best estimate of the ultimate settlement that will be accepted by the tax authorities. Management continually evaluates these matters. At the date of a material change in management’s best estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liability previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

In connection with the acquisition of Spectra-Physics, we acquired $25.4 million in domestic deferred tax liabilities and $9.4 million in domestic deferred tax assets. The acquired net deferred tax liability of $16.0 million reduced our previously recorded net deferred tax asset accordingly. The remainder of these deferred taxes were recorded as a reduction to goodwill.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides several incentives for US multinational corporations and US manufacturers, Subject to certain limitations, the incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The US Treasury Department is expected to issue guidance with regards to these provisions. Until this guidance is issued, we will not be able to evaluate whether to take advantage of this opportunity and the potential impact on our income tax provision, if any.

We are routinely under audit by federal, state or foreign tax authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue charges for probable exposures. During 2004, we concluded a number of tax examinations with favorable results. Therefore, during the annual evaluation of tax positions for 2004, we decreased the amount previously accrued for probable exposures. At January 1, 2005, we believe that we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, we began to formulate a restructuring plan in the third quarter of 2004 to consolidate certain locations and such preliminary plan was approved by our Board of Directors. We are still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. Changes in these costs with respect to Spectra-Physics locations will result in adjustments to goodwill. We expect to finalize such plan by the end of the second quarter of 2005.

This plan currently includes $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million related to facility consolidations. The employee severance and relocation actions will involve approximately 100 to 125 employees across all functions and are expected to be completed by the end of 2005.

The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics that involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$2,171	$3,186	$5,357
Cash payments	(484)	—	(484)

Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873

The facility consolidation costs will be paid over the associated lease terms, which expire at various dates between 2007 and 2011. At January 1, 2005, $2.1 million of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs and $2.8 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to our 2002 restructuring plan:

(In thousands)	Employee Severance	Facility Consolidation	Other	Total
Accrued restructuring at December 31, 2001	$1,900	$3,397	$—	$5,297
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(3,221)	(1,790)	(127)	(5,138)
Non-cash write-offs	—	(5,872)	(196)	(6,068)
Reversal of excess 2001 reserves	—	(550)	—	(550)
Reclassifications	—	(120)	120	—

Accrued restructuring at December 31, 2002	1,758	4,216	—	5,974
Restructuring and asset impairment charges	—	651	—	651
Cash payments	(2,343)	(2,595)	—	(4,938)
Reclassifications	585	(585)	—	—

Accrued restructuring at December 31, 2003	—	1,687	—	1,687
Restructuring and asset impairment charges	—	589	—	589
Cash payments	—	(1,443)	—	(1,443)

Accrued restructuring at January 1, 2005	$—	$833	$—	$833

As of January 1, 2005, $0.8 million of facility-related accruals remained under our 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At January 1, 2005 and December 31, 2003, $0.6 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.2 million and $0.6 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities. Under our 2002 restructuring plan, we terminated a total of 331 employees, all of whom had been terminated by December 31, 2003.

Results of Operations for the Years Ended January 1, 2005, December 31, 2003 and December 31, 2002

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales For the Years Ended
	January 1, 2005	December 31, 2003	December 31, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2	67.3	84.3

Gross profit	29.8	32.7	15.7

Selling, general and administrative expense	27.3	32.3	30.6
Research and development expense	9.1	13.5	14.9
Restructuring, impairment and other charges	21.5	1.3	7.2

Operating loss	(28.1)	(14.4)	(37.0)

Interest and other income (expense), net	(0.2)	5.9	6.3
Investment write-downs	(0.5)	—	(4.0)

Loss from continuing operations before income taxes	(28.8)	(8.5)	(34.7)

Income tax provision (benefit)	(0.5)	(0.6)	8.5

Loss from continuing operations	(28.3)	(7.9)	(43.2)

Loss from discontinued operations, net of income taxes	(0.2)	(1.9)	(9.3)
Cumulative effect of a change in accounting principle	—	—	(8.9)

Net loss	(28.5)%	(9.8)%	(61.4)%

Net Sales

For 2004, 2003 and 2002, our net sales totaled $285.8 million, $134.8 million and $164.0 million, respectively. Net sales for 2004 increased $151.0 million, or 112.0%, compared with 2003. The sales increase was due primarily to the addition of Spectra-Physics’ sales from the acquisition date of July 16, 2004, which contributed $106.6 million. In addition, our existing businesses saw significant sales increases compared with 2003 in each of our primary end markets, which totaled $44.4 million, a 32.9% increase compared with 2003. Net sales for 2003 decreased $29.2 million, or 17.8%, compared with 2002. The decrease in net sales was due primarily to reductions in sales to the microelectronics market and the fiber optic communications market, both of which experienced significant downturns from 2002 levels, as well as to reductions in sales to our other end markets due to generally weak macro-economic conditions, offset in part by a slight increase in sales to the life and health sciences market.

Net sales to the scientific research, aerospace and defense/security markets were $104.0 million, $49.1 million and $51.1 million for 2004, 2003 and 2002, respectively. Net sales to these markets in 2004 increased by $54.9 million, or 111.8%, compared with 2003. The increase was due primarily to the acquisition of Spectra-Physics, which contributed $44.1 million. The increases were also attributable to sales increases in our existing businesses which totaled $10.8 million, a 22.0% increase compared with 2003, due to the overall strength of the economy, our further penetration of the research market, sales of the new products we released during 2003 and 2004, and greater governmental spending on research, defense and homeland security, which led to higher demand for the components and subsystems we sell to customers in these markets. Net sales for 2003 decreased $2.0 million, or 3.9%, compared with 2002, due primarily to generally weaker macro-economic conditions.

Net sales to the microelectronics market were $95.5 million, $51.3 million and $65.8 million for 2004, 2003 and 2002, respectively. Net sales to this market in 2004 increased by $44.2 million, or 86.2%, compared with 2003. The increase was due in part to sales increases in our existing businesses which totaled $22.3 million, a 43.5% increase compared with 2003, due to heightened demand by semiconductor manufacturers for capital equipment, which led to higher demand for the components, subsystems and robots we sell to this market, offset in part by a reduction in sales of the turnkey systems we sell to back-end packaging customers in this market. In addition, our acquisition of Spectra-Physics contributed $21.9 million to our net sales to this market in 2004. Sales to this market in 2003 decreased $14.5 million, or 22.0%, compared with 2002. The decline reflected weakness in demand by semiconductor manufacturers for capital equipment, which led to a significant reduction in demand for the components, subsystems, robots and turnkey systems that we sell to this market, offset in part by the inclusion of sales from MRSI, which we acquired in February 2002.

Net sales to the life and health sciences market were $40.1 million, $10.8 million and $8.6 million for 2004, 2003 and 2002, respectively. Net sales to this market in 2004 increased by $29.3 million, or 271.3%, compared with 2003. The increase in 2004 was due primarily to the acquisition of Spectra-Physics, which contributed $24.3 million. In addition, our existing businesses saw sales increases to this market totaling $5.0 million, a 46.3% increase compared with 2003, due primarily to higher sales of products to one of our largest customers in this market. Net sales to this market in 2003 increased by $2.2 million, or 25.6%, in 2003 compared with 2002. This increase was due primarily to higher sales of products to one of our largest customers in this market in 2003.

Net sales to our other end markets were $46.2 million, $23.6 million and $38.5 million for 2004, 2003 and 2002, respectively. Net sales to this market in 2004 increased by $22.6 million, or 95.8%, compared with 2003. The increase was due primarily to the acquisition of Spectra-Physics, which contributed $16.3 million. In addition, our existing businesses saw sales increases to these markets totaling $6.3 million, a 26.7% increase compared with 2003, due primarily to the overall strength of the economy. Sales to these markets in 2003 decreased $14.9 million, or 38.7%, compared with 2002. The reduction in sales was due primarily to weak overall macro-economic conditions and a continued decline in sales to industrial customers supporting the telecommunications industry.

Domestic and international sales by end market were as follows:

Domestic Sales:

	Year Ended
(In thousands)	January 1, 2005	December 31, 2003	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$53,333	$27,405	$25,928	94.6%
Microelectronics	79,758	45,391	34,367	75.7
Life and health sciences	27,316	9,815	17,501	178.3
Other end markets	17,463	9,774	7,689	78.7

Total domestic sales	$177,870	$92,385	$85,485	92.5%

International Sales:

	Year Ended
(In thousands)	January 1, 2005	December 31, 2003	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$50,672	$21,730	$28,942	133.2%
Microelectronics	15,729	5,868	9,861	168.0
Life and health sciences	12,776	1,018	11,758	1,155.0
Other end markets	28,734	13,788	14,946	108.4

Total international sales	$107,911	$42,404	$65,507	154.5%

Domestic Sales:

	Year Ended
(In thousands)	December 31, 2003	December 31, 2002	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$27,405	$28,458	$(1,053)	(3.7)%
Microelectronics	45,391	60,200	(14,809)	(24.6)
Life and health sciences	9,815	7,306	2,509	34.3
Other end markets	9,774	20,272	(10,498)	(51.8)

Total domestic sales	$92,385	$116,236	$(23,851)	(20.5)%

International Sales:

	Year Ended
(In thousands)	December 31, 2003	December 31, 2002	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$21,730	$22,599	$(869)	(3.8)%
Microelectronics	5,868	5,589	279	5.0
Life and health sciences	1,018	1,299	(281)	(21.6)
Other end markets	13,788	18,271	(4,483)	(24.5)

Total international sales	$42,404	$47,758	$(5,354)	(11.2)%

Geographically, net sales to European customers were $56.5 million, $25.4 million and $29.8 million for 2004, 2003 and 2002, respectively. Net sales to European customers increased $31.1 million, or 122.4%, in 2004 compared with 2003, and decreased $4.4 million, or 14.8%, in 2003 compared with 2002. Net sales to Pacific Rim customers were $40.2 million, $13.5 million and $13.2 million for 2004, 2003 and 2002, respectively. Net sales to Pacific Rim customers increased $26.7 million, or 197.8%, in 2004 compared with 2003, and increased $0.3 million, or 2.3%, in 2003 compared with 2002. Net sales to other international customers were $11.2 million, $3.5 million and $4.8 million for 2004, 2003 and 2002, respectively. Net sales to other international customers increased $7.7 million, or 220.0%, in 2004 compared with 2003, and decreased $1.3 million, or 27.1%, in 2003 compared with 2002. The increase in sales to international customers in 2004 compared with 2003 was due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $55.9 million to international sales in 2004. In addition, our existing businesses saw sales increases to international customers totaling $9.6 million, a 22.6% increase compared with 2003. The decline in sales to international customers in 2003 compared with 2002 was due primarily to decreases in sales to our end markets as described above, primarily sales to customers in the fiber optic communications market.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for 2004 compared with 2003 and 2002.

We expect net sales to be flat to down slightly in the first quarter of 2005 compared with the fourth quarter of 2004 due to the continuing softness in the microelectronics market and the historical seasonality in the scientific research market, offset by increases in sales to our other markets. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will be flat to down slightly in the first quarter of 2005 compared with the fourth quarter of 2004 due to the record fourth quarter sales level and the historical seasonality in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to decrease slightly in the first quarter of 2005 compared with the fourth quarter of 2004 and remain flat to slightly down for the next few quarters thereafter, consistent with the overall trend in this market. However, the duration and extent of this downturn is difficult to predict and represents a significant uncertainty with respect to our future operating results.

We expect our sales to the life and health sciences market for the first quarter of 2005 to be flat to up slightly compared with the fourth quarter of 2004 due to increased sales to one of our largest customers in this market. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to our concentration of significant OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin was 29.8%, 32.7% and 15.7% for 2004, 2003 and 2002, respectively. Gross margin for 2004 was positively impacted by the addition of Spectra-Physics’ sales, which carried higher overall gross margins, from the July 16, 2004 acquisition date, but this impact was more than offset by charges to cost of sales for acquisition, integration and other items. These included $8.6 million, or 3.0% of net sales, related to the sale of acquired inventory that had been written up to an amount that includes a normal selling margin in accordance with SFAS No. 141, Business Combinations, and sold during the second half of 2004. These also included a charge of $9.4 million, or 3.3% of net sales, that was comprised of $4.7 million of inventory associated primarily with certain discontinued product lines that we reserved for and are in the process of disposing of, and $4.7 million for inventory that we wrote off and disposed of in 2004 due to facility consolidations. In addition, gross margins in 2004 were negatively impacted by charges to cost of sales of $1.8 million related to the impairment of certain intangible assets of our APAS division and $1.5 million related to the impairment of an intellectual property intangible asset. These impairment charges are discussed in more detail in Note 4, Restructuring, Impairment and Other Charges, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Our overall gross margins in 2003 were negatively impacted by previously capitalized underabsorbed overhead costs. Products sold in 2003 were produced during periods in which substantial unabsorbed overhead costs were allocated to inventory. These variances, which were caused primarily by lower sales volume and production activity, were capitalized when the inventory was produced and are charged to cost of sales when the related products are sold. The negative effect of these capitalized variances was offset in part by the cost reduction actions that we implemented during the second half of 2002 and throughout 2003, including facility consolidations and headcount reductions. Gross margin for 2002 included charges to cost of sales for increased inventory reserves of $28.7 million, or 17.5% of net sales, as part of the 2002 cost reduction plans discussed previously. In addition to the increased inventory reserve charge, 2002 gross margins were also negatively impacted by underabsorbed overhead costs caused by significantly lower overall sales volume and lower fixed overhead absorption in 2002, offset in part by lower sales to OEM customers.

In the next several quarters, we expect gross margins to continue to improve from the 2004 levels, due primarily to reduced levels of inventory write-offs and previously capitalized variances, and to the positive effects of adding the results of Spectra-Physics, which generally has higher overall gross margins, for a full year. In addition, we expect gross margins to be positively impacted by the results of our integration actions due to increased manufacturing efficiencies.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $77.9 million, or 27.3% of net sales, $43.6 million, or 32.3% of net sales, and $50.2 million, or 30.6% of net sales of 2004, 2003 and 2002, respectively. The increase in absolute dollars in 2004 compared with 2003 was attributable primarily to the addition of $22.6 million of SG&A expense of Spectra-Physics from the acquisition date of July 16, 2004 and to $3.2 million of amortization of acquired intangible assets related to the acquisition. The remainder of the increase in SG&A expense in 2004 compared with 2003 was attributable primarily to an increase in variable selling expenses and incentive compensation associated with the higher sales volume, increased accounting and auditing fees due to our increased size, and outside consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

SG&A expense for 2002 included expenses in the third quarter of $2.5 million, or 1.5% of net sales, for costs incurred in connection with our cost reduction initiatives. The decrease in absolute dollars in 2003 compared with 2002 was attributable primarily to the impact of the significant cost reduction actions we commenced in 2003. The benefits of these cost reduction actions were offset in part by the inclusion of a full year of SG&A expense relating to MRSI, which we acquired in February 2002, and for which there was not a full year of costs in 2002, and by higher legal expenses incurred in 2003 to protect our intellectual property.

We expect that SG&A expense for the first quarter of 2005 will again be impacted significantly by acquisition and integration charges. In general, we expect that SG&A expense will fluctuate as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $26.1 million or 9.1% of net sales, $18.1 million, or 13.5% of net sales and $24.4 million, or 14.9% of net sales, for 2004, 2003 and 2002, respectively. R&D expense increased $8.0 million, or 44.2%, in 2004 compared with 2003. This increase was attributable primarily to the addition of expenses for Spectra-Physics from the acquisition date of July 16, 2004, which were $9.6 million, offset in part by reductions in R&D spending in the fiber optic communications area, as well as by the results of our efforts to maximize the focus and efficiency of our R&D activities.

R&D expense decreased $6.3 million, or 25.8%, in 2003 compared with 2002. This decrease was attributable primarily to reductions in R&D spending in the fiber optic communications area, as well as our efforts to maximize the focus and efficiency of our R&D efforts, offset in part by the inclusion of a full year of R&D expenses associated with the operations of MRSI, for which there was not a full year of costs in 2002.

We expect that R&D expense in the first quarter of 2005 will be comparable with the fourth quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will fluctuate in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Restructuring, Impairment and Other Charges

Restructuring, impairment and other charges totaled $61.4 million, $1.7 million and $11.9 million for 2004, 2003, and 2002, respectively. The following table summarizes these charges:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Asset impairment, including goodwill	$59,804	$—	$—
2002 restructuring plan charge	589	651	11,883
Severance	969	1,054	—

	$61,362	$1,705	$11,883

In the fourth quarter of 2004, we completed our annual review of goodwill and other intangible assets and determined that goodwill and other intangible assets at our Advanced Packaging and Automation Systems Division were impaired. In addition, in the third and fourth quarters of 2004, we reviewed fixed assets at facilities impacted by the integration of Spectra-Physics and identified duplicate and unnecessary assets. As a result of these actions, we recorded restructuring, impairment and other charges in 2004 for impairment of goodwill and other acquired assets of approximately $59.8 million.

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time. In connection with this plan, we recorded a charge of $11.9 million in 2002. In 2004 and 2003, we increased our estimate of the required reserve for facility consolidations under this plan by $0.6 million and $0.7 million, respectively, to reflect settlements of our remaining lease obligations for certain leases as well as revised estimates of future sublease income.

Restructuring, impairment and other charges in 2004 also included severance costs of $1.0 million for cost reduction actions taken in 2004 as part of the integration of Spectra-Physics. Such charges for 2003 included severance costs of $1.0 million for cost reduction actions taken in 2003 for employees that were not included in the original 2002 restructuring charge.

These restructuring, impairment and other charges are discussed in more detail in Note 4, Restructuring, Impairment and Other Charges, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest and Other Income (Expense), Net

Interest and other expense, net, totaled $0.6 million for 2004, compared with interest and other income, net of $8.0 million and $10.3 million for 2003 and 2002, respectively. Interest and other expense, net was negatively impacted in 2004 compared with 2003 by lower interest income earned due to lower yields on cash and marketable securities and lower overall balances of cash and marketable securities due to the cash paid to fund the cash portion of the purchase price for Spectra-Physics. In addition, such amount was negatively impacted by increased interest expense due to the debt issued to fund the purchase price of Spectra-Physics and interest expense on lines of credit we assumed in the acquisition. Interest and other expense, net in 2004 was also negatively impacted by a charge of $1.7 million for losses on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for Spectra-Physics. The decrease in interest and other income, net in 2003 compared with 2002 was due primarily to lower interest earned due to lower yields on cash and marketable securities.

We expect to incur interest and other expense, net, in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities.

Investment Write-Downs

In 2004, we determined that a minority interest investment made in prior years in a manufacturer of precision mechanical components had incurred an other-than-temporary reduction in value. As a result, we recorded a charge of $1.4 million to write down the investment to its estimated fair value.

In 2002, two fiber optic component manufacturers in which we had made minority interest investments in prior years experienced severe financial difficulties. Each manufacturer has shut down its operations and liquidated its assets. As a result, we recorded a charge of $6.5 million to write down these investments to their estimated fair value.

Income Taxes

Our effective tax rates from continuing operations were 1.6%, 7.1% and (24.6%) for 2004, 2003 and 2002, respectively. During 2004, the Internal Revenue Service and the California Franchise Tax Board completed certain examinations of MRSI. Based on the favorable conclusions of these examinations, we recorded a reduction in MRSI’s tax contingency reserve of approximately $3.0 million. The net income tax benefit of $1.3 million recorded in 2004 was attributable to this reduction in tax contingency reserve, offset in part by certain required state income taxes and taxes in certain foreign jurisdictions.

In 2003, we recorded an income tax benefit of $0.8 million, compared with a $14.0 million income tax expense in 2002. The income tax benefit in 2003 was attributable to Federal income tax refunds and refundable foreign income tax incentives related to research and development, and to the favorable settlement of various IRS examinations. The income tax expense in 2002 resulted from a valuation allowance that was recorded against a portion of our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in these periods.

We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, we expect that current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Liquidity and Capital Resources

Net cash provided by our operating activities of $17.8 million for 2004 was attributable primarily to the cash provided by our results of operations, a decrease in inventories and an increase in accounts payable and accrued expenses due to the timing of payments, offset in part by an increase in accounts and notes receivable as a result of higher sales at the end of the fourth quarter and cash paid for accrued restructuring costs.

Net cash provided by investing activities of $5.1 million for 2004 consisted primarily of net proceeds from the sale of marketable securities of $190.4 million, offset by net cash used in the acquisition of Spectra-Physics of $179.0 million and net purchases of property, plant and equipment of $6.0 million.

Net cash provided by financing activities of $4.8 million for 2004 consisted of proceeds of $4.5 million received from the issuance of common stock in connection with stock option and employee stock purchase plans and net proceeds from short-term borrowings of $0.6 million, offset in part by payments of capital lease obligations of $0.3 million.

At January 1, 2005, we had cash and cash equivalents of $41.4 million and marketable securities of $66.7 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. In 2004, we used approximately $179 million of cash to acquire Spectra-Physics, and we used additional cash for acquisition, integration and related items. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At January 1, 2005, we had in place a $5.0 million revolving line of credit expiring December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.39% at January 1, 2005) plus 1.5%, at our option, and an unused line fee of 0.25% per year. At January 1, 2005, there were no balances outstanding under the line of credit, with $2.3 million available under the line, after considering outstanding letters of credit totaling approximately $2.7 million.

At January 1, 2005, we had in place two revolving lines of credit totaling 1.5 billion yen ($14.4 million at January 1, 2005) at two Japanese banks expiring as follows: $10.6 million on November 30, 2005 and $3.8 million on March 31, 2005. The lines are not secured and bear interest at the prevailing bank rate. At January 1, 2005, we had $12.9 million outstanding under these lines of credit, with $1.5 million available for borrowing. In addition, we had in place four lines of credit totaling 800 million yen ($7.7 million at January 1, 2005) to be used to sell notes receivable with recourse at four Japanese banks. These lines have no expiration date and bear interest at the bank’s prevailing rate. At January 1, 2005, we had $4.3 million outstanding under these lines, with $3.4 million available for the sale of notes receivable. The weighted average interest rate on all borrowings on these lines under these lines was 1.6%.

In July 2004, as part of the purchase price for Spectra-Physics, we issued an unsecured promissory note to Thermo Electron Corporation in the principal amount of $50 million, which bears interest at 5% per annum, payable quarterly, and is due and payable in full on July 16, 2009.

In 2003, we announced that our Board of Directors had approved a share repurchase program. The Board authorized us to purchase up to 3.9 million shares, or 10% of our then outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. During 2003, we repurchased 285,529 shares under this program at a cost of $4.5 million. We did not make any purchases under this program in 2004, and any future purchases will depend on the aforementioned factors.

We lease certain of our manufacturing and office facilities and equipment under non-cancelable operating leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on increases in the Consumer Price Index.

As of January 1, 2005, we had no material purchase obligations. Our long-term debt, and capital and operating lease obligations at January 1, 2005 are summarized as follows:

(In thousands)	Capital Leases	Operating Leases	Long-Term Debt	Total Obligations
Payments Due By Period:
2005	$259	$9,755	$—	$10,014
2006	177	8,045	—	8,222
2007	177	6,219	—	6,396
2008	177	4,480	—	4,657
2009	177	2,949	50,000	53,126
Thereafter	1,592	7,793	—	9,385

Total minimum lease payments	2,559	$39,241	$50,000	$91,800

Less amount representing interest	(822)

Present value of net minimum capital lease payments	$1,737

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business” on pages 38-47), and there can be no assurance that we will not require additional funding in the future.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the option vesting periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. We are currently assessing the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations. Although the assessment is ongoing, management believes the impact will be material to our consolidated results of operations. If we had applied the provisions of SFAS No. 123R to the financial statements for the period ended January 1, 2005, our net loss would have been increased by approximately $16.6 million. However, due to the alternative option pricing models and assumptions, the lower numbers of options granted in recent years, and the lower valuations of such options compared with options granted previously, this figure will likely not be representative of the impact to future results of operations. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The retrospective method may be applied either to all prior years in which SFAS No. 123 was effective or only to prior interim periods in 2005 before adoption of SFAS No. 123R. We are currently evaluating these transition methods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on the normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of the adoption of this standard, but we do not believe that the adoption of SFAS No. 151 will have a significant effect on our results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 were effective for annual financial statements with fiscal years ending after December 15, 2003 and are reflected in our consolidated financial statements and related notes included in this Annual Report on Form 10-K. After the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2003, the FASB issued SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The statement provides disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. We adopted SFAS No. 132R during 2004. The adoption of SFAS No. 132R did not have any impact on our results of operations or financial position.

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

We may not be able to effectively or completely integrate the business and operations of Spectra-Physics or future acquisitions, which could materially harm our operating results.

In connection with our acquisition of Spectra-Physics, we face several significant challenges in integrating the business and operations of Spectra-Physics with our own. We may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner. The acquisition of Spectra-Physics approximately doubled our size, including with respect to revenue, number of employees and facilities. The acquisition and integration of Spectra-Physics with our operations involves substantial risks, including:

•	our overall ability to integrate and manage Spectra-Physics’ operations, products and personnel;

•	our ability to integrate the products of Spectra-Physics so that they complement our own;

•	our ability to continue the development of the Spectra-Physics products and underlying technology;

•	our ability to manufacture and sell the Spectra-Physics products;

•	a decline in the demand for the Spectra-Physics products in the marketplace;

•	our ability to retain and expand the customer base of Spectra-Physics;

•	customer dissatisfaction or performance problems with the Spectra-Physics products;

•	our ability to integrate the international operations of Spectra-Physics, particularly in those countries in which we have not had prior operations;

•	our ability to retain key personnel who remained employed with Spectra-Physics following the acquisition;

•	our ability to expand our financial and management controls and reporting systems and procedures to integrate and manage Spectra-Physics;

•	our ability to realize expected synergies resulting from the acquisition;

•	diversion of management’s time and attention;

•	administrative integration and elimination of redundancies;

•	assumption of unknown or contingent liabilities, or other unanticipated events or circumstances;

•	our ability to maintain the competitiveness of Spectra-Physics and its products and technology in the marketplace; and

•	the need to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets obtained in the Spectra-Physics acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

The business and operations of Spectra-Physics may not achieve the anticipated revenues and operating results. We may in the future choose to close or divest certain sectors or divisions of Spectra-Physics, which could require us to record losses and/or spend cash relating to such closures or divestitures. Any of the foregoing risks could materially harm our business, financial conditions and results of operations.

In addition, we have in the past, and expect in the future, to achieve growth through a combination of internally developed new products and acquisitions. In recent years we have acquired several companies and technologies in addition to Spectra-Physics, and we expect to continue to pursue acquisitions of other companies, technologies and complementary product lines in the future to expand our product offerings and technology base to further our strategic goals. We have faced and continue to face the same and other similar risks as referenced above in connection with our prior acquisitions, and we expect that we would face the same and other similar risks as referenced above in connection with any such future acquisitions.

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

In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, unexpected variations in timing of sales, particularly for our higher-priced, higher-margin products such as our laser products, can cause significant fluctuations in our quarterly operating results. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall.

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

A substantial portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, metrology and wafer inspection equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

A limited number of customers account for a significant portion of our sales to the microelectronics market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 33.4%, 38.0% and 40.2% of our consolidated net sales for the year ended January 1, 2005 (which includes Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and for the years ended December 31, 2003 and 2002, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately

56.5%, 62.0%, and 69.8% of our sales to this market for the year ended January 1, 2005 (which includes Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and for the years ended December 31, 2003 and 2002, respectively. No single customer in this market comprised 10% or more of our consolidated net sales in 2004. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our systems and subsystems in advance of significant sales of these systems and/or subsystems to such customers. A failure on the part of our customers’ products to gain market acceptance, or a failure of the semiconductor capital equipment market to grow would have a significant negative effect on our business and results of operations.

A significant portion of our future growth is dependent on the growth of 300mm semiconductor wafer processes and lower than expected demand for equipment designed for these processes could negatively impact our revenues.

A significant portion of our expected future system and subsystem business in the semiconductor capital equipment market is comprised of products for the fabrication, inspection and metrology of 300mm semiconductor wafers. Wafer fabrication, inspection and metrology equipment for 300mm wafers is in an early stage of its adoption, and is expected to be driven by the need for the ability to manufacture more semiconductor chips at lower cost. The deployment of such equipment requires a significant capital investment by semiconductor manufacturers, and many semiconductor manufacturers have delayed plans to deploy such equipment until market conditions improve. In addition, certain industry analysts have recently forecasted more conservative capital equipment spending and slower adoption of new technologies by semiconductor manufacturers in future periods. If the demand for capital equipment for 300mm wafers does not increase, or increases more slowly than expected, demand for our system and subsystem products will likewise be adversely affected, and our business and results of operations could be harmed significantly.

Many of the markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Products in our markets often become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved technology, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, and may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.

We offer products for a number of markets, including semiconductor capital equipment, scientific research, aerospace and defense/security, life and health sciences and fiber optic communications. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

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

Our business is subject to risks inherent in conducting business internationally. For the year ended January 1, 2005 (which includes Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and for the years ended December 31, 2003 and 2002, our international revenues accounted for approximately 37.8%, 31.5% and 29.1%, respectively, of total net sales, with a substantial portion of international sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that, in particular, the proportion of our sales to Asian customers will increase as a result of the purchase of Spectra-Physics. Our international operations expose us to various risks, which include:

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

In addition, fluctuations in foreign exchange rates could affect the sales price in local currencies of our products in foreign markets, potentially making our products less price competitive. Such exchange rate fluctuations could also increase the costs and expenses of our foreign operations or require us to modify our current business practices. If we experience any of the risks associated with international business, our business and results of operations could be significantly harmed.

We face substantial competition, and if we fail to compete effectively, our operating results will suffer.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers to manufacture subassembly products on their behalf. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product performance, features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

If we fail to protect our intellectual property and proprietary technology, we may lose our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents. For example, we have notified several manufacturers of semiconductor wafer handling robots and load ports that we believe that they are infringing upon certain of our U.S. patents, and may institute litigation against one or more of such companies in the future. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

We have experienced, and may in the future experience, intellectual property infringement claims, which could be costly and time-consuming to defend.

We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Whenever such claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology may divert management’s attention from other matters and could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any such claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

Our reliance on sole-source and limited source suppliers could result in delays in production and distribution of our products.

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

Certain of our products, especially our laser and automation products, are inherently complex in design and require ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process. As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could adversely affect our manufacturing yields and product reliability, which could in turn harm our business, operating results, financial condition and customer relationships.

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

Our products are subject to potential product liability claims which, if successful, could adversely effect our results of operations.

We are exposed to significant risks for product liability claims if personal injury or death results from the use of our products. We may experience material product liability losses in the future. We currently maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall, could have a material adverse effect on our business, financial condition and results of operations.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management each year on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

Spectra-Physics, which now constitutes over half of our business, was formerly a division of a much larger organization with more complex and integrated internal control processes, causing our review of those internal controls over financial reporting to be time-consuming and costly. While we currently believe that the internal control over financial reporting of Spectra-Physics is effective, we are still performing the system and process documentation and evaluation relating to Spectra-Physics needed to comply with Section 404 and, as permitted by the Securities and Exchange Commission, will not complete such work until 2005. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

If we are unable to assert each year that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In addition, if any such unidentified material weaknesses were to result in fraudulent activity and/or a material misstatement or omission in our financial statements, we could suffer losses and be subject to civil and criminal penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our financial results could be adversely affected by changes in the accounting rules governing the recognition of stock-based compensation expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Recently, the Financial Accounting Standards Board has adopted changes to the accounting rules concerning the recognition of stock option compensation expense which would require us to account for equity compensation under the fair value method of accounting prescribed by SFAS No. 123R, Share-Based Payment. We provide disclosures of our operating results as if we had applied the fair value method of accounting on a pro forma basis in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Beginning in the third quarter of 2005, we and other companies currently using the intrinsic value method will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by significantly increasing our equity compensation expense.

Compliance with environmental regulations and potential environmental liabilities could adversely affect our financial results.

Our operations are subject to various federal, state and local environmental protection regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities are involved in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

Spectra-Physics’ Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 20 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. We have established reserves relating to the estimated cost of these remediation efforts, however our ultimate costs of remediation are difficult to predict. In addition, while we are not aware of any unresolved property damage or personal injury claims relating to this site, such claims could be made against us in the future. While Thermo Electron Corporation has agreed in connection with our purchase of Spectra-Physics to indemnify us, subject to certain conditions, for environmental liabilities relating to this site in excess of our reserves, this indemnity may not cover all liabilities relating to this site. In such event, our business, financial condition and results of operations could be adversely affected.

Natural disasters or power outages could disrupt or shut down our operations, which would negatively impact our operations.

We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. If any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

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

Our operating income from international operations totaled $5.1 million in 2004, and our operating loss from international operations was $0.6 million and $0.1 million for 2003 and 2002, respectively. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating our future international operating profit include the euro, British pound, Japanese yen, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net loss for the year ended January 1, 2005. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $66.7 million at January 1, 2005, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net loss for 2004.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 16, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (Evaluation Date) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of January 1, 2005. In conducting its evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of January 1, 2005.

Scope of Management’s Report on Internal Control over Financial Reporting

The scope of management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 includes all of our businesses except for Spectra-Physics, Inc. and its related entities (Spectra-Physics) which were acquired on July 16, 2004. The acquired Spectra-Physics businesses constituted approximately $84 million of total assets as of January 1, 2005, and approximately $107 million of net sales for the year then ended. In accordance with guidance issued by the Securities and Exchange Commission, our management is permitted to exclude Spectra-Physics from its assessment as of January 1, 2005. We are in the process of documenting and evaluating our internal control over financial reporting for Spectra-Physics and will complete such work before the end of 2005.

Attestation Report

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our management’s assessment of our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Newport Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing above, that Newport Corporation maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newport Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spectra-Physics, Inc. and its related entities (Spectra-Physics), acquired in 2004, which are included in the 2004 consolidated financial statements of Newport Corporation and represented approximately $84 million of total assets as of January 1, 2005 and approximately $107 million of net sales for the year then ended. Our audit of internal control over financial reporting of Newport Corporation also did not include an evaluation of the internal control over financial reporting of Spectra-Physics.

In our opinion, management’s assessment that Newport Corporation maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Newport Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newport Corporation as of January 1, 2005 and December 31, 2003, and the related consolidated statements of operations, comprehensive loss and stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005, and our report dated March 14, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 14, 2005

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 18, 2005, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 18, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant filed November 19, 1987 (incorporated by reference to exhibit in the Registrant’s 1987 Proxy Statement).

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

3.4	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Stockholder Agreement dated July 16, 2004 by and between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

Exhibit Number	Description of Exhibit
10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.5	First Amendment to Lease dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Second Amendment to Lease dated November 5, 2003, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.8*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.10*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.11*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12*	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13*	Form of Restricted Stock Agreement under Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

Exhibit Number	Description of Exhibit
10.14*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.15*	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003).

10.16*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.20*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.21	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.22	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.23	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.24	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.26	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

Exhibit Number	Description of Exhibit
10.27	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2005.

NEWPORT CORPORATION

By:	/s/ Robert G. Deuster
Robert G. Deuster
Chairman of the Board and
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

SIGNATURE	TITLE	DATE
/s/ Robert G. Deuster Robert G. Deuster	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2005

/s/ Charles F. Cargile Charles F. Cargile	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2005

/s/ Daniel E. Della Flora Daniel E. Della Flora	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2005

/s/ R. Jack Aplin R. Jack Aplin	Director	March 17, 2005

/s/ Robert L. Guyett Robert L. Guyett	Director	March 17, 2005

/s/ Michael T. O’Neill Michael T. O’Neill	Director	March 17, 2005

/s/ C. Kumar N. Patel C. Kumar N. Patel	Director	March 17, 2005

/s/ Kenneth F. Potashner Kenneth F. Potashner	Director	March 17, 2005

SIGNATURE	TITLE	DATE
/s/ Richard E. Schmidt Richard E. Schmidt	Director	March 17, 2005

/s/ Peter J. Simone Peter J. Simone	Director	March 17, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Newport Corporation

We have audited the accompanying consolidated balance sheets of Newport Corporation as of January 1, 2005 and December 31, 2003, and the related consolidated statements of operations, comprehensive loss and stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at January 1, 2005 and December 31, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newport Corporation’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 14, 2005

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended
	January 1, 2005	December 31, 2003	December 31, 2002
Net sales	$285,781	$134,789	$163,994
Cost of sales	200,667	90,746	138,183

Gross profit	85,114	44,043	25,811

Selling, general and administrative expense	77,873	43,573	50,222
Research and development expense	26,096	18,145	24,383
Restructuring, impairment and other charges	61,362	1,705	11,883

Operating loss	(80,217)	(19,380)	(60,677)

Interest and other income (expense), net	(560)	8,013	10,269
Investment write-downs	(1,419)	—	(6,490)

Loss from continuing operations before income taxes	(82,196)	(11,367)	(56,898)

Income tax provision (benefit)	(1,328)	(812)	14,011

Loss from continuing operations	(80,868)	(10,555)	(70,909)

Loss from discontinued operations, net of income taxes	(568)	(2,605)	(15,209)
Cumulative effect of a change in accounting principle	—	—	(14,500)

Net loss	$(81,436)	$(13,160)	$(100,618)

Basic and diluted net loss per share:
Loss from continuing operations	$(1.98)	$(0.27)	$(1.87)
Loss from discontinued operations, net of income taxes	(0.01)	(0.07)	(0.40)
Cumulative effect of a change in accounting principle	—	—	(0.38)

Net loss	$(1.99)	$(0.34)	$(2.65)

Shares used in computation of basic and diluted net loss per share	40,838	38,685	37,970

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	January 1, 2005	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$41,443	$11,795
Marketable securities	66,739	255,507
Accounts receivable, net of allowance for doubtful accounts of $2,062 and $647, respectively	68,500	23,960
Notes receivable, net	6,891	—
Inventories	85,590	54,854
Prepaid expenses and other current assets	8,912	6,000

Total current assets	278,075	352,116

Property and equipment, net	58,264	32,734
Goodwill	176,235	57,606
Deferred income taxes	—	14,900
Intangible assets, net	54,420	4,965
Investments and other assets	11,474	5,898

	$578,468	$468,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term obligations	$17,186	—
Accounts payable	24,166	8,517
Accrued payroll and related expenses	21,413	7,811
Accrued expenses and other current liabilities	32,974	9,567
Accrued restructuring costs	2,672	1,124
Obligations under capital leases	161	272

Total current liabilities	98,572	27,291

Long-term debt	46,716	—
Obligations under capital leases, less current portion	1,576	1,612
Accrued pension liabilities	11,410	—
Accrued restructuring costs and other liabilities	4,685	907

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 43,022,866 and 39,032,509 shares issued and outstanding, respectively	5,021	4,555
Capital in excess of par value	493,986	440,194
Deferred stock compensation	(1,379)	(139)
Accumulated other comprehensive income	8,470	2,952
Accumulated deficit	(90,589)	(9,153)

Total stockholders’ equity	415,509	438,409

	$578,468	$468,219

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended
	January 1, 2005	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,436)	$(13,160)	$(100,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,167	10,238	11,119
Provision for doubtful accounts	364	277	925
Provision for losses on inventories	9,907	717	31,981
Impairment of goodwill and other intangible assets	63,084	—	14,500
Provision for restructuring and related charges	589	652	11,883
Deferred income taxes, net	654	670	18,532
Loss on disposal of business segment	—	—	6,843
Investment write-down	1,419	—	6,490
Other non-cash items, net	279	(133)	240
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	(7,913)	(4,163)	14,819
Inventories	6,728	2,135	699
Prepaid expenses and other current assets	(532)	1,888	3,261
Other assets and liabilities	(83)	(72)	(289)
Accounts payable	5,354	1,799	(5,590)
Accrued payroll and related expenses	3,719	(2,166)	(3,301)
Accrued expenses and other current liabilities	404	(3,515)	186
Accrued restructuring costs	(1,927)	(4,939)	(5,138)

Net cash provided by (used in) operating activities	17,777	(9,772)	6,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,988)	(3,060)	(6,681)
Proceeds from the sale of business and property and equipment	11	679	9,872
Business acquisitions, net of cash acquired	(178,955)	—	(6,437)
Purchase of marketable securities	(399,568)	(720,651)	(493,205)
Proceeds from the sale of marketable securities	590,017	704,507	529,799
Purchase of equity investments and intellectual property	(410)	(4,637)	(2,025)

Net cash provided by (used in) investing activities	5,107	(23,162)	31,323

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(278)	(3,214)	(6,536)
Short term borrowings	643	—	—
Proceeds from sale/leaseback of facility	—	1,953	—
Proceeds from issuance of common stock under employee plans	4,456	5,328	4,961
Repurchase of the Company’s common stock	—	(4,545)	—

Net cash provided by (used in) financing activities	4,821	(478)	(1,575)
Impact of foreign exchange rate changes on cash balances	1,943	1,148	662

Net increase (decrease) in cash and cash equivalents	29,648	(32,264)	36,952
Cash and cash equivalents at beginning of year	11,795	44,059	7,107

Cash and cash equivalents at end of period	$41,443	$11,795	$44,059

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Loss and Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of par value	Deferred stock compensation	Accumulated other comprehensive income (loss)	Retained earnings/ (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
December 31, 2001	36,693	$4,282	$389,526	$(293)	$(9,133)	$104,625	$489,007
Net loss	—	—	—	—	—	(100,618)	(100,618)
Foreign currency translation gain	—	—	—	—	6,614	—	6,614
Unrealized gain on marketable securities, net of reclassification adjustment (Note 3)	—	—	—	—	1,278	—	1,278

Comprehensive loss							(92,726)
Acquisition of MRSI	997	116	45,081	—	—	—	45,197
Issuance of common stock under employee plans	870	102	4,859	—	—	—	4,961
Amortization of deferred compensation	—	—	—	78	—	—	78

December 31, 2002	38,560	4,500	439,466	(215)	(1,241)	4,007	446,517
Net loss	—	—	—	—	—	(13,160)	(13,160)
Foreign currency translation gain	—	—	—	—	7,857	—	7,857
Unrealized loss on marketable securities, net of reclassification adjustment (Note 3)	—	—	—	—	(3,664)	—	(3,664)

Comprehensive loss							(8,967)
Issuance of common stock under employee plans	759	88	5,240	—	—	—	5,328
Repurchase of common stock	(286)	(33)	(4,512)	—	—	—	(4,545)
Amortization of deferred compensation	—	—	—	76	—	—	76

December 31, 2003	39,033	4,555	440,194	(139)	2,952	(9,153)	438,409
Net loss	—	—	—	—	—	(81,436)	(81,436)
Foreign currency translation gain	—	—	—	—	5,717	—	5,717
Unrealized loss on marketable securities, net of reclassification adjustment (Note 3)	—	—	—	—	(199)	—	(199)

Comprehensive loss							(75,918)
Acquisition of Spectra-Physics	3,220	376	47,703	—	—	—	48,079
Issuance of common stock under employee plans	639	75	4,380	—	—	—	4,455
Issuance of restricted stock	131	15	1,709	(1,724)	—	—	—
Amortization of deferred compensation	—	—	—	484	—	—	484

January 1, 2005	43,023	$5,021	$493,986	$(1,379)	$8,470	$(90,589)	$415,509

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation (Newport or the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including microelectronics manufacturing, scientific research, aerospace and defense/security, life and health sciences and communications. The Company develops and sells a broad range of lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. The Company’s products are used in mission-critical applications in industries including microelectronics manufacturing, aerospace and defense/security, life and health sciences and fiber optic device manufacturing. The Company also provides high-performance lasers, components, instruments and subsystems to commercial, academic and governmental research institutions worldwide.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective in 2004, the Company changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year ends on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal years 2003 and 2002 ended on December 31, 2003 and 2002, respectively.

Business Segments

The Company develops, manufactures and markets its products within three distinct business segments, Lasers, Photonics and Precision Technologies and Advanced Packaging and Automation Systems. In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes, and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronic manufacturing and medical diagnostics. The Company incorporated the laser and laser-related technology business of Spectra-Physics into a new business segment, the Lasers Division, and combined Spectra-Physics’ photonics business with the Company’s former Industrial and Scientific Technologies Division to create a new Photonics and Precision Technologies Division. Also in 2004, the Company reclassified certain fiber optic communications product lines from its Advanced Packaging and Automation Systems Division to its former Industrial and Scientific Technologies Division. All prior period financial information has been reclassified to reflect these new segments.

Foreign Currency Translation

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

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in the statements of operations in interest and other income (expense), net.

There were no forward exchange contracts outstanding at January 1, 2005 and December 31, 2003.

Cash and Cash Equivalents and Marketable Securities

The Company considers cash-on-hand and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying balance sheets.

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse to one of four banks within Japan that the Company does business with as part of line of credit agreements. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At January 1, 2005, total promissory notes receivable amounted to $6.9 million. Promissory notes sold with recourse are included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment of the note obligation by the customers to the banks. At January 1, 2005, such discounted note obligations included in short-term obligations in the accompanying consolidated balance sheet were $4.3 million. The Company did not have any notes receivable or notes sold with recourse outstanding at December 31, 2003.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. Substantially all of the Company’s marketable securities are managed by a professional investment management firm, under the oversight of the Company’s senior financial management team and the Audit Committee of the Company’s Board of Directors. Such portfolio manager invests the funds in accordance with the Company’s investment policy, which limits the amounts that may be invested with one issuer.

The Company’s customers are concentrated in the microelectronics, aerospace and defense/security, life and health sciences, scientific research and fiber optic communications markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the concentration risk and the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the year ended January 1, 2005, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year. For the year ended December 31, 2003, one customer accounted for 10.2% of the Company’s net sales, and accounted for 6.6% of the Company’s gross accounts receivable as of the end of such year. For the year ended December 31, 2002, one customer accounted for 10.9% of the Company’s net sales, and accounted for 8.2% of the Company’s gross accounts receivable as of the end of such year.

Inventories

Inventories are stated at the lower of cost, determined on either a first-in, first-out (FIFO) or average cost basis, or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Amounts required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	3 to 40 years
Machinery and equipment	2 to 20 years
Office equipment	3 to 10 years

Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term.

Intangible Assets, including Goodwill

Intangible assets, other than goodwill and trademarks and trade names, are amortized on a straight-line basis over their estimated useful lives as follows:

Developed technology	10 to 16 years
Customer relationships	10 years
Backlog	6 months
Other	2 to 15 years

Trademarks and trade names are subject to annual impairment testing and are not amortized.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Pursuant to SFAS No. 142, upon adoption the Company tested its goodwill and other intangible assets for impairment and recorded an impairment charge of $14.5 million as the cumulative effect of a change in accounting principle as of January 1, 2002. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company performs the annual impairment review as of the beginning of the fourth quarter of each year.

Investments

The Company holds minority interest investments in companies having operations or technologies in areas which are within or adjacent to its strategic focus when acquired. The Company accounts for minority interest investments in common stock under the cost method for investments in companies over which it does not have the ability to exercise significant influence and under the equity method for investments in companies over which it does have the ability to exercise significant influence. All of the Company’s current minority interest investments are accounted for using the cost method.

Long-Lived Assets

The Company assesses the impairment of long-lived assets, other than goodwill and other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets, including minority interest investments in companies which are privately-held and whose values are difficult to determine, are evaluated for other-than-temporary impairment at least annually in the fourth quarter of each year, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company records an investment impairment charge in any reporting period where it believes a long-lived asset has experienced a decline in value that is other-than-temporary.

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

Environmental Reserves

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures are discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. However, if a portion of the total contract price is not payable until installation is complete, the Company defers revenue up to the amount that is not payable. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized over the related contract periods.

Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned. For certain non-catalog products, the Company establishes a sales return reserve based on the historical product returns.

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs at January 1, 2005 and December 31, 2003 were not significant. Advertising costs, including the costs of the Company’s participation at industry trade shows, were $3.0 million, $2.1 million and $2.9 million for 2004, 2003 and 2002, respectively.

Shipping and Handling Costs

Shipping and handling costs of $2.1 million, $1.7 million, and $1.8 million were included in selling, general and administrative expense for 2004, 2003 and 2002, respectively.

Research and Development

All research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the recorded amounts of the assets and liabilities of the Company for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, that the ultimate realization of net deferred tax assets is more likely than not.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods, excluding restricted stock. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during the periods plus the dilutive effects of common stock equivalents (restricted stock and stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized for employee stock options with exercise prices equal to or greater than the Company’s stock price at the date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost for the Company’s stock option and employee stock purchase plans (determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123) is presented below:

	Years Ended
(In thousands, except per share amounts)	January 1, 2005	December 31, 2003	December 31, 2002
Net loss – reported	$(81,436)	$(13,160)	$(100,618)
Employee compensation expense under fair value method	(16,556)	(18,185)	(15,710)

Net loss – pro forma	$(97,992)	$(31,345)	$(116,328)

Basic and diluted loss per share – reported	$(1.99)	$(0.34)	$(2.65)
Basic and diluted loss per share – pro forma	$(2.40)	$(0.81)	$(3.06)

The fair value of each option grant in 2004, 2003 and 2002 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended
	January 1, 2005	December 31, 2003	December 31, 2002
Expected annual volatility	74.3%	70.6%	84.5%
Risk-free interest rate	3.4%	2.9%	4.2%
Expected turnover rate	12.9%	12.9%	12.9%
Expected life (years)	5.0	5.0	5.0
Annualized dividend yield	—	—	—

The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase-in rules and differences in number of grants, stock price and assumptions for future years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) the allowance for doubtful accounts, inventory reserves, warranty obligations, pension liabilities, restructuring reserves, asset impairment valuations and income tax valuations.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although the assessment is ongoing, management believes the impact will be material to the Company’s consolidated results of operations. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ended January 1, 2005, the Company’s net loss would have been increased by approximately $16.6 million. However, due to the alternative option pricing models and assumptions, the lower numbers of options granted in recent years, and the lower valuations of such options compared with options granted previously, this figure may not be representative of the impact to future results of operations. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The retrospective method may be applied either to all prior years in which SFAS No. 123 was effective or only to prior interim periods in 2005 before adoption of SFAS No. 123R. The Company is currently evaluating these transition methods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this standard, but does not believe that the adoption of SFAS No. 151 will have a significant effect on its results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective for fiscal years ending after December 15, 2003 and are reflected herein. After the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2003, the FASB issued SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The statement provides disclosure requirements for defined benefit pension plans and other post-retirement benefit plans. The statement was effective for annual financial statements with fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted SFAS No. 132R during 2004. The adoption of SFAS No. 132R did not have any impact on the Company’s results of operations or financial position.

NOTE 2 ACQUISITIONS, INVESTMENTS AND DIVESTITURES

Acquisitions

Spectra-Physics

In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics. Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes, and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronics manufacturing and analytical instrumentation for life and health sciences. The combination creates a leading photonics company with an integrated technology mix.

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004.

The purchase price for Spectra-Physics, which resulted in the recognition of goodwill of $175.3 million, was determined by arms-length negotiation between management and Thermo Electron Corporation, Spectra-Physics’ former parent, taking into account a number of factors, including the value of the assets, the historical and projected financial performance of Spectra-Physics and the valuations of certain recently acquired companies with comparable businesses and financial performance.

The Company finalized its purchase price allocation for the acquisition in the fourth quarter of 2004, which resulted in a reduction of goodwill of approximately $2.7 million. This reduction was primarily due to an increase in the estimated fair value of acquired property and equipment based upon internal appraisals, a reduction in the estimated restructuring liability related to certain acquired entities and the final income tax accounting. However, the Company is still in the process of finalizing its restructuring plans related to certain acquired entities and has recorded an estimated liability based upon the preliminary plans approved by the Company’s Board of Directors. The Company expects that these items will be resolved and finalized by the end of the second quarter of 2005. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $175.3 million was recorded as goodwill, which is generally not deductible for tax purposes.

Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands, except share amounts)
Consideration paid:
Cash paid	$174,870
3,220,300 shares of common stock, valued based upon the average price two days before and after the measurement date	48,079
Debt ($50 million, 5% interest payable quarterly, principal due in full July 16, 2009, discounted to market value)	46,382
Other costs, primarily professional fees	5,958

$275,289

Assets acquired and liabilities assumed:
Current assets	$93,355
Goodwill	175,252
Purchased intangible assets (including in-process R&D of $0.3 million)	58,400
Other assets	37,671
Current liabilities	(77,967)
Long-term liabilities	(11,422)

$275,289

The number of shares of the Company’s common stock issued was determined by dividing $50.0 million by the 20-day average closing price of the Company’s common stock ending two days before the acquisition date of July 16, 2004, which was $15.53 per share. The fair value of the Company’s common stock issued was determined using an average price of $14.93, which was the average closing price of the Company’s common stock two days before and after the measurement date of July 14, 2004.

The debt was valued at approximately $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics.

Identifiable intangible assets consist of the following:

(In thousands)	Estimated Fair Value	Weighted Average Amortization Period	Estimated Annual Amortization
Developed technology	$24,500	10-16 years	$1,801
Customer relationships	19,500	10 years	1,950
Backlog	2,200	6 months	2,200

Amortizable purchased intangible assets	46,200

Trademark/tradename	11,900	Indefinite	—

	$58,100

Approximately $0.3 million of the purchase price represented purchased in-process technology that has not yet reached technological feasibility and has no alternative future use and has been expensed.

Supplemental Pro Forma Information (Unaudited)

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma condensed combined statement of operations for the year ended January 1, 2005 includes the historical results of the Company including Spectra-Physics from the date of acquisition on July 16, 2004, plus the historical results of Spectra-Physics from January 1, 2004 to July 16, 2004. The pro forma condensed combined statement of operations for the year ended December 31, 2003 includes the historical results of the Company, plus the historical results of Spectra-Physics for the year ended December 31, 2003:

	Unaudited
	Years Ended
(In thousands)	January 1, 2005	December 31, 2003
Pro forma net sales	$408,067	$338,602
Pro forma net loss	(67,850)	(27,398)
Pro forma basic and diluted net loss per share	$(1.55)	$(0.65)

MRSI

In February 2002, the Company acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. The transaction was accounted for using the purchase method. The Company’s results of operations for 2002 included the results of operations of MRSI from the date of acquisition on February 15, 2002.

The purchase price for MRSI was determined by arms-length negotiation between management and MRSI, taking into account a number of factors, including the historical and projected financial performance of MRSI and the valuations of companies with comparable businesses and financial performance.

The Company finalized the purchase price allocation for this acquisition in the third quarter of 2002 based on the final valuation of the intangible assets and the final tax accounting, which resulted in an increase to goodwill of approximately $2.0 million. The excess of the purchase price over the net assets acquired of $46.5 million was recorded as goodwill, which is not deductible for tax purposes.

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

$62,015

Supplemental Pro Forma Information (Unaudited)

The financial information below summarizes the combined results of operations of the Company and MRSI, on a pro forma basis, as though the companies had been combined as of the beginning of 2002. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma condensed combined statement of operations for the year ended December 31, 2002 includes the historical results of the Company including MRSI from the date of acquisition on February 15, 2002, plus the historical results of MRSI from January 1, 2002 to February 17, 2002:

Unaudited
(In thousands)	Year Ended December 31, 2002
Pro forma net sales	$165,145
Pro forma loss from continuing operations	(71,528)
Pro forma net loss	(101,237)
Pro forma basic and diluted net loss per share	$(2.66)

Investments

In 2003, the Company purchased a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.7 million. In 2004, the Company invested an additional $0.4 million. The Company’s total investment to date is $4.1 million and is reflected in investments and other assets in the consolidated balance sheet. The Company is accounting for this investment using the cost method of accounting.

Divestitures

In August 2002, to increase the efficiency of the Company’s product development and manufacturing efforts, the Company’s Board of Directors approved a plan to sell the Company’s operation in Plymouth, Minnesota, which manufactured high-precision motion stages for the semiconductor equipment, computer peripheral, fiber optic communications and life and health sciences markets. As a result, the Company recorded an impairment charge of $3.4 million to write down the assets of the Plymouth operation to their estimated fair value of $2.6 million. In the first quarter of 2003, due to the weak response from potential buyers, the Company shut down the operation and liquidated the majority of the remaining assets, which resulted in an additional loss of $0.6 million. This operation was included in the Company’s former Industrial and Scientific Technologies Division.

In March 2002, to more efficiently deploy the Company’s resources to those areas that are critical to product development efforts for the Company’s strategic markets, the Company’s Board of Directors approved a plan to sell the Company’s Industrial Metrology Systems Division (IMSD), including the business of CEJohansson AB, a Sweden-based global supplier of advanced metrology systems that was acquired in December 2000. The sale of IMSD was substantially completed in 2002 for cash of approximately $9.8 million. In February 2005, the Company settled an outstanding dispute with the purchaser of a portion of IMSD, resulting in a charge to discontinued operations of approximately $0.6 million in the fourth quarter of 2004.

Both of these divestitures have been accounted for as discontinued operations for all periods presented.

The net sales and loss before income taxes of divestitures that were included in discontinued operations consist of the following:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Net sales	$—	$2,041	$10,274
Loss before income taxes	(568)	(2,605)	(15,209)

The estimated and realized losses recognized on divestitures consist of the following:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Realized loss on disposal	$—	$(572)	$(3,428)
Estimated loss on disposal	—	—	(3,415)

NOTE 3 SUPPLEMENTAL BALANCE SHEET, STATEMENT OF OPERATIONS AND CASH FLOW INFORMATION

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consist of the following:

(In thousands)	January 1, 2005	December 31, 2003
Cash and cash equivalents	$41,443	$11,795

Marketable Securities:
U.S. government and agency debt securities	19,491	133,893
Corporate debt securities	32,825	88,420
Asset-backed securities	12,768	30,027
Foreign government debt securities	1,655	—
Other debt securities	—	3,167

	66,739	255,507

	$108,182	$267,302

All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2005 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
U.S. government and agency debt securities	$19,491	$—	$(95)
Corporate debt securities	32,825	10	(33)
Asset-backed securities	12,768	—	(84)
Foreign government debt securities	1,655	—	—

	$66,739	$10	$(212)

Included in the above are asset-backed securities with an aggregate fair value of $1.4 million which have been in an unrealized loss position for 12 months or longer.

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2003 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
U.S. government and agency debt securities	$133,893	$36	$(1)
Corporate debt securities	88,420	31	(34)
Asset-backed securities	30,027	—	(35)
Other debt securities	3,167	—	—

	$255,507	$67	$(70)

The contractual maturities of available for sale securities at January 1, 2005 were as follows:

(In thousands)
0 – 1 Year	$19,207
1 – 2 Years	15,719
2 – 3 Years	12,784
3 – 5 Years	5,476
More than 5 years	13,553

$66,739

The gross realized gains and gross realized losses on sales of available for sale securities consist of the following:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Gross realized gains	$386	$3,989	$2,307
Gross realized losses	(1,934)	(1,076)	(283)

	$(1,548)	$2,913	$2,024

In connection with the acquisition of Spectra-Physics in July 2004, the Company realized a loss of $1.7 million on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price.

Inventories

Inventories consist of the following:

(In thousands)	January 1, 2005	December 31, 2003
Raw materials and purchased parts	$46,413	$33,372
Work in process	20,178	7,463
Finished goods	18,999	14,019

	$85,590	$54,854

Property and Equipment, net

Property and equipment, net, including assets under capital leases, consists of the following:

(In thousands)	January 1, 2005	December 31, 2003
Land	$2,983	$856
Buildings	13,117	7,662
Leasehold improvements	18,454	17,340
Machinery and equipment	73,088	47,493
Office equipment	20,614	19,721

	128,256	93,072
Less accumulated depreciation	(69,992)	(60,338)

	$58,264	$32,734

Depreciation expense from continuing operations, including the amortization of assets under capital leases, totaled $11.3 million, $9.1 million and $9.7 million for 2004, 2003 and 2002, respectively.

Intangible Assets, Including Goodwill

Goodwill, net by reportable segment is as follows:

(In thousands)	January 1, 2005	December 31, 2003
Lasers	$105,151	$—
Photonics and Precision Technologies	71,084	982
Advanced Packaging and Automation Systems	—	56,624

	$176,235	$57,606

Intangible assets, excluding goodwill, consist of the following:

(In thousands)	January 1, 2005	December 31, 2003
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $825 and $940, respectively	$23,675	$3,968
Customer relationships, net of accumulated amortization of $894 and $0, respectively	18,606	—
Backlog, net of accumulated amortization of $2,017 and $0, respectively	183	—
Other, net of accumulated amortization of $58 and $64, respectively	56	157

	42,520	4,125
Intangible assets not subject to amortization:
Trademarks and trade names	11,900	840

Intangible assets, net	$54,420	$4,965

Amortization expense related to intangible assets for the years ended January 1, 2005, December 31, 2003 and December 31, 2002 was $4.8 million, $0.6 million and $0.4 million, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2005	$3,969
2006	3,755
2007	3,754
2008	3,754
2009	3,754
Thereafter	23,534

$42,520

Accrued Warranty Obligations

The activity in accrued warranty obligations is as follows:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003
Balance at beginning of year	$806	$2,047
Additions from business acquisition	4,504	—
Additions charged to cost of sales	3,695	1,827
Warranty claims	(3,222)	(3,068)

Balance at end of period	$5,783	$806

Such amounts were included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

(In thousands)	January 1, 2005	December 31, 2003
Deferred revenue	$9,820	$1,357
Accrued warranty obligations	5,783	806
Accrued income taxes	2,939	3,937
Other	14,432	3,467

	$32,974	$9,567

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

(In thousands)	January 1, 2005	December 31, 2003
Cumulative foreign currency translation gains	$8,672	$2,955
Unrealized losses on marketable securities	(202)	(3)

	$8,470	$2,952

Comprehensive Income (Loss)

The reclassification adjustment included in net unrealized gains on marketable securities that was included in comprehensive income (loss) is as follows:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Unrealized holding period gains (losses) arising during period	$(1,747)	$(751)	$3,302
Less: reclassification adjustments for (gains) losses included in net income	1,548	(2,913)	(2,024)

Unrealized gains (losses) on marketable securities, net of reclassification adjustment	$(199)	$(3,664)	$1,278

Investment Write-Downs

In 2004, the Company determined that a minority interest investment made in prior years in a manufacturer of precision mechanical components had incurred an other-than-temporary reduction in value. As a result, the Company recorded a charge of $1.4 million to write-down the investment to its estimated fair value.

In 2002, two fiber optic component manufacturers in which the Company had made minority interest investments in prior years experienced severe financial difficulties. Each manufacturer has shut down its operations and liquidated its assets. As a result, the Company recorded a charge of $6.5 million to write-down these investments to their estimated fair value.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of the following:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Interest and dividend income	$3,470	$6,525	$9,301
Gains (losses) on sale of marketable securities, net	(1,548)	2,913	2,024
Portfolio asset management fees	(130)	(519)	(701)
Foreign exchange losses, net	(377)	(281)	(527)
Interest expense	(1,826)	(205)	(437)
Other income (expense), net	(149)	(420)	609

Total interest and other income (expense), net	$(560)	$8,013	$10,269

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information consists of the following:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Cash paid (received) during the period for:
Interest	$944	$199	$425
Income taxes, net	$500	$(3,301)	$1,605

Non-cash investing and financing activities:
Issuance of common stock in connection with business acquisition	$48,079	$—	$—
Issuance of debt in connection with business acquisition	$46,382	$—	$—

NOTE 4 RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

The following table summarizes restructuring, impairment and other charges:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Asset impairment, including goodwill	$59,804	$—	$—
2002 restructuring plan charge	589	651	11,883
Severance	969	1,054	—

	$61,362	$1,705	$11,883

Asset Impairment, Including Goodwill

In the fourth quarter of 2004, the Company completed its annual review of goodwill and other intangible assets and determined that goodwill and other intangible assets at its Advanced Packaging and Automation Systems Division were impaired. Due to the reduced market demand for semiconductor capital equipment, this division experienced a severe slow-down in sales and orders in the third quarter of 2004, which continued into the fourth quarter. As a result, the losses at this division substantially increased during this period. These factors led to a reduced forecast and outlook for this division, which led to the determination that these assets were impaired. The Company used a combination of valuation techniques, including the present value of future cash flows and the fair value of comparable businesses, in order to determine the fair value of the division. As a result, the Company recognized impairment of goodwill of approximately $56.6 million and other acquired intangible assets of approximately $2.7 million, of which approximately $1.8 million was charged to cost of sales. The remainder of these charges were included in Restructuring, Impairment and Other Charges in the accompanying consolidated statement of operations.

In the third quarter of 2004, the Company performed an impairment analysis on an intellectual property intangible asset that it had previously purchased from a third party. The Company determined in the third quarter of 2004 that this asset was no longer strategic as a result of the acquisition of Spectra-Physics and that there was a limited current or future market demand for the products that would be produced with this technology. The Company used the present value of forecasted cash flows to determine the fair value of this intangible asset, which resulted in an impairment charge of approximately $1.5 million in the third quarter of 2004. Such amount was charged to cost of sales in the accompanying consolidated statement of operations.

In the third and fourth quarters of 2004, the Company reviewed fixed assets at facilities impacted by the integration of Spectra-Physics and identified duplicate and unnecessary assets. As a result, the Company recorded an impairment charge of approximately $2.3 million. Substantially all of these assets were sold or abandoned in 2004, with the remaining amount held for sale and subsequently sold in the first quarter of 2005. The remaining amount of these assets held for sale at January 1, 2005 was not significant. The Company determined the fair value of these assets using quoted used equipment market prices. The impairment charge was included in Restructuring, Impairment and Other Charges in the accompanying consolidated statement of operations.

The classification of these asset impairment charges in the accompanying consolidated statement of operations is as follows:

(In thousands)	Cost of Sales	Restructuring, Impairment and Other Charges	Total
Year ended January 1, 2005
Goodwill impairment	$—	$56,624	$56,624
Intangible asset impairment	3,280	853	4,133
Fixed asset impairment	—	2,327	2,327

	$3,280	$59,804	$63,084

All such amounts have been excluded from the Company’s business segments, due to the nature of such charges.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Board of Directors of the Company approved a restructuring and cost reduction plan designed to bring its operating costs in line with its business outlook at that time. As a result of the 2002 restructuring plan, the Company recorded restructuring charges of $3.1 million for employee severance and related termination costs, $9.1 million related to facility consolidations and $0.2 million related to other activities. In addition, the Company recorded charges of $1.5 million related to closure and consolidation of facilities, and $1.0 million related to consignment and demonstration inventory that was deemed to be obsolete or slow moving, both of which were included in selling, general and administrative expense for 2002 in the accompanying consolidated statement of operations. The Company also established additional reserves for excess and obsolete inventory of $28.7 million, which were included in cost of sales for 2002 in the accompanying consolidated statement of operations. Also in 2002, actions related to the Company’s 2001 restructuring plan were completed, resulting in an excess restructuring reserve of $0.5 million. This amount was used to reduce the 2002 restructuring and asset impairment charges and the related accrued restructuring costs.

In 2004 and 2003, the Company increased the estimate of the required reserve for facility consolidations by $0.6 million and $0.7 million, respectively, to reflect settlements of its remaining lease obligations for certain leases as well as revised estimates of future sublease income.

The restructuring and impairment charges, inventory reserves and other charges related to the 2002 restructuring plan were classified in the accompanying consolidated statements of operations for the years ended January 1, 2005, December 31, 2003 and December 31, 2002 as follows:

(In thousands)	Cost of Sales	Restructuring, Impairment and Other Charges	Selling, General and Administrative Expenses	Total
Year ended December 31, 2002
Inventory reserves	$28,686	$—	$—	$28,686
Facility consolidation and severance	—	12,433	—	12,433
Other charges	—	—	2,533	2,533
Reversal of excess 2001 reserves	—	(550)	—	(550)

Total for year ended December 31, 2002	$28,686	$11,883	$2,533	$43,102

Year ended December 31, 2003
Adjustment to facility consolidation estimate	$—	$651	$—	$651

Total for year ended December 31, 2003	$—	$651	$—	$651

Year ended January 1, 2005
Adjustment to facility consolidation estimate	$—	$589	$—	$589

Total for year ended January 1, 2005	$—	$589	$—	$589

The 2002 restructuring and impairment charges, inventory reserves and other charges relate to the following business segments:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Advanced Packaging and Automation Systems	$—	$—	$17,995
Photonics and Precision Technologies	—	—	13,224
Non-segment related	589	651	11,883

	$589	$651	$43,102

Severance

Severance costs of $1.0 million for cost reduction actions taken in 2004 as part of the integration of Spectra-Physics were included in restructuring, impairment and other charges in the accompanying consolidated statement of operations in 2004. In addition, severance costs of $1.0 million for cost reduction actions taken in 2003 for employees that were not included in the original 2002 restructuring charge were included in restructuring, impairment and other charges in 2003. All such amounts have been excluded from the Company’s business segments, due to the nature of such charges.

NOTE 5 ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company began to formulate a restructuring plan in the third quarter of 2004 to consolidate certain locations and such preliminary plan was approved by the Company’s Board of Directors. The Company is still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. Changes in these costs will result in adjustments to goodwill. The Company expects to finalize such plan by the end of the second quarter of 2005.

This plan currently includes $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million related to facility consolidations. The employee severance and relocation actions will involve approximately 100 to 125 employees across all functions and are expected to be completed by the end of 2005.

The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics that involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$2,171	$3,186	$5,357
Cash payments	(484)	—	(484)

Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873

The facility consolidation costs will be paid over the associated lease terms, which expire at various dates between 2007 and 2011. At January 1, 2005, $2.1 million of these accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs and $2.8 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

2002 Restructuring Plan

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Employee Severance	Facility Consolidation	Other	Total
Accrued restructuring at December 31, 2001	$1,900	$3,397	$—	$5,297
Restructuring and asset impairment charges	3,079	9,151	203	12,433
Cash payments	(3,221)	(1,790)	(127)	(5,138)
Non-cash write-offs	—	(5,872)	(196)	(6,068)
Reversal of excess 2001 reserves	—	(550)	—	(550)
Reclassifications	—	(120)	120	—

Accrued restructuring at December 31, 2002	1,758	4,216	—	5,974
Restructuring and asset impairment charges	—	651	—	651
Cash payments	(2,343)	(2,595)	—	(4,938)
Reclassifications	585	(585)	—	—

Accrued restructuring at December 31, 2003	—	1,687	—	1,687
Restructuring and asset impairment charges	—	589	—	589
Cash payments	—	(1,443)	—	(1,443)

Accrued restructuring at January 1, 2005	$—	$833	$—	$833

As of January 1, 2005, $0.8 million of facility-related accruals remained under the Company’s 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At January 1, 2005 and December 31, 2003, $0.6 million and $1.1 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million and $0.6 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets. Under the 2002 restructuring plan, a total of 331 employees were terminated, all of whom had been terminated by December 31, 2003.

NOTE 6 DEBT AND LINES OF CREDIT

Long-term debt

The purchase price for the Company’s acquisition of Spectra-Physics included a $50.0 million unsecured promissory note bearing interest at 5% per annum. Interest on this note is payable quarterly, with the principal due in full on July 16, 2009. The Company recorded the note at $46.4 million, reflecting a discount of approximately $3.6 million, in order to reflect a market rate of interest of 6.75% for similar debt with similar characteristics. This discount is being amortized on a straight line basis until maturity.

Lines of Credit

At January 1, 2005, the Company had in place a $5.0 million revolving line of credit expiring December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.39% at January 1, 2005) plus 1.5%, at the Company’s option, and an unused line fee of 0.25% per year. At January 1, 2005, there were no balances outstanding under the line of credit, with $2.3 million available under the line, after considering outstanding letters of credit totaling approximately $2.7 million.

At January 1, 2005, the Company had in place two revolving lines of credit totaling 1.5 billion yen ($14.4 million at January 1, 2005) at two Japanese banks expiring as follows: $10.6 million on November 30, 2005 and $3.8 million on March 31, 2005. The lines are not secured and bear interest at the prevailing bank rate. At January 1, 2005, the Company had $12.9 million outstanding under these lines of credit, with $1.5 million available for borrowing. In addition, the Company had in place four lines of credit totaling 800 million yen ($7.7 million at January 1, 2005) to be used to sell notes receivable with recourse at four Japanese banks. These lines have no expiration date and bear interest at the bank’s prevailing rate. At January 1, 2005, the Company had $4.3 million outstanding under these lines, with $3.4 million available for the sale of notes receivable. The weighted average interest rate on all borrowings on these lines under these lines was 1.6%. Amounts outstanding under these lines of credit were included in short term obligations in the accompanying consolidated balance sheets. There were no amounts outstanding under these lines of credit at December 31, 2003.

NOTE 7 NET LOSS PER SHARE

The following table sets forth the numerator and denominator used in the computation of net loss per share:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Numerator for basic and diluted net loss per share:
Loss from continuing operations	$(80,868)	$(10,555)	$(70,909)
Loss from discontinued operations	(568)	(2,605)	(15,209)
Cumulative effect of a change in accounting principle	—	—	(14,500)

Net loss	$(81,436)	$(13,160)	$(100,618)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	40,961	38,750	38,036
Weighted unvested restricted stock outstanding	(123)	(65)	(66)

Denominator for basic and diluted net loss per share:	40,838	38,685	37,970

Common stock equivalents of 1,733, 1,254 and 1,487 have been excluded from the denominator for purposes of calculating diluted loss per share for the years ended January 1, 2005, December 31, 2003 and December 31, 2002, respectively, as their inclusion would be antidilutive due to the net losses incurred.

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable operating leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rent based on increases in the Consumer Price Index.

Future minimum rental commitments under terms of these leases at January 1, 2005 were as follows:

(In thousands)	Capital Leases	Operating Leases	Total Obligations
Payments Due By Period:
2005	$259	$9,755	$10,014
2006	177	8,045	8,222
2007	177	6,219	6,396
2008	177	4,480	4,657
2009	177	2,949	3,126
Thereafter	1,592	7,793	9,385

Total minimum lease payments	2,559	$39,241	$41,800

Less amount representing interest	(822)

Present value of net minimum capital lease payments	$1,737

The Company has subleased several of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at January 1, 2005 were as follows:

(In thousands)	Operating Leases
Payments Due By Period:
2005	$683
2006	510
2007	302
2008	4

Total minimum sublease payments	$1,499

Rental expense from continuing operations under all leases totaled $10.2 million, $4.3 million and $6.4 million for 2004, 2003 and 2002, respectively.

Sale/Leaseback

In 2003, the Company completed a sale/leaseback facility refinancing for one of the Company’s facilities, receiving proceeds of $2.0 million. The transaction is accounted for as a capital lease with a term of 15 years. The Company realized a gain of $0.3 million on the transaction, which was deferred and is being recognized over the life of the lease.

Environmental Reserves

Spectra-Physics’ Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near its Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 20 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater contamination, pursuant to which Spectra-Physics is responsible for 30% of the remediation costs.

As of January 1, 2005, the estimated costs to complete the remediation were approximately $1.4 million, and the Company has established reserves equal to the present value of the estimated cost of the remediation. In connection with Newport’s purchase of Spectra-Physics, Thermo Electron Corporation (Spectra-Physics’ former parent) agreed, subject to certain conditions, to indemnify the Company for costs relating to clean-up requirements or third party claims relating to this site that arise prior to July 16, 2014, to the extent such costs are in excess of these reserves.

Below is a summary of the Company’s environmental reserves, which were included in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets:

(In thousands)	January 1, 2005
Estimated undiscounted environmental liability	$1,375
Less discount (at 7% per annum)	(481)

Net liability	$894

Estimated payments for future fiscal years were as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2005	$192
2006	113
2007	113
2008	115
2009	115
Thereafter	727

$1,375

The Company expects payments to extend through approximately 2014.

Other Contingencies

The Company is currently involved in an arbitration proceeding initiated in November 2003 relating to claims arising out of the Company’s acquisition of MRSI. As part of this arbitration, the Company has made certain claims against the former MRSI shareholders, including misrepresentation and breach of warranty. In addition, the representative of the former MRSI shareholders has made certain claims against the Company, including misrepresentation and breach of warranty, seeking damages of up to $9.0 million. The Company believes that such claims are without merit, and intends to defend its position vigorously. The parties are currently discussing a negotiated settlement of these disputes.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except as stated above, the Company currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on its consolidated results of operations, financial position or cash flows.

NOTE 9 INCOME TAXES

United States and foreign taxable earnings (losses) from continuing operations before income taxes were as follows:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
United States	$(84,015)	$(10,070)	$(56,732)
Foreign	1,819	(1,297)	(166)

	$(82,196)	$(11,367)	$(56,898)

The income tax provision (benefit) based on loss from continuing operations consists of the following:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Current:
Federal	$(3,214)	$(709)	$(3,491)
State	95	140	429
Foreign	1,137	(243)	70

	(1,982)	(812)	(2,992)
Deferred:
Federal	—	—	17,299
State	—	—	—
Foreign	654	—	(296)

	654	—	17,003

	$(1,328)	$(812)	$14,011

During 2004, the Internal Revenue Service and the California Franchise Tax Board completed their examinations of the 2002 consolidated net operating loss carryback claim of MRSI to years ended in September 1995 through 2001 and the short-period year ended February 2002. During 2004, the California Franchise Tax Board completed its examination related to 1996. Based primarily on the favorable conclusions of these examinations, the Company recorded a reduction in its tax contingency reserve of approximately $3.0 million.

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

The income tax provision (benefit) that is based on loss from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Income tax benefit at statutory rate	$(28,769)	$(3,978)	$(19,914)
Increase (decrease) in taxes resulting from:
Goodwill impairment	20,747	—	—
State tax (net of federal benefit)	62	—	—
Foreign rate variance	1,154	(36)	(168)
Income tax credits	(260)	(541)	(3,152)
Increase in valuation allowance	8,519	4,562	38,048
Tax exempt income	—	(247)	(1,118)
Favorable settlement of tax contingency	(2,955)	(505)	—
Other, net	174	(67)	315

	$(1,328)	$(812)	$14,011

No income tax provision (benefit) has been allocated to discontinued operations.

Deferred tax assets and liabilities determined in accordance with SFAS No. 109, Accounting for Income Taxes, reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Tax laws measure such amounts and the expected future tax consequences of net operating loss carryforwards.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheets, were as follows:

(In thousands)	January 1, 2005	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$56,239	$52,233
Accruals and other items not currently deductible for tax purposes	18,664	14,387
Tax credit carryforwards	15,485	14,976
Capital loss carryforwards	2,687	3,228
Valuation allowance	(64,227)	(63,349)

Total deferred tax assets	28,848	21,475
Deferred tax liabilities:
Purchased intangible assets	22,788	1,544
Accruals not currently taxable	4,418	1,778
Accelerated depreciation methods used for tax purposes	1,640	1,642
Other basis differences	654	—
State taxes	2	1,611

Total deferred tax liabilities	29,502	6,575

Net deferred tax assets (liabilities)	$(654)	$14,900

Acquired deferred tax assets and liabilities, and liabilities for prior tax returns at the date of purchase are based on management’s best estimate of the ultimate settlement that will be accepted by the tax authorities. Management continually evaluates these matters. At the date of a material change in management’s best estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liability previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

In connection with the acquisition of Spectra-Physics, the Company acquired $25.4 million in domestic deferred tax liabilities and $9.4 million in domestic deferred tax assets. The acquired net deferred tax liability of $16.0 million reduced the Company’s previously recorded net deferred tax asset accordingly. The remainder of these deferred taxes were recorded as a reduction to goodwill.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of January 1, 2005, due to uncertainties surrounding the realization of the cumulative federal, state, and foreign net operating losses sustained during 2004, 2003 and 2002, the Company has a valuation allowance against a portion of the gross deferred tax assets.

The Company has a valuation allowance of $64.2 million against its deferred tax assets as of January 1, 2005. When recognized, $8.3 million of the tax benefits relating to any reversal of the valuation allowance will be accounted for as an increase in stockholders’ equity for certain tax deductions from employee stock options, $0.2 million will reduce goodwill and the remaining amount will be accounted for as a reduction of income tax expense.

At January 1, 2005, the Company has federal, state, and foreign net operating loss carryforwards totaling approximately $147.0 million, $64.0 million, and $5.0 million, respectively. Federal net operating loss carryforwards begin to expire in 2020; state net operating loss carryforwards begin to expire in 2010. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely, although some will begin to expire in 2010.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The Company has federal and state income tax credit carryforwards of $7.8 million and $7.7 million, respectively, which expire in years 2005 through 2023. The Company has federal capital loss carryforwards of approximately $6.7 million which expire in 2007.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no U.S. federal or state liability has been recorded amounted to approximately $6.1 million and $4.3 million at January 1, 2005 and December 31, 2003, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers, Subject to certain limitations, the incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The U.S. Treasury Department is expected to issue guidance with regards to these provisions. Until this guidance is issued, we will not be able to evaluate whether to take advantage of this opportunity and the potential impact on our income tax provision, if any.

NOTE 10 STOCK PLANS

In 2001, the Company’s Board of Directors and stockholders approved the 2001 Stock Incentive Plan (2001 Plan). The purposes of the 2001 Plan are to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the success of the Company’s business largely depends, by providing them with an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company. Options have been granted to directors, officers and employees at exercise prices not less than the fair market value on the dates of grants for terms of not more than ten years. Accordingly, no charges have been made to income in accounting for these options. The tax benefits, if any, resulting from the exercise of options are credited to capital in excess of par value. The fair market value of restricted stock at date of grant is amortized to expense over the vesting period, which is generally two to five years.

The 2001 Plan authorizes the Company to grant options and/or rights to purchase up to 6,000,000 shares of Common Stock, including such number of shares as was formerly available for grant under the Company’s 1992 Stock Option Plan and 1999 Stock Incentive Plan (Prior Plans), subject to adjustment in the number and kind of shares subject to the 2001 Plan and to outstanding shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Upon the adoption of the 2001 Plan by the Company’s stockholders, the Prior Plans were terminated for purposes of future grants.

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

The following table summarizes stock option and restricted stock activity for the years ended January 1, 2005, December 31, 2003 and December 31, 2002.

	Available for Option Grant or Award	Outstanding			Weighted Average Exercise Price of Option
		Options	Restricted Stock	Total
Balance at December 31, 2001	4,615,225	5,524,517	32,875	5,557,392	$23.44
Authorized	1,087,541	—	—	—	—
Granted	(1,386,491)	1,386,491	—	1,386,491	6.75
Exercised/released	—	(642,392)	(22,375)	(664,767)	5.08
Forfeited under prior plans	—	(582,573)	—	(582,573)	50.89
Forfeited	352,118	(352,118)	—	(352,118)	13.59

Balance at December 31, 2002	4,668,393	5,333,925	10,500	5,344,425	18.97
Granted	(1,164,100)	1,164,100	—	1,164,100	11.38
Exercised/released	—	(593,278)	(8,500)	(601,778)	5.95
Forfeited under prior plans	—	(246,858)	—	(246,858)	62.60
Forfeited	294,183	(294,183)	—	(294,183)	14.76

Balance at December 31, 2003	3,798,476	5,363,706	2,000	5,365,706	16.98
Granted	(1,147,387)	990,091	157,296	1,147,387	14.95
Exercised/released	—	(441,819)	(1,000)	(442,819)	4.94
Forfeited under prior plans	—	(70,214)	—	(70,214)	84.25
Forfeited	159,802	(133,428)	(26,374)	(159,802)	13.89

Balance at January 1, 2005	2,810,891	5,708,336	131,922	5,840,258	$16.80

Options Exercisable at:
January 1, 2005				3,745,489	$18.26
December 31, 2003				3,279,147	$15.17
December 31, 2002				3,293,405	$12.49

The weighted average grant-date fair value of restricted stock granted in 2004 was $13.03 per share. There were no grants of restricted stock in 2003 and 2002.

The weighted average per share fair value of options granted in 2004, 2003 and 2002 was $9.45, $7.23 and $19.88, respectively. The following table summarizes information concerning options outstanding and exercisable at January 1, 2005:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$ 1.24 – $ 2.71	286,417	$1.58	4.1	286,417	$1.58
2.92 – 6.52	1,213,542	4.24	3.0	1,213,542	4.24
7.47 – 16.71	2,973,062	12.70	7.2	1,585,955	13.20
16.91 – 37.76	726,200	20.13	8.2	154,585	26.44
39.00 – 87.63	463,365	68.31	5.9	459,240	68.56
100.00 – 163.63	45,750	137.80	5.4	45,750	137.80

$ 1.24 – $163.63	5,708,336	$16.80	6.2	3,745,489	$18.26

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is 85% of the lower of the fair market value of the stock on the first or last day of each quarter. The Purchase Plan, originally established on January 1, 1995, was amended and restated effective April 1, 2003, extending the term of the Plan for a period of ten (10) years expiring March 31, 2013, and increasing the number of shares of common stock authorized for issuance thereunder by an additional 2,000,000 shares. The amended and restated Purchase Plan was approved by the Company’s Board of Directors in March 2003 and was approved by the stockholders in May 2003. An aggregate of 3,950,000 shares of common stock were authorized for issuance under the Purchase Plan. There were 197,316, 163,151 and 206,200 shares issued under the Purchase Plan during 2004, 2003 and 2002, respectively.

At January 1, 2005, the Company had reserved 8,519,227 shares of common stock for future issuance under its stock incentive plans and assumed stock options and had reserved 1,872,230 shares under the Purchase Plan.

NOTE 11 STOCKHOLDER EQUITY TRANSACTIONS

In April 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. During 2003, the Company repurchased 285,829 shares at a cost of $4.5 million. The Company did not repurchase any shares under this plan in 2004.

NOTE 12 FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Investments

Included in investments and other assets in the accompanying balance sheets are other long-term minority interest investments in companies that are carried at cost. The estimated fair value of the investments is calculated based upon the indicated fair value using the most recent valuation or financing transaction completed by those entities.

Short-Term Obligations

The carrying amount of short-term obligations approximates fair value due to their short maturity and variable rates of interest which approximate current market rates.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

The estimated fair values of the Company’s financial instruments were as follows:

	January 1, 2005		December 31, 2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$41,443	$41,443	$11,795	$11,795
Marketable securities	66,739	66,739	255,507	255,507
Investments	4,432	5,455	3,912	3,912
Short-term obligations	17,186	17,186	—	—
Long-term debt	46,716	46,716	—	—

NOTE 13 DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $2.8 million, $2.0 million and $2.7 million for 2004, 2003 and 2002, respectively. 2004 expense includes the matching contributions for employees of Spectra-Physics from the date of acquisition of July 16, 2004.

NOTE 14 DEFINED BENEFIT PENSION PLANS

Several of the Company’s non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

The information below includes pension plan information related to Spectra-Physics from the date of acquisition on July 16, 2004. The measurement date for the amounts shown below is as of January 1, 2005. Pension plan information related to the Company’s subsidiaries for 2003 and 2002 is not included as such information was not material. Net periodic benefit costs for the plans in aggregate included the following components:

(In thousands)	Year Ended January 1, 2005
Service cost	$258
Interest cost on projected benefit obligation	306
Expected return on plan assets	(97)
Recognized net actuarial (gain) loss	18
Amortization of unrecognized gain	30

$515

The activity under and the balance sheet impact of the Company’s defined benefit plans is as follows:

(In thousands)	January 1, 2005
Change in benefit obligation:
Benefit obligation, acquisition date	$15,932
Service cost	258
Interest cost	306
Contributions by plan participants	7
Actuarial (gains) losses	(48)
Benefits paid	(1,615)
Currency translation adjustment	495

Benefit obligation, end of year	15,335

Change in plan assets:
Fair value of plan assets, acquisition date	4,664
Company contributions	635
Contributions by plan participants	7
Actual return on plan assets	66
Benefits paid	(1,539)
Currency translation adjustment	133

Fair value of plan assets, end of year	3,966

Funded status	(11,369)
Unrecognized net actuarial gain	(41)

Net amount recognized	$(11,410)

Amounts recognized in the balance sheet:
Accrued pension liability	$(11,410)

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $15.3 million, $13.7 million and $4.0 million, respectively, at January 1, 2005.

Estimated benefit payments for the next 10 years were as follows:

(In thousands)	Estimated Benefit Payments
2005	$211
2006	336
2007	1,365
2008	318
2009	626
Thereafter	2,340

$5,196

The Company expects to contribute approximately $0.5 million to the plans during 2005.

The weighted average rates used to determine the net periodic benefit costs were as follows:

Year ended January 1, 2005
Discount rate	4.3%
Rate of increase in salary levels	3.1%
Expected long-term rate of return on assets	4.1%

The weighted average rates used to determine benefit obligations at the respective periods were as follows:

January 1, 2005
Discount rate	4.2%
Rate of increase in salary levels	3.0%
Expected long-term rate of return on assets	4.1%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance. In addition, the Company may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks.

Plan assets were held in the following categories as a percentage of total plan assets:

January 1, 2005
Cash	18%
Equity securities	—
Debt securities	—
Real estate	—
Pooled funds of insurance companies	82

100%

The Company’s pension assets listed above are invested in pooled funds of insurance companies. Currently, such pooled funds are invested in debt securities, equity securities, real estate and cash. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements. Such pooled funds may, from time to time, use derivatives, but only in a risk management capacity.

Other Pension-Related Assets

As of January 1, 2005, the Company had assets with an aggregate market value of approximately $5.6 million, which it has set aside in connection with its German pension plans. Such funds are being held and invested by the insurance company administering these plans, in accordance with German pension laws. Such funds at January 1, 2005 are invested in debt securities 89%, real estate 7% and equity securities 4%. Because these assets are not assets of the pension plan and could be accessed by the Company, they are not included in the funded status shown above. Such assets were included in investment and other assets in the accompanying combined balance sheet.

NOTE 15 BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures and markets its products within three distinct business segments, Lasers, Photonics and Precision Technologies (PPT) and Advanced Packaging and Automation Systems (APAS). The Lasers business segment was added in 2004 as a result of the acquisition of Spectra-Physics. The Company’s previously reported Industrial and Scientific Technologies Division has been combined with Spectra-Physics’ Photonics business to create the new PPT business segment. The 2004 business segment information includes the operations of Spectra-Physics from the date of acquisition on July 16, 2004.

Also in 2004, the Company reclassified certain fiber optic communications product lines from its APAS Division to its former Industrial and Scientific Technologies Division. All prior periods have been restated to reflect this change in business segment reporting.

The Lasers Division offers a broad array of laser technology products and services with diverse applications to OEM and end-user customers in the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. The division’s lasers and laser-based systems include diode-pumped solid-state lasers, ultrafast lasers, oscillators and amplifiers, high-energy pulsed lasers, tunable lasers, semiconductor lasers, high-power water-cooled ion lasers, air-cooled ion lasers, nitrogen lasers, and high-power helium neon lasers.

The PPT Division’s products and systems are used across a wide range of markets in applications that range from basic research and development activities to high-precision manufacturing. With the acquisition of Spectra-Physics, the Company added the Oriel line of photonics instruments and components, including light sources, monochromators and spectroscopy instrumentation, as well as thin-film optical filters, ruled and holographic diffraction gratings and crystals. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing and life and health sciences applications. The division also offers automated and manually operated equipment used to assemble and test fiber optic telecommunications and data communications devices, addressing applications from pre-test to assembly and packaging to final device testing. The PPT Division’s photonics and precision products address markets including microelectronics, scientific research, aerospace and defense/security, life and health sciences and communications.

The APAS Division offers a broad array of automation subsystem products for semiconductor front-end wafer processing applications, and also supplies complete turnkey systems for advanced back-end packaging applications. These high-performance products provide the Company’s customers with the speed, accuracy, repeatability and dependability required for high-throughput production environments.

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, interest expense, income taxes, and restructuring and other non-recurring charges.

Selected segment financial information for the Company’s reportable segments for the years ended January 1, 2005, December 31, 2003 and December 31, 2002 were as follows:

(In thousands)	Lasers	Photonics and Precision Technologies	Advanced Packaging and Automation Systems	Total
Year ended January 1, 2005
Sales to external customers	$84,331	$171,211	$30,239	$285,781
Depreciation and amortization	2,153	6,111	3,145	11,409
Segment income (loss)	6,664	24,924	(8,866)	22,722
Segment assets	258,410	199,867	22,331	480,608
Expenditures for long-lived assets	2,273	2,206	472	4,951

Year ended December 31, 2003
Sales to external customers	—	$112,515	$22,274	$134,789
Depreciation and amortization	—	4,880	3,138	8,018
Segment income (loss)	—	9,364	(15,397)	(6,033)
Segment assets	—	107,445	86,313	193,758
Expenditures for long-lived assets	—	3,016	354	3,370

Year ended December 31, 2002
Sales to external customers	—	$126,376	$37,618	$163,994
Depreciation and amortization	—	5,281	1,919	7,200
Segment income (loss), including $13.2 million and $18.0 million of inventory reserves and other costs described in Note 4, for PPT and APAS, respectively	—	167	(39,664)	(39,497)
Segment assets	—	97,621	87,780	185,401
Expenditures for long-lived assets	—	7,504	804	8,308

The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Segment income (loss)	$22,722	$(6,033)	$(39,497)
Impairment and integration-related charges to cost of sales	(22,328)	—	—
Unallocated operating expenses	(12,129)	(11,642)	(9,297)
Restructuring, impairment, integration and other charges (1)	(68,482)	(1,705)	(11,883)
Interest and other income (expense), net	(560)	8,013	10,269
Investment write-downs	(1,419)	—	(6,490)

Consolidated loss from continuing operations before income taxes	$(82,196)	$(11,367)	$(56,898)

(1)	2004 amounts include approximately $7.1 million in integration related costs that were not allocated to business segments due to their nature.

	As of or for the Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Depreciation and amortization for reportable segments	$11,409	$8,018	$7,200
Depreciation and amortization for discontinued operations	—	227	463
Depreciation and amortization for assets held at corporate	5,758	1,993	3,456

Total depreciation and amortization	$17,167	$10,238	$11,119

Assets of reportable segments	$480,608	$193,758	$185,401
Assets of discontinued operations	—	—	3,840
Assets held at corporate, primarily cash and cash equivalents and marketable securities	97,860	274,461	297,097

Total assets	$578,468	$468,219	$486,338

Expenditures for long-lived assets for reportable segments	$4,951	$3,370	$8,308
Expenditures for long-lived assets for discontinued operations	—	—	—
Expenditures for assets held at corporate	1,037	490	398

Total expenditures for long-lived assets	$5,988	$3,860	$8,706

Selected financial information for the Company’s operations by geographic area is as follows:

	Years Ended
(In thousands)	January 1, 2005	December 31, 2003	December 31, 2002
Geographic area net sales:
United States	$177,870	$92,298	$116,236
Europe	56,509	25,346	29,761
Pacific Rim	40,175	13,548	13,233
Other	11,227	3,597	4,764

	$285,781	$134,789	$163,994

Geographic area long-lived assets:
United States	$277,725	$86,112	$90,071
Europe	10,727	8,877	8,519
Other	467	316	333

	$288,919	$95,305	$98,923

NOTE 16 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended January 1, 2005 (1):
Net sales	$42,399	$47,500	$93,635	$102,247
Gross profit	14,248	16,797	23,836	30,233
Net income (loss) (3)	1,141	2,707	(18,531)	(66,753)
Basic and diluted net income (loss) per share (2) (3)	0.03	0.07	(0.44)	(1.56)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003:
Net sales	$33,304	$33,781	$31,479	$36,225
Gross profit	11,050	11,544	10,260	11,189
Net loss (3)	(5,869)	(2,352)	(2,925)	(2,014)
Basic and diluted net income (loss) per share (2) (3)	(0.15)	(0.06)	(0.08)	(0.05)

(1)	The Company’s results of operations for 2004 include the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004.
(2)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual loss per share.
(3)	Amounts include restructuring, impairment and other charges as discussed in Note 4 of the Notes to the Consolidated Financial Statements.

NEWPORT CORPORATION

Schedule II

Consolidated Valuation Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Write-Offs (2)	Other Charges Add/Deduct (3)	Balance at End of Period
Year Ended January 1, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$647	$364	$1,197	$(235)	$89	$2,062
Reserve for inventory obsolescence	20,067	9,907	16,017	(11,790)	—	34,201

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$753	$277	$—	$(430)	$47	$647
Reserve for inventory obsolescence	33,955	717	—	(15,290)	685	20,067

Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,336	$925	$—	$(1,548)	$40	$753
Reserve for inventory obsolescence	17,792	28,686	100	(13,021)	398	33,955

(1)	Amounts represent beginning balances acquired through purchase acquisitions.
(2)	Amounts are net of recoveries.
(3)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant filed November 19, 1987 (incorporated by reference to exhibit in the Registrant’s 1987 Proxy Statement).

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

3.4	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Stockholder Agreement dated July 16, 2004 by and between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.5	First Amendment to Lease dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Second Amendment to Lease dated November 5, 2003, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

Exhibit Number	Description of Exhibit
10.8*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.10*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.11*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12*	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13*	Form of Restricted Stock Agreement under Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.14*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.15*	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2003).

10.16*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.20*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.21	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description of Exhibit
10.22	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.23	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.24	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.26	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

10.27	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2004).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.