Form 10-Q
period 2005-04-02
NEWPORT CORP
filed 2005-05-11
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Yes  ☒    No  ☐

As of April 30, 2005, 43,146,347 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$96,991	$35,906
Cost of sales	56,440	23,065

Gross profit	40,551	12,841

Selling, general and administrative expense	25,111	9,768
Research and development expense	8,727	3,017

Operating income	6,713	56

Interest and other income (expense), net	(438)	1,499

Income from continuing operations before income taxes	6,275	1,555

Income tax provision (benefit)	1,086	(200)

Income from continuing operations before extraordinary item	5,189	1,755

Loss from discontinued operations, net of income taxes of $723 and $0, respectively	(3,591)	(614)
Extraordinary gain on settlement of litigation	2,891	—

Net income	$4,489	$1,141

Basic and diluted net income per share:
Income from continuing operations before extraordinary item	$0.12	$0.04
Loss from discontinued operations, net of income taxes	(0.08)	(0.01)
Extraordinary gain on settlement of litigation	0.06	—

Net income	$0.10	$0.03

Shares used in the computation of net income per share:
Basic	42,894	39,168
Diluted	44,384	41,413

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,879	$41,443
Marketable securities	62,515	66,739
Accounts receivable, net of allowance for doubtful accounts of $1,273 and $2,057, respectively	64,564	63,334
Notes receivable, net	4,328	6,891
Inventories	73,238	75,257
Prepaid expenses and other current assets	9,838	8,710
Assets of discontinued operations	16,439	18,400

Total current assets	269,801	280,774

Property and equipment, net	53,557	55,577
Goodwill	176,235	176,235
Intangible assets, net	53,291	54,420
Investments and other assets	11,256	11,462

	$564,140	$578,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$14,034	$17,186
Accounts payable	20,221	22,328
Accrued payroll and related expenses	16,401	20,739
Accrued expenses and other current liabilities	27,802	32,012
Accrued restructuring costs	2,333	2,672
Obligations under capital leases	100	161
Liabilities of discontinued operations	2,914	3,474

Total current liabilities	83,805	98,572
Long-term debt	46,897	46,716
Obligations under capital leases, less current portion	1,481	1,576
Accrued pension liabilities	11,242	11,410
Accrued restructuring costs and other liabilities	4,480	4,685

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 43,114,112 and 43,022,866 shares issued and outstanding, respectively	5,031	5,021
Capital in excess of par value	492,652	493,986
Deferred stock compensation	(1,080)	(1,379)
Accumulated other comprehensive income	5,732	8,470
Accumulated deficit	(86,100)	(90,589)

Total stockholders’ equity	416,235	415,509

	$564,140	$578,468

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,489	$1,141
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,481	2,299
Provision for doubtful accounts	(534)	27
Provision for losses on inventories	126	151
Gain on disposal of property and equipment	(216)	—
Extraordinary gain	(2,891)	—
Other non-cash items, net	181	(152)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(634)	(3,424)
Inventories	1,556	(252)
Prepaid expenses and other current assets	(1,210)	(40)
Other assets and liabilities	24	(159)
Accounts payable	(2,587)	660
Accrued payroll and related expenses	(4,160)	(437)
Accrued expenses and other current liabilities	(4,044)	(1,224)
Accrued restructuring costs	(380)	(623)

Net cash used in operating activities	(4,799)	(2,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,591)	(697)
Proceeds from the sale of property and equipment	310	11
Purchase of marketable securities	(101,075)	(109,920)
Proceeds from the sale of marketable securities	104,723	115,594
Purchase of equity investments	—	(410)

Net cash provided by investing activities	1,367	4,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(74)	(74)
Short-term borrowings	(295)	—
Proceeds from the issuance of common stock under employee plans	1,892	1,999

Net cash provided by financing activities	1,523	1,925

Impact of foreign exchange rate changes on cash balances	(655)	(55)

Net increase (decrease) in cash and cash equivalents	(2,564)	4,415
Cash and cash equivalents at beginning of period	41,443	11,795

Cash and cash equivalents at end of period	$38,879	$16,210

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$755	$41
Income taxes, net	$224	$(125)

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

NOTE 1	BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals and acquisition-related items) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. The results for the interim period are not necessarily indicative of results for the full year ending December 31, 2005. The January 1, 2005 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2	DERIVATIVE INSTRUMENTS

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

There were no foreign exchange contracts outstanding as of April 2, 2005 or January 1, 2005.

NOTE 3	ACCOUNTS AND NOTES RECEIVABLE

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on the Company’s historical collections experience. The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current credit-worthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, the Company revised its method of estimating its reserve based upon the Company’s historical collections experience. As a result of this revision, the allowance for doubtful accounts was reduced by approximately $0.7 million. This amount reduced selling, general and administrative expense for the first quarter of 2005 in the accompanying statement of operations.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks within Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At April 2, 2005 and January 1, 2005, total promissory notes receivable amounted to $4.3 million and $6.9 million, respectively. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

underlying note obligations are ultimately satisfied by payment of the note obligation by the customers to the banks. At April 2, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheet were $1.8 million and $4.3 million, respectively.

NOTE 4	REVENUE RECOGNITION

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

NOTE 5	STOCK-BASED COMPENSATION

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recognized for employee stock options with exercise prices greater than or equal to the Company’s stock price at the date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares, are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost related to the Company’s stock option and employee stock purchase plans determined based upon the fair value of awards under these plans as of the grant date, consistent with the methodology prescribed under SFAS No. 148 and SFAS No. 123, are presented below:

	Three Months Ended
(In thousands, except per share data)	April 2, 2005	April 3, 2004
Net income – reported	$4,489	$1,141
Employee compensation expense under fair value method	(1,787)	(3,669)

Net income (loss) – pro forma	$2,702	$(2,528)

Basic and diluted net income (loss) per share – reported	$0.10	$0.03
Basic and diluted net income (loss) per share – pro forma	$0.06	$(0.06)

Shares used in computation of net income (loss) per share:
Basic – reported and pro forma	42,894	39,168
Diluted– reported	44,384	41,413
Diluted – pro forma	44,384	39,168

Common stock equivalents of 2,245 have been excluded from the denominator for purposes of calculating pro forma diluted net loss per share for the three months ended April 3, 2004 as their inclusion would be antidilutive due to the pro forma net loss for the respective period.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

The fair value of each option granted in 2005 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 60.1%; risk-free interest rate of 3.9%; expected life of 5 years; and expected turnover rate of 12.9%.

NOTE 6	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the period in which the related employee services are rendered. The Company is currently assessing the impact that the adoption of SFAS No. 123R will have on its consolidated results of operations. Although the assessment is ongoing, management believes that the impact of the adoption of SFAS No. 123R will be material to the Company’s consolidated results of operations, but that it will have no impact on the Company’s overall financial position. If the Company had applied the provisions of SFAS No. 123R to the financial statements for the period ended April 2, 2005, the Company’s net income would have been reduced by approximately $1.8 million. However, due to the alternative option pricing models and assumptions, the lower numbers of options granted in recent years, and the lower valuations of such options compared with options granted previously, this figure may not be representative of the impact to future results of operations. In April 2005, the Securities and Exchange Commission issued Release No. 33-8568, which delayed the effective date to fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The retrospective method would be applied to all prior years in which SFAS No. 123 was effective. The Company is currently evaluating these transition methods.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective for fiscal years ending after December 15, 2003 and are reflected in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. After the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

NOTE 7	ACQUISITION

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. Accordingly, the Company’s results of operations for the first quarter of 2004 do not include the results of operations of Spectra-Physics.

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

The aggregate purchase price was approximately $275.3 million, which consisted of approximately $174.9 million in cash, $48.1 million in common stock of the Company, $46.4 million in debt and $5.9 million in other costs, which primarily consisted of professional fees related to the acquisition.

The number of shares of the Company’s common stock issued was determined by dividing $50.0 million by the average closing price of the Company’s common stock for the 20 trading days ending two days before the acquisition date of July 16, 2004, which was $15.53 per share. The fair value of the Company’s common stock issued was determined using an average price of $14.93, which was the average closing price of the Company’s common stock two days before and after the measurement date of July 14, 2004.

The debt, which has a principal amount of $50.0 million and bears interest at 5% per annum, was valued at approximately $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics.

In connection with the acquisition of Spectra-Physics, the Company formulated a restructuring plan to consolidate certain locations and this preliminary plan was approved by the Company’s Board of Directors. The Company is still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. Changes in these costs with respect to Spectra-Physics locations will result in adjustments to goodwill. The Company expects to finalize such plan by the end of the second quarter of 2005.

Supplemental Pro Forma Information

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of 2004. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented. The pro forma condensed combined statement of operations for the three months ended April 3, 2004 includes the historical results of the Company, plus the historical results of Spectra-Physics for the three months ended April 3, 2004:

(In thousands)	Three Months Ended April 3, 2004
Pro forma net sales	$94,894
Pro forma income from continuing operations before extraordinary item	2,977
Pro forma net income	2,363
Pro forma basic net income per share	0.06
Pro forma diluted net income per share	$0.05

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

NOTE 8	DISCONTINUED OPERATIONS

In the first quarter of 2005, the Company’s Board of Directors approved a plan to sell the Company’s robotic systems operations, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules. Following the acquisition of Spectra-Physics, the Company conducted a strategic review of all of its businesses and concluded that these operations were no longer core to the Company’s strategy. The Company has hired an investment banking firm to assist it in selling the assets of the operations and expects to complete the divestiture by the end of 2005. The robotic systems operations were included in the Company’s former Advanced Packaging and Automation Systems (APAS) Division. These operations have been accounted for as discontinued operations for all periods presented.

The net sales and loss before income taxes from the discontinued operations consisted of the following:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Net sales	$3,960	$6,493
Loss before income taxes	(3,591)	(614)

NOTE 9	INCOME TAXES

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), that the ultimate realization of the net deferred tax assets is more likely than not.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of April 2, 2005, due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

NOTE 10	INVENTORIES

Inventories are stated at the lower of cost (determined on either a first in, first-out [FIFO] or average cost basis) or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Amounts required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of sales.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

Inventories consisted of the following:

(In thousands)	April 2, 2005	January 1, 2005
Raw materials and purchased parts	$33,929	$37,628
Work in process	18,892	19,481
Finished goods	20,417	18,148

	$73,238	$75,257

NOTE 11	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	April 2, 2005	January 1, 2005
Deferred revenue	$9,922	$9,820
Accrued warranty obligations	4,368	4,890
Other	13,512	17,302

	$27,802	$32,012

NOTE 12	ACCRUED WARRANTY OBLIGATIONS

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties are limited by amount of usage of the product. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision (based on historical experience) for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Balance at beginning of year	$4,890	$806
Additions charged to cost of sales	554	375
Warranty claims	(1,076)	(608)

Balance at end of period	$4,368	$573

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 13	ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company formulated a restructuring plan to consolidate certain locations and such preliminary plan was approved by the Company’s Board of Directors. The Company is still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. This plan currently includes $2.2 million for employee relocation and employee severance and

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

related termination costs and $3.2 million related to facility consolidations. Changes in these costs with respect to Spectra-Physics locations will result in adjustments to goodwill. The Company expects to finalize such plan by the end of the second quarter of 2005.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873
Cash payments	(290)	—	(290)

Accrued restructuring at April 2, 2005	$1,397	$3,186	$4,583

The facility consolidation costs will be paid over the associated lease terms, which expire at various dates between 2007 and 2011. At April 2, 2005 and January 1, 2005, $1.8 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities in accrued restructuring costs; and $2.8 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets for both periods.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at January 1, 2005	$833
Cash payments	(90)

Accrued restructuring at April 2, 2005	$743

As of April 2, 2005, $0.7 million of facility-related costs remained accrued for under the Company’s 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At April 2, 2005 and January 1, 2005, $0.5 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets for both periods.

NOTE 14	SHORT-TERM OBLIGATIONS

At April 2, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.88% at April 2, 2005) plus 1.5%, at the Company’s option, and an unused line fee of 0.25% per year. At April 2, 2005,

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

there were no balances outstanding under the line of credit, with $1.8 million available under the line, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks total 1.5 billion yen ($14.0 million at April 2, 2005) and expire as follows: $10.3 million on November 30, 2005 and $3.7 million on March 18, 2006. The lines are not secured and bear interest at the prevailing bank rate. At April 2, 2005, the Company had $12.3 million outstanding and $1.7 million available for borrowing under these lines of credit.

The four other lines of credit with Japanese banks, which are used to sell notes receivable with recourse, total 800 million yen ($7.5 million at April 2, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At April 2, 2005, the Company had $1.8 million outstanding and $5.7 million available for the sale of notes receivable under these lines of credit. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of April 2, 2005 was 1.7%.

NOTE 15	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, consisted of the following:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Interest and dividend income	$650	$1,294
Interest expense	(929)	(41)
Bank and portfolio asset management fees	(126)	(132)
Foreign exchange losses, net	(69)	(42)
Gains (losses) on sales of marketable securities, net	(20)	312
Other income, net	56	108

	$(438)	$1,499

NOTE 16	ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following:

(In thousands)	April 2, 2005	January 1, 2005
Cumulative foreign currency translation gains	$6,153	$8,672
Unrealized losses on marketable securities	(421)	(202)

	$5,732	$8,470

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Net income	$4,489	$1,141
Foreign currency translation loss	(2,519)	(444)
Unrealized holding period gains (losses) arising during period	(239)	711
Less: reclassification adjustments for (gain) loss included in net income	20	(312)

	$1,751	$1,096

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

NOTE 17	EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

In March 2005, the Company settled a dispute arising out of its acquisition of Micro Robotics Systems, Inc. (MRSI). As a result of this settlement, the Company recorded an extraordinary gain of $2.9 million in the first quarter of 2005. Pursuant to the terms of the settlement agreement, 114,691 shares of the Company’s common stock, which were being held in escrow, were returned to the Company and cancelled. Such shares had been issued to the former MRSI stockholders at the time of the acquisition of MRSI, or had been issued upon the exercise of options to purchase the Company’s common stock which had been granted at the time of the acquisition in connection with the assumption and conversion of options to purchase MRSI common stock. In addition, outstanding options to purchase 21,606 shares of the Company’s common stock were cancelled and the exercise prices of all remaining outstanding and unexercised options which had been granted in connection with the MRSI acquisition were increased to reflect an adjustment to the total consideration paid for the acquisition.

NOTE 18	NET INCOME PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income per share:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Numerator for basic and diluted net income per share:
Income from continuing operations before extraordinary item	$5,189	$1,755
Loss from discontinued operations, net of income taxes	(3,591)	(614)
Extraordinary gain on settlement of litigation	2,891	—

Net income	$4,489	$1,141

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	43,086	39,232
Weighted unvested restricted stock outstanding	(192)	(64)

Denominator for basic net income per share:	42,894	39,168

Effect of dilutive securities:
Employee stock options	1,298	2,181
Restricted stock	192	64

Denominator for diluted net income per share:	44,384	41,413

NOTE 19	DEFINED BENEFIT PENSION PLANS

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

Spectra-Physics was acquired by the Company on July 16, 2004. Accordingly, no pension plan information for Spectra-Physics’ subsidiaries is presented for the first quarter of 2004. Pension plan information related to the Company’s other subsidiaries for the first quarter of 2004 has not been presented as the amounts were not material.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2005

Net periodic benefit costs for the plans in aggregate included the following components:

(In thousands)	Three Months Ended April 2, 2005
Service cost	$152
Interest cost on benefit obligation	155
Expected return on plan assets	(36)

$271

NOTE 20	SEGMENT REPORTING

In 2005, in connection with the decision to divest its robotic systems operations, the Company realigned its business segments to eliminate the previously reported Advanced Packaging and Automation Systems Division. Portions of this division were reclassified into the Photonics and Precision Technologies Division and into Unallocated operating expenses. The results from all prior periods reflect this change in business segment reporting.

(In thousands)	Lasers	Photonics and Precision Technologies	Total
Three months ended April 2, 2005:
Sales to external customers	$45,999	$50,992	$96,991
Segment income	4,409	8,193	12,602

Three months ended April 3, 2004:
Sales to external customers	$—	$35,906	$35,906
Segment income	—	2,911	2,911

The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004
Segment income	$12,602	$2,911
Unallocated operating expenses	(5,548)	(2,826)
Restructuring, impairment, integration and other charges	(341)	(29)
Interest and other income (expense), net	(438)	1,499

Income from continuing operations before income taxes	$6,275	$1,555

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 27 through 36 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended January 1, 2005. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three-month periods ended April 2, 2005 and April 3, 2004. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2005.

Acquisition

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronic manufacturing and analytical instrumentation for life and health sciences. The transaction was accounted for using the purchase method. Our results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. Accordingly, our results of operations for the first quarter of 2004 do not include the results of operations of Spectra-Physics. As a result, comparisons of financial results with corresponding amounts in prior periods may not be meaningful. See further discussion in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Discontinued Operations

In the first quarter of 2005, our Board of Directors approved a plan to sell our robotic systems operations, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules. Following the acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that these operations were no longer core to our strategy. We have hired an investment banking firm to assist us in selling the assets of the operations and expect to complete the divestiture by the end of 2005. The robotic systems operations were included in our former Advanced Packaging and Automation

Systems (APAS) Division. These operations have been accounted for as discontinued operations for all periods presented. Unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes these operations and relates only to continuing operations.

Extraordinary Gain

In March 2005, we settled a dispute arising out of our acquisition of Micro Robotics Systems, Inc. (MRSI). As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005. Pursuant to the terms of the settlement agreement, 114,691 shares of our common stock, which were being held in escrow, were returned to us and cancelled. Such shares had been issued to the former MRSI stockholders at the time of the acquisition of MRSI, or had been issued upon the exercise of options to purchase our common stock which had been granted at the time of the acquisition in connection with the assumption and conversion of options to purchase MRSI common stock. In addition, outstanding options to purchase 21,606 shares of our common stock were cancelled and the exercise prices of all remaining outstanding and unexercised options which had been granted in connection with the MRSI acquisition were increased to reflect an adjustment to the total consideration paid for the acquisition.

End Markets

In connection with our acquisition of Spectra-Physics in the third quarter of 2004, we realigned our end markets into four customer markets: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment customers); life and health sciences; and all other end markets (which includes general industrial and fiber optic communications customers). Our discussion of our results of operations includes comparisons within these end markets and our results for the quarter ended April 3, 2004 have been reclassified to conform to this realignment.

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

Accounts and Notes Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current credit-worthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, we revised our method of estimating our reserve based upon our historical collections experience. As a result, our allowance for doubtful accounts was reduced by approximately $0.7 million. This amount reduced selling, general and administrative expense for the first quarter of 2005 in the accompanying statement of operations.

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks within Japan with which we do business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At April 2, 2005 and January 1, 2005, total promissory notes receivable amounted to $4.3 million and $6.9 million, respectively. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment of the note obligation by the customers to the banks. At April 2, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations were $1.8 million and $4.3 million, respectively.

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

Inventories

We state our inventories at the lower of cost (determined on either a first in, first-out [FIFO] or average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer

(OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties are limited by amount of usage of the product. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision (based on historical experience) for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

Income Taxes

We provide for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the recorded amounts of the assets and liabilities for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent we cannot determine, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, that the ultimate realization of the net deferred tax assets is more likely than not.

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2004 and recorded a valuation allowance against deferred tax assets for the first quarter of 2005. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

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

We are routinely under audit by federal, state or foreign tax authorities. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue charges for probable exposures. During 2004, we concluded a number of tax examinations with favorable results. Therefore, during the annual evaluation of tax positions for 2004, we decreased the amount previously accrued for probable exposures. At April 2, 2005, we believe that we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, we formulated a restructuring plan in the third quarter of 2004 to consolidate certain locations and this preliminary plan was approved by our Board of Directors. We are still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. This plan currently includes $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million related to facility consolidations. Changes in these costs with respect to Spectra-Physics locations will result in adjustments to goodwill. We expect to finalize such plan by the end of the second quarter of 2005.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873
Cash payments	(290)	—	(290)

Accrued restructuring at April 2, 2005	$1,397	$3,186	$4,583

The facility consolidation costs will be paid over the associated lease terms, which expire at various dates between 2007 and 2011. At April 2, 2005 and January 1, 2005, $1.8 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are reflected in current liabilities in accrued restructuring costs; and $2.8 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets for both periods.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at January 1, 2005	$833
Cash payments	(90)

Accrued restructuring at April 2, 2005	$743

As of April 2, 2005, $0.7 million of facility-related costs remained accrued for under our 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At April 2, 2005 and January 1, 2005, $0.5 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets for both periods.

Results of Operations for the Quarters Ended April 2, 2005 and April 3, 2004

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%
Cost of sales	58.2	64.2

Gross profit	41.8	35.8

Selling, general and administrative expense	25.9	27.2
Research and development expense	9.0	8.4

Operating income	6.9	0.2
Interest and other income (expense), net	(0.5)	4.2

Income from continuing operations before income taxes	6.4	4.4
Income tax provision (benefit)	1.1	(0.6)

Income from continuing operations before extraordinary item	5.3	5.0
Loss from discontinued operations, net of income taxes	(3.7)	(1.7)
Extraordinary gain on settlement of litigation	3.0	—

Net income	4.6%	3.3%

Net Sales

For the quarters ended April 2, 2005 and April 3, 2004, our net sales totaled $97.0 million and $35.9 million, respectively. Net sales for the first quarter of 2005 increased $61.1 million, or 170.2%, compared with the first quarter of 2004. The net sales increase was due primarily to our acquisition of Spectra-Physics in July 2004. Spectra-Physics contributed $58.1 million to net sales in the first quarter of 2005. In addition, net sales in our other businesses increased by a total of $3.0 million, or 8.4%, compared with the first quarter of 2004.

Net sales to the scientific research, aerospace and defense/security markets were $39.3 million and $13.4 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. Net sales to these markets in the first quarter of 2005 increased by $25.9 million, or 193.3%, compared with the corresponding prior year period. The increase was due primarily to our acquisition of Spectra-Physics, which contributed $25.6 million in net sales to these markets in the first quarter of 2005. The increase was also attributable to increases in sales to these markets by our other businesses totaling $0.3 million, or 2.2%, in the first quarter of 2005 compared with the first quarter of 2004.

Net sales to the microelectronics market were $21.9 million and $13.3 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. Net sales to this market increased $8.6 million, or 64.7%, in the first quarter of 2005 compared with the same period in 2004. The increase was due to our acquisition of Spectra-Physics, which contributed $10.9 million in net sales to this market in the first quarter of 2005. This increase was offset in part by decreases in sales to this market by our other businesses totaling $2.3 million, or 17.3%, in the first quarter of 2005 compared with the first quarter of 2004, due to significantly reduced demand by semiconductor manufacturers for capital equipment on a year-over-year basis as a result of the cyclical downturn in this market.

Net sales to the life and health sciences market were $17.5 million and $2.9 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. Net sales to this market in the first quarter of 2005 increased $14.6 million, or 503.4%, compared with the same period in 2004. This increase was due primarily to our acquisition of Spectra-Physics, which contributed $11.9 million in net sales to this market in the first quarter of 2005. In addition, our other businesses saw increases in sales to this market totaling $2.7 million, or 93.1%, in the first quarter of 2005 compared with the first quarter of 2004, due primarily to payments totaling approximately $1.4 million from one of our largest customers in this market under a transition services agreement, as well as to higher sales of products to this customer.

Net sales to our other end markets were $18.3 million and $6.3 million for the quarters ended April 2, 2005 and April 3, 2004, respectively. Net sales to these markets in the first quarter of 2005 increased by $12.0 million, or 190.5%, compared with the corresponding prior year period. The increase was due primarily to our acquisition of Spectra-Physics, which contributed $9.7 million in net sales to these markets in the first quarter of 2005. In addition, our other businesses saw increases in sales to these markets totaling $2.3 million, or 36.5%, in the first quarter of 2005 compared with the same period in 2004, due primarily to the strong overall conditions in these end markets.

Domestic and international sales by end market were as follows:

Domestic Sales:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	April 2, 2005	April 3, 2004
Scientific research, aerospace and defense/security	$16,819	$6,904	$9,915	143.6%
Microelectronics	16,635	11,963	4,672	39.1
Life and health sciences	10,360	2,633	7,727	293.5
Other end markets	6,656	3,173	3,483	109.8

	$50,470	$24,673	$25,797	104.6%

International Sales:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	April 2, 2005	April 3, 2004
Scientific research, aerospace and defense/security	$22,515	$6,532	$15,983	244.7%
Microelectronics	5,248	1,279	3,969	310.3
Life and health sciences	7,120	247	6,873	2,782.6
Other end markets	11,638	3,175	8,463	266.6

	$46,521	$11,233	$35,288	314.1%

Geographically, net sales to international customers were as follows:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	April 2, 2005	April 3, 2004
Europe	$22,554	$6,633	$15,921	240.0%
Pacific Rim	19,364	3,364	16,000	475.6
Other	4,603	1,236	3,367	272.4

	$46,521	$11,233	$35,288	314.1%

The increases in sales to international customers for the first quarter of 2005 compared with the corresponding 2004 period were due primarily to our addition of Spectra-Physics, which contributed $31.1 million to international sales in the first quarter of 2005. In addition, our other businesses saw international sales increases totaling $4.2 million, or 37.5%, compared with the first quarter of 2004.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the first quarter of 2005 compared with the corresponding 2004 period.

We expect net sales in the second quarter of 2005 to be slightly higher than the first quarter level. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will be flat to up slightly in the second quarter of 2005 compared with the first quarter of 2005 due primarily to the historical seasonal sales pattern in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to be flat to up slightly in the second quarter of 2005 compared with the first quarter of 2005, and to increase further in the second half of 2005 due primarily to expected shipments of automated manufacturing tools to a computer peripherals manufacturer. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.

We expect our sales to the life and health sciences market for the second quarter of 2005 to be flat to down slightly compared with the first quarter of 2005, due primarily to the $1.4 million of non-recurring revenue received in the first quarter from the transition services agreement discussed previously. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to our concentration of significant OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin was 41.8% and 35.8% for the quarters ended April 2, 2005 and April 3, 2004, respectively. Gross margin for the first quarter of 2005 was positively impacted compared with the same period in 2004 by the addition of sales of Spectra-Physics’ products, which carried higher overall gross margins, and by approximately $1.4 million of gross profit from the transition services agreement discussed previously. This positive impact was offset in part by lower margins in our other businesses, due primarily to product mix and a higher proportion of sales to OEM customers.

We expect gross margin in the second quarter of 2005 to be similar to the level in the first quarter of 2005. In addition, we expect gross margin in the second half of the year to be positively impacted by higher expected sales levels and increased manufacturing efficiencies resulting from our integration actions.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $25.1 million, or 25.9% of net sales, and $9.8 million, or 27.2% of net sales, for the quarters ended April 2, 2005 and April 3, 2004, respectively. The increase in absolute dollars for the first quarter of 2005 compared with the first quarter of 2004 was attributable primarily to the addition of $11.9 million of SG&A expense of Spectra-Physics and to $1.1 million of amortization of acquired intangible assets related to the acquisition, offset in part by $0.7 million for the reduction of the allowance for doubtful accounts resulting from a revision of our method of estimating this allowance. The remainder of the increase in SG&A expense in the first quarter of 2005 compared with the same period in 2004 was attributable primarily to an increase in variable selling expenses and incentive compensation associated with the higher sales volume and to increased accounting and auditing fees due to our increased size and to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for Spectra-Physics’ operations.

We expect that SG&A expense will be flat to slightly higher in the second quarter of 2005 compared with the first quarter of 2005. In general, we expect that SG&A expense will vary as a percentage of sales in the future on an inverse basis with our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $8.7 million, or 9.0% of net sales, and $3.0 million, or 8.4% of net sales, for the quarters ended April 2, 2005 and April 3, 2004, respectively. R&D expense increased $5.7 million, or 190.0%, in the first quarter of 2005 compared with the corresponding prior year period. This increase was attributable primarily to the addition of R&D expense for Spectra-Physics in the first quarter of 2005 of $5.5 million.

We expect that R&D expense in the second quarter of 2005 will be comparable with the first quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future on an inverse basis with our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Interest and Other Income (Expense), Net

Interest and other expense, net for the first quarter of 2005 totaled $0.4 million and interest and other income, net for the first quarter of 2004 totaled $1.5 million. Interest and other income (expense), net was negatively impacted in the first quarter of 2005 compared with the first quarter of 2004 due primarily to our acquisition of Spectra-Physics in July 2004, which led to higher interest expense and lower interest income. We recorded higher interest expense in the first quarter of 2005 compared with the prior year period, due primarily to interest expense on the debt we issued in connection with the acquisition, and interest expense on lines of credit we assumed in connection with the acquisition. As a result of cash paid in connection with the acquisition, our average cash and marketable securities balances were significantly lower in the first quarter of 2005 compared with the prior year period, resulting in lower interest income earned. In addition, due to rising interest rates, we realized lower gains on sales of marketable securities during the 2005 period and our portfolio shifted to a net unrealized loss position.

We expect to incur interest and other expense, net in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities. The level of such interest income will fluctuate period to period based on our cash balances and market interest rates.

Income Taxes

The effective tax rate from continuing operations for the quarter ended April 2, 2005 was an expense of 17.3%, versus a benefit of 12.9% in the corresponding prior-year period. The net income tax benefit in the first quarter of 2004 was primarily attributable to the favorable settlement of a state income tax examination for less than amounts originally estimated. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Overall, we expect our tax rate in the second quarter of 2005 to be consistent with the tax rate in the first quarter of 2005.

Liquidity and Capital Resources

Net cash used in our operating activities of $4.8 million for the three months ended April 2, 2005 was attributable primarily to higher prepaid expenses and other current assets and lower accounts payable and accrued expenses (including incentive compensation and restructuring costs) due primarily to the timing of payments. These amounts were offset in part by the cash provided by our results of operations and lower inventories.

Net cash provided by investing activities of $1.4 million for the three months ended April 2, 2005 consisted of net proceeds from the sale of marketable securities of $3.6 million, offset in part by net purchases of property and equipment of $2.2 million.

Net cash provided by financing activities of $1.5 million for the three months ended April 2, 2005 consisted of proceeds of $1.9 million received from the issuance of common stock in connection with stock option and employee stock purchase plans, offset in part by payments of short-term and capital lease obligations of $0.4 million.

At April 2, 2005, we had cash and cash equivalents of $38.9 million and marketable securities of $62.5 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. Such portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At April 2, 2005, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (2.88% at April 2, 2005) plus 1.5%, at our option, and an unused line fee of 0.25% per year. At April 2, 2005, there were no balances outstanding under the line of credit, with $1.8 million available under the line, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks total 1.5 billion yen ($14.0 million at April 2, 2005) and expire as follows: $10.3 million on November 30, 2005 and $3.7 million on March 18, 2006. The lines are not secured and bear interest at the prevailing bank rate. At April 2, 2005, we had $12.3 million outstanding and $1.7 million available for borrowing under these lines of credit.

The four other lines of credit with Japanese banks, which are used to sell notes receivable with recourse, total 800 million yen ($7.5 million at April 2, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At April 2, 2005, we had $1.8 million outstanding and $5.7 million available for the sale of notes receivable under these lines of credit. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of April 2, 2005 was 1.7%.

In 2003, we announced that our Board of Directors had approved a share repurchase program. The Board authorized us to purchase up to 3.9 million shares, or 10% of the then-outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. In 2003, we purchased 285,529 shares at a cost of $4.5 million under this program. We did not make any purchases under this program in 2004 or in the first quarter of 2005, and any future purchases will depend on the aforementioned factors.

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

We have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such potential acquisitions and/or investments. We cannot assure you that any such financing would be available, or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the period in which the related employee services are rendered. We are currently assessing the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations. Although the assessment is ongoing, management believes that the impact of the adoption of SFAS No. 123R will be material to our consolidated results of operations, but that it will have no impact on our overall financial position. If we had applied the provisions of SFAS No. 123R to the financial statements for the period ended April 2, 2005, our net income would have been reduced by approximately $1.8 million. However, due to the alternative option pricing models and assumptions, the lower numbers of options granted in recent years, and the lower valuations of such options compared with options granted previously, this figure may not be representative of the impact to future results of operations. In April 2005, the Securities and Exchange Commission issued Release 33-8568, which delayed the effective date to fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The retrospective method would be applied to all prior years in which SFAS No. 123 was effective. We are currently evaluating these transition methods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of the adoption of this standard, but do not believe that the adoption of SFAS No. 151 will have a significant effect on our results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective for fiscal years ending after December 15, 2003 and are reflected in our Annual Report on Form 10-K for the year ended January 1, 2005. After the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

RISKS RELATING TO OUR BUSINESS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 1, 2005 and in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes included therein and herein.

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

We are dependent in part on the semiconductor equipment industry, which is volatile and unpredictable.

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, metrology and wafer inspection equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 22.6%, 33.4% and 38.0% of our consolidated net sales for the three months ended April 2, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 49.3%, 56.5% and 62.0% of our sales to this market for the three months ended April 2, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. No single customer in this market comprised 10% or more of our consolidated net sales in the three months ended April 2, 2005 or the year ended January 1, 2005. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year. The orders comprising our backlog are generally subject to cancellation and changes in delivery schedules by our customers without significant penalty. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations and cause our stock price to drop.

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

Our business is subject to risks inherent in conducting business internationally. For the three months ended April 2, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, our international revenues accounted for approximately 47.9%, 37.8% and 31.5%, respectively, of total net sales, with a substantial portion of international sales originating in Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that, in particular, the proportion of our sales to Asian customers will increase as a result of the purchase of Spectra-Physics. Our international operations expose us to various risks, which include:

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

Our products are subject to potential product liability claims which, if successful, could adversely affect our results of operations.

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 each year, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

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

Spectra-Physics, which now constitutes over half of our business, was formerly a division of a much larger organization with more complex and integrated internal control processes, causing our review of those internal controls over financial reporting to be time-consuming and costly. While we currently believe that the internal control over financial reporting of Spectra-Physics is effective, we are still performing the system and process documentation and evaluation relating to Spectra-Physics needed to comply with Section 404 and, as permitted by the Securities and Exchange Commission, will not complete such work until the third quarter of 2005. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

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

Our financial results will be adversely affected by changes in the accounting rules governing the recognition of stock-based compensation expense.

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Recently, the Financial Accounting Standards Board has adopted changes to the accounting rules concerning the recognition of stock option compensation expense which would require us to account for equity compensation under the fair value method of accounting prescribed by SFAS No. 123R, Share-Based Payment. We provide disclosures of our operating results as if we had applied the fair value method of accounting on a pro forma basis in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with Release 33-8568, issued by the Securities and Exchange Commission in April 2005, beginning in the first quarter of 2006, we and other companies currently using the intrinsic value method will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by significantly increasing our equity compensation expense.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statement of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years.

Our operating income from international operations totaled $2.7 million for the three months ended April 2, 2005. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Japanese yen, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the quarter ended April 2, 2005. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $62.5 million at April 2, 2005, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net income for the quarter ended April 2, 2005.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

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

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2005	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.