Form 10-Q
period 2005-07-02
NEWPORT CORP
filed 2005-08-11
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Yes  ☒     No  ☐

As of July 29, 2005, 39,842,294 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$97,520	$40,146	$194,511	$76,052
Cost of sales	57,185	25,123	113,625	48,188

Gross profit	40,335	15,023	80,886	27,864

Selling, general and administrative expense	25,127	9,281	50,238	19,049
Research and development expense	8,925	3,053	17,652	6,070

Operating income	6,283	2,689	12,996	2,745

Interest and other income (expense), net	(759)	1,057	(1,197)	2,556

Income from continuing operations before income taxes	5,524	3,746	11,799	5,301

Income tax provision (benefit)	801	40	1,887	(160)

Income from continuing operations before extraordinary gain	4,723	3,706	9,912	5,461

Loss from discontinued operations, net of income taxes of $37, $0, $760 and $0, respectively	(1,864)	(999)	(5,455)	(1,613)
Extraordinary gain on settlement of litigation	—	—	2,891	—

Net income	$2,859	$2,707	$7,348	$3,848

Basic income (loss) per share:
Income from continuing operations before extraordinary gain	$0.11	$0.09	$0.23	$0.14
Loss from discontinued operations, net of income taxes	(0.04)	(0.02)	(0.13)	(0.04)
Extraordinary gain on settlement of litigation	—	—	0.07	—

Net income	$0.07	$0.07	$0.17	$0.10

Diluted income (loss) per share:
Income from continuing operations before extraordinary gain	$0.11	$0.09	$0.22	$0.13
Loss from discontinued operations, net of income taxes	(0.05)	(0.02)	(0.12)	(0.04)
Extraordinary gain on settlement of litigation	—	—	0.07	—

Net income	$0.06	$0.07	$0.17	$0.09

Shares used in the computation of income (loss) per share:
Basic	42,727	39,308	42,808	39,234
Diluted	44,263	41,074	44,321	41,241

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 2, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,338	$41,443
Marketable securities	32,788	66,739
Accounts receivable, net of allowance for doubtful accounts of $1,141 and $2,057, respectively	64,165	63,334
Notes receivable, net	4,554	6,891
Inventories	73,729	75,257
Prepaid expenses and other current assets	8,921	8,710
Assets of discontinued operations	15,347	18,400

Total current assets	226,842	280,774

Property and equipment, net	51,295	55,577
Goodwill	176,235	176,235
Intangible assets, net	52,330	54,420
Investments and other assets	10,379	11,462

	$517,081	$578,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$10,387	$17,186
Accounts payable	22,290	22,328
Accrued payroll and related expenses	15,929	20,739
Accrued expenses and other current liabilities	28,430	32,012
Accrued restructuring costs	1,497	2,672
Obligations under capital leases	77	161
Liabilities of discontinued operations	2,375	3,474

Total current liabilities	80,985	98,572

Long-term debt	49,782	46,716
Obligations under capital leases, less current portion	1,362	1,576
Accrued pension liabilities	10,731	11,410
Accrued restructuring costs and other liabilities	3,536	4,685

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,838,170 and 43,022,866 shares issued and outstanding, respectively	4,649	5,021
Capital in excess of par value	447,899	493,986
Deferred stock compensation	(658)	(1,379)
Accumulated other comprehensive income	2,036	8,470
Accumulated deficit	(83,241)	(90,589)

Total stockholders’ equity	370,685	415,509

	$517,081	$578,468

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2005	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,348	$3,848
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,312	4,549
Provision for doubtful accounts	(549)	34
Provision for losses on inventories	384	(587)
Gain on disposal of property and equipment	(463)	(165)
Extraordinary gain	(2,891)	—
Investment write-down	458	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(2,921)	(9,074)
Inventories	372	3,495
Prepaid expenses and other current assets	(202)	(155)
Other assets and liabilities	(55)	(1,436)
Accounts payable	4	1,171
Accrued payroll and related expenses	(4,510)	(234)
Accrued expenses and other current liabilities	(3,101)	(629)
Accrued restructuring costs	(1,300)	(1,174)

Net cash provided by (used in) operating activities	2,886	(357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,199)	(1,728)
Proceeds from the sale of property and equipment	318	11
Purchase of marketable securities	(235,878)	(161,295)
Proceeds from the sale of marketable securities	268,659	178,545
Proceeds from sale of business and equity investments	952	—
Purchase of equity investments	—	(410)

Net cash provided by investing activities	28,852	15,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(97)	(148)
Short-term borrowings (repayments), net	(675)	—
Purchases of the Company’s common stock	(46,081)	—
Proceeds from the issuance of common stock under employee plans	3,227	2,895

Net cash provided by (used in) financing activities	(43,626)	2,747

Impact of foreign exchange rate changes on cash balances	(2,217)	(68)

Net increase (decrease) in cash and cash equivalents	(14,105)	17,445
Cash and cash equivalents at beginning of period	41,443	11,795

Cash and cash equivalents at end of period	$27,338	$29,240

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,494	$80
Income taxes, net	$1,549	$253

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. The results for the interim periods are not necessarily indicative of results for the full year ending December 31, 2005. The January 1, 2005 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

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

There were no foreign exchange contracts outstanding as of July 2, 2005 or January 1, 2005.

NOTE 3	ACCOUNTS AND NOTES RECEIVABLE

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on the Company’s historical collections experience. The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, the Company revised its method of estimating its reserve based upon the Company’s historical collections experience. As a result of this revision, the allowance for doubtful accounts was reduced by approximately $0.7 million in the first quarter of 2005. This amount reduced selling, general and administrative expense for the six months ended July 2, 2005 in the accompanying statement of operations.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks within Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At July 2, 2005 and January 1, 2005, total promissory notes receivable amounted to $4.6 million and $6.9 million, respectively. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

underlying note obligations are ultimately satisfied by payment by the customers to the banks. At July 2, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheet were $1.8 million and $4.3 million, respectively.

NOTE 4	REVENUE RECOGNITION

The Company recognizes revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. However, if a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company does record the full cost of the product at the time of shipment. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized over the related contract periods.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income – reported	$2,859	$2,707	$7,348	$3,848
Employee compensation expense under fair value method	(1,729)	(3,469)	(3,517)	(7,138)

Net income (loss) – pro forma	$1,130	$(762)	$3,831	$(3,290)

Basic net income per share – reported	$0.07	$0.07	$0.17	$0.10
Basic net income (loss) per share – pro forma	0.03	(0.02)	0.09	(0.08)

Diluted net income per share – reported	$0.06	$0.07	$0.17	$0.09
Diluted net income (loss) per share – pro forma	0.03	(0.02)	0.09	(0.08)

Shares used in computation of income (loss) per share:
Basic – reported and pro forma	42,727	39,308	42,808	39,234
Diluted– reported	44,263	41,074	44,321	41,241
Diluted – pro forma	44,263	39,308	44,321	39,234

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

The fair value of each option granted in 2005 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no annualized dividend yield; expected annual volatility of 60.1%; risk-free interest rate of 3.9%; expected life of 5 years; and expected turnover rate of 12.9%.

NOTE 6	ACQUISITION

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

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. Accordingly, the Company’s results of operations for the three and six months ended July 3, 2004 do not include the results of operations of Spectra-Physics.

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

In connection with the acquisition of Spectra-Physics, the Company formulated a restructuring plan to consolidate certain locations and this preliminary plan was approved by the Company’s Board of Directors. The Company is still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. In the second quarter of 2005, based upon currently available information related to the closure of certain facilities, the Company adjusted its purchase price allocation by $0.8 million, which included adjustments to fixed assets, direct costs of the acquisition and certain accrued liabilities. Further changes in these costs with respect to Spectra-Physics locations may result in adjustments to goodwill. The Company expects to finalize such plan in the third quarter of 2005.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

Supplemental Pro Forma Information

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of 2004. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the periods presented. The pro forma condensed combined statement of operations for the three and six months ended July 3, 2004 includes the historical results of the Company, plus the historical results of Spectra-Physics for the three and six months ended July 3, 2004:

(In thousands)	Three Months Ended July 3, 2004	Six Months Ended July 3, 2004
Pro forma net sales	$96,803	$191,697
Pro forma income from continuing operations before extraordinary item	4,713	7,690
Pro forma net income	3,714	6,077
Pro forma basic net income per share	0.09	0.14
Pro forma diluted net income per share	0.08	0.14

NOTE 7	DISCONTINUED OPERATIONS

In the first quarter of 2005, the Company’s Board of Directors approved a plan to sell the Company’s robotic systems operations, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules. Following the acquisition of Spectra-Physics, the Company conducted a strategic review of all of its businesses and concluded that these operations were no longer core to the Company’s strategy. The Company has hired an investment banking firm to assist it in selling the assets of the operations and expects to complete the divestiture by the end of 2005. The robotic systems operations were included in the Company’s former Advanced Packaging and Automation Systems (APAS) Division. The robotic systems operations have been accounted for as discontinued operations for all periods presented.

The net sales and loss before income taxes from the discontinued operations consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$3,911	$7,354	$7,872	$13,848
Loss before income taxes	(1,901)	(999)	(6,215)	(1,613)

NOTE 8	INCOME TAXES

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of July 2, 2005, due to uncertainties surrounding the realization of the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

NOTE 9	INVENTORIES

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

Inventories consisted of the following:

(In thousands)	July 2, 2005	January 1, 2005
Raw materials and purchased parts	$34,376	$37,628
Work in process	19,748	19,481
Finished goods	19,605	18,148

	$73,729	$75,257

NOTE 10	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	July 2, 2005	January 1, 2005
Deferred revenue	$11,055	$9,820
Accrued warranty obligations	4,182	4,890
Other	13,193	17,302

	$28,430	$32,012

NOTE 11	ACCRUED WARRANTY OBLIGATIONS

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

The activity in accrued warranty obligations is as follows:

	Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004
Balance at beginning of year	$4,890	$806
Additions charged to cost of sales	1,610	560
Warranty claims	(2,318)	(879)

Balance at end of period	$4,182	$487

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 12	ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company formulated a restructuring plan to consolidate certain locations and such preliminary plan was approved by the Company’s Board of Directors. The Company is still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. This plan originally included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million related to facility consolidations. In the second quarter of 2005, based on currently available information related to the closure of certain facilities, the Company revised the plan to include $2.4 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidations. Further changes in these costs with respect to Spectra-Physics locations may result in adjustments to goodwill. The Company expects to finalize such plan in the third quarter of 2005.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873
Cash payments	(1,076)	(24)	(1,100)
Adjustments to restructuring plan	190	(972)	(782)

Accrued restructuring at July 2, 2005	$801	$2,190	$2,991

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At July 2, 2005 and January 1, 2005, $1.1 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $1.9 million and $2.8 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring the Company’s operating costs in line with its business outlook at that time.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at January 1, 2005	$833
Cash payments	(200)

Accrued restructuring at July 2, 2005	$633

As of July 2, 2005, $0.6 million of facility-related costs remained accrued for under the Company’s 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At July 2, 2005 and January 1, 2005, $0.4 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities for both periods, in the accompanying consolidated balance sheets.

NOTE 13	SHORT-TERM OBLIGATIONS

At July 2, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (3.34% at July 2, 2005) plus 1.5%, at the Company’s option, and an unused line fee of 0.25% per year. At July 2, 2005, there were no balances outstanding under the line of credit, with $1.8 million available under the line, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks total 1.7 billion yen ($15.3 million at July 2, 2005) and expire as follows: $7.2 million on November 30, 2005, $5.4 million on March 18, 2006 and $2.7 million on June 30, 2008. The lines are not secured and bear interest at the prevailing bank rate. At July 2, 2005, the Company had $11.3 million outstanding and $4.0 million available for borrowing under these lines of credit. Approximately $8.6 million of the amount outstanding under these revolving lines of credit at July 2, 2005 was included in short-term obligations in the accompanying balance sheet, and approximately $2.7 million was included in long-term debt as the due date of this portion of the borrowings outstanding is on June 30, 2008.

The four other lines of credit with Japanese banks, which are used to sell notes receivable with recourse, total 800 million yen ($7.2 million at July 2, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At July 2, 2005, the Company had $1.8 million outstanding and $5.4 million available for the sale of notes receivable under these lines of credit. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of July 2, 2005 was 1.5%.

NOTE 14	STOCKHOLDER EQUITY TRANSACTIONS

In April 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions.

In May 2005, the Company purchased 174,833 shares of its common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, the Company purchased 3,220,300 shares of its common stock from Thermo Electron Corporation (“Thermo”) that were previously issued as part of the consideration for the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

acquisition of Spectra-Physics from Thermo in July 2004. The Company purchased the shares at a price of $13.56 per share for a total of $43.7 million. As of July 2, 2005, 219,038 shares remain available for purchase under the share repurchase program.

NOTE 15	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Interest and dividend income	$654	$1,305	$1,304	$2,599
Foreign exchange gains (losses), net	132	(3)	63	(45)
Gains (losses) on sales of marketable securities, net	(38)	(52)	(58)	260
Bank and portfolio asset management fees	(120)	(138)	(246)	(270)
Interest expense	(927)	(39)	(1,856)	(80)
Investment write-downs	(458)	—	(458)	—
Other income (expense), net	(2)	(16)	54	92

	$(759)	$1,057	$(1,197)	$2,556

NOTE 16	ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income consisted of the following:

(In thousands)	July 2, 2005	January 1, 2005
Cumulative foreign currency translation gains	$2,291	$8,672
Unrealized losses on marketable securities	(255)	(202)

	$2,036	$8,470

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$2,859	$2,707	$7,348	$3,848
Foreign currency translation gain (loss)	(3,862)	152	(6,381)	(292)
Unrealized holding period gains (losses) arising during period	128	(2,432)	(111)	(1,721)
Less: reclassification adjustments for (gain) loss included in net income	38	52	58	(260)

	$(837)	$479	$914	$1,575

NOTE 17	EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

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

NOTE 18	NET INCOME PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Numerator for basic and diluted net income per share:
Income from continuing operations before extraordinary item	$4,723	$3,706	$9,912	$5,461
Loss from discontinued operations, net of income taxes	(1,864)	(999)	(5,455)	(1,613)
Extraordinary gain on settlement of litigation	—	—	2,891	—

Net income	$2,859	$2,707	$7,348	$3,848

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	42,909	39,372	42,996	39,298
Weighted unvested restricted stock outstanding	(182)	(64)	(188)	(64)

Denominator for basic net income per share:	42,727	39,308	42,808	39,234

Effect of dilutive securities:
Employee stock options	1,354	1,702	1,325	1,943
Restricted stock	182	64	188	64

Denominator for diluted net income per share:	44,263	41,074	44,321	41,241

NOTE 19	DEFINED BENEFIT PENSION PLANS

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

Spectra-Physics was acquired by the Company on July 16, 2004. Accordingly, no pension plan information relating to Spectra-Physics is presented for the six months ended July 3, 2004. Pension plan information related to the Company’s other subsidiaries for the six months ended July 3, 2004 is not included as such amounts were not material.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2005

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
(In thousands)
Service cost	$149	$301
Interest cost on benefit obligation	151	306
Expected return on plan assets	(35)	(71)

	$265	$536

NOTE 20	SEGMENT REPORTING

In 2005, in connection with the decision to divest its robotic systems operations, the Company realigned its business segments to eliminate the previously reported Advanced Packaging and Automation Systems Division. Portions of this division were reclassified into the Photonics and Precision Technologies Division and discontinued operations. The results from all prior periods reflect this change in business segment reporting.

(In thousands)	Lasers	Photonics and Precision Technologies	Total
Three months ended July 2, 2005:
Sales to external customers	$42,582	$54,938	$97,520
Segment income	3,286	8,196	11,482

Three months ended July 3, 2004:
Sales to external customers	$—	$40,146	$40,146
Segment income	—	4,871	4,871
Six months ended July 2, 2005:
Sales to external customers	$88,581	$105,930	$194,511
Segment income	7,695	16,389	24,084

Six months ended July 3, 2004:
Sales to external customers	$—	$76,052	$76,052
Segment income	—	7,782	7,782

The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Segment income	$11,482	$4,871	$24,084	$7,782
Unallocated operating expenses	(5,199)	(2,182)	(11,088)	(5,037)
Interest and other income (expense), net	(759)	1,057	(1,197)	2,556

Income from continuing operations before income taxes	$5,524	$3,746	$11,799	$5,301

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 29 through 38 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended January 1, 2005. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three- and six-month periods ended July 2, 2005 and July 3, 2004. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2005.

Acquisition

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronic manufacturing and analytical instrumentation for life and health sciences. The transaction was accounted for using the purchase method. Our results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. Accordingly, our results of operations for the three and six months ended July 3, 2004 do not include the results of operations of Spectra-Physics. As a result, comparisons of financial results with corresponding amounts in subsequent or prior periods may not be meaningful. See further discussion in Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Discontinued Operations

In the first quarter of 2005, our Board of Directors approved a plan to sell our robotic systems operations, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules. Following the acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that these operations were no longer core to our strategy. We have hired an investment banking firm to assist us in selling the assets of the operations and expect to complete the divestiture by the end of 2005. The robotic systems operations were included in our former Advanced Packaging and Automation

Systems (APAS) Division. The robotic systems operations have been accounted for as discontinued operations for all periods presented. Unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes discontinued operations and relates only to continuing operations.

End Markets

In connection with our acquisition of Spectra-Physics in the third quarter of 2004, we realigned our end markets into four customer markets: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment and computer peripherals customers); life and health sciences; and all other end markets (which include general industrial and fiber optic communications customers). Our discussion of our results of operations includes comparisons within these end markets and our results for the three and six months ended July 3, 2004 have been reclassified to conform to this realignment.

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

Stockholders Equity Transactions

In May 2005, we purchased an aggregate of 174,833 shares of our common stock at an average price of $13.72 per share for a total of $2.4 million. In June 2005, we purchased 3,220,300 shares of our common stock from Thermo Electron Corporation (“Thermo”) that we previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. We purchased the shares at a price of $13.56 per share for a total of $43.7 million.

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

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. However, if a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of the installation; however, we record the full cost of the product at the time of shipment. We defer revenues for training until the service is completed. We recognize revenue for extended service contracts over the related contract periods.

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

Accounts and Notes Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, we revised our method of estimating our reserve based upon our historical collections experience. As a result, our allowance for doubtful accounts was reduced by approximately $0.7 million in the first quarter of 2005. This amount reduced selling, general and administrative expense for the first half of 2005 in the accompanying statement of operations.

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks within Japan with which we do business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At July 2, 2005 and January 1, 2005, total promissory notes receivable amounted to $4.6 million and $6.9 million, respectively. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At July 2, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations were $1.8 million and $4.3 million, respectively.

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

We perform annual impairment tests of our goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year.

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

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2004 and recorded a valuation allowance against deferred tax assets for the first half of 2005. For the third quarter, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

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

We are subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue charges for probable exposures. During 2004, we concluded a number of tax examinations with favorable results. Therefore, during the annual evaluation of tax positions for 2004, we decreased the amount previously accrued for probable exposures. At July 2, 2005, we believe that we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, we formulated a restructuring plan to consolidate certain locations and such preliminary plan was approved by our Board of Directors. We are still finalizing this plan with respect to the employee severance, relocation and facility closure costs required for certain locations. This plan originally included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million related to facility consolidations. In the second quarter of 2005, based on currently available information related to the closure of certain facilities, we revised the plan to include $2.4 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidations. Further changes in these costs with respect to Spectra-Physics locations may result in adjustments to goodwill. We expect to finalize such plan in the third quarter of 2005.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873
Cash payments	(1,076)	(24)	(1,100)
Adjustments to restructuring plan	190	(972)	(782)

Accrued restructuring at July 2, 2005	$801	$2,190	$2,991

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At July 2, 2005 and January 1, 2005, $1.1 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $1.9 million and $2.8 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at January 1, 2005	$833
Cash payments	(200)

Accrued restructuring at July 2, 2005	$633

As of July 2, 2005, $0.6 million of facility-related costs remained accrued for under our 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2005 and 2008. At July 2, 2005 and January 1, 2005, $0.4 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities for both periods, in the accompanying consolidated balance sheets.

Results of Operations for the Three and Six Months Ended July 2, 2005 and July 3, 2004

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	62.6	58.4	63.4

Gross profit	41.4	37.4	41.6	36.6

Selling, general and administrative expense	25.8	23.1	25.8	25.0
Research and development expense	9.2	7.6	9.1	8.0

Operating income	6.4	6.7	6.7	3.6

Interest and other income (expense), net	(0.8)	2.6	(0.6)	3.4

Income from continuing operations before income taxes	5.6	9.3	6.1	7.0

Income tax provision (benefit)	0.8	0.1	1.0	(0.2)

Income from continuing operations before extraordinary item	4.8	9.2	5.1	7.2

Loss from discontinued operations, net of income taxes	(1.9)	(2.5)	(2.8)	(2.1)
Extraordinary gain on settlement of litigation	—	—	1.5	—

Net income	2.9%	6.7%	3.8%	5.1%

Net Sales

Net sales for the quarter ended July 2, 2005 were $97.5 million, an increase of $57.4 million, or 143.1%, compared with net sales of $40.1 million for the quarter ended July 3, 2004. Net sales for the six months ended July 2, 2005 were $194.5 million, an increase of $118.4 million, or 155.6% compared with $76.1 million in the corresponding period of 2004. The net sales increases in both periods were due primarily to our acquisition of Spectra-Physics in July 2004. Spectra-Physics contributed $54.8 million and $112.9 million to net sales in the second quarter and first half of 2005, respectively. In addition, net sales in our other businesses increased by a total of $2.6 million, or 6.5%, in the second quarter of 2005 compared with the second quarter of 2004, and increased $5.5 million, or 7.2%, in the first half of 2005 compared with the first half of 2004, due primarily to stronger overall market conditions.

Net sales to the scientific research, aerospace and defense/security markets were $37.5 million and $14.4 million for the three months ended July 2, 2005 and July 3, 2004, respectively, an increase of $23.1 million, or 160.4%. Our net sales to these markets for the six months ended July 2, 2005 and July 3, 2004 totaled $76.9 million and $27.9 million, respectively, an increase of $49.0 million, or 175.6%. The increases in both periods were due primarily to our acquisition of Spectra-Physics, which contributed $22.7 million and $48.3 million in net sales to these markets in the three and six months ended July 2, 2005, respectively. The increases were also attributable to increases in sales to these markets by our other businesses totaling $0.4 million, or 2.8%, and $0.7 million, or 2.5%, in the three and six months ended July 2, 2005, respectively.

Net sales to the microelectronics market were $28.3 million and $13.4 million for the three months ended July 2, 2005 and July 3, 2004, respectively, an increase of $14.9 million, or 111.2%. Our net sales to this market for the six months ended July 2, 2005 and July 3, 2004 totaled $50.2 million and $26.6 million, respectively, an increase of $23.6 million, or 88.7%. The increases in both periods were due primarily to our acquisition of Spectra-Physics, which contributed $11.7 million and $22.6 million in net sales to this market in the three and six months ended July 2, 2005, respectively. The increases were also attributable to increases in sales to this market by our other businesses totaling $3.2 million, or 23.9%, and $1.0 million, or 3.8%, in the three and six months ended July 2, 2005, respectively. These increases were due primarily to higher sales to a computer peripherals manufacturer for automated systems used in their manufacturing process, offset in part by significantly reduced demand by semiconductor manufacturers for capital equipment on a year-over-year basis as a result of the cyclical downturn in this market.

Net sales to the life and health sciences market were $15.4 million and $4.6 million for the three months ended July 2, 2005 and July 3, 2004, respectively, an increase of $10.8 million, or 234.8%. Our net sales to this market for the six months ended July 2, 2005 and July 3, 2004 totaled $32.8 million and $7.5 million, respectively, an increase of $25.3 million, or 337.3%. These increases were due primarily to our acquisition of Spectra-Physics, which contributed $11.4 million and $23.3 million in net sales to this market in the three and six months ended July 2, 2005, respectively. In addition, in the six months ended July 2, 2005, our other businesses saw increases in sales to this market totaling $2.0 million, or 26.7%, due primarily to payments totaling approximately $1.4 million from one of our largest customers in this market under a transition services agreement, as well as to higher sales of products to this customer compared with the six months ended July 3, 2004. These increases were offset in part by decreases in sales to this market by our other businesses in the three months ended July 2, 2005 totaling $0.6 million, or 13.0%, compared with the three months ended July 3, 2004.

Net sales to our other end markets were $16.3 million and $7.7 million for the three months ended July 2, 2005 and July 3, 2004, respectively, an increase of $8.6 million, or 111.7%. Our net sales to these markets for the six months ended July 2, 2005 and July 3, 2004 totaled $34.6 million and $14.1 million, respectively, an increase of $20.5 million, or 145.4%. These increases were due primarily to our acquisition of Spectra-Physics, which contributed $9.0 million and $18.7 million in net sales to these markets in the three and six months ended July 2, 2005, respectively. In addition, in the six months ended July 2, 2005, our other businesses saw increases in sales to this market totaling $1.8 million, or 12.8%, due primarily to the strong overall conditions in these end markets. These increases were offset in part by decreases in sales to these markets by our other businesses in the three months ended July 2, 2005 totaling $0.4 million, or 5.2%, compared with the three months ended July 3, 2004.

Domestic and international sales by end market were as follows:

Domestic Sales:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	July 2, 2005	July 3, 2004
Scientific research, aerospace and defense/security	$19,017	$8,618	$10,399	120.7%
Microelectronics	19,462	12,667	6,795	53.6
Life and health sciences	8,956	4,001	4,955	123.8
Other end markets	5,490	3,630	1,860	51.2

	$52,925	$28,916	$24,009	83.0%

International Sales:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	July 2, 2005	July 3, 2004
Scientific research, aerospace and defense/security	$18,511	$5,778	$12,733	220.4%
Microelectronics	8,826	683	8,143	1,192.2
Life and health sciences	6,408	632	5,776	913.9
Other end markets	10,850	4,137	6,713	162.3

	$44,595	$11,230	$33,365	297.1%

Domestic Sales:

	Six Months Ended		Increase	Percentage Increase
(In thousands)	July 2, 2005	July 3, 2004
Scientific research, aerospace and defense/security	$35,836	$15,523	$20,313	130.9%
Microelectronics	36,097	24,630	11,467	46.6
Life and health sciences	19,316	6,633	12,683	191.2
Other end markets	12,146	6,803	5,343	78.5

	$103,395	$53,589	$49,806	92.9%

International Sales:

	Six Months Ended		Increase	Percentage Increase
(In thousands)	July 2, 2005	July 3, 2004
Scientific research, aerospace and defense/security	$41,026	$12,309	$28,717	233.3%
Microelectronics	14,074	1,962	12,112	617.3
Life and health sciences	13,528	880	12,648	1,437.3
Other end markets	22,488	7,312	15,176	207.5

	$91,116	$22,463	$68,653	305.6%

Geographically, net sales to international customers were as follows:

	Three Months Ended		Increase	Percentage Increase
(In thousands)	July 2, 2005	July 3, 2004
Europe	$21,137	$6,904	$14,233	206.2%
Pacific Rim	18,518	2,778	15,740	566.6
Other	4,940	1,548	3,392	219.1

	$44,595	$11,230	$33,365	297.1%

	Six Months Ended		Increase	Percentage Increase
(In thousands)	July 2, 2005	July 3, 2004
Europe	$43,691	$13,536	$30,155	222.8%
Pacific Rim	37,882	6,142	31,740	516.8
Other	9,543	2,785	6,758	242.7

	$91,116	$22,463	$68,653	305.6%

The increases in sales to international customers for the three and six months ended July 2, 2005 compared with the corresponding 2004 periods were due primarily to our addition of Spectra-Physics, which contributed $29.0 million and $60.1 million to international sales in the three and six months ended July 2, 2005, respectively. In addition, in the three and six months ended July 2, 2005, our other businesses saw international sales increases totaling $4.4 million, or 39.3%, and $8.5 million, or 37.8%, respectively, compared with the corresponding 2004 periods.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the three months or six months ended July 2, 2005 compared with the corresponding 2004 periods.

We expect our net sales in the third quarter of 2005 to be slightly higher than the second quarter level. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will be flat to slightly lower in the third quarter of 2005 compared with the second quarter of 2005. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to be higher in the third quarter of 2005 compared with the second quarter of 2005 due primarily to expected shipments of automated manufacturing tools to a computer peripherals manufacturer. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.

We expect our sales to the life and health sciences market for the third quarter of 2005 to be flat to down slightly compared with the second quarter of 2005. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to our concentration of significant OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin was 41.4% and 37.4% for the three months ended July 2, 2005 and July 3, 2004, respectively, and 41.6% and 36.6% for the six months ended July 2, 2005 and July 3, 2004, respectively. Gross margin for both the three and six month periods in 2005 were positively impacted compared with the same periods in 2004 by the addition of sales of Spectra-Physics’ products, which carried higher overall gross margins. In addition, gross margin for the six months ended July 2, 2005 was positively impacted by approximately $1.4 million of gross profit from the transition services agreement discussed previously.

We expect our gross margin in the third quarter of 2005 to be slightly higher than the second quarter of 2005. In addition, we expect our gross margin in the second half of the year to be positively impacted by slightly higher expected sales levels and increased manufacturing efficiencies resulting from our integration actions.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $25.1 million, or 25.8% of net sales, and $9.3 million, or 23.1% of net sales, for the three months ended July 2, 2005 and July 3, 2004, respectively, and $50.2 million, or 25.8% of net sales, and $19.0 million, or 25.0% of net sales, for the six months ended July 2, 2005 and July 3, 2004, respectively. The increase in absolute dollars for the three months ended July 2, 2005 compared with the same period in 2004 was attributable primarily to the addition of $12.1 million of SG&A expense of Spectra-Physics and to $0.5 million of amortization of acquired intangible assets related to the acquisition. The increase in absolute dollars for the six months ended July 2, 2005 compared with the same period in 2004 was attributable primarily to the addition of $24.0 million of SG&A expense of Spectra-Physics and to $1.2 million of amortization of acquired intangible assets related to the acquisition, offset in part by $0.7 million for the reduction of the allowance for doubtful accounts resulting from a revision of our method of estimating this allowance. The remainder of the increase in SG&A expense in the second quarter and first half of 2005 compared with the same periods in 2004 was attributable primarily to an increase in variable selling expenses and incentive compensation associated with the higher sales volume and to increased accounting and auditing fees due to our increased size and to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for Spectra-Physics’ operations.

We expect that SG&A expense will be flat to slightly lower in the third quarter of 2005 compared with the second quarter of 2005. In general, we expect that SG&A expense will vary as a percentage of sales in the future on an inverse basis with our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $8.9 million, or 9.2% of net sales, and $3.1 million, or 7.6% of net sales, for the three months ended July 2, 2005 and July 3, 2004, respectively, and $17.7 million, or 9.1% of net sales, and $6.1 million, or 8.0% net sales, for the six months ended July 2, 2005 and July 3, 2004, respectively. R&D expense increased $5.8 million, or 187.1%, and $11.6 million, or 190.2%, in the three and six months ended July 2, 2005, respectively, compared with the corresponding prior year periods. These increases were attributable primarily to the addition of R&D expense for Spectra-Physics in the three and six months ended July 2, 2005 of $5.6 million and $11.1 million, respectively.

We expect that R&D expense in the third quarter of 2005 will be comparable with the second quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future on an inverse basis with our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Interest and Other Income (Expense), Net

Interest and other expense, net for the three and six months ended July 2, 2005 totaled $0.8 million and $1.2 million, respectively. Interest and other income, net for the three and six months ended July 3, 2004 totaled $1.1 million and $2.6 million, respectively.

We recorded higher interest expense in both the three and six months ended July 2, 2005 compared with the prior year periods, due primarily to interest expense on the debt we issued in connection with the acquisition of Spectra-Physics in July 2004, and interest expense on lines of credit we assumed in connection with the acquisition. As a result of cash paid in connection with the acquisition, our average cash and marketable securities balances were significantly lower during the second quarter and first half of 2005 compared with the prior year periods, resulting in lower interest income earned. In addition, due to rising interest rates, we realized lower gains on sales of marketable securities during the 2005 period and our portfolio shifted to a net unrealized loss position.

We expect to incur interest and other expense, net in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities. In the second quarter of 2005, we used $46.1 million to purchase shares of our common stock. As a result, we expect interest income in future periods to be lower due to our lower cash balances. The overall level of such interest income will fluctuate period to period based on our cash balances and market interest rates.

Income Taxes

The effective tax rate from continuing operations for the three and six months ended July 2, 2005 was an expense of 14.5% and 16.0%, respectively, versus an expense of 1.1% and a benefit of 3.0% in the corresponding prior-year periods. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As a result, for the third quarter, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Overall, we expect our tax rate in the third quarter of 2005 to be consistent with the tax rate in the second quarter of 2005.

Liquidity and Capital Resources

Net cash provided by our operating activities of $2.9 million for the six months ended July 2, 2005 was attributable primarily to cash provided by our results of operations, offset in part by an increase in accounts and notes receivable as a result of higher sales at the end of the second quarter and a decrease in accrued expenses (including incentive compensation and restructuring costs) due primarily to the timing of payments.

Net cash provided by investing activities of $28.9 million for the six months ended July 2, 2005 consisted primarily of net proceeds from the sale of marketable securities of $32.8 million, offset in part by net purchases of property and equipment of $4.9 million.

Net cash used in financing activities of $43.6 million for the six months ended July 2, 2005 consisted of payments totaling $46.1 million to purchase shares of our common stock as discussed below and payments of $0.8 million for short-term borrowings and capital lease obligations, offset in part by proceeds of $3.2 million received from the issuance of common stock in connection with stock option and employee stock purchase plans.

At July 2, 2005, we had cash and cash equivalents of $27.3 million and marketable securities of $32.8 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. Such portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At July 2, 2005, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (3.34% at July 2, 2005) plus 1.5%, at our option, and an unused line fee of 0.25% per year. At July 2, 2005, there were no balances outstanding under the line of credit, with $1.8 million available under the line, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks total 1.7 billion yen ($15.3 million at July 2, 2005) and expire as follows: $7.2 million on November 30, 2005, $5.4 million on March 18, 2006 and $2.7 million on June 30, 2008. The lines are not secured and bear interest at the prevailing bank rate. At July 2, 2005, we had $11.3 million outstanding and $4.0 million available for borrowing under these lines of credit. Approximately $8.6 million of the amount outstanding under these revolving lines of credit at July 2, 2005 was included in short-term obligations in the accompanying balance sheet, and approximately $2.7 million was included in long-term debt as the due date of this portion of the borrowings outstanding is on June 30, 2008.

The four other lines of credit with Japanese banks, which are used to sell notes receivable with recourse, total 800 million yen ($7.2 million at July 2, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At July 2, 2005, we had $1.8 million outstanding and $5.4 million available for the sale of notes receivable under these lines of credit. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of July 2, 2005 was 1.5%.

In 2003, we announced that our Board of Directors had approved a share repurchase program. The Board authorized us to purchase up to 3.9 million shares, or 10% of our then-outstanding stock in the open market or in privately negotiated transactions. In May 2005, we purchased 174,833 shares of our common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, we purchased 3,220,300 shares of our common stock from Thermo Electron Corporation (“Thermo”) that were previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. We purchased the shares at a price of $13.56 per share for a total of $43.7 million. In 2003, we purchased 285,529 shares for a total of $4.5 million. As of July 2, 2005, 219,038 shares were available for purchase under the share repurchase program. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 29-38), and there can be no assurance that we will not require additional funding in the future.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the period in which the related employee services are rendered. We are currently assessing the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations. Although the assessment is ongoing, management believes that the impact of the adoption of SFAS No. 123R will be material to our consolidated results of operations, but that it will have no impact on our overall financial position. If we had applied the provisions of SFAS No. 123R to the financial statements for the three and six months ended July 2, 2005, our net income would have been reduced by approximately $1.7 million and $3.5 million, respectively. However, due to the alternative option pricing models and assumptions, the lower numbers of options granted in recent years, and the lower valuations of such options compared with options granted previously, this figure may not be representative of the impact on our future results of operations. In April 2005, the Securities and Exchange Commission issued Release 33-8568, which delayed the effective date to fiscal years beginning after June 15, 2005.

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

In connection with our acquisition of Spectra-Physics, we face several significant challenges in integrating the business and operations of Spectra-Physics with our own. We may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner. The acquisition of Spectra-Physics approximately doubled our size, including with respect to revenue, number of employees and facilities. The acquisition and integration of Spectra-Physics with our operations involves substantial risks, including:

•	our overall ability to integrate and manage Spectra-Physics’ operations, products and personnel;

•	our ability to integrate the products of Spectra-Physics so that they complement our own;

•	our ability to manufacture and sell the Spectra-Physics products;

•	a decline in the demand for the Spectra-Physics products in the marketplace;

•	our ability to retain and expand the customer base of Spectra-Physics;

•	customer dissatisfaction or performance problems with the Spectra-Physics products;

•	our ability to retain key personnel of Spectra-Physics;

•	our ability to expand our financial and management controls and reporting systems and procedures and information systems to integrate and manage Spectra-Physics;

•	our ability to maintain the competitiveness of Spectra-Physics and its products and technology in the marketplace; and

•	the need to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets obtained in the Spectra-Physics acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

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

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, metrology and wafer inspection equipment and sales of capital equipment to disk drive and integrated semiconductor device manufacturers. The semiconductor market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 25.8%, 33.4% and 38.0% of our consolidated net sales for the six months ended July 2, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 50.9%, 56.5% and 62.0% of our sales to this market for the six months ended July 2, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. No single customer in this market comprised 10% or more of our consolidated net sales in the six months ended July 2, 2005 or the year ended January 1, 2005. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

If we are delayed in introducing our new products into the marketplace, our operating results will suffer.

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

Our business is subject to risks inherent in conducting business internationally. For the six months ended July 2, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, our international revenues accounted for approximately 46.8%, 37.8% and 31.5%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and, subsequent to our acquisition of Spectra-Physics, in Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that, in particular, the proportion of our sales to Asian customers will increase as a result of the purchase of Spectra-Physics. Our international operations expose us to various risks, which include:

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting each year, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to rules and regulations promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

Spectra-Physics, which now constitutes over half of our business, is comprised of several separate operations with different systems and complex internal controls. In addition, because Spectra-Physics was a relatively small part of a much larger organization, their internal controls had not been subjected to extensive review in the past. As a result of these factors, our review of those internal controls over financial reporting is time-consuming and costly. While we currently believe that the internal control over financial reporting of Spectra-Physics is effective, we are still performing the system and process documentation and evaluation relating to Spectra-Physics needed to comply with Section 404 and, as permitted by the Securities and Exchange Commission, will not complete such work until the third quarter of 2005. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

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

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

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

Our operating income from international operations totaled $4.0 million for the six months ended July 2, 2005. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects the year-over-year comparability of our operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, British pound, Japanese yen, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the quarter ended July 2, 2005. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $32.8 million at July 2, 2005, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net income for either the quarter ended July 2, 2005 or first half of 2005.

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended July 2, 2005, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 3, 2005 – April 30, 2005	—	—	—	—
May 1, 2005 – May 28, 2005(3)	174,833	$13.72	174,833	3,439,338
May 29, 2005 – July 2, 2005(4)	3,220,300	$13.56	3,220,300	219,038

Totals	3,395,133	$13.57	3,395,133	219,038

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)

On April 30, 2003, we announced that our Board of Directors had approved a share repurchase program for the purchase of up to 3.9 million shares of our common stock, which represented 10% of our then-outstanding common stock. This program has no fixed expiration date but may be terminated by our Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. As of July 2, 2005, we had purchased a total of 3,680,962 shares of our common stock under this program and were authorized to purchase an additional 219,038 shares. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions.

(3)	The 174,833 shares purchased during the period of May 1, 2005 through May 28, 2005 were purchased in the open market under the share repurchase program described in footnote (2) above.

(4)	The 3,220,300 shares purchased during the period of May 29, 2005 through July 2, 2005 were purchased from Thermo Electron Corporation pursuant to a Stock Purchase Agreement dated June 29, 2005 under the share repurchase program described in footnote (2) above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 18, 2005. Of the 43,236,303 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 35,681,877 shares of common stock, representing 82.53% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following two proposals were presented and voted on at the meeting:

Proposal 1

To elect two nominees, Robert G. Deuster and Michael T. O’Neill, as Class I members of our Board of Directors. The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Robert G. Deuster	34,691,361	990,516
Michael T. O’Neill	34,947,193	734,684

Proposal 2

To approve the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005. Such appointment was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote
34,989,135	278,352	414,390	0

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Stock Purchase Agreement dated June 29, 2005 between the Registrant and Thermo Electron Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Stock Purchase Agreement dated June 29, 2005 between the Registrant and Thermo Electron Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.