Form 10-Q
period 2005-10-01
NEWPORT CORP
filed 2005-11-10
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of October 28, 2005, 39,940,060 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$103,005	$90,354	$299,871	$168,724
Cost of sales	59,309	62,422	174,690	113,265

Gross profit	43,696	27,932	125,181	55,459

Selling, general and administrative expense	25,964	26,873	76,202	45,922
Research and development expense	9,066	7,364	26,718	13,434

Operating income (loss)	8,666	(6,305)	22,261	(3,897)

Interest and other expense, net	(690)	(3,740)	(1,887)	(1,184)

Income (loss) from continuing operations before income taxes	7,976	(10,045)	20,374	(5,081)

Income tax provision	1,108	932	2,995	772

Income (loss) from continuing operations before extraordinary gain	6,868	(10,977)	17,379	(5,853)

Loss from discontinued operations, net of income tax benefit of $1,360, $0, $2,120 and $0, respectively	(9,123)	(7,554)	(15,177)	(8,830)
Extraordinary gain on settlement of litigation	—	—	2,891	—

Net income (loss)	$(2,255)	$(18,531)	$5,093	$(14,683)

Basic income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$0.17	$(0.26)	$0.42	$(0.15)
Loss from discontinued operations, net of income taxes	(0.23)	(0.18)	(0.37)	(0.22)
Extraordinary gain on settlement of litigation	—	—	0.07	—

Net income (loss)	$(0.06)	$(0.44)	$0.12	$(0.37)

Diluted income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$0.17	$(0.26)	$0.40	$(0.15)
Loss from discontinued operations, net of income taxes	(0.22)	(0.18)	(0.35)	(0.22)
Extraordinary gain on settlement of litigation	—	—	0.07	—

Net income (loss)	$(0.05)	$(0.44)	$0.12	$(0.37)

Shares used in the computation of income (loss) per share:
Basic	39,688	42,190	41,769	40,204
Diluted	41,094	42,190	43,245	40,204

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 1, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,428	$41,443
Marketable securities	30,879	66,739
Accounts receivable, net of allowance for doubtful accounts of $1,135 and $2,057, respectively	72,283	63,334
Notes receivable, net	4,420	6,891
Inventories	75,804	75,257
Prepaid expenses and other current assets	9,079	8,710
Assets of discontinued operations	7,453	18,400

Total current assets	232,346	280,774

Property and equipment, net	49,505	55,577
Goodwill	176,433	176,235
Intangible assets, net	51,391	54,420
Investments and other assets	9,624	11,462

	$519,299	$578,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$12,018	$17,186
Accounts payable	22,808	23,018
Accrued payroll and related expenses	19,786	20,619
Accrued expenses and other current liabilities	25,379	31,442
Accrued restructuring costs	1,485	2,672
Obligations under capital leases	76	161
Liabilities of discontinued operations	1,914	3,474

Total current liabilities	83,466	98,572

Long-term debt	49,914	46,716
Obligations under capital leases, less current portion	1,338	1,576
Accrued pension liabilities	10,743	11,410
Accrued restructuring costs and other liabilities	3,153	4,685

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,919,512 and 43,022,866 shares issued and outstanding, respectively	4,659	5,021
Capital in excess of par value	448,776	493,986
Deferred stock compensation	(461)	(1,379)
Accumulated other comprehensive income	3,207	8,470
Accumulated deficit	(85,496)	(90,589)

Total stockholders’ equity	370,685	415,509

	$519,299	$578,468

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2005	October 2, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,093	$(14,683)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,071	13,202
Provision for loss on disposal of assets of discontinued operations	9,182	—
Provision for losses on inventories	821	4,731
Investment write-down	454	1,419
Provision for restructuring	135	684
Gain on disposal of property and equipment	(411)	(173)
Provision for doubtful accounts	(540)	175
Extraordinary gain on settlement of litigation	(2,891)	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(9,825)	(10,334)
Inventories	(2,061)	9,141
Prepaid expenses and other current assets	(715)	293
Other assets and liabilities	(361)	143
Accounts payable	(609)	1,629
Accrued payroll and related expenses	(982)	4,534
Accrued expenses and other current liabilities	(6,162)	1,746
Accrued restructuring costs	(2,687)	(1,402)

Net cash provided by operating activities	3,512	11,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,951)	(2,714)
Proceeds from the sale of property and equipment	704	11
Purchase of marketable securities	(238,735)	(286,927)
Proceeds from the sale of marketable securities	273,543	493,841
Business acquisitions, net of cash acquired	—	(203,668)
Proceeds from sale of business and equity investments	1,849	—
Purchase of equity investments	—	(410)

Net cash provided by investing activities	30,410	133

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(185)	(287)
Short-term borrowings (repayments), net	769	1,843
Purchases of the Company’s common stock	(46,209)	—
Proceeds from the issuance of common stock under employee plans	4,288	3,468

Net cash provided by (used in) financing activities	(41,337)	5,024

Impact of foreign exchange rate changes on cash balances	(1,600)	53

Net increase (decrease) in cash and cash equivalents	(9,015)	16,315
Cash and cash equivalents at beginning of period	41,443	11,795

Cash and cash equivalents at end of period	$32,428	$28,110

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,238	$335
Income taxes paid (refunds received), net	$3,572	$(269)
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with business acquisition	$—	$48,079
Issuance of debt in connection with business acquisition	$—	$46,382

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2	ACQUISITION

In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes, and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronics manufacturing and analytical instrumentation for life and health sciences. The combination created a leading photonics company with an integrated technology mix.

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004.

The purchase price for Spectra-Physics, which resulted in the recognition of goodwill of $175.5 million, was determined by arms-length negotiation between management and Thermo Electron Corporation, Spectra-Physics’ former parent company, taking into account a number of factors, including the value of the assets, the historical and projected financial performance of Spectra-Physics and the valuations of certain recently acquired companies with comparable businesses and financial performance.

The aggregate purchase price was approximately $275.4 million, which consisted of approximately $174.9 million in cash, $48.1 million in common stock of the Company, $46.4 million in debt and $6.0 million in other costs, which primarily consisted of professional fees related to the acquisition. The cash portion of the purchase price paid at the closing of the transaction in July 2004 was $200 million; however, the purchase price was subject to a net asset adjustment, which resulted in a payment of approximately $25.1 million by Thermo Electron Corporation to the Company in the fourth quarter of 2004.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

Below is a summary of the final purchase price, assets acquired and liabilities assumed:

(In thousands, except share amounts)

Consideration paid:
Cash paid	$174,870
3,220,300 shares of common stock, valued based upon the average price two days before and after the measurement date	48,079
Debt ($50 million, 5% interest payable quarterly, principal due in full July 16, 2009, discounted to market value)	46,382
Other costs, primarily professional fees	6,078

$275,409

Assets acquired and liabilities assumed:
Current assets	$93,355
Goodwill	175,450
Purchased intangible assets (including in-process R&D of $0.3 million)	58,400
Other assets	37,142
Current liabilities	(77,516)
Long-term liabilities	(11,422)

$275,409

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

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a preliminary restructuring plan to consolidate certain locations. In connection with the finalization of the restructuring plan, which was completed in the third quarter of 2005, the Company adjusted the purchase price allocation recorded in 2004 against goodwill by approximately $0.2 million, which included a net reduction of certain accrued liabilities recorded on the acquisition date that were no longer required, a reduction of the estimated fair value recorded for fixed assets at certain closed facilities and an increase of certain incurred direct costs of the acquisition.

Identifiable intangible assets consisted of the following:

(In thousands)	Estimated Fair Value	Weighted Average Amortization Period	Estimated Annual Amortization
Developed technology	$24,500	10-16 years	$1,801
Customer relationships	19,500	10 years	1,950
Backlog	2,200	6 months	2,200

Amortizable purchased intangible assets	46,200

Trademark/tradename	11,900	Indefinite	—

	$58,100

Approximately $0.3 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and has no alternative future use and has been expensed.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

Supplemental Pro Forma Information

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of 2004. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the periods presented. The pro forma condensed combined statement of operations for the three and nine months ended October 2, 2004 includes the historical results of the Company, plus the historical results of Spectra-Physics for the three and nine months ended October 2, 2004:

(In thousands)	Three Months Ended October 2, 2004	Nine Months Ended October 2, 2004
Pro forma net sales	$96,995	$291,010
Pro forma income (loss) from continuing operations before extraordinary gain	(3,181)	4,172
Pro forma net loss	(10,735)	(4,658)
Pro forma basic net loss per share	(0.25)	(0.11)
Pro forma diluted net loss per share	(0.25)	(0.10)

NOTE 3	DISCONTINUED OPERATIONS

Following the acquisition of Spectra-Physics, the Company conducted a strategic review of all of its businesses and concluded that the Company’s robotic systems operations in Richmond, California were no longer core to the Company’s strategy. Consequently, in the first quarter of 2005, the Company’s Board of Directors approved a plan to sell these operations, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules. At that time, the Company classified its robotic systems operations as discontinued operations. In October 2005, the Company announced that it had entered into a definitive agreement to sell its robotic systems operations, and the Company expects to complete the sale in the fourth quarter of 2005. The robotic systems operations were included in the Company’s former Advanced Packaging and Automation Systems (APAS) Division.

In the third quarter of 2005, the Company determined that it would have ongoing cash flows with an identifiable component of this operation. Accordingly, the results of operations for this component for all periods presented have been reclassified into continuing operations. The remaining robotic systems operations have been accounted for as discontinued operations for all periods presented. The amounts of this component that were included in continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$1,230	$1,212	$3,585	$3,530
Income (loss) before income taxes	350	(56)	949	(393)

The net sales and loss before income taxes from the discontinued operations consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$1,804	$3,281	$7,321	$14,810
Loss before income taxes	(10,483)	(7,554)	(17,297)	(8,830)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

In the third quarter of 2005, the Company recorded a $9.2 million adjustment to reduce the carrying amount of the assets disposed to reflect the expected consideration for the sale, less estimated selling costs.

NOTE 4	DERIVATIVE INSTRUMENTS

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

There were no foreign exchange contracts outstanding as of October 1, 2005 or January 1, 2005.

NOTE 5	ACCOUNTS AND NOTES RECEIVABLE

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on the Company’s historical collections experience. The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, the Company revised its method of estimating its reserve based upon the Company’s historical collections experience. As a result of this revision, the allowance for doubtful accounts was reduced by approximately $0.7 million in the first quarter of 2005, which reduced selling, general and administrative expense for the nine months ended October 1, 2005 in the accompanying statement of operations.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks within Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At October 1, 2005 and January 1, 2005, total promissory notes receivable amounted to $4.4 million and $6.9 million, respectively. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At October 1, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheet were $2.1 million and $4.3 million, respectively.

NOTE 6	REVENUE RECOGNITION

The Company recognizes revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment from the Company’s facilities), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. However, if a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company does record the full cost of the product at the time of shipment. Revenues for training are deferred until the service is completed. Revenues for extended service contracts are recognized over the related contract periods.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

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

NOTE 7	STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income (loss) – reported	$(2,255)	$(18,531)	$5,093	$(14,683)
Employee compensation expense under fair value method	(2,051)	(4,242)	(5,568)	(11,380)

Net loss – pro forma	$(4,306)	$(22,773)	$(475)	$(26,063)

Basic net income (loss) per share – reported	$(0.06)	$(0.44)	$0.12	$(0.37)
Basic net loss per share – pro forma	(0.11)	(0.54)	(0.01)	(0.65)
Diluted net income (loss) per share – reported	$(0.05)	$(0.44)	$0.12	$(0.37)
Diluted net loss per share – pro forma	(0.10)	(0.54)	(0.01)	(0.65)
Shares used in computation of income (loss) per share:
Basic – reported and pro forma	39,688	42,190	41,769	40,204
Diluted– reported and pro forma	41,094	42,190	43,245	40,204

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of October 1, 2005, due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

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

Inventories consisted of the following:

(In thousands)	October 1, 2005	January 1, 2005
Raw materials and purchased parts	$34,271	$37,628
Work in process	19,655	19,481
Finished goods	21,878	18,148

	$75,804	$75,257

NOTE 10	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

(In thousands)	October 1, 2005	January 1, 2005
Deferred revenue	$8,237	$9,820
Accrued warranty obligations	4,553	4,890
Other	12,589	16,732

	$25,379	$31,442

NOTE 11	ACCRUED WARRANTY OBLIGATIONS

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision (based on historical experience) for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

The activity in accrued warranty obligations is as follows:

	Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004
Balance at beginning of year	$4,890	$523
Additions charged to cost of sales	3,958	1,663
Additions from business acquisition	—	4,504
Warranty claims	(4,295)	(1,526)

Balance at end of period	$4,553	$5,164

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 12	ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a preliminary restructuring plan to consolidate certain locations, which included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million in costs related to facility consolidations. In the third quarter of 2005, the Company finalized this plan, which included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs, resulting in a net increase of approximately $0.1 million from the preliminary plan. This increase resulted in an adjustment to goodwill of approximately $0.1 million.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873
Cash payments	(2,124)	(252)	(2,376)
Adjustments to restructuring plan	1,095	(971)	124

Accrued restructuring at October 1, 2005	$658	$1,963	$2,621

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At October 1, 2005 and January 1, 2005, $1.0 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $1.6 million and $2.8 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring the Company’s operating costs in line with its business outlook at that time. In the third quarter of 2005, the Company increased its estimate of the required liability for facility consolidations by $0.1 million to reflect revised estimates of reduced future sublease income.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at January 1, 2005	$833
Cash payments	(311)
Adjustments to restructuring plan	135

Accrued restructuring at October 1, 2005	$657

As of October 1, 2005, $0.7 million of facility-related costs remained accrued for under the Company’s 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2006 and 2008. At October 1, 2005 and January 1, 2005, $0.5 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities for both periods, in the accompanying consolidated balance sheets.

NOTE 13	SHORT-TERM OBLIGATIONS

At October 1, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (3.87% at October 1, 2005) plus 1.5%, at the Company’s option, and an unused line fee of 0.25% per year. At October 1, 2005, there were no balances outstanding under the line of credit, with $1.8 million available under the line, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks total 1.7 billion yen ($15.0 million at October 1, 2005) and expire as follows: $7.1 million on November 30, 2005, $5.3 million on March 18, 2006 and $2.6 million on June 30, 2008. The lines are not secured and bear interest at the prevailing bank rate. At October 1, 2005, the Company had $12.4 million outstanding and no amounts available for borrowing under these lines of credit. Approximately $9.8 million of the amount outstanding under these revolving lines of credit at October 1, 2005 was included in short-term obligations in the accompanying balance sheet, and approximately $2.6 million was included in long-term debt as the due date of this portion of the borrowings outstanding is on June 30, 2008.

The four other lines of credit with Japanese banks, which are used to sell notes receivable with recourse, total 800 million yen ($7.1 million at October 1, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At October 1, 2005, the Company had $2.1 million outstanding and $5.0 million available for the sale of notes receivable under these lines of credit. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of October 1, 2005 was 1.5%.

NOTE 14	STOCKHOLDER EQUITY TRANSACTIONS

In April 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. In May 2005, the Company purchased 174,833 shares of its common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, the Company purchased 3,220,300 shares of its common stock from Thermo Electron Corporation (“Thermo”) that were previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. The Company purchased the shares at a price of $13.56 per share for a total of $43.7 million. As of October 1, 2005, 219,038 shares remained available for purchase under the share repurchase program.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

In August 2005, the Company received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon the vesting of shares of restricted stock issued to them under the Company’s 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $13.71 per share for a total of $0.1 million.

NOTE 15	INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Interest and dividend income	$374	$375	$1,678	$2,974
Interest expense	(924)	(804)	(2,780)	(884)
Bank and portfolio asset management fees	(135)	(109)	(381)	(379)
Foreign exchange gains (losses), net	(35)	(74)	28	(20)
Losses on sales of marketable securities, net	(5)	(1,749)	(63)	(1,489)
Investment write-downs	—	(1,419)	(454)	(1,419)
Other income, net	35	40	85	33

	$(690)	$(3,740)	$(1,887)	$(1,184)

NOTE 16	ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income consisted of the following:

(In thousands)	October 1, 2005	January 1, 2005
Cumulative foreign currency translation gains	$3,536	$8,672
Unrealized losses on marketable securities	(329)	(202)

	$3,207	$8,470

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income (loss)	$(2,255)	$(18,531)	$5,093	$(14,683)
Foreign currency translation gain (loss)	1,245	1,192	(5,136)	899
Unrealized holding period gains (losses) arising during period	(79)	142	(190)	(1,579)
Less: reclassification adjustments for (gain) loss included in net income (loss)	5	1,749	63	1,489

	$(1,084)	$(15,448)	$(170)	$(13,874)

NOTE 17	EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

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

NOTE 18	NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary item	$6,868	$(10,977)	$17,379	$(5,853)
Loss from discontinued operations, net of income taxes	(9,123)	(7,554)	(15,177)	(8,830)
Extraordinary gain on settlement of litigation	—	—	2,891	—

Net income (loss)	$(2,255)	$(18,531)	$5,093	$(14,683)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding	39,842	42,352	41,944	40,305
Weighted unvested restricted stock outstanding	(154)	(162)	(175)	(101)

Denominator for basic net income (loss) per share:	39,688	42,190	41,769	40,204
Effect of dilutive securities:
Employee stock options	1,252	—	1,301	—
Restricted stock	154	—	175	—

Denominator for diluted net income (loss) per share:	41,094	42,190	43,245	40,204

Common stock equivalents 1,456 and 1,847 have been excluded from the denominator for purposes of calculating diluted loss per share for the three and nine months ended October 2, 2004, respectively, as their inclusion would be anti-dilutive due to the losses from continuing operations incurred.

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

Spectra-Physics was acquired by the Company on July 16, 2004. Accordingly, the pension plan information relating to Spectra-Physics for the three and nine months is presented from the acquisition date only. Pension plan information related to the Company’s other subsidiaries for the nine months ended October 2, 2004 is not included as such amounts were not material.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Service cost	$143	$99	$444	$99
Interest cost on benefit obligation	146	147	452	147
Expected return on plan assets	(34)	(58)	(105)	(58)

	$255	$188	$791	$188

NOTE 20	SEGMENT REPORTING

In 2005, in connection with the decision to divest its robotic systems operations, the Company realigned its business segments to eliminate the previously reported Advanced Packaging and Automation Systems Division. Portions of this division were reclassified into the Photonics and Precision Technologies Division and discontinued operations.

The results from all prior periods reflect this change in business segment reporting.

(In thousands)	Lasers	Photonics and Precision Technologies	Total
Three months ended October 1, 2005:
Sales to external customers	$42,746	$60,259	$103,005
Segment income	3,070	11,847	14,917
Three months ended October 2, 2004:
Sales to external customers	$39,194	$51,160	$90,354
Segment income	3,051	8,304	11,355

Nine months ended October 1, 2005:
Sales to external customers	$131,327	$168,544	$299,871
Segment income	10,765	28,835	39,600
Nine months ended October 2, 2004:
Sales to external customers	$39,194	$129,530	$168,724
Segment income	3,051	15,749	18,800

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2005

The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Segment income	$14,917	$11,355	$39,600	$18,800
Integration-related charges to cost of sales	—	(8,565)	—	(8,565)
Unallocated operating expenses	(6,251)	(7,957)	(17,339)	(12,904)
Restructuring, impairment, integration and other charges	—	(1,138)	—	(1,228)
Interest and other expense, net	(690)	(3,740)	(1,887)	(1,184)

Income (loss) from continuing operations before income taxes	$7,976	$(10,045)	$20,374	$(5,081)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances, including statements regarding our expected net sales, gross margins, selling, general and administrative expense, research and development expense, interest and other expense, net, income taxes, cash balances, working capital position, and future cash flows are forward-looking statements.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under the subheading “RISKS RELATING TO OUR BUSINESS” on pages 32 through 41 of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the year ended January 1, 2005. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three and nine month periods ended October 1, 2005 and October 2, 2004. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2005.

Acquisition

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures high-power solid-state, gas and dye lasers, high-power laser diodes and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronic manufacturing and analytical instrumentation for life and health sciences. The combination created a leading photonics company with an integrated technology mix. The transaction was accounted for using the purchase method. Our results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004.

Discontinued Operations

Following the acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that the Company’s robotic systems operations in Richmond, California were no longer core to our strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules. At that time, we classified our robotic systems operations as discontinued operations. In October 2005, we announced that we had entered into a definitive agreement to sell our robotic systems operations, and we expect to complete the sale in the fourth quarter of 2005. The robotic systems operations were included in our former Advanced Packaging and Automation Systems (APAS) Division.

In the third quarter of 2005, we determined that we would have ongoing cash flows with an identifiable component of this operation. Accordingly, the results of operations for this component for all periods presented have been reclassified into continuing operations. The remaining robotic systems operations have been accounted for as discontinued operations for all periods presented. The amounts of this component that were included in continuing operations are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$1,230	$1,212	$3,585	$3,530
Income (loss) before income taxes	350	(56)	949	(393)

The net sales and loss before income taxes from the discontinued operations consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	$1,804	$3,281	$7,321	$14,810
Loss before income taxes	(10,483)	(7,554)	(17,297)	(8,830)

In the third quarter of 2005, we recorded a $9.2 million adjustment to reduce the carrying amount of the assets disposed to reflect the expected consideration for the sale, less estimated selling costs.

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

Stockholders Equity Transactions

In May 2005, we purchased an aggregate of 174,833 shares of our common stock at an average price of $13.72 per share for a total of $2.4 million. In June 2005, we purchased 3,220,300 shares of our common stock from Thermo Electron Corporation (“Thermo”) that we previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. We purchased the shares at a price of $13.56 per share for a total of $43.7 million. In August 2005, we received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon vesting of shares of restricted stock issued to them under our 2001 Stock Incentive Plan. At the time, they were received, these shares had a value of $13.71 per share for a total of $0.1 million.

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

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment from our facilities), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is probable. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. However, if a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of the installation; however, we record the full cost of the product at the time of shipment. We defer revenues for training until the service is completed. We recognize revenue for extended service contracts over the related contract periods.

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

Accounts and Notes Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, we revised our method of estimating our reserve based upon our historical collections experience. As a result of this revision, our allowance for doubtful accounts was reduced by approximately $0.7 million in the first quarter of 2005, which reduced selling, general and administrative expense for the nine months ended October 1, 2005 in the accompanying statement of operations.

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment date of the promissory notes is generally 90 days from the original receivable due date. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks within Japan with which we do business. Such transactions are conducted in the ordinary course of business. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At October 1, 2005 and January 1, 2005, total promissory notes receivable amounted to $4.4 million and $6.9 million, respectively. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At October 1, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations were $2.1 million and $4.3 million, respectively.

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

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision (based on historical experience) for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We recorded a valuation reserve in the third quarter of 2002 against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, we did not recognize any tax benefit on the losses recorded in 2004 and recorded a valuation allowance against deferred tax assets for the first nine months of 2005. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

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

We are subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue charges for probable exposures. During 2004, we concluded a number of tax examinations with favorable results. Therefore, during the annual evaluation of tax positions for 2004, we decreased the amount previously accrued for probable exposures. At October 1, 2005, we believe that we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, we approved a preliminary restructuring plan to consolidate certain locations, which included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million in costs related to facility consolidations. In the third quarter of 2005, we finalized this plan, which included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs, resulting in a net increase of approximately

$0.1 million from the preliminary plan. This increase resulted in an adjustment to goodwill of approximately $0.1 million.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which primarily involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at January 1, 2005	$1,687	$3,186	$4,873
Cash payments	(2,124)	(252)	(2,376)
Adjustments to restructuring plan	1,095	(971)	124

Accrued restructuring at October 1, 2005	$658	$1,963	$2,621

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At October 1, 2005 and January 1, 2005, $1.0 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $1.6 million and $2.8 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time. In the third quarter of 2005, we increased our estimate of the required liability for facility consolidations by $0.1 million to reflect revised estimates of reduced future sublease income.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at January 1, 2005	$833
Cash payments	(311)
Adjustments to restructuring plan	135

Accrued restructuring at October 1, 2005	$657

As of October 1, 2005, $0.7 million of facility-related costs remained accrued for under the Company’s 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2006 and 2008. At October 1, 2005 and January 1, 2005, $0.5 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and were included in current liabilities in accrued restructuring costs, and $0.2 million of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities for both periods, in the accompanying consolidated balance sheets.

Results of Operations for the Three and Nine Months Ended October 1, 2005 and October 2, 2004

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	69.1	58.3	67.1

Gross profit	42.4	30.9	41.7	32.9

Selling, general and administrative expense	25.2	29.7	25.4	27.2
Research and development expense	8.8	8.2	8.9	8.0

Operating income (loss)	8.4	(7.0)	7.4	(2.3)

Interest and other expense, net	(0.7)	(4.1)	(0.6)	(0.7)

Income (loss) from continuing operations before income taxes	7.7	(11.1)	6.8	(3.0)

Income tax provision	1.1	1.0	1.0	0.5

Income (loss) from continuing operations before extraordinary gain	6.6	(12.1)	5.8	(3.5)

Loss from discontinued operations, net of income taxes	(8.9)	(8.4)	(5.1)	(5.2)
Extraordinary gain on settlement of litigation	—	—	1.0	—

Net income (loss)	(2.3)%	(20.5)%	1.7%	(8.7)%

Net Sales

Net sales for the quarter ended October 1, 2005 were $103.0 million, an increase of $12.6 million, or 13.9%, compared with the corresponding period of 2004. Net sales for the nine months ended October 1, 2005 were $299.9 million, an increase of $131.2 million, or 77.8%, compared with the corresponding period of 2004.

The net sales increase of $12.6 million in the third quarter of 2005 compared with the same period of 2004 was due primarily to stronger overall market conditions in the microelectronics and scientific research, aerospace and defense/security markets, offset in part by reduced sales to life and health sciences customers. Our sales to the microelectronics market in the 2005 period included $8.1 million in sales to a computer peripherals manufacturer of automated systems used in its manufacturing process. This increase was also due to the inclusion of a complete quarter of Spectra-Physics’ sales in our results of operations for the third quarter of 2005, compared with the third quarter of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004.

The net sales increase of $131.2 million in the first nine months of 2005 compared with the same period of 2004 was due primarily to the inclusion of a full nine months of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $169.0 million in the first nine months of 2005, an increase of $118.8 million compared with the comparable period of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004. In addition, net sales by our existing businesses increased by a total of $12.4 million, or 10.5%, in the first nine months of 2005 compared with the same period of 2004, due primarily to higher sales to a computer peripherals manufacturer of automated systems used in its manufacturing process, as well as stronger overall sales to other microelectronics customers.

Net sales to the scientific research, aerospace and defense/security markets in the quarter ended October 1, 2005 were $38.9 million, an increase of $4.6 million, or 13.4%, compared with the same period of 2004. This increase was due primarily to stronger sales of laser products to these markets, and to the inclusion of a complete quarter of

Spectra-Physics’ sales for the third quarter of 2005, offset in part by decreases in sales to these markets by our existing businesses. Our net sales to these markets for the nine months ended October 1, 2005 totaled $115.7 million, an increase of $53.6 million, or 86.3%, compared with the same period of 2004. The increase in sales to these markets in the nine months ended October 1, 2005 was due primarily to the inclusion of a full nine months of sales by our Spectra-Physics businesses. Spectra-Physics contributed $72.9 million in sales to these markets in the first nine months of 2005, an increase of $53.5 million compared with the first nine months of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004. Net sales of our existing businesses for the nine months ended October 1, 2005 were flat compared with the same period in 2004.

Net sales to the microelectronics market for the three months ended October 1, 2005 were $34.0 million, an increase of $8.7 million, or 34.4%, compared with the same period of 2004. The increase in the third quarter of 2005 was due primarily to a sales increase of $8.5 million to this market by our existing businesses, and to the inclusion of a complete quarter of Spectra-Physics’ sales for the third quarter of 2005. Our net sales to this market for the nine months ended October 1, 2005 totaled $86.5 million, an increase of $32.6 million, or 60.5%, compared with the same period of 2004. The increase in the nine months ended October 1, 2005 compared with the prior year period was due primarily to the inclusion of a full nine months of sales by our Spectra-Physics businesses. Spectra-Physics contributed $34.2 million in sales to this market in the first nine months of 2005, an increase of $22.8 million compared with the first nine months of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004. In addition, our existing businesses saw increases in sales to this market totaling $9.8 million compared with the prior year period. The increases in our existing businesses for both periods were due primarily to a large sale to a computer peripherals manufacturer of automated systems used in its manufacturing process, offset in part by continued significantly reduced demand by semiconductor manufacturers for capital equipment on a year-over-year basis as a result of the cyclical downturn in this market.

Net sales to the life and health sciences market for the three months ended October 1, 2005 were $13.6 million, a decrease of $2.1 million, or 13.4%, compared with the same period of 2004. The decrease in the third quarter of 2005 compared with the prior year period was due primarily to the timing of shipments of products to customers in this market. Our net sales to this market for the nine months ended October 1, 2005 totaled $46.5 million, an increase of $23.0 million, or 97.9%, compared with the same period of 2004. The increase in the nine months ended October 1, 2005 was due primarily to the inclusion of a full nine months of sales by our Spectra-Physics businesses. Spectra-Physics contributed $33.6 million in sales to this market in the first nine months of 2005, an increase of $22.4 million compared with the first nine months of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004.

Net sales to our other end markets for the three months ended October 1, 2005 were $16.5 million, an increase of $1.4 million, or 9.3%, compared with the same period of 2004. These increases were due primarily to higher sales to this market of photonics component products in the third quarter of 2005, which included a full quarter of sales by our Spectra-Physics businesses compared with the 2004 period. Our net sales to these markets for the nine months ended October 1, 2005 totaled $51.2 million, an increase of $22.0 million, or 75.3%, compared with the same period of 2004. The increase in the nine month period was due primarily to the inclusion of a full nine months of sales by our Spectra-Physics businesses. Spectra-Physics contributed $28.3 million in sales to this market in the first nine months of 2005, an increase of $20.1 million compared with the first nine months of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004. In addition, in the nine months ended October 1, 2005, our existing businesses saw increases in sales to these markets totaling $1.9 million, or 9.0%, due primarily to strong overall market conditions.

Domestic and international sales by end market were as follows:

Domestic Sales:	Three Months Ended
(In thousands)	October 1, 2005	October 2, 2004	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$19,333	$18,221	$1,112	6.1%
Microelectronics	19,928	19,104	824	4.3
Life and health sciences	8,317	10,120	(1,803)	(17.8)
Other end markets	6,429	4,572	1,857	40.6

	$54,007	$52,017	$1,990	3.8%

International Sales:	Three Months Ended
(In thousands)	October 1, 2005	October 2, 2004	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$19,519	$16,061	$3,458	21.5%
Microelectronics	14,037	6,140	7,897	128.6
Life and health sciences	5,324	5,612	(288)	(5.1)
Other end markets	10,118	10,524	(406)	(3.9)

	$48,998	$38,337	$10,661	27.8%

Domestic Sales:	Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$55,169	$33,744	$21,425	63.5%
Microelectronics	58,380	45,837	12,543	27.4
Life and health sciences	27,632	16,951	10,681	63.0
Other end markets	18,576	11,391	7,185	63.1

	$159,757	$107,923	$51,834	48.0%

International Sales:	Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$60,545	$28,370	$32,175	113.4%
Microelectronics	28,111	8,103	20,008	246.9
Life and health sciences	18,853	6,491	12,362	190.4
Other end markets	32,605	17,837	14,768	82.8

	$140,114	$60,801	$79,313	130.4%

Geographically, net sales to international customers were as follows:

	Three Months Ended
(In thousands)	October 1, 2005	October 2, 2004	Increase	Percentage Increase
Europe	$19,794	$18,347	$1,447	7.9%
Pacific Rim	24,049	15,792	8,257	52.3
Other	5,155	4,198	957	22.8

	$48,998	$38,337	$10,661	27.8%

	Nine Months Ended
(In thousands)	October 1, 2005	October 2, 2004	Increase	Percentage Increase
Europe	$63,485	$31,885	$31,600	99.1%
Pacific Rim	61,931	21,933	39,998	182.4
Other	14,698	6,983	7,715	110.5

	$140,114	$60,801	$79,313	130.4%

The increase in sales to international customers for the third quarter of 2005 was due primarily to higher sales to a computer peripherals manufacturer of automated systems used in its manufacturing process, as well as stronger overall sales in the scientific research, aerospace and defense/security markets. In addition, international sales by our Spectra-Physics businesses increased by $2.1 million compared with the third quarter of 2004. The increase in sales to international customers for the nine months ended October 1, 2005 was due primarily to the inclusion of a full nine months of sales by our Spectra-Physics businesses. Spectra-Physics contributed $88.8 million in international sales in the first nine months of 2005, an increase of $62.2 million compared with the first nine months of 2004, which only included Spectra-Physics’ sales from the date of acquisition on July 16, 2004. In addition, our existing businesses saw international sales increases for the nine months ended October 1, 2005 totaling $17.1 million, or 50.0%, compared with the corresponding 2004 period. This increase was also due primarily to the higher sales to a computer peripherals manufacturer as discussed above.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the three months or nine months ended October 1, 2005 compared with the corresponding 2004 periods.

We expect our net sales in the fourth quarter of 2005 to be slightly higher than the third quarter level. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will increase in the fourth quarter of 2005 compared with the third quarter of 2005. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to be flat to slightly higher in the fourth quarter of 2005 compared with the third quarter of 2005. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.

We expect our sales to the life and health sciences market for the fourth quarter of 2005 to be slightly higher compared with the third quarter of 2005. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to our concentration of significant OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin was 42.4% and 30.9% for the three months ended October 1, 2005 and October 2, 2004, respectively, and 41.7% and 32.9% for the nine months ended October 1, 2005 and October 2, 2004, respectively. Gross margin for both the three and nine month periods in 2005 was positively impacted compared with the same periods in 2004 due to the higher absorption of fixed overhead resulting from the increased sales levels, and to the benefits from the divestiture of our low-margin manufacturing operations in Oroville, California, which we completed early in the third quarter of 2005.

In addition, gross margin for the three and nine months ended October 2, 2004 was negatively impacted by charges we recorded in both periods to cost of sales for acquisition, integration and other items. These charges did not recur in the comparable 2005 periods. These charges included a charge of $6.7 million related to the sale of acquired inventory that had been written up to an amount that included a normal selling margin in accordance with SFAS No. 141, Business Combinations, and sold during the third quarter of 2004, and an impairment charge of $1.5 million for an intellectual property intangible asset that we previously purchased from a third party, and we deemed to be non-strategic as a result of the acquisition of Spectra-Physics.

We expect our gross margin in the fourth quarter of 2005 to be slightly higher than the third quarter of 2005 due to the higher expected sales levels and increased manufacturing efficiencies resulting from our integration actions.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $26.0 million, or 25.2% of net sales, and $26.9 million, or 29.7% of net sales, for the three months ended October 1, 2005 and October 2, 2004, respectively. In the three months ended October 1, 2005, SG&A expense decreased by $0.9 million, or 3.3%, compared with the same period in 2004. SG&A expense in the third quarter of 2004 included approximately $2.9 million in acquisition, integration and restructuring charges that did not recur in 2005. This decrease was offset in part by approximately $1.9 million of increased SG&A expense resulting from the inclusion of Spectra-Physics businesses for a complete quarter, compared with the third quarter of 2004, which only included SG&A expense for Spectra-Physics from the acquisition date of July 16, 2004.

SG&A expense for the nine months ended October 1, 2005 and October 2, 2004 totaled $76.2 million, or 25.4% of net sales, and $45.9 million, or 27.2% of net sales, respectively, an increase of $30.3 million. Approximately $25.9 million of this increase was attributable to the inclusion of a full nine months of Spectra-Physics SG&A expense for which there were no comparable amounts in 2004 prior to the July 16, 2004 acquisition date. The remainder of this increase was attributable primarily to an increase in variable selling expenses and incentive compensation associated with higher sales volume, the amortization of acquired intangible assets related to the Spectra-Physics acquisition, and increased accounting, auditing and tax services fees due to our increased size and compliance with Section 404 of the Sarbanes-Oxley Act for Spectra-Physics.

We expect that SG&A expense will be slightly higher in the fourth quarter of 2005 compared with the third quarter of 2005. In general, we expect that SG&A expense will vary as a percentage of sales in the future on an inverse basis with our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $9.1 million, or 8.8% of net sales, and $7.4 million, or 8.2% of net sales, for the three months ended October 1, 2005 and October 2, 2004, respectively. The year-over-year increase of $1.7 million, or 23.0%, was due primarily to our continued strategic investment in R&D.

R&D expense totaled $26.7 million, or 8.9% of net sales, and $13.4 million, or 8.0% net sales, for the nine months ended October 1, 2005 and October 2, 2004, respectively. Approximately $11.9 million of this $13.3 million year-over-year increase was attributable to the inclusion of a full nine months of Spectra-Physics R&D expense for which there were no comparable amounts in 2004 prior to the July 16, 2004 acquisition date.

We expect that R&D expense in the fourth quarter of 2005 will be slightly higher than the third quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future on an inverse basis with our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these fluctuations will likely not be in proportion to the changes in net sales.

Interest and Other Expense, Net

Interest and other expense, net for the three and nine months ended October 1, 2005 totaled $0.7 million and $1.9 million, respectively. Interest and other expense, net for the three and nine months ended October 2, 2004 totaled $3.7 million and $1.2 million, respectively. For the three month period, the year-over-year decrease was due primarily to the negative impact of charges recorded in the third quarter of 2004, including a charge of $1.7 million for losses on sale of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for the Spectra-Physics acquisition, and a charge of $1.4 million for the loss on a minority interest investment that incurred an other-than-temporary reduction in value.

In addition to the items noted above, for the nine months ended October 1, 2005, we recorded higher interest expense compared with the prior year period, due primarily to interest expense on the debt we issued in connection with the acquisition of Spectra-Physics in July 2004, and interest expense on lines of credit we assumed in connection with the acquisition. Also, as a result of cash paid in connection with the acquisition, our average cash and marketable securities balances were significantly lower during the nine months ended October 1, 2005 compared with the prior year periods, resulting in lower interest income earned. In addition, due to rising interest rates, we realized lower gains on sales of marketable securities during the 2005 period and our portfolio shifted to a net unrealized loss position.

We expect to incur interest and other expense, net in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities. In the first nine months of 2005, we used $46.2 million to purchase shares of our common stock. As a result, we expect interest income in future periods to be lower due to our lower cash balances. The overall level of such interest income will fluctuate period to period based on our cash balances and market interest rates.

Income Taxes

The effective tax rate from continuing operations for the three and nine months ended October 1, 2005 was an expense of 13.9% and 14.7%, respectively, compared with an expense of 9.3% and 15.2% in the corresponding prior year periods. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As a result, for the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Overall, we expect our tax rate in the fourth quarter of 2005 to be slightly higher than the tax rate in the third quarter of 2005.

Liquidity and Capital Resources

Net cash provided by our operating activities of $3.5 million for the nine months ended October 1, 2005 was attributable primarily to cash provided by our results of operations, offset in part by an increase in accounts and notes receivable as a result of higher sales at the end of the third quarter, an increase in inventory and a decrease in accrued expenses (including incentive compensation and restructuring costs) due primarily to the timing of payments.

Net cash provided by investing activities of $30.4 million for the nine months ended October 1, 2005 consisted of net proceeds from the sale of marketable securities of $34.8 million and proceeds of $1.8 million from the sale of businesses and equity investments, offset in part by net purchases of property and equipment of $6.2 million.

Net cash used in financing activities of $41.3 million for the nine months ended October 1, 2005 consisted of payments totaling $46.2 million to purchase shares of our common stock as discussed below and payments of $0.2 million for capital lease obligations, offset in part by proceeds of $4.3 million received from the issuance of common stock in connection with stock option and employee stock purchase plans, and short-term borrowings of $0.8 million.

At October 1, 2005, we had cash and cash equivalents of $32.4 million and marketable securities of $30.9 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At October 1, 2005, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2005. Certain of the marketable securities that are being managed by the lending institution collateralize the line of credit. The line bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (3.87% at October 1, 2005) plus 1.5%, at our option, and an unused line fee of 0.25% per year. At October 1, 2005, there were no balances outstanding under the line of credit, with $1.8 million available under the line, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks total 1.7 billion yen ($15.0 million at October 1, 2005) and expire as follows: $7.1 million on November 30, 2005, $5.3 million on March 18, 2006 and $2.6 million on June 30, 2008. The lines are not secured and bear interest at the prevailing bank rate. At October 1, 2005, we had $12.4 million outstanding and no amounts available for borrowing under these lines of credit. Approximately $9.8 million of the amount outstanding under these revolving lines of credit at October 1, 2005 was included in short-term obligations in the accompanying balance sheet, and approximately $2.6 million was included in long-term debt as the due date of this portion of the outstanding borrowings is June 30, 2008.

The four other lines of credit with Japanese banks, which are used to sell notes receivable with recourse, total 800 million yen ($7.1 million at October 1, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At October 1, 2005, we had $2.1 million outstanding and $5.0 million available for the sale of notes receivable under these lines of credit. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of October 1, 2005 was 1.5%.

In April 2003, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of our then-outstanding stock. In May 2005, we purchased 174,833 shares of our common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, we purchased 3,220,300 shares of our common stock from Thermo that we previously issued to Thermo as part of the consideration for the acquisition of Spectra-Physics in July 2004. We purchased the shares at a price of $13.56 per share for a total of $43.7 million. As of October 1, 2005, 219,038 shares remain available for purchase under the share repurchase program. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

In August 2005, we received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon the vesting of shares of restricted stock issued to them under our 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $13.71 per share for a total of $0.1 million.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risks Relating To Our Business,” on pages 32-41), and there can be no assurance that we will not require additional funding in the future.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the period in which the related employee services are rendered. We are currently assessing the impact that the adoption of SFAS No. 123R will have on our consolidated results of operations. Although the assessment is ongoing, management believes that the impact of the adoption of SFAS No. 123R will be material to our consolidated results of operations, but that it will have no impact on our overall financial position. If we had applied the provisions of SFAS No. 123R to the financial statements for the three and nine months ended October 1, 2005, our net loss for the three months ended October 1, 2005 would have been increased by approximately $2.1 million, and our net income for the nine months ended October 1, 2005 would have been reduced by approximately $5.6 million. However, due to the alternative option pricing models and assumptions, the lower numbers of options granted in recent years, and the lower valuations of such options compared with options granted previously, this figure may not be representative of the impact on our future results of operations. In April 2005, the Securities and Exchange Commission issued Release 33-8568, which delayed the effective date to fiscal years beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The retrospective method would be applied to all prior years in which SFAS No. 123 was effective. We are currently evaluating these transition methods.

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

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:

•	fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor industry), levels of government funding available to our customers, and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	variations in the mix of products we sell in each of the markets in which we do business;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	market acceptance of any new or enhanced versions of our products;

•	the availability and cost of key components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	our ability to retain and attract key employees;

•	timing of new product introductions by our competitors;

•	fluctuations in foreign currency exchange rates; and

•	our levels of expenses.

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

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 28.8%, 33.4% and 38.0% of our consolidated net sales for the nine months ended October 1, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 51.2%, 56.5% and 62.0% of our sales to this market for the nine months ended October 1, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. No single customer in this market comprised 10% or more of our consolidated net sales in the nine months ended October 1, 2005 or the year ended January 1, 2005. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

Our business has recently grown significantly as a result of the acquisition of Spectra-Physics, and this growth has caused and will likely continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial operating and administrative systems and controls, and continue managing headcount, capital and operating processes in an efficient manner. Our productivity and the quality of our products may be adversely affected if we do not efficiently and effectively integrate and train our new employees and coordinate among larger and more complex management, engineering, finance, marketing, sales and customer support organizations. In addition, our information technology systems may not be capable of processing the information demands placed on them by a much larger company. Our efforts to expand our information technology systems or our inability to do so could negatively impact our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount, thus negatively impacting our profitability.

Any future growth may require significant additional resources given that, if we increase our business operations in complexity and scale, our current management capabilities and internal resources may be insufficient to manage our growth and business effectively. We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these potential resource needs. Also, as we assess our resources following any acquisitions we may make, we will likely determine that redundancy in certain areas will require consolidation of these resources. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures. If we are unable to manage our growth effectively, if we experience a shortfall in resources, or if we must take additional restructuring charges, our results of operations will be harmed.

Difficulties in executing our acquisitions could adversely impact our business.

The Spectra-Physics acquisition, which we completed in July 2004, is the largest acquisition we have completed, and the complex process of integrating Spectra-Physics required significant resources. We continue to face ongoing business challenges that primarily include the geographic dispersion of our operations and realizing the potential benefits of the combined company’s expanded product line in our end markets. Although the integration of Spectra-Physics is complete, we will continue to incur cash outflows and charges and additional costs related to this acquisition.

We have spent and will continue to spend significant resources identifying and acquiring businesses, and the efficient and effective integration of our acquired businesses into our organization is critical to our growth. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating marketing demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our ability to retain key customers and employees of an acquired company.

Our failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

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

Our business is subject to risks inherent in conducting business internationally. For the nine months ended October 1, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, our international revenues accounted for approximately 46.7%, 37.8% and 31.5%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and, subsequent to our acquisition of Spectra-Physics, in Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase as a result of the purchase of Spectra-Physics. Our international operations expose us to various risks, which include:

•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•	compliance with multiple and potentially conflicting regulatory requirements including export requirements, tariffs and other trade barriers;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency fluctuations;

•	differing protection of intellectual property;

•	difficulties in staffing and managing each of our individual foreign operations;

•	increased risk of exposure to terrorist activities; and

•	trade restrictions and licensing requirements.

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

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, and we have recently experienced attrition in certain management, engineering and product marketing position. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.

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

Spectra-Physics, which now constitutes over half of our business, is comprised of several separate operations with different systems and complex internal controls. In addition, because Spectra-Physics was a relatively small part of a much larger organization, their internal controls had not been subjected to extensive review in the past. As a result of these factors, our review of those internal controls over financial reporting is time-consuming and costly. While we currently believe that the internal control over financial reporting of Spectra-Physics is effective, we are still performing the system and process documentation and evaluation relating to Spectra-Physics needed to comply with Section 404 and will not complete such work until the end of 2005. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income (loss) in our statement of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years.

Our operating income from international operations totaled $5.3 million for the nine months ended October 1, 2005. As currency exchange rates change, translation of the income statements of international operations into U.S. dollars affects the year-over-year comparability of our operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, Japanese yen, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net loss for the quarter ended October 1, 2005. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our investments in marketable securities, which totaled $30.9 million at October 1, 2005, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net income (loss) for either the three or nine months ended October 1, 2005.

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

PART II – OTHER INFORMATION

ITEM 5.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended October 1, 2005, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3, 2005 – July 30, 2005	—	—	—	—

July 31, 2005 – August 27, 2005(2)	9,293	$13.71	—	—

August 28, 2005 – October 1, 2005	—	—	—	—

Totals	9,293	$13.71	—	—

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	In August 2005, we received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon the vesting of shares of restricted stock issued to them under our 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $13.71 per share for a total of $0.1 million.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2005	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.