Form 10-K
period 2005-12-31
NEWPORT CORP
filed 2006-03-16
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of January 31, 2006, 40,242,921 shares of the registrant’s sole class of common stock were outstanding. As of January 31, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $556 million, calculated based upon the closing price of our common stock as reported by the Nasdaq Stock Market on July 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2006 are incorporated by reference into Part III of this Annual Report on

Form 10-K.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

General Description of Business

We are a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics manufacturing, aerospace and defense/security, life and health sciences, industrial manufacturing and communications.

In July 2004, we acquired Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. At the time of the acquisition, we established Spectra-Physics’ laser and laser-related technology business as our new Lasers Division, and we combined Spectra-Physics’ photonics businesses with the existing businesses that comprised our former Industrial and Scientific Technologies Division to create our new Photonics and Precision Technologies Division.

Following the acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations. At that time, we classified our robotic systems operations as discontinued operations. We completed the sale of these operations in December 2005. The robotic systems operations represented a substantial portion of our former Advanced Packaging and Automation Systems (APAS) Division. As a result of our decision to divest these operations, we realigned our business segments to include all remaining operations of our former APAS Division within our Photonics and Precision Technologies Division. Accordingly, our operations are now conducted through two divisions, our Lasers Division and our Photonics and Precision Technologies Division.

Through our Lasers Division and our Photonics and Precision Technologies Division, we provide a broad product portfolio to our targeted customer end markets: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment and computer peripherals customers); life and health sciences; and all other end markets (which include general industrial and communications customers). This extensive portfolio enables us to offer our customers an end-to-end resource for products that make, manage and measure light. We provide:

•	solid-state, gas and dye lasers, high-power diode lasers, ultrafast laser systems and laser technology used in a wide array of applications, including scientific research, industrial and microelectronics manufacturing and life and health sciences;

•	components and integrated subsystems to manufacturers of semiconductor processing equipment, biomedical instrumentation and medical devices;

•	advanced automated assembly systems to manufacturers of communications and electronics devices; and

•	a broad array of high-precision systems, components and instruments to commercial, academic and government customers worldwide.

Our products leverage our expertise in laser technology, photonics instrumentation, precision automation, sub-micron positioning systems, vibration isolation and optical subsystems, and are designed to enhance the capabilities and productivity of our customers’ manufacturing, engineering and research applications. We have established a business team, comprised of technical and operations specialists, which is charged with designing, developing and manufacturing systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific applications requirements of our original equipment manufacturer (OEM) and selected end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers accelerate the time to market and enhance the performance of their equipment or instrumentation products.

For nearly four decades we have serviced the needs of research laboratories for precision equipment. Since 1991, we have acquired a number of companies to expand our product offerings, technology base and geographic presence. Through these acquisitions and our internal development efforts, we have evolved from a provider of discrete components and instruments for research applications to a company that manufactures both components and integrated systems for research and commercial applications. During 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. Our acquisition of Spectra-Physics in 2004 significantly increased the scope of our expertise and product offerings in our target customer end markets, and approximately doubled our size with respect to revenue, number of employees and facilities. We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will provide us with key technologies, give us access to new markets or otherwise further our strategic objectives. Conversely, from time to time, we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Overview” below, and Notes 2 and 3 of the Notes to Consolidated Financial Statements beginning on page F-14 of this Annual Report on Form 10-K.

Products and Services

We develop and sell a broad range of lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our products are used in mission-critical applications in industries including microelectronics manufacturing, aerospace and defense/security, life and health sciences and industrial manufacturing. We also provide high-performance lasers, components, instruments and subsystems to commercial, academic and governmental research institutions worldwide.

Lasers Division

Our Lasers Division offers a broad array of laser technology products and services with diverse applications to OEM and end-user customers in the scientific research, microelectronics, life and health sciences and industrial manufacturing markets. Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, diode lasers, high-energy pulsed lasers, tunable lasers, air-cooled ion lasers, water-cooled ion lasers and nitrogen lasers. We have established close relationships with OEM customers involved in microelectronics, life and health sciences and industrial manufacturing. In addition to supplying our existing lasers and laser systems to these customers, we also work closely with our OEM and industrial customers to develop laser and laser system designs optimized for their product and technology roadmaps. We offer our end-user customers a full range of laser technology solutions and accessories, from complex laser systems to gas and diode lasers.

Markets and Applications

The breadth of our laser technology addresses a wide range of markets and applications. These include scientific research, microelectronics, life and health sciences, image recording and graphics, aerospace and defense/security, industrial manufacturing, marking and engraving.

•	Scientific Research. We are one of the world’s leading suppliers of scientific lasers, with a forty-five year history of working closely with the research community to pioneer new applications and technologies. Today, as a leader in laser technology, we continue to break new ground in a variety of scientific research areas, including spectroscopy, ultrafast phenomena, multiphoton microscopy, terahertz imaging, optical coherence tomography, laser induced fluorescence, light detection and ranging, nonlinear optics, particle imaging velocimetry and laser cooling.

•	Microelectronics. Laser technology addresses a wide range of vital applications in the microelectronics market, and is a key enabler of the industry roadmap driving smaller feature sizes with the increased functionalities needed for next-generation consumer technology products, including cellular phones, personal digital assistants and digital cameras. Our diode-pumped solid-state and ultrafast lasers and air-cooled ion lasers are used in disk drive manufacturing, wafer inspection and metrology, memory repair, lithography, wafer and component marking and resistor trimming, as well as in printed circuit board and flat panel display manufacturing applications.

•	Life and Health Sciences. Laser technology is widely used in the life and health sciences market, and we provide products for use in both diagnostic and analytical instrumentation and cosmetic and therapeutic applications. Our diode-pumped solid-state, ultrafast, gas and high-energy pulsed lasers are used in applications such as multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight (MALDI-TOF), laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery. Cosmetic and therapeutic applications are typically addressed with our diode lasers and include hair removal and a variety of dermatological and dental procedures.

•	Image Recording and Graphics. Our laser technology offers cost-effective light sources for image recording and graphics. Our product applications include pre-press (computer-to-plate), on-press, ultra-high speed printing, photo finishing, film subtitling and holography.

•	Aerospace and Defense/Security. Our Lasers Division has been providing rugged, reliable and precise products to the United States military and other government branches for more than forty-five years. Our laser products are used in target recognition and acquisition, light detection and ranging (LIDAR), range-finding, missile guidance and advanced weapons development. In addition, our Reveal™ forensic green continuous wave laser offers crime scene investigators and security experts an essential tool to uncover evidence in the laboratory or in the field, by illuminating fingerprints and other biomaterial.

•	Industrial Manufacturing, Marking and Engraving. Lasers are widely used in a number of industrial manufacturing applications. Our products are used in the areas of rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and printing. We also offer laser solutions for high-precision marking and engraving.

Products

The following table summarizes some of our laser and laser-based system product offerings by product category, and includes the primary markets and representative applications for each category:

Laser Category	Primary Markets	Products	Representative Applications
Ultrafast Lasers and Systems	• Scientific research • Microelectronics • Life and health sciences • Industrial manufacturing

•      Mai Tai® one box femtosecond Ti:sapphire lasers

•      Tsunami® ultrafast Ti:sapphire lasers

•      Opal® femtosecond optical parametric oscillator (OPO)

•      Spitfire® Pro ultrafast Ti:sapphire amplifier

•      Eclipse ultrafast amplifier

•      Optical parametric amplifier systems

• Femtosecond spectroscopy • Materials processing • Multiphoton microscopy • Optical coherence tomography • Semiconductor metrology • Terahertz imaging • Time-resolved photoluminescence

Laser Category	Primary Markets	Products	Representative Applications
Diode Pumped Solid State Q-Switched Lasers	• Microelectronics • Life and health sciences • Industrial manufacturing	• BL series low power lasers • V-series high-repetition lasers • Navigator lasers • HIPPO high-power lasers • Explorer™ low-power UV lasers • Empower™ green/UV lasers

•      Diamond processing

•      Disk texturing

•      Laser microdissection

•      Matrix-assisted laser desorption/ionization

•      Memory repair

•      Microelectronics material processing

•      Pump source for Ti:sapphire lasers

•      Rapid prototyping

•      Resistor trimming

•      Sapphire scribing

•      Silicon micromachining

•      Solar cell scribing and cutting

•      Semiconductor wafer inspection and metrology

•      Wafer marking

Diode Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers	• Scientific research • Microelectronics • Life and health sciences • Aerospace and defense/security

•      MG series CW solid state green lasers

•      Millennia® Pro i/s CW lasers

•      Centennia® CW lasers

•      Excelsior™ low power CW lasers

•      Vanguard quasi-CW solid state lasers

•      3900S and Matisse® CW tunable Ti:sapphire lasers

• Film subtitling • Flow cytometry • Image recording • Laser cooling • Materials processing • Raman imaging • Semiconductor wafer inspection and metrology • Spectroscopy

Laser Category	Primary Markets	Products	Representative Applications
Diode Lasers (Semiconductor)	• Life and health sciences • Image recording and graphics • Aerospace and defense • Industrial manufacturing

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

High Energy Pulsed Nd:YAG and Tunable Lasers	• Scientific research • Microelectronics • Aerospace and defense • Industrial manufacturing	• Quanta-Ray PRO, LAB and PIV series pulsed Nd:YAG lasers • Quanta-Ray INDI series compact Nd:YAG lasers • MOPO® series High Energy optical parametric oscillator (OPO) • Tunable dye lasers

•      Flat-panel display manufacturing

•      Laser ablation

•      Laser cleaning

•      LIDAR

•      Mass spectrometry

•      Particle imaging velocimetry combustion diagnostics

•      Plastic and ceramic component marking

•      Remote sensing

•      Spectroscopy

Air-Cooled Ion Lasers	• Scientific research • Microelectronics • Life and health sciences • Image recording and graphics	• 117 frequency-stabilized helium neon lasers • 161 air-cooled ion lasers • 163 Advantage lasers • 163-FBR coupled Advantage lasers • 177 air-cooled ion lasers • Solano air-cooled ion systems

•      Confocal microscopy

•      DNA sequencing

•      Flow cytometry

•      Graphic arts and photoprocessing

•      Laser doppler anemometry

•      Particle analysis

•      Raman spectroscopy

•      Semiconductor wafer inspection

•      Spectroscopy

Laser Category	Primary Markets	Products	Representative Applications
Water-Cooled Ion Lasers	• Scientific research • Life and health sciences	• BeamLok® argon ion, krypton and mixed gas laser systems • Stabilite® mixed gas ion lasers	• Confocal microscopy • Flow cytometry • Holography • Laser-doppler velocimetry • Laser light entertainment • Light scattering • Lithography • Spectroscopy

Nitrogen Lasers	• Scientific research • Life and health sciences	• 337-Si OEM nitrogen lasers • Dye lasers • VSL-337 series nitrogen lasers	• Fluorescence immunoassay • Fluorescence microscopy • Laser microdissection • Matrix-assisted laser desorption/ionization • Spectroscopy

Photonics and Precision Technologies Division

Our Photonics and Precision Technologies Division’s products and systems are used across a wide range of markets in applications that range from basic research and development activities to high-precision manufacturing. In addition, we sell subsystems to third parties that integrate our products into larger systems, particularly for semiconductor manufacturing and life and health sciences applications. With our acquisition of Spectra-Physics in 2004, we added photonics instruments and components (including light sources, monochromators and spectroscopy instrumentation), as well as thin-film optical filters, ruled and holographic diffraction gratings and crystals to our existing portfolio of photonics, precision micro-positioning, vibration isolation, optics and opto-mechanical components, instrumentation and systems. The Photonics and Precision Technologies Division also offers complete turnkey systems for advanced back-end packaging applications, including the manufacture of microwave, optical, radio frequency (RF) and multi-chip modules.

Our photonics and precision products address markets including scientific research, microelectronics manufacturing, aerospace and defense/security, life and health sciences and communications. We believe that the interoperability and complementary technologies of many of our Photonics and Precision Technologies Division’s products lead purchasers to develop an appreciation for the value gained from using these products together, which makes them more likely to buy integrated, automated systems from us as their needs for production and test systems grow. In addition to the products that are developed and manufactured by this division, we also distribute certain products that are developed and manufactured by third parties on a private label basis. This allows us to select best-in-breed products in these product lines, and to maximize the efficiency of our research and development efforts.

Products

The following table summarizes some of our Photonics and Precision Technologies Division’s product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Photonics Instruments and Systems

•      Optical meters

•      Laser diode instruments

•      Light sources

•      Optical spectrum analyzers

•      Photonics test systems

•      Optical detectors

•      Dispersive and Fourier transform (FT) spectrometers

•      Monochromators and spectrographs

•      Ultrafast laser pulse measurement systems

•      Characterization of light emitted by lasers, light emitting diodes and broadband light sources

•      Chemical composition analysis

•      Colorimetry

•      Optical power and energy measurement for free space and fiber-directed laser light

•      Testing and characterization of optical fibers and passive fiber optic components

•      Ultraviolet near-infrared (UV-NIR) spectroscopy

Precision Micro-Positioning Devices, Systems and Subsystems

•      Precision air-bearing systems

•      Motorized linear and rotation stages

•      Motorized actuators

•      Custom multi-axis positioning systems

•      Motion controllers and drivers

•      Manual linear and rotation stages

•      Micrometers and adjustment screws

•      High-precision positioning and motion control apparatus for manufacturing and test applications

•      Laser system alignment and beam steering for inspection, laser processing and communications

•      Precision positioning of semiconductor wafers for metrology and fabrication

•      Precision alignment in fiber optic, telecommunication and laser device assembly

•      Sample sorting and sequencing for DNA research

•      Tracking and targeting test systems for aerospace and defense/security applications

Category	Products	Representative Applications
Vibration Isolation Systems and Subsystems	• Optical benches and support systems • Workstations • Active and passive isolation systems • Active vibration damping systems • Honeycomb, granite and rigid structures • Elastomeric mounts

•      Isolated platform for semiconductor lithography equipment

•      Foundation platforms for laser systems

•      Reduction of impact of external vibration sources on high-precision research, manufacturing test and assembly systems

•      Scanning electron microscope, atomic force microscope, and optical microscope base isolation

•      Workstation platforms for fiber optic device fabrication

Optics and Optical Hardware

•      Lenses

•      Mirrors

•      Prisms and windows

•      Thin-film filters and coatings

•      Filters and attenuators

•      Collimators

•      Ultrafast laser optics

•      Beamsplitters and polarization optics

•      Ruled and holographic diffraction gratings

•      Echelles

•      Reflection

•      Transmission

•      Plano

•      Concave

•      Optical mounts

•      Bases and brackets

•      Posts and rod systems

•      Laser-to-fiber couplers

•      Educational kits

•      Analytical instrumentation for life and health sciences

•      Components for research and product development activities

•      Deep ultraviolet illumination optics for semiconductor lithography

•      Electro-optical research

•      Electro-optic sensors and imaging systems for defense/security applications

•      Development and manufacture of laser systems

•      Manual, high-precision alignment of optical instruments

•      Optical measurement and communications systems

•      Semiconductor wafer and mask inspection

•      Spectroscopy

•      Ultrafast laser, terahertz imaging and laser fusion research

Category	Products	Representative Applications
Opto-Mechanical Subassemblies and Subsystems

•      Laser beam delivery and imaging assemblies

•      Integrated electro-optic-mechanical subsystems

•      Objective lens systems

•      Refractive beam shaper assemblies

•      Fast steering mirrors

•      Laser beam attenuators

•      Analytical instrumentation for life and health sciences

•      High-speed cell sorting for genomic research

•      Laser beam stabilization for industrial metrology applications

•      Light detection and ranging

•      Optical coherence tomography for non-invasive diagnostics

•      Optical data storage

•      Semiconductor mask patterning

•      Semiconductor wafer defect inspection

•      Thin film measurement of semiconductor wafers

Crystals	• Optical crystals • Scintillation crystals • Crystal imaging arrays • Electro optics

•      Infrared spectroscopy (FT-IR) for quality assurance

•      Optical and acoustic applications including frequency doubling, optical modulators and Q switches

•      X-ray detection such as steel thickness gauging

•      X-ray imaging for security, industrial and medical applications

Advanced Packaging Systems	• Automated manufacturing/ assembly systems • Automated dispensing systems • Flip chip bonding systems

•      Automated assembly of flip chip devices

•      Automated manufacturing/ assembly of microelectronic and optoelectronic devices

•      High-speed, high-accuracy automated dispensing applications for microwave modules, optical modules, hybrid circuits, multi-chip modules and semiconductor packaging

Integrated Solutions

We design, develop and manufacture integrated systems and subsystems for OEM and select end-user customers to meet their specific applications requirements. These systems and subsystems are a value-added combination of our engineering expertise, together with standard and custom products drawn from the entire spectrum of our lasers, photonics instrumentation, optics, opto-mechanical, precision micro-positioning and vibration isolation product lines. We have established a business team, comprised of technical and operations specialists, which collaborates across our divisions to provide these integrated solutions to our customers. We believe that our capability to develop these integrated solutions gives us a significant competitive advantage by differentiating us from competitors that offer more limited engineering capabilities, manufacturing capacity and product selection. We have used our capabilities in this area for customers in a number of industries, most notably semiconductor capital equipment and life and health sciences.

Financial information regarding our business segments and our operations by geographic area is included in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-38. A discussion of our net sales by end market and geographic area is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Sales and Marketing

We market and sell our products and services through our domestic and international sales organizations, an international network of independent distributors and sales representatives, product catalogs and our web site. Our domestic and international sales organizations are comprised of teams of field sales persons, which work closely with strategic account managers, product and applications specialists and other internal sales support personnel based primarily in Irvine, California; Mountain View, California; Stratford, Connecticut; Germany; France and Japan. We have aligned our domestic and international sales organizations along our two key categories of customers: end-users and OEM customers. These two categories of customers require very different selling approaches and support requirements. Our OEM subsystem and capital equipment customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between our sales personnel and distributors and our engineering staff, and can result in long sales cycles for our subsystem and capital equipment products. Within our two key categories of customers, our sales personnel are organized into groups based on their special knowledge and expertise relating to specific product lines. While these sales groups focus their attention and selling efforts in their areas of expertise, our entire sales organization collaborates closely to combine all of our areas of knowledge and expertise to offer integrated solutions to our customers.

We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with most of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2005.

We also market our standard products through our product catalogs and our web site. Our principal marketing tool for the scientific research market is our comprehensive product catalog, The Newport Resource®. This catalog provides detailed product information as well as extensive technical and applications data. We mail this catalog to approximately 40,000 existing and potential customers. The Newport Resource is published in English, French, German and Japanese. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures which focus on specific products and end markets. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products. The web site is increasingly becoming the channel most widely used by our customers to review information about our technologies, products and services.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of January 31, 2006, we had approximately 230 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve. Total research and development expenses were $35.9 million, or 8.9% of net sales, in 2005, $22.2 million, or 8.3% of net sales, in 2004, which included the expenses of Spectra-Physics for only the period after July 16, 2004, the date of acquisition, and $11.8 million, or 10.0% of net sales, in 2003. Research and development expenses attributable to our Lasers Division were $18.3 million, or 10.4% of net sales to that segment, in 2005, and $7.8 million, or 9.2% of net sales to that segment, in 2004, which consisted entirely of the expenses of Spectra-Physics after July 16, 2004. Research and development expenses attributable to our Photonics and Precision Technologies Division were $17.6 million, or 7.8% of net sales to that segment, in 2005, $14.4 million, or 7.9% of net sales to that segment, in 2004, which included the expenses of Spectra-Physics for only the period after July 16, 2004, and $11.8 million, or 10.0% of net sales to that segment, in 2003.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of diverse end markets, including scientific research, microelectronics manufacturing (which is comprised primarily of semiconductor capital equipment and computer peripherals customers), aerospace and defense/security, life and health sciences, industrial manufacturing and communications. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2005, no single customer represented 10% or more of our consolidated net sales, and no single customer represented 10% or more of our net sales by our Lasers Division or our Photonics and Precision Technologies Division. However, in certain of our end markets, including the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. We believe that our relationships with these key customers are good. However, if our key customers discontinue or reduce their relationships with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis, and our business and results of operations could be harmed going forward if we are unable to sufficiently expand our customer base to replace the lost business.

Competition

The primary end markets that we serve include: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment and computer peripherals customers); life and health sciences; and other end markets (which includes general industrial and communications customers). These markets are intensely competitive and characterized by rapidly changing technology. A small number of competitors are dominant in certain of these markets. The products and systems developed and manufactured by both our Photonics and Precision Technologies Division and our Lasers Division serve all of our target end markets. The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Lasers	Bookham, Inc. Coherent, Inc. Excel Technology, Inc. JDS Uniphase Corporation Jenoptik Laser Optik Systeme GmbH	Melles Griot, Inc. Rofin-Sinar Technologies, Inc. Trumpf Group

Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. EXFO Electro-Optical, Inc. ILX Lightwave Corporation	Melles Griot, Inc. Ocean Optics, Inc. Ophir Optronics Ltd. Thorlabs, Inc.

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Ocean Optics, Inc.	Photon Technology International Spectral Products

Precision Micro-Positioning Devices, Systems and Subsystems	Aerotech Inc. Anorad Corporation Bookham, Inc.	Danaher Corporation Physik Instrumente

Vibration Isolation Systems and Subsystems	Kinetic Systems, Inc. Technical Manufacturing Corp.	Thorlabs, Inc.

Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Bookham, Inc. CVI Laser Corporation Corning NetOptix Corning Tropel Corporation Jenoptik Laser Optik Systeme GmbH	LINOS Photonics Melles Griot, Inc. OptoSigma Corporation Thorlabs, Inc.

Optical Filters	Barr Associates, Inc. Chroma Technology Corp. Ferroperm EMC Filters ApS	Optical Coating Laboratories, Inc. Omega Optical, Inc. Semrock, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon Ltd.	Optometrics LLC Spectrogon

Crystals	NKK Shanghai Institute of Ceramics	St. Gobain

Automated Assembly and Dispensing Systems	Asymtek Datacon Technology AG ESEC	Palomar Technologies Speedline Technologies, Inc.

In our precision motion systems product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

We believe that the primary competitive factors in our markets are:

•	product features and performance;

•	quality, reliability and service support;

•	customer relationships;

•	ability to manufacture and deliver products on a timely basis;

•	pricing; and

•	ability to customize products to customer specifications.

We believe that we currently compete favorably with respect to each of these factors. However, we may not be able to compete successfully in the future against existing or new competitors.

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

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our technology and other intellectual property such as trade secrets, patents and trademarks. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We maintain approximately 265 patents in the U.S. and foreign jurisdictions, and we have approximately 95 additional patent applications pending. These issued patents cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

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

Manufacturing

We manufacture lasers and laser systems at our domestic facility located in Mountain View, California, and at our international facility in Stahnsdorf, Germany. We manufacture diode lasers in Tucson, Arizona. We manufacture instruments, components, subassemblies and systems at domestic facilities located in Irvine, California; Stratford, Connecticut; Franklin, Massachusetts; North Billerica, Massachusetts; and Rochester, New York, and at international facilities in Beaune-la Rolande, France; Brigueuil, France; and Margate, United Kingdom. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontractors.

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

We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single sources due to unique component designs or material characteristics as well as certain quality and performance requirements needed to manufacture our products. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we are unable to do so our business, results of operations or financial condition could be adversely affected.

Backlog

Our consolidated backlog of orders totaled $115.2 million at December 31, 2005, and $108.6 million at January 1, 2005. As of December 31, 2005, $107.0 million of our consolidated backlog was scheduled to be shipped on or before December 30, 2006. Orders for many of the products we sell to the semiconductor equipment market, which comprise a significant portion of our sales, are often subject to cancellation or rescheduling by the customer without penalty, and we have from time to time experienced significant cancellations and pushouts of orders from these markets, which negatively affected our operating results in those periods. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Investments

From time to time, we make investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired. We currently hold minority ownership interests in a number of small, privately-held companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly those related to our strategic markets, in order to create and expand markets for our products. While financial returns are not our primary goal, our strategic investment program seeks to invest in companies that can succeed and have a positive impact on their markets. At December 31, 2005, the total carrying value of all of our minority interest investments was $2.9 million.

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

Employees

As of January 31, 2006, we had approximately 1,870 employees worldwide. None of our employees are represented by a union. We believe that our relationships with our employees are good.

Government Regulation

Regulatory Compliance

Our lasers and laser-based systems are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the United States Food and Drug Administration. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are also subject to comparable laser safety regulations with regard to laser products sold in Europe. We believe that we are currently in compliance with these regulations.

Environmental Regulation

Our operations are subject to various federal, state and local environmental protection regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA). Comparable authorities exist in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states are in the process of implementing RoHS and WEEE, and it is likely that each jurisdiction will interpret RoHS and WEEE differently in the course of implementation. Based on information we have received to date, certain of our products sold in these countries are or will likely be subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The incomplete guidance available to us to date suggests that in some instances we may not be directly responsible for compliance with RoHS and WEEE because some of our products may be subject to exemptions. However, because some products may not be exempt and because the products are sold under our brand name, we will likely be directly or contractually subject to such regulations in the case of many of our products. Also, final legislation from individual jurisdictions may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

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

ITEM 1A. RISK FACTORS

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

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:

•	fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor industry), levels of government funding available to our customers, and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	variations in the mix of products we sell in each of the markets in which we do business;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	the availability and cost of key components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	our ability to retain and attract key employees;

•	fluctuations in foreign currency exchange rates; and

•	our levels of expenses.

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

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, wafer inspection and metrology equipment and sales of capital equipment to disk drive and integrated semiconductor device manufacturers. The semiconductor equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

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

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 28.6%, 29.5% and 32.0% of our consolidated net sales for the year ended December 31, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 53.0%, 60.8%, and 61.1% of our sales to this market for the year ended December 31, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, respectively. No single customer in this market comprised 10% or more of our consolidated net sales in 2005. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

The Spectra-Physics acquisition, which we completed in July 2004, is the largest acquisition we have completed, and the complex process of integrating Spectra-Physics required significant resources. We continue to face ongoing business challenges that primarily include the geographic dispersion of our operations and realizing the potential benefits of the combined company’s expanded product line in our end markets. Although the integration of Spectra-Physics is complete, we will continue to incur cash outflows and additional costs related to this acquisition.

We have spent and will continue to spend significant resources identifying and acquiring businesses, and the efficient and effective integration of our acquired businesses into our organization is critical to our growth. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our ability to retain key customers and employees of an acquired company.

Our failure to achieve the anticipated benefits of any past or future acquisition or to successfully integrate the operations of the companies we acquire could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

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

We offer products for a number of markets, including microelectronics manufacturing, scientific research, aerospace and defense/security, life and health sciences, industrial manufacturing and communications. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year. The orders comprising our backlog are generally subject to cancellation and changes in delivery schedules by our customers without significant penalty. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations.

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

Our business is subject to risks inherent in conducting business internationally. For the year ended December 31, 2005, the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), and the year ended December 31, 2003, our international revenues accounted for approximately 46.6%, 39.2% and 34.1%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and, subsequent to our acquisition of Spectra-Physics, in Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase as a result of the purchase of Spectra-Physics. Our international operations expose us to various risks, which include:

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

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, and we have recently experienced attrition in certain management, engineering and product marketing positions. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are relatively new, some of the judgments will be in areas that may be open to interpretation and, therefore, the report may be uniquely difficult to prepare, and our auditors may not agree with our assessments.

If we are unable to assert each year that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In addition, if any unidentified material weaknesses were to result in fraudulent activity and/or a material misstatement or omission in our financial statements, we could suffer losses and be subject to civil and criminal penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

Difficulties in implementing a new global information technology system could harm our business.

We have begun the implementation of a new global information technology system. Our operations in different geographic areas are currently managed and monitored with a number of different and in some cases incompatible legacy software systems, many of which were implemented long before we acquired these operations. We anticipate that our new system, once implemented, will enable the more centralized, streamlined and efficient operation and monitoring of our business. We currently expect that the implementation will proceed in stages across the geographic breadth of the company, and will require a minimum of two years for completion. We anticipate incurring significant financial and resource costs in connection with the implementation of the new system, and our business will be subject to many difficulties as we replace the various legacy software systems that we currently use to manage and monitor our operations. These difficulties include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with the implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

Compliance with environmental regulations and potential environmental liabilities could adversely affect our financial results.

Our operations are subject to various federal, state and local environmental protection regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA). Comparable authorities are involved in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

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

These environmental regulations also include a variety of federal, state, local and international environmental regulations restricting the use and disposal of materials used in the manufacture of our products, or requiring design changes or recycling of our products. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of manufacturing or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to equip our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states are in the process of implementing RoHS and WEEE, and it is likely that each jurisdiction will interpret RoHS and WEEE differently in the course of implementation. Based on information we have received to date, certain of our products sold in these countries are or will likely be subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The incomplete guidance available to us to date suggests that in some instances we may not be directly responsible for compliance with RoHS and WEEE because some of our products may be subject to exemptions. However, because some products may not be exempt and because the products are sold under our brand name, we may at times become contractually or directly subject to such regulations. Also, final legislation from individual jurisdictions may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

Natural disasters or power outages could disrupt or shut down our operations, which would negatively impact our operations.

We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We currently do not have comprehensive disaster recovery plans for all of our operations and facilities, and we have not formulated a companywide disaster recovery plan. If any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Lasers	Mountain View, California Tucson, Arizona	159,000 square feet 81,000 square feet

Photonics and Precision Technologies	Irvine, California Stratford, Connecticut Franklin, Massachusetts North Billerica, Massachusetts Rochester, New York Beaune-la Rolande, France Brigueuil, France Margate, United Kingdom	273,000 square feet 32,000 square feet 47,000 square feet 48,000 square feet 55,000 square feet 86,000 square feet 44,000 square feet 16,500 square feet

We own portions of our Mountain View, California, Rochester, New York and Beaune-la Rolande, France facilities, and we own our Margate, United Kingdom facility. We lease all other facilities under leases with expiration dates ranging from 2006 to 2030. All leases expiring in 2006 are renewable at our election. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, research and development, light assembly, sales and/or service. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available in the future on commercially reasonable terms to accommodate expansion of our operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq National Market under the symbol NEWP. As of January 31, 2006, we had 1,131 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 31, 2005	$14.63	$12.17
October 1, 2005	15.19	12.64
July 2, 2005	16.35	12.35
April 2, 2005	15.15	12.15
January 1, 2005	14.37	10.96
October 2, 2004	15.83	11.05
July 3, 2004	17.73	13.74
April 3, 2004	22.33	15.25

Dividends

We declared no dividends on our common stock during 2005 or 2004. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Purchases of Equity Securities

We made no purchases of shares of our equity securities during the fourth quarter of the year ended December 31, 2005.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,663,034	$14.76	2,629,602
Equity Compensation Plans Not Approved by Security Holders(1)	450,190	$39.42	—

Total	5,113,224		2,629,602

(1)	The number of shares and weighted average exercise price reflected in the table for equity compensation plans not approved by security holders exclude outstanding options to purchase 370,116 shares of our common stock at a weighted average exercise price of $2.78, which were granted to employees and non-employees upon the assumption and conversion of former options to purchase shares of common stock of Micro Robotics Systems, Inc. (MRSI) in connection with our acquisition of MRSI in February 2002. These options were granted outside of a plan pursuant to individual nonqualified stock option agreements, and, therefore, no additional securities are available for future grants.

Equity Compensation Plans Not Approved by Security Holders

In November 1999, our Board adopted our 1999 Stock Incentive Plan (1999 Plan), pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of December 31, 2005, options to purchase a total of 450,190 shares were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vest in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date. The right to exercise an option will terminate earlier in the event of termination of the continuous service (as defined in the option agreement) of the employee.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended December 31, 2005, January 1, 2005 and December 31, 2003, 2002 and 2001. The consolidated balance sheet data as of December 31, 2005 and January 1, 2005, and the consolidated statement of operations data for the years ended December 31, 2005, January 1, 2005 and December 31, 2003 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the consolidated statement of operations data for the years ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of or for the Year Ended
	December 31, 2005	January 1, 2005	December 31,
(In thousands, except percentages)			2003	2002	2001
		(1)(2)		(3)	(4)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$403,733	$267,335	$118,373	$128,814	$199,882
Cost of sales (5)	234,480	178,335	78,225	90,345	126,296

Gross profit	169,253	89,000	40,148	38,469	73,586

Selling, general and administrative expense	101,834	71,354	35,328	42,242	49,132
Research and development expense	35,949	22,161	11,793	12,691	10,883
Restructuring, impairment and other charges (6)	—	14,877	687	911	—

Operating income (loss)	31,470	(19,392)	(7,660)	(17,375)	13,571

Interest and other income (expense), net (7)	(2,010)	(2,000)	7,985	3,789	13,768

Income (loss) from continuing operations before income taxes	29,460	(21,392)	325	(13,586)	27,339
Income tax provision (benefit) (8)	3,746	(979)	(812)	14,412	1,929

Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	25,714	(20,413)	1,137	(27,998)	25,410
Loss from discontinued operations, net of income tax benefits (9)	(16,973)	(61,023)	(14,297)	(58,120)	(31,682)
Extraordinary gain on settlement of litigation (10)	2,891	—	—	—	—
Cumulative effect of a change in accounting principle (11)	—	—	—	(14,500)	—

Net income (loss)	$11,632	$(81,436)	$(13,160)	$(100,618)	$(6,272)

Percentage of net sales:
Gross profit	41.9%	33.3%	33.9%	29.9%	36.8%
Selling, general and administrative expense	25.2	26.7	29.8	32.8	24.6
Research and development expense	8.9	8.3	10.0	9.9	5.4
Restructuring, impairment and other charges	—	5.6	0.6	0.7	—
Operating income (loss)	7.8	(7.3)	(6.5)	(13.5)	6.8
Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	6.4	(7.6)	1.0	(21.7)	12.7
Net income (loss)	2.9	(30.5)	(11.1)	(78.1)	(3.1)

	As of or for the Year Ended
(In thousands, except per share and worldwide employment figures)	December 31, 2005	January 1, 2005	December 31,
			2003	2002	2001
PER SHARE INFORMATION:

Basic net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	$0.62	$(0.50)	$0.03	$(0.74)	$0.70
Loss from discontinued operations, net of income taxes	(0.41)	(1.49)	(0.37)	(1.53)	(0.87)
Extraordinary gain on settlement of litigation	0.07	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(0.38)	—

Net income (loss)	$0.28	$(1.99)	$(0.34)	$(2.65)	$(0.17)

Diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	$0.60	$(0.50)	$0.03	$(0.74)	$0.67
Loss from discontinued operations, net of income taxes	(0.40)	(1.49)	(0.36)	(1.53)	(0.84)
Extraordinary gain on settlement of litigation	0.07	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	(0.38)	—

Net income (loss)	$0.27	$(1.99)	$(0.33)	$(2.65)	$(0.17)

Shares used in computation of income (loss) per share:
Basic	41,281	40,838	38,685	37,970	36,405
Diluted	42,716	40,838	39,939	37,970	37,830
Dividends paid	$—	$—	$—	$—	$0.01
Total stockholders’ equity per diluted share	$8.82	$10.17	$10.98	$11.76	$12.93

BALANCE SHEET INFORMATION:
Cash and marketable securities	$71,022	$108,182	$267,302	$284,313	$281,601
Working capital	150,371	182,054	374,315	383,697	389,318
Total assets	529,406	578,468	468,219	486,338	543,877
Short-term obligations	12,559	17,186	—	—	—
Long-term obligations (includes obligations under capital leases)	51,372	48,453	1,884	3,444	9,598
Stockholders’ equity	376,583	415,509	438,409	446,517	489,007

MISCELLANEOUS STATISTICS:
Common shares outstanding	40,036	43,023	39,033	38,560	36,693
Average worldwide employment	1,978	1,352	834	1,035	1,277
Sales per employee	$204	$198	$142	$124	$157

(1)	Effective in 2004, we changed to a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005, fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal years 2003, 2002 and 2001 ended on December 31 of each respective year.
(2)	In July 2004, we acquired Spectra-Physics, Inc. and certain related entities. The transaction was accounted for using the purchase method. See further discussion regarding this transaction in Note 2 of the Notes to Consolidated Financial Statements.

(3)	In February 2002, we acquired all of the issued and outstanding capital stock of Micro Robotics Systems, Inc. The transaction was accounted for using the purchase method.
(4)	In February 2001, we acquired Design Technology Corporation. The transaction was accounted for using the purchase method.
(5)	For 2004, cost of sales includes $3.3 million in asset impairment charges. For 2002 and 2001, cost of sales includes inventory reserves of $11.1 million and $2.6 million, respectively, related to restructuring activities.
(6)	For 2003 and 2004, see further discussion regarding these charges in Note 5 of the Notes to Consolidated Financial Statements.
(7)	For 2004, such amounts include a $1.4 million write-down of a minority interest investment made in prior years in a manufacturer of precision mechanical components due to other-than-temporary impairment in value. For 2002, such amounts include a $6.5 million write-down of minority investments made in prior years in two fiber optic component manufacturers to their estimated fair value, due to liquidation of these businesses.
(8)	We established a valuation allowance in 2002 against our deferred tax assets, due to uncertainty as to the timing and ultimate realization of those assets. See further discussion of income taxes in Note 11 of the Notes to Consolidated Financial Statements.
(9)	In 2005, our Board of Directors approved a plan to sell our robotic systems operations and, in 2002, approved a plan to sell our operations in Plymouth, Minnesota and our Industrial Metrology Systems Division (IMSD). These divestitures have been accounted for as discontinued operations for all periods presented. See further discussion in Note 3 of the Notes to Consolidated Financial Statements. For 2001 and 2002, certain general and administrative expenses have been reclassified from discontinued operations to selling, general and administrative expenses to more appropriately reflect them as corporate overhead allocations.
(10)	In March 2005, we settled a dispute arising out of our acquisition of Micro Robotic Systems, Inc. As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005.
(11)	The cumulative effect of a change in accounting principle reflects our adoption of Statement of Financial Accounting Standards No. 142 as of January 1, 2002, which resulted in an impairment charge of $14.5 million. See further discussion in Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report of Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on assumptions that we consider reasonable. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.

Overview

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying financial statements.

Acquisitions and Divestitures

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics. The transaction was accounted for using the purchase method. Our results of operations for 2004 include the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004. See further discussion regarding this transaction in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Following our acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in 2005, our Board of Directors approved a plan to sell these operations. At that time, we classified our entire robotic systems operations as discontinued operations.

In the third quarter of 2005, we determined that we would have ongoing cash flows from an identifiable component of these operations. Accordingly, our results of operations for this component for all periods presented were reclassified into continuing operations. The remaining robotic systems operations have been accounted for as discontinued operations for all periods presented. The amounts of this component that have been included in continuing operations are as follows:

	For the Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	$4,248	$5,675	$1,183
Income (loss) before income taxes	1,069	(152)	(110)

We completed the sale of our robotic systems operations in the fourth quarter of 2005 for a cash payment of $0.5 million and a note receivable of $6.6 million.

In 2002, to increase the efficiency of our product development and manufacturing efforts, our Board of Directors approved a plan to sell our operations in Plymouth, Minnesota, which manufactured high-precision motion stages for the semiconductor equipment, computer peripherals, fiber optic communications and life and health sciences industries. As a result, we recorded an impairment charge of $3.4 million in 2002 to write down the assets of our Plymouth operations to their estimated fair value of $2.6 million. In 2003, due to the weak response from potential buyers, we shut down the operations and liquidated the majority of the remaining assets, which resulted in an additional loss of $0.6 million.

In February 2005, we settled an outstanding dispute relating to our sale in 2002 of a substantial portion of our former Industrial Metrology Systems Division. As a result, we recorded a charge to discontinued operations of approximately $0.6 million in the fourth quarter of 2004.

The net sales and loss before income taxes from the discontinued operations were as follows:

	For the Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	$8,835	$18,446	$18,457
Loss before income taxes	(17,823)	(61,372)	(14,297)

These divestitures have been accounted for as discontinued operations for all periods presented. The realized losses recognized on these divestitures were $8.5 million, $0.6 million and $0.6 million in 2005, 2004 and 2003, respectively.

Unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes discontinued operations and relates only to continuing operations.

Extraordinary Gain

In March 2005, we settled a dispute arising out of our acquisition of Micro Robotics Systems, Inc. (MRSI). As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005. Pursuant to the terms of the settlement agreement, 114,691 shares of our common stock, which were being held in escrow, were returned to us and cancelled. Such shares had been issued to the former MRSI stockholders at the time of the acquisition of MRSI, or had been issued upon the exercise of options to purchase our common stock which had been granted at the time of the acquisition in connection with the assumption and conversion of options to purchase MRSI common stock. In addition, outstanding options to purchase 21,606 shares of our common stock were cancelled and the exercise prices of all remaining outstanding options which had been granted in connection with the MRSI acquisition were increased to reflect an adjustment to the total consideration paid for the acquisition.

Stockholders Equity Transactions

In May 2005, we purchased an aggregate of 174,833 shares of our common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, we purchased 3,220,300 shares of our common stock from Thermo Electron Corporation (Thermo) that we previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. We purchased the shares at a price of $13.56 per share for a total of $43.7 million. In August 2005, we received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon vesting of shares of restricted stock issued to them under our 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $13.71 per share for a total of $0.1 million.

Fiscal Year End

Effective in 2004, we began using a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005, fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal year 2003 (referred to herein as 2003) ended on December 31, 2003.

End Markets

In connection with our acquisition of Spectra-Physics in the third quarter of 2004, we realigned our end markets into four customer markets: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment and computer peripherals customers); life and health sciences; and all other end markets (which include general industrial and communications customers). Our discussion of our results of operations includes comparisons within these end markets, and we have reclassified our results for the fiscal year ended December 31, 2003 to conform to this realignment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment valuations, pension liabilities and income tax valuations. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment from our facilities), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation; however, we record the full cost of the product at the time of shipment. Revenue for training is deferred until the service is completed. Revenue for extended service contracts is recognized over the related contract periods.

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

Accounts and Notes Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, we revised our method of estimating our reserve based upon our historical collections experience. As a result of this revision, our allowance for doubtful accounts was reduced by approximately $0.7 million in 2005, which reduced selling, general and administrative expense.

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At December 31, 2005 and January 1, 2005, notes receivable, net totaled $5.2 million and $6.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which we do business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At December 31, 2005 and January 1, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations totaled $2.8 million and $4.3 million, respectively.

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

Inventories

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision (based on historical experience) for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year. Goodwill is allocated to our reporting units at the completion of the purchase price allocation through specific identification, and is reallocated if the reporting units change. We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, we aggregate components if they have similar economic characteristics. We test for impairment of each of our reporting units by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using a discounted cash flow methodology.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. We have recorded a valuation allowance against certain of our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. Accordingly, we did not recognize any tax benefit on the losses recorded in 2003 and 2004. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

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

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on our best estimate of the ultimate settlement that may be accepted by the tax authorities. We continually evaluate these tax-related matters. At the date of any material change in our best estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liability previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

In connection with the acquisition of Spectra-Physics in 2004, we recorded $25.4 million in domestic deferred tax liabilities and $9.4 million in domestic deferred tax assets. The acquired net deferred tax liability of $16.0 million in 2004 reduced our previously recorded net deferred tax asset accordingly. The remainder of these deferred taxes was recorded as a reduction to goodwill in 2004. In 2005, we determined that the ultimate realization of certain acquired deferred tax assets was more likely than not. Accordingly, we recorded these deferred tax assets, which reduced goodwill by approximately $3.0 million.

We are subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits often involve the questioning of the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and local tax laws. In evaluating the potential tax exposures associated with various tax filing positions taken, we will establish a tax reserve for probable exposures where necessary. During 2004, as a result of the conclusion of a number of tax examinations with favorable results, the tax contingency reserve was reduced by approximately $3.0 million. During 2005, we concluded a state tax examination related to research and experimentation credit claims for refund for the years ended December 1998 and December 1999. Based on the favorable conclusion of this examination, we recorded a reduction in our tax contingency reserve of approximately $0.3 million. At December 31, 2005, we believe that we have appropriately reserved for probable tax exposures. To the extent we subsequently prevail in matters for which tax reserves have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period could be materially affected.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. At present, we have no plans to repatriate foreign earnings under the AJCA.

Accrued Restructuring Costs

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, our Board of Directors approved a preliminary restructuring plan to consolidate certain locations, which included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million in costs related to facility consolidations. In 2005, we finalized this plan, which included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs, resulting in a net increase of approximately $0.1 million from the preliminary plan. This increase resulted in an adjustment to goodwill of approximately $0.1 million.

The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics that involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$2,171	$3,186	$5,357
Cash payments	(484)	—	(484)

Accrued restructuring at January 1, 2005	1,687	3,186	4,873
Cash payments	(2,256)	(349)	(2,605)
Adjustments to restructuring plan	1,160	(1,036)	124

Accrued restructuring at December 31, 2005	$591	$1,801	$2,392

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At December 31, 2005 and January 1, 2005, $0.9 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.5 million and $2.8 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time. In 2005, we increased our estimate of the required liability for facility consolidations by $0.1 million to reflect revised estimates of reduced future sublease income. This amount is included in selling, general and administrative expenses. In 2004 and 2003, we increased our estimate of the required reserve for facility consolidations by $0.6 million and $0.7 million, respectively, to reflect settlements of our remaining lease obligations for certain leases as well as revised estimates of future sublease income. Both of these amounts are included in loss from discontinued operations, net of income tax benefits.

The following table summarizes the activity in accrued restructuring costs related to our 2002 restructuring plan:

(In thousands)	Employee Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2002	$1,758	$4,216	$5,974
Restructuring and asset impairment charges	—	651	651
Cash payments	(2,343)	(2,595)	(4,938)
Reclassifications	585	(585)	—

Accrued restructuring at December 31, 2003	—	1,687	1,687
Restructuring and asset impairment charges	—	589	589
Cash payments	—	(1,443)	(1,443)

Accrued restructuring at January 1, 2005	—	833	833
Restructuring and asset impairment charges	—	135	135
Cash payments	—	(397)	(397)

Accrued restructuring at December 31, 2005	$—	$571	$571

As of December 31, 2005, $0.6 million of facility-related costs remained accrued for under our 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2006 and 2008. At December 31, 2005 and January 1, 2005, $0.2 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.4 million and $0.2 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities.

Results of Operations for the Years Ended December 31, 2005, January 1, 2005 and December 31, 2003

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales For the Year Ended
	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.1	66.7	66.1

Gross profit	41.9	33.3	33.9
Selling, general and administrative expense	25.2	26.7	29.8
Research and development expense	8.9	8.3	10.0
Restructuring, impairment and other charges	—	5.6	0.6

Operating income (loss)	7.8	(7.3)	(6.5)
Interest and other income (expense), net	(0.5)	(0.7)	6.8

Income (loss) from continuing operations before income taxes	7.3	(8.0)	0.3
Income tax provision (benefit)	0.9	(0.4)	(0.7)

Income (loss) from continuing operations before extraordinary gain	6.4	(7.6)	1.0
Loss from discontinued operations, net of income taxes	(4.2)	(22.9)	(12.1)
Extraordinary gain on settlement of litigation	0.7	—	—

Net income (loss)	2.9%	(30.5)%	(11.1)%

Net Sales

For 2005, 2004 and 2003, our net sales totaled $403.7 million, $267.3 million and $118.4 million, respectively. The net sales increase of $136.4 million, or 51.0%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics’ businesses in 2005. Spectra-Physics contributed $229.6 million in net sales in 2005, an increase of $122.9 million compared with 2004, which only included Spectra-Physics’ sales from the acquisition date of July 16, 2004. In addition, net sales by our existing businesses increased by a total of $13.5 million, or 8.4%, in 2005 compared with 2004, due primarily to higher sales to a computer peripherals manufacturer of automated systems used in its manufacturing process and stronger overall sales to other microelectronics customers outside of the semiconductor market. Net sales for 2004 increased $148.9 million, or 125.8%, compared with 2003, due primarily to the addition of $106.7 million in Spectra-Physics’ sales from the acquisition date in 2004. In addition, our existing businesses saw significant sales increases in each of our end markets totaling $42.2 million, or 35.6%, compared with 2003.

Net sales to the scientific research, aerospace and defense/security markets were $155.6 million, $103.5 million and $48.3 million for 2005, 2004 and 2003, respectively. The net sales increase of $52.1 million, or 50.3%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $97.3 million in sales to these markets in 2005, an increase of $53.2 million compared with 2004, which only included Spectra-Physics’ sales from the acquisition date of July 16, 2004. Net sales by our existing businesses decreased slightly in these markets in 2005 compared with 2004. Net sales to these markets in 2004 increased by $55.2 million, or 114.3%, compared with 2003. This increase was due primarily to our acquisition of Spectra-Physics, which contributed $44.1 million in sales to these markets in 2004, as well as sales increases in our existing businesses of $11.1 million, or 23%, compared with 2003. The increases in our existing businesses were due to the overall strength of the economy, our further penetration of the research market, sales of the new products we released during 2003 and 2004, and greater governmental spending on research, defense and homeland security, which led to higher demand for the components and subsystems we sell to customers in these markets.

Net sales to the microelectronics market were $115.5 million, $78.8 million and $37.9 million for 2005, 2004 and 2003, respectively. The increase of $36.7 million, or 46.6%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $47.8 million in sales to this market in 2005, an increase of $25.9 million compared with 2004, which only included Spectra-Physics’ sales from the acquisition date of July 16, 2004. In addition, our existing businesses saw increases in sales to this market totaling $10.8 million, or 19.0%, compared with 2004, due primarily to a high level of sales to a computer peripherals manufacturer of automated systems used in its manufacturing process, offset in part by continued significant reduction in demand by semiconductor manufacturers for capital equipment as a result of the cyclical downturn in this market. Net sales to this market in 2004 increased by $40.9 million, or 107.9%, compared with 2003. The increase was due primarily to our acquisition of Spectra-Physics, which contributed $21.9 million in 2004. The increase was also due in part to sales increases in our existing businesses which totaled $19.0 million, a 50.1% increase compared with 2003, due to heightened demand by semiconductor manufacturers for capital equipment, which led to higher demand for the components, subsystems we sell to this market, offset in part by a reduction in sales of the turnkey systems we sell to back-end packaging customers in this market.

Net sales to the life and health sciences market were $61.5 million, $40.1 million and $10.9 million for 2005, 2004 and 2003, respectively. The increase of $21.4 million, or 53.4%, in 2005 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $45.9 million in sales to this market in 2005, an increase of $21.6 million compared with 2004, which only included Spectra-Physics’ sales from the acquisition date of July 16, 2004. Net sales to this market from our existing businesses remained relatively constant in 2005 compared with 2004. Net sales to this market in 2004 increased by $29.2 million, or 267.9%, compared with 2003. The increase in 2004 was due primarily to our acquisition of Spectra-Physics, which contributed $24.3 million in 2004. In addition, our existing businesses saw sales increases to this market in 2004 totaling $4.9 million, or 45.0%, compared with 2003, due primarily to higher sales of products to one of our largest customers in this market.

Net sales to our other end markets were $71.1 million, $44.9 million and $21.3 million for 2005, 2004 and 2003, respectively. The increase of $26.2 million, or 58.4%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $38.6 million in sales to these markets in 2005, an increase of $22.2 million compared with 2004, which only included Spectra-Physics’ sales from the acquisition date of July 16, 2004. In addition, our existing businesses saw increases in sales to these markets in 2005 totaling $4.0 million, or 14.0%, due primarily to strong overall market conditions. Net sales to these markets in 2004 increased by $23.6 million, or 110.8%, compared with 2003. This increase was due primarily to our acquisition of Spectra-Physics, which contributed $16.4 million in 2004. In addition, sales in our existing businesses saw increases in sales to these markets of $7.2 million, or 33.8%, compared with 2003, due primarily to the overall strength in the economy.

Domestic and international sales by end market were as follows:

Domestic Sales:	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$73,287	$52,875	$20,412	38.6%
Microelectronics	81,172	65,732	15,440	23.5
Life and health sciences	36,148	27,584	8,564	31.0
Other end markets	24,993	16,310	8,683	53.2

Total domestic sales	$215,600	$162,501	$53,099	32.7%

International Sales:	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$82,274	$50,668	$31,606	62.4%
Microelectronics	34,325	13,084	21,241	162.3
Life and health sciences	25,378	12,492	12,886	103.2
Other end markets	46,156	28,590	17,566	61.4

Total international sales	$188,133	$104,834	$83,299	79.5%

Domestic Sales:	Year Ended
(In thousands)	January 1, 2005	December 31, 2003	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$52,875	$27,141	$25,734	94.8%
Microelectronics	65,732	32,420	33,312	102.8
Life and health sciences	27,584	9,796	17,788	181.6
Other end markets	16,310	8,509	7,801	91.7

Total domestic sales	$162,501	$77,866	$84,635	108.7%

International Sales:	Year Ended
(In thousands)	January 1, 2005	December 31, 2003	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$50,668	$21,199	$29,469	139.0%
Microelectronics	13,084	5,487	7,597	138.5
Life and health sciences	12,492	1,018	11,474	1,127.1
Other end markets	28,590	12,803	15,787	123.3

Total international sales	$104,834	$40,507	$64,327	158.8%

Geographically, net sales to international customers were as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	Increase	Percentage Increase
Europe	$86,054	$56,136	$29,918	53.3%
Pacific Rim	81,635	37,543	44,092	117.4
Other	20,444	11,155	9,289	83.3

Total international sales	$188,133	$104,834	$83,299	79.5%

	Year Ended
(In thousands)	January 1, 2005	December 31, 2003	Increase	Percentage Increase
Europe	$56,136	$25,097	$31,039	123.7%
Pacific Rim	37,543	11,846	25,697	216.9
Other	11,155	3,564	7,591	213.0

Total international sales	$104,834	$40,507	$64,327	158.8%

The increase in sales to international customers in 2005 of $83.3 million, or 79.5%, compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $119.9 million in international sales in 2005, an increase of $64.0 million compared with 2004, which only included Spectra-Physics’ sales from the acquisition date of July 16, 2004. In addition, our existing businesses saw increases in sales to international customers in 2005 totaling $19.3 million, or 39.5%, compared with 2004, due primarily to the aforementioned higher sales to a computer peripherals manufacturer. The increase in sales to international customers in 2004 compared with 2003 was due primarily to the addition of Spectra-Physics’ sales from the July 16, 2004 acquisition date, which contributed $55.9 million. In addition, our existing businesses saw increased sales to international customers totaling $8.4 million, or 20.7%, compared with 2003, due primarily to higher sales in Europe.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for 2005 compared with 2004 and 2003.

We expect net sales to be up slightly in the first quarter of 2006 compared with the fourth quarter of 2005 due to our strong backlog and strength in the microelectronics market, offset in part by reduced sales to the scientific research market due to the historical seasonality of that market. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will be flat to down slightly in the first quarter of 2006 compared with the fourth quarter of 2005 due to the historical seasonality in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to increase in the first quarter of 2006 compared with the fourth quarter of 2005 due to the overall strength in this market. The duration and extent of this improved market condition is difficult to predict and represents an uncertainty with respect to our future operating results.

We expect our sales to the life and health sciences market for the first quarter of 2006 to be flat to up slightly compared with the fourth quarter of 2005. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the near term due to our concentration of significant OEM customers in this market and the timing of their orders, but to increase over time as we increase our penetration of this market through the introduction of new products.

Gross Margin

Gross margin was 41.9%, 33.3% and 33.9% for 2005, 2004 and 2003, respectively. Gross margin for 2005 was positively impacted compared with 2004 by the higher absorption of fixed overhead resulting from the increased sales levels, by the inclusion of a full year of Spectra-Physics’ higher overall gross margin sales in 2005, by the benefits from the divestiture of our low-margin manufacturing operations in Oroville, California, which we completed early in the third quarter of 2005, and by cost savings resulting from our global sourcing activities.

Gross margin for 2004 was negatively impacted by certain charges to cost of sales, which are discussed in more detail below, that did not recur in 2005.

Gross margin for 2004 was positively impacted by the addition of Spectra-Physics’ higher overall gross margin sales from the July 16, 2004 acquisition date, but this impact was more than offset by charges to cost of sales for acquisition, integration and other items. These charges included $8.6 million, or 3.2% of net sales, related to the sale of acquired inventory that had been written up to an amount that included a normal selling margin in accordance with SFAS No. 141, Business Combinations, and sold during the second half of 2004. These charges also included $2.1 million, or 0.8% of net sales, for inventory valuation reserves associated primarily with certain discontinued product lines. In addition, gross margin in 2004 was negatively impacted by charges to cost of sales of $1.8 million, or 0.7% of net sales, related to the impairment of certain intangible assets of our former APAS division and $1.5 million, or 0.6% of net sales, related to the impairment of an intellectual property intangible asset. These impairment charges are discussed in more detail in Note 5, Restructuring, Impairment and Other Charges, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In the first quarter of 2006, we expect gross margins to improve slightly compared with the fourth quarter of 2005, due primarily to the increased absorption of fixed manufacturing overhead resulting from our anticipated higher sales level, and to additional cost savings resulting from our global sourcing initiatives.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $101.8 million, or 25.2% of net sales, $71.4 million, or 26.7% of net sales, and $35.3 million, or 29.8% of net sales, for 2005, 2004 and 2003, respectively. The increase in absolute dollars in 2005 compared with 2004 was due primarily to the inclusion of a full year of Spectra-Physics SG&A expense in 2005. The remainder of the increase was attributable primarily to an increase in variable selling expenses and incentive compensation associated with higher sales volume, a full year of amortization of acquired intangible assets in 2005 related to the Spectra-Physics acquisition, and increased accounting, auditing and tax services fees due to our increased size and to compliance with Section 404 of the Sarbanes-Oxley Act for Spectra-Physics.

The increase in absolute dollars in 2004 compared with 2003 was attributable primarily to the addition of $22.6 million of Spectra-Physics’ SG&A expense from the acquisition date of July 16, 2004 and to $3.2 million of amortization of acquired intangible assets related to the acquisition. The remainder of the increase in SG&A expense in 2004 compared with 2003 was attributable primarily to an increase in variable selling expenses and incentive compensation associated with the higher sales volume, increased accounting and auditing fees due to our increased size, and outside consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act.

We expect that SG&A expense will be slightly higher in the first quarter of 2006 compared with the fourth quarter of 2005 due to the inclusion of the non-cash expense related to stock options for the first time in 2006. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these changes in SG&A expense will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $35.9 million, or 8.9% of net sales, $22.2 million, or 8.3% of net sales and $11.8 million, or 10.0% of net sales, for 2005, 2004 and 2003, respectively. The increase in absolute dollars in 2005 compared with 2004 was attributable primarily to the inclusion of a full year of Spectra-Physics R&D expense in 2005, as well as to our increased investment in new product development programs in both of our business segments.

R&D expense increased $10.4 million, or 88.1%, in 2004 compared with 2003. This increase was attributable primarily to the addition of $9.6 million of R&D expenses for Spectra-Physics from the acquisition date of July 16, 2004.

We expect that R&D expense in the first quarter of 2006 will increase slightly compared with the fourth quarter of 2005. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these changes in R&D expense will likely not be in proportion to the changes in net sales.

Restructuring, Impairment and Other Charges

We had no restructuring, impairment and other charges in 2005. Restructuring, impairment and other charges totaled $14.9 million and $0.7 million for 2004 and 2003, respectively. The following table summarizes these charges:

	Year Ended
(In thousands)	January 1, 2005	December 31, 2003
Asset impairment, including goodwill	$14,541	$—
Severance	336	687

	$14,877	$687

In the fourth quarter of 2004, we completed our annual review of goodwill and other intangible assets and determined that goodwill and other intangible assets at our former APAS Division were impaired. In addition, in 2004, we reviewed fixed assets at facilities impacted by the integration of Spectra-Physics and identified duplicate and unnecessary assets. As a result of these actions, we recorded charges of approximately $56.6 million for impairment of goodwill and approximately $2.7 million for impairment of other acquired intangible assets, as well as an investment impairment of $1.5 million, and a fixed asset impairment of $2.3 million. Of these impairment amounts, approximately $3.3 million is included in cost of sales, approximately $14.5 million is included in restructuring, impairment and other charges, and approximately $45.3 million is included in loss from discontinued operations, net of income tax benefits for 2004.

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time. In connection with this plan, we recorded a charge of $11.9 million in 2002, of which $11.0 million is included in loss from discontinued operations, net of income tax benefits. In 2004 and 2003, we increased our estimate of the required reserve for facility consolidations under this plan by $0.6 million and $0.7 million, respectively, to reflect settlements of our remaining lease obligations for certain leases as well as revised estimates of future sublease income. Both amounts are included in loss from discontinued operations, net of income tax benefits.

In 2004, we recorded charges for severance costs of approximately $1.0 million relating to cost reduction actions taken as part of the integration of Spectra-Physics, of which $0.4 million is included in restructuring, impairment and other charges, and $0.6 million is included in loss from discontinued operations, net of income tax benefits. In 2003, we recorded charges for severance costs of approximately $1.0 million relating to cost reduction actions taken in 2003 that were not included in the original 2002 restructuring plan, of which $0.7 million is included in restructuring, impairment and other charges and $0.3 million is included in loss from discontinued operations, net of income tax benefits.

These restructuring, impairment and other charges are discussed in more detail in Note 5, Restructuring, Impairment and Other Charges, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest and Other Income (Expense), Net

Interest and other expense, net, totaled $2.0 million for each of 2005 and 2004, and interest and other income, net totaled $8.0 million for 2003. Although interest and other expense, net in 2005 was flat compared with 2004, there were a number of offsetting items between the two periods.

Our interest expense was approximately $1.9 million higher in 2005 compared with 2004, due primarily to the inclusion of a full year of interest expense on both the debt that we issued in connection with the acquisition of Spectra-Physics in July 2004, as well as the lines of credit we assumed in connection with the acquisition. In contrast, 2004 only included such interest expense for the period after the acquisition date of July 16, 2004. Also, our interest income was approximately $1.0 million less in 2005 compared with 2004, due primarily to significantly lower average cash and marketable securities balances resulting from cash paid in connection with the Spectra-Physics acquisition. These factors were offset by a number of charges in 2004 that did not recur in 2005, including a charge of $1.7 million for losses on sale of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for the Spectra-Physics acquisition, and a charge of $1.4 million for the loss on a minority interest investment that incurred an other-than-temporary reduction in value.

Interest and other expense, net was $2.0 million in 2004 compared with $8.0 million in interest and other income, net in 2003. Interest income was approximately $3.0 million lower in 2004 compared with 2003, due primarily to lower interest income earned from lower yields on cash and marketable securities and lower average balances of cash and marketable securities resulting from cash paid to fund the cash portion of the purchase price for Spectra-Physics. Our gains on sales of marketable securities were approximately $2.7 million lower in 2004 compared with 2003 due to rising interest rates which caused our portfolio to shift to a net unrealized loss position. In addition, our interest expense was approximately $1.6 million higher in 2004 compared with 2003, due primarily to the interest on both the debt we issued in connection with the Spectra-Physics acquisition and the lines of credit we assumed in connection with the acquisition, both of which were not incurred in 2003. In addition, as noted above, we recorded a number of charges in 2004 that did not occur in 2003.

We expect to incur interest and other expense, net, in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities.

Income Taxes

Our effective tax rates from continuing operations were an expense of 12.7% for 2005, and benefits of 4.6% and 249.8% for 2004 and 2003, respectively. The income tax benefit in 2003 was attributable to Federal income tax refunds and refundable foreign income tax incentives related to research and development, and to the favorable settlement of various Internal Revenue Service examinations.

During 2004, the Internal Revenue Service and the California Franchise Tax Board completed certain of their examinations. Based primarily on the favorable conclusions of these examinations, we recorded a reduction in our tax contingency reserve of approximately $3.0 million, of which $0.3 million is included in loss from discontinued operations, net of income tax benefits.

We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be substantially offset by a reduction in the valuation reserve, and pretax losses, should they occur, will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Liquidity and Capital Resources

Liquidity

Net cash provided by our operating activities of $13.9 million for 2005 was attributable primarily to the cash provided by our results of operations, offset in part by an increase in accounts and notes receivable as a result of higher sales in 2005, an increase in inventories, and a decrease in accrued expenses (including accrued restructuring costs) due primarily to the timing of payments.

Net cash provided by investing activities of $16.1 million for 2005 consisted primarily of net proceeds of $24.5 million from the sale of marketable securities and net proceeds of $2.4 million from the sale of businesses and equity investments, offset in part by net purchases of property, plant and equipment of $11.6 million. In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. In 2006 and 2007, we expect to use a total of approximately $15 million to $18 million of cash for capital expenditures related to this implementation.

Net cash used in financing activities of $39.6 million for 2005 consisted of payments totaling $46.2 million to purchase shares of our common stock as discussed below and payments of $0.3 million for capital lease obligations, offset in part by proceeds of $5.5 million received from the issuance of common stock in connection with stock option and employee stock purchase plans, and short-term borrowings of $1.4 million.

At December 31, 2005, we had cash and cash equivalents of $30.1 million and marketable securities of $40.9 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At December 31, 2005, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (4.38% at December 31, 2005) plus 1.5%, at our option, and carries an unused line fee of 0.25% per year. At December 31, 2005, there were no balances outstanding under this line of credit, with $1.8 million available, after considering outstanding letters of credit totaling $3.2 million.

Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.5 million at December 31, 2005) and expire as follows: $5.1 million on March 18, 2006, $6.8 million on May 31, 2006 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At December 31, 2005, we had $12.4 million outstanding and $2.1 million available for borrowing under these lines of credit. Approximately $9.8 million of the amount outstanding under these revolving lines of credit at December 31, 2005 is included in short-term obligations, and approximately $2.6 million is included in long-term debt, as the due date of this portion of the outstanding borrowings is June 30, 2008. Our four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at December 31, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At December 31, 2005, we had $2.8 million outstanding and $4.0 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of December 31, 2005 was 1.5%.

In 2003, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of our then-outstanding stock. In 2005, we purchased an aggregate of 174,833 shares of our common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. Also in 2005, we purchased 3,220,300 shares of our common stock from Thermo that we previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. We purchased the shares at a price of $13.56 per share for a total of $43.7 million. In 2004, we did not make any purchases under this program. In 2003, we repurchased 285,529 shares under this program at a cost of $4.5 million. As of December 31, 2005, 219,038 shares remained available for purchase under the share repurchase program. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

In the third quarter of 2005, we also received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon the vesting of shares of restricted stock issued to them under our 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $13.71 per share for a total of $0.1 million.

Contractual Obligations

We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on increases in the Consumer Price Index.

As of December 31, 2005, we had no material purchase obligations. Our long-term debt, and capital and operating lease obligations at December 31, 2005 are summarized as follows:

(In thousands)	Capital Leases	Operating Leases	Long-Term Debt	Total Obligations
Payments Due By Period:
2006	$154	$9,340	$—	$9,494
2007	154	6,834	—	6,988
2008	154	4,721	2,556	7,431
2009	155	3,070	50,000	53,225
2010	155	2,889	—	3,044
Thereafter	1,225	4,974	—	6,199

Total minimum lease payments	1,997	$31,828	$52,556	$86,381

Less amount representing interest	621

Present value of net minimum capital lease payments	$1,376

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures (including the aforementioned information systems expenditures), debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 17-26), and there can be no assurance that we will not require additional funding in the future.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We cannot assure you that any such financing would be available, or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

New Accounting Standards

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively, with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of an error in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have an impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, and requires us to account for employee stock options and rights to purchase shares under stock participation plans using the fair value method, and to record such value as a compensation expense in our consolidated financial statements. SFAS No. 123R will be effective as of January 1, 2006. The impact of the adoption of SFAS No. 123R on our results of operations will depend on a number of factors, including, but not limited to: the valuation model and the transition method that we choose under SFAS No. 123R; the accounting policies that we adopt concerning the method of recognizing the fair value of awards over the requisite service period, including the determination of assumptions regarding expected volatility, forfeiture rates, and life of the awards; the price of our stock on the date of award, and the number, types, terms and conditions of stock-based awards to be granted each year. We will use the Black-Scholes valuation model, which we currently use for our pro forma disclosures required by SFAS No. 123 regarding stock-based compensation. We will use the modified prospective transition method. Accordingly, the provisions of SFAS No. 123R will be applied to all awards granted, modified, repurchased, or cancelled after January 1, 2006. For all stock-based awards that are outstanding and unvested as of the January 1, 2006 adoption date, compensation expense will be recognized over the remaining vesting period, and will be based on the fair value of the awards determined as of the grant date as calculated under the original provisions of SFAS No. 123 and adjusted for the effect of estimated forfeiture rates. We believe that the adoption of SFAS No. 123R will have a significant impact on our results of operations. If we had applied the provisions of SFAS No. 123R to our financial statements for the year ended December 31, 2005, our net income would have been reduced by approximately $8.2 million. If we had applied the provisions of SFAS No. 123R to our financial statements for 2004 and 2003, net loss would have been increased by approximately $16.6 million and $18.2 million, respectively.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on the normal capacity of the production facilities. SFAS No. 151 will be effective as of January 1, 2006, and we do not believe that the adoption of SFAS No. 151 will have a significant effect on our results of operations or financial position.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income (loss) in our statement of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years. There were no forward exchange contracts outstanding at December 31, 2005 or January 1, 2005.

Our operating income from international operations totaled $7.9 million and $5.1 million in 2005 and 2004, respectively, and our operating loss from international operations was $0.6 million for 2003. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating our future international operating profit (loss) include the euro, Japanese yen, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the year ended December 31, 2005. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $40.9 million at December 31, 2005, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net income for 2005.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 18, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (Evaluation Date) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005. In conducting its evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newport Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Newport Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newport Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Newport Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Newport Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newport Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Newport Corporation and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 13, 2006

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 17, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 17, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 17, 2006, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2005 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 17, 2006.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant filed November 19, 1987 (incorporated by reference to exhibit in the Registrant’s 1987 Proxy Statement).

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

3.4	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

Exhibit Number	Description of Exhibit
10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.5	First Amendment to Lease dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Second Amendment to Lease dated November 5, 2003, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.8*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.10*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.11*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12*	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13*	Form of Restricted Stock Agreement under Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.14*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.15*	Amended and Restated Employee Stock Purchase Plan, as amended.

Exhibit Number	Description of Exhibit
10.16*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.20*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.21	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.22	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.23	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.24	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.26	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

10.27	Amendment No. 4 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

Exhibit Number	Description of Exhibit
10.28	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2004).

10.29	Stock Purchase Agreement dated June 29, 2005 between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 2, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

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

SIGNATURE	TITLE	DATE

/s/ Robert G. Deuster Robert G. Deuster	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Charles F. Cargile Charles F. Cargile	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2006

/s/ Daniel E. Della Flora Daniel E. Della Flora	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

/s/ R. Jack Aplin R. Jack Aplin	Director	March 16, 2006

/s/ Robert L. Guyett Robert L. Guyett	Director	March 16, 2006

/s/ Michael T. O’Neill Michael T. O’Neill	Director	March 16, 2006

/s/ C. Kumar N. Patel C. Kumar N. Patel	Director	March 16, 2006

/s/ Kenneth F. Potashner Kenneth F. Potashner	Director	March 16, 2006

/s/ Richard E. Schmidt Richard E. Schmidt	Director	March 16, 2006

/s/ Peter J. Simone Peter J. Simone	Director	March 16, 2006

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated statements of operations for the years ended December 31, 2005, January 1, 2005 and December 31, 2003	F-3

Consolidated balance sheets at December 31, 2005 and January 1, 2005	F-4

Consolidated statements of cash flows for the years ended December 31, 2005, January 1, 2005 and December 31, 2003	F-5

Consolidated statements of comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2005, January 1, 2005, and December 31, 2003	F-6

Notes to consolidated financial statements	F-7

Financial Statement Schedule – Schedule II – Consolidated valuation accounts	F-42

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newport Corporation

We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newport Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 13, 2006

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	$403,733	$267,335	$118,373
Cost of sales	234,480	178,335	78,225

Gross profit	169,253	89,000	40,148

Selling, general and administrative expense	101,834	71,354	35,328
Research and development expense	35,949	22,161	11,793
Restructuring, impairment and other charges	—	14,877	687

Operating income (loss)	31,470	(19,392)	(7,660)

Interest and other income (expense), net	(2,010)	(2,000)	7,985

Income (loss) from continuing operations before income taxes	29,460	(21,392)	325

Income tax provision (benefit)	3,746	(979)	(812)

Income (loss) from continuing operations before extraordinary gain	25,714	(20,413)	1,137

Loss from discontinued operations, net of income tax benefits of $850, $349 and $0, respectively	(16,973)	(61,023)	(14,297)
Extraordinary gain on settlement of litigation	2,891	—	—

Net income (loss)	$11,632	$(81,436)	$(13,160)

Basic net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$0.62	$(0.50)	$0.03
Loss from discontinued operations, net of income taxes	(0.41)	(1.49)	(0.37)
Extraordinary gain on settlement of litigation	0.07	—	—

Net income (loss)	$0.28	$(1.99)	$(0.34)

Diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$0.60	$(0.50)	$0.03
Loss from discontinued operations, net of income taxes	(0.40)	(1.49)	(0.36)
Extraordinary gain on settlement of litigation	0.07	—	—

Net income (loss)	$0.27	$(1.99)	$(0.33)

Shares used in the computation of income (loss) per share:
Basic	41,281	40,838	38,685
Diluted	42,716	40,838	39,939

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,112	$41,443
Marketable securities	40,910	66,739
Accounts receivable, net of allowance for doubtful accounts of $1,402 and $2,057, respectively	75,222	63,334
Notes receivable, net	5,170	6,891
Inventories	75,504	75,257
Deferred income taxes	2,077	—
Prepaid expenses and other current assets	8,544	8,710
Assets of discontinued operations	—	18,400

Total current assets	237,539	280,774

Property and equipment, net	50,424	55,577
Goodwill	173,440	176,235
Deferred income taxes	927	—
Intangible assets, net	50,840	54,420
Investments and other assets	16,236	11,462

	$529,406	$578,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$12,559	$17,186
Accounts payable	24,716	23,018
Accrued payroll and related expenses	20,178	20,619
Accrued expenses and other current liabilities	28,516	31,590
Accrued restructuring costs	1,122	2,672
Obligations under capital leases	77	161
Liabilities of discontinued operations	—	3,474

Total current liabilities	87,168	98,720

Long-term debt	49,996	46,716
Obligations under capital leases, less current portion	1,299	1,576
Accrued pension liabilities	11,311	11,410
Accrued restructuring costs and other liabilities	3,049	4,537

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 40,035,738 and 43,022,866 shares issued and outstanding, respectively	4,672	5,021
Capital in excess of par value	449,921	493,986
Deferred stock compensation	(316)	(1,379)
Accumulated other comprehensive income	1,263	8,470
Accumulated deficit	(78,957)	(90,589)

Total stockholders’ equity	376,583	415,509

	$529,406	$578,468

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31, 2005	January 1, 2005	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,632	$(81,436)	$(13,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,746	17,501	10,238
Loss on disposal of business	8,539	—	—
Provision for losses on inventories	1,986	9,907	717
Provision for doubtful accounts	(199)	364	277
Investment write-down	454	1,419	—
Impairment of goodwill and other intangible assets	—	63,084	—
Provision for restructuring and related charges	135	589	652
Gain on disposal of property and equipment	(518)	(55)	(27)
Extraordinary gain on settlement of litigation	(2,891)	—	—
Deferred income taxes, net	(922)	654	670
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	(14,290)	(7,913)	(4,269)
Inventories	(3,717)	6,728	2,135
Prepaid expenses and other current assets	(120)	(533)	1,888
Other assets and liabilities	3	(230)	(72)
Accounts payable	771	6,044	1,799
Accrued payroll and related expenses	(697)	3,599	(2,166)
Accrued expenses and other current liabilities	(2,975)	(18)	(3,515)
Accrued restructuring costs	(3,002)	(1,927)	(4,939)

Net cash provided by (used in) operating activities	13,935	17,777	(9,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,638)	(5,988)	(3,060)
Proceeds from the sale of property and equipment	806	11	679
Business acquisitions, net of cash acquired	—	(178,955)	—
Proceeds from sale of business and equity investments	2,382	—	—
Purchase of marketable securities	(265,775)	(399,568)	(720,651)
Proceeds from the sale of marketable securities	290,296	590,017	704,507
Purchase of equity investments and intellectual property	—	(410)	(4,637)

Net cash provided by (used in) investing activities	16,071	5,107	(23,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(270)	(277)	(3,214)
Short term borrowings	1,384	643	—
Proceeds from sale/leaseback of facility	—	—	1,953
Proceeds from issuance of common stock under employee plans	5,454	4,455	5,328
Purchases of the Company’s common stock	(46,209)	—	(4,545)

Net cash provided by (used in) financing activities	(39,641)	4,821	(478)
Impact of foreign exchange rate changes on cash balances	(1,696)	1,943	1,148

Net increase (decrease) in cash and cash equivalents	(11,331)	29,648	(32,264)
Cash and cash equivalents at beginning of year	41,443	11,795	44,059

Cash and cash equivalents at end of period	$30,112	$41,443	$11,795

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of par value	Deferred stock compensation	Accumulated other comprehensive income (loss)	Retained earnings/ (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
December 31, 2002	38,560	$4,500	$439,466	$(215)	$(1,241)	$4,007	$446,517
Net loss	—	—	—	—	—	(13,160)	(13,160)
Foreign currency translation gain	—	—	—	—	7,857	—	7,857
Unrealized loss on marketable securities, net of reclassification adjustment (Note 4)	—	—	—	—	(3,664)	—	(3,664)

Comprehensive loss							(8,967)
Issuance of common stock under employee plans	759	88	5,240	—	—	—	5,328
Repurchase of common stock	(286)	(33)	(4,512)	—	—	—	(4,545)
Amortization of deferred compensation	—	—	—	76	—	—	76

December 31, 2003	39,033	4,555	440,194	(139)	2,952	(9,153)	438,409
Net loss	—	—	—	—	—	(81,436)	(81,436)
Foreign currency translation gain	—	—	—	—	5,717	—	5,717
Unrealized loss on marketable securities, net of reclassification adjustment (Note 4)	—	—	—	—	(199)	—	(199)

Comprehensive loss							(75,918)
Acquisition of Spectra-Physics	3,220	376	47,703	—	—	—	48,079
Issuance of common stock under employee plans	639	75	4,380	—	—	—	4,455
Issuance of restricted stock	131	15	1,709	(1,724)	—	—	—
Amortization of deferred compensation	—	—	—	484	—	—	484

January 1, 2005	43,023	5,021	493,986	(1,379)	8,470	(90,589)	415,509
Net income	—	—	—	—	—	11,632	11,632
Foreign currency translation loss	—	—	—	—	(5,871)	—	(5,871)
Minimum pension liability adjustments, net of income tax benefit of $224	—	—	—	—	(1,220)	—	(1,220)
Unrealized loss on marketable securities, net of reclassification adjustment (Note 4)	—	—	—	—	(116)	—	(116)

Comprehensive income							4,425
Issuance of common stock under employee plans	577	67	5,387	—	—	—	5,454
Repurchase of common stock	(3,404)	(397)	(45,812)	—	—	—	(46,209)
Cancellation of common stock	(115)	(13)	(3,046)	—	—	—	(3,059)
Cancellation of restricted stock	(45)	(6)	(594)	600	—	—	—
Amortization of deferred compensation	—	—	—	463	—	—	463

December 31, 2005	40,036	$4,672	$449,921	$(316)	$1,263	$(78,957)	$376,583

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation (Newport or the Company) is a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. The Company’s broad range of products are used in mission-critical applications in industries including microelectronics manufacturing, aerospace and defense/security, life and health sciences and industrial manufacturing. The Company also provides high-performance lasers, components, instruments and subsystems to commercial, academic and governmental research institutions worldwide.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective in 2004, the Company changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year ends on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005, fiscal year 2004 (referred herein as 2004) ended on January 1, 2005 and fiscal year 2003 (referred herein as 2003) ended on December 31, 2003.

Business Segments

The Company develops, manufactures and markets its products within two distinct business segments, its Lasers Division and its Photonics and Precision Technologies (PPT) Division. In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as other photonic components and devices used in a wide range of applications, including scientific research, industrial and microelectronics manufacturing and medical diagnostics. The Company established the laser and laser-related technology business of Spectra-Physics as a new business segment, the Lasers Division, and combined Spectra-Physics’ photonics businesses with the Company’s former Industrial and Scientific Technologies Division to create its new PPT Division. In 2005, in connection with the decision to divest its robotic systems operations, the Company realigned its business segments to eliminate the previously reported Advanced Packaging and Automation Systems (APAS) Division. Portions of this division were reclassified into the PPT Division and the balance has been reported in discontinued operations. All prior period financial information has been reclassified to reflect these new segments.

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

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in the statements of operations in interest and other income (expense), net in the accompanying consolidated statements of operations.

There were no forward exchange contracts outstanding at December 31, 2005 or January 1, 2005.

Cash and Cash Equivalents and Marketable Securities

The Company considers cash-on-hand and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets.

Accounts and Notes Receivable

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on the Company’s historical collections experience. The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables. In the first quarter of 2005, the Company revised its method of estimating its reserve based upon the Company’s historical collections experience. As a result of this revision, the allowance for doubtful accounts was reduced by approximately $0.7 million in 2005, which reduced selling, general and administrative expense in the accompanying consolidated statements of operations.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At December 31, 2005 and January 1, 2005, notes receivable, net totaled $5.2 million and $6.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At December 31, 2005 and January 1, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $2.8 million and $4.3 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. The majority of the Company’s marketable securities are managed by a professional investment management firm, under the oversight of the Company’s senior financial management team. Such portfolio manager invests the funds in accordance with the Company’s investment policy, which, among other things, limits the amounts that may be invested with one issuer. Such policy is reviewed regularly by the Company’s senior financial management team and the Audit Committee of the Company’s Board of Directors.

The Company’s customers are concentrated in the microelectronics, aerospace and defense/security, life and health sciences, and scientific research markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the concentration risk and the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended December 31, 2005 and January 1, 2005, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year. For the year ended December 31, 2003, one customer accounted for 11.8% of the Company’s net sales, and accounted for 7.7% of the Company’s gross accounts receivable as of the end of such year.

Inventories

Inventories are stated at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Amounts required to reduce the carrying value of inventory to net realizable value are recorded as a charge to cost of sales.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. Goodwill is allocated to the Company’s reporting units at the completion of the purchase price allocation through specific identification, and is reallocated if the reporting units change. The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, the Company aggregates components if they have similar economic characteristics. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company performs the annual impairment review as of the beginning of the fourth quarter of each year. The Company tests for impairment of each of its reporting units by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using a discounted cash flow methodology.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets, other than goodwill and other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets, including minority interest investments in companies which are privately held and whose values are difficult to determine, are evaluated for other-than-temporary impairment at least annually in the fourth quarter of each year, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company records an investment impairment charge in any reporting period where it believes a long-lived asset has experienced a decline in value that is other-than-temporary.

Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s PPT Division generally carry a one-year warranty from the original invoice date on all product material and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision (based on historical experience) for the estimated costs that may be incurred for product warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

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

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment from the Company’s facilities), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company does record the full cost of the product at the time of shipment. Revenue for training is deferred until the service is completed. Revenue for extended service contracts is recognized over the related contract periods.

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

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs at December 31, 2005 and January 1, 2005 were not significant. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $3.9 million, $3.0 million and $2.1 million for 2005, 2004 and 2003, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $4.8 million, $3.1 million and $1.7 million are included in selling, general and administrative expense for 2005, 2004 and 2003, respectively.

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

Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods, excluding unvested restricted stock. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during the periods plus the dilutive effects of common stock equivalents (restricted stock and stock options) outstanding during the periods, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

Stock-Based Compensation

The Company has applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation and has complied with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation, for all periods presented. Accordingly, no compensation expense was recognized for employee stock options with exercise prices equal to or greater than the Company’s stock price at the date of grant. Costs related to restricted stock grants, representing the difference between the grant date fair value of the award and the purchase price, if any, of the related shares are fixed at the date of grant and amortized over the vesting period. Pro forma amounts adjusted for the effect of recording compensation cost related to the Company’s stock option and employee stock purchase plans determined based upon the fair value of awards under these plans as of the grant date, consistent with the methodology prescribed under SFAS No. 148 and SFAS No. 123, are presented below:

	Year Ended
(In thousands, except per share amounts)	December 31, 2005	January 1, 2005	December 31, 2003
Net income (loss) – reported	$11,632	$(81,436)	$(13,160)
Employee compensation expense under fair value method	(8,245)	(16,556)	(18,185)

Net income (loss) – pro forma	$3,387	$(97,992)	$(31,345)

Basic net income (loss) per share –reported	$0.28	$(1.99)	$(0.34)
Basic net income (loss) per share –pro forma	$0.08	$(2.40)	$(0.81)

Diluted net income (loss) per share -reported	$0.27	$(1.99)	$(0.33)
Diluted net income (loss) per share –pro forma	$0.08	$(2.40)	$(0.78)

The fair value of each option grant in 2005, 2004 and 2003 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2005	January 1, 2005	December 31, 2003
Expected annual volatility	60.1%	74.3%	70.6%
Risk-free interest rate	3.9%	3.4%	2.9%
Expected turnover rate	12.9%	12.9%	12.9%
Expected life (years)	5.0	5.0	5.0
Annualized dividend yield	—	—	—

The pro forma amounts shown for the impact of SFAS No. 123 are not necessarily indicative of future results because of the phase-in rules and differences in number of grants, stock price and assumptions for future years.

In December 2005, the Company accelerated the vesting of out-of-the-money options to purchase 268,500 shares of the Company’s common stock with exercise prices ranging from $16.91 to $24.09 per share. The decision to accelerate these options was made primarily to eliminate the future compensation expense associated with these out-of-the-money options that the Company would otherwise be required to recognize following the adoption of SFAS No. 123R, Share-Based Payments, on January 1, 2006.

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

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of this FSP will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively, with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of an error in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have an impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, and requires the Company to account for employee stock options and rights to purchase shares under stock participation plans using the fair value method, and to record such value as a compensation expense in the Company’s consolidated financial statements. SFAS No. 123R will be effective as of January 1, 2006. The impact of the adoption of SFAS No. 123R on the Company’s results of operations will depend on a number of factors, including, but not limited to: the valuation model and the transition method chosen by the Company under SFAS No. 123R; the accounting policies adopted by the Company concerning the method of recognizing the fair value of awards over the requisite service period, including the determination of assumptions regarding expected volatility, forfeiture rates, and life of the awards; the price of the Company’s stock on the date of award, and the number, types, terms and conditions of stock-based awards to be granted by the Company each year. The Company will use the Black-Scholes valuation model, which the Company currently uses for its pro forma disclosures required by SFAS No. 123 regarding stock-based compensation. The Company will use the modified prospective transition method. Accordingly, the provisions of SFAS No. 123R will be applied to all awards granted, modified, repurchased, or cancelled after January 1, 2006. For all stock-based awards that are outstanding and unvested as of the January 1, 2006 adoption date, compensation expense will be recognized over the remaining vesting period, and will be based on the fair value of the awards determined as of the grant date as calculated under the original provisions of SFAS No. 123 and adjusted for the effect of estimated forfeiture rates. The Company believes that the adoption of SFAS No. 123R will have a significant impact on its results of operations. If the Company had applied the provisions of SFAS No. 123R to its financial statements for the year ended December 31, 2005, the Company’s net income would have been reduced by approximately $8.2 million. If the Company had applied the provisions of SFAS No. 123R to its financial statements for 2004 and 2003, net loss would have been increased by approximately $16.6 million and $18.2 million, respectively.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on the normal capacity of the production facilities. SFAS No. 151 will be effective as of January 1, 2006, and the Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its results of operations or financial position.

NOTE 2 ACQUISITIONS AND INVESTMENTS

Acquisition of Spectra-Physics

In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics. Spectra-Physics manufactures solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonic instruments and components used in a wide range of markets, including scientific research, industrial and microelectronics manufacturing and life and health sciences. The combination created a leading photonics company with an integrated technology mix.

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from the date of acquisition on July 16, 2004.

The purchase price for Spectra-Physics, which resulted in the initial recognition of goodwill of $175.5 million, was determined by arms-length negotiation between management and Thermo Electron Corporation (Thermo), Spectra-Physics’ former parent company, taking into account a number of factors, including the value of the assets, the historical and projected financial performance of Spectra-Physics and the valuations of certain recently acquired companies with comparable businesses and financial performance.

The aggregate purchase price was approximately $275.4 million, which consisted of approximately $174.9 million in cash, $48.1 million in common stock of the Company, $46.4 million in debt and $6.0 million in other costs, which consisted primarily of professional fees related to the acquisition. The cash portion of the purchase price paid at the closing of the transaction in July 2004 was $200 million; however, the purchase price was subject to a net asset adjustment, which resulted in a payment of approximately $25.1 million by Thermo to the Company in the fourth quarter of 2004.

Below is a summary of the final purchase price, assets acquired and liabilities assumed:

(In thousands, except share amounts)
Consideration paid:
Cash paid	$174,870
3,220,300 shares of common stock, valued based upon the average price two days before and after the measurement date	48,079
Debt ($50 million, 5% interest payable quarterly, principal due in full July 16, 2009, discounted to market value)	46,382
Other costs, primarily professional fees	6,078

$275,409

Assets acquired and liabilities assumed:
Current assets	$95,396
Goodwill	172,457
Purchased intangible assets (including in-process R&D of $0.3 million)	58,400
Other assets	38,094
Current liabilities	(77,516)
Long-term liabilities	(11,422)

$275,409

The number of shares of the Company’s common stock issued was determined by dividing $50.0 million by the average closing price of the Company’s common stock for the 20 trading days ending two days before the acquisition date of July 16, 2004, which was $15.53 per share. The fair value of the Company’s common stock issued was determined using an average price of $14.93 per share, which was the average closing price of the Company’s common stock two days before and after the measurement date of July 14, 2004.

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

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a preliminary restructuring plan to consolidate certain locations. In connection with the finalization of the restructuring plan, which was completed in 2005, the Company adjusted the purchase price allocation recorded in 2004 and increased goodwill by approximately $0.2 million, which included a net reduction of certain accrued liabilities recorded on the acquisition date that were no longer required, a reduction of the estimated fair value recorded for fixed assets at certain closed facilities and an increase of certain incurred direct costs of the acquisition.

In 2005, the Company determined that the ultimate realization of certain acquired deferred tax assets was more likely than not. Accordingly, the Company recorded these deferred tax assets, which reduced goodwill by approximately $3.0 million.

Identifiable intangible assets consisted of the following:

(In thousands)	Estimated Fair Value	Weighted Average Amortization Period	Estimated Annual Amortization
Developed technology	$24,500	10-16 years	$1,801
Customer relationships	19,500	10 years	1,950
Backlog	2,200	6 months	2,200

Amortizable purchased intangible assets	46,200
Trademark/tradename	11,900	Indefinite	—

	$58,100

Approximately $0.3 million of the purchase price that represented purchased in-process technology that had not reached technological feasibility and had no alternative future use was expensed.

Supplemental Pro Forma Information

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the periods presented. The pro forma condensed combined statement of operations for the year ended January 1, 2005 includes the historical results of the Company including Spectra-Physics from the date of acquisition on July 16, 2004, plus the historical results of Spectra-Physics from January 1, 2004 to July 16, 2004. The pro forma condensed combined statement of operations for the year ended December 31, 2003 includes historical results of the Company, plus historical results of Spectra-Physics for the year ended December 31, 2003:

	Unaudited
	Year Ended
(In thousands)	January 1, 2005	December 31, 2003
Pro forma net sales	$383,621	$322,186
Pro forma loss from continuing operations	(7,395)	(15,706)
Pro forma net loss	(68,418)	(30,003)
Pro forma basic and diluted net loss per share	$(1.61)	$(0.71)

Investments

In 2003, the Company purchased a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.7 million. In 2004, the Company invested an additional $0.4 million and in 2005, the Company sold approximately 1.5 million of the shares owned and incurred a loss of $0.3 million. As of December 31, 2005, the Company’s total investment is $2.9 million and is reflected in investments and other assets in the consolidated balance sheets. The Company is accounting for this investment using the cost method of accounting.

NOTE 3 DIVESTITURES

Following the acquisition of Spectra-Physics, the Company conducted a strategic review of all of its businesses and concluded that the Company’s robotic systems operations in Richmond, California, which serve the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to the Company’s overall strategy. Consequently, the Company’s Board of Directors approved a plan to sell these operations. At that time, the Company classified its robotic systems operations as discontinued operations. In the third quarter of 2005, the Company determined that it would have ongoing cash flows with an identifiable component of these operations. Accordingly, the results of operations for this component for all periods presented have been reclassified into continuing operations. The remaining robotic systems operations have been accounted for as discontinued operations for all periods presented. The amounts of this component that have been included in continuing operations are as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	$4,248	$5,675	$1,183
Income (loss) before income taxes	1,069	(152)	(110)

The Company completed the sale of the robotic systems operations in Richmond, California in the fourth quarter of 2005 for $0.5 million in cash and a note receivable of $6.6 million. The principal amount of the note is due in four equal annual installments beginning in December 2007 and bears interest payable quarterly beginning June 30, 2006 at an annual rate of 6.75%, and is reflected in investments and other assets in the consolidated balance sheets. The final payment on December 31, 2010 will include the final interest payment, as well as the interest payment for the period from January 1, 2006 to March 31, 2006.

In 2002, to increase the efficiency of the Company’s product development and manufacturing efforts, the Company’s Board of Directors approved a plan to sell the Company’s operations in Plymouth, Minnesota, which manufactured high-precision motion stages for the semiconductor equipment, computer peripherals, fiber optic communications and life and health sciences industries. As a result, the Company recorded an impairment charge of $3.4 million in 2002 to write down the assets of the Plymouth operations to their estimated fair value of $2.6 million. In 2003, due to the weak response from potential buyers, the Company shut down the operations and liquidated the majority of the remaining assets, which resulted in an additional loss of $0.6 million.

In February 2005, the Company settled an outstanding dispute relating to the sale in 2002 of a substantial portion of the Company’s former Industrial Metrology Systems Division. As a result, the Company recorded a charge to discontinued operations of approximately $0.6 million in the fourth quarter of 2004.

The net sales and loss before income taxes from the discontinued operations are as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Net sales	$8,835	$18,446	$18,457
Loss before income taxes	(17,823)	(61,372)	(14,297)

These divestitures have been accounted for as discontinued operations for all periods presented. The realized losses recognized on these divestitures totaled $8.5 million, $0.6 million and $0.6 million in 2005, 2004 and 2003, respectively.

NOTE 4 SUPPLEMENTAL BALANCE SHEETS, STATEMENTS OF OPERATIONS AND CASH FLOW INFORMATION

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Cash and cash equivalents	$30,112	$41,443
Marketable Securities:
U.S. government and agency debt securities	11,263	19,491
Corporate debt securities	23,415	32,825
Asset-backed securities	4,464	12,768
Foreign government debt securities	768	1,655
Certificates of deposit	1,000	—

	40,910	66,739

	$71,022	$108,182

All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2005 are as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
U.S. government and agency debt securities	$11,263	$—	$(162)
Corporate debt securities	23,415	3	(106)
Asset-backed securities	4,464	1	(51)
Foreign government debt securities	768	—	—
Certificates of deposit	1,000	—	(3)

	$40,910	$4	$(322)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$4,342	$(68)	$6,921	$(94)
Corporate debt securities	5,123	(59)	4,046	(47)
Asset-backed securities	444	(6)	3,179	(45)
Certificates of deposit	1,000	(3)	—	—

	$10,909	$(136)	$14,146	$(186)

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2005 are as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
U.S. government and agency debt securities	$19,491	$—	$(95)
Corporate debt securities	32,825	10	(33)
Asset-backed securities	12,768	—	(84)
Foreign government debt securities	1,655	—	—

	$66,739	$10	$(212)

Included in available for sale securities at January 1, 2005 are asset-backed securities with an aggregate fair value of $1.4 million which were in an unrealized loss position for 12 months or longer.

The contractual maturities of available for sale securities are as follows:

(In thousands)	December 31, 2005	January 1, 2005
0 – 1 Year	$18,416	$19,207
1 – 2 Years	12,091	15,719
2 – 3 Years	2,964	12,784
3 – 5 Years	3,011	5,476
More than 5 years	4,428	13,553

	$40,910	$66,739

The gross realized gains and gross realized losses on sales of available for sale securities are as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Gross realized gains	$95	$386	$3,989
Gross realized losses	(136)	(1,934)	(1,076)

	$(41)	$(1,548)	$2,913

In connection with the acquisition of Spectra-Physics in 2004, the Company realized a loss of $1.7 million on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price.

Inventories

Inventories are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Raw materials and purchased parts	$33,401	$37,628
Work in process	20,148	19,481
Finished goods	21,955	18,148

	$75,504	$75,257

Property and Equipment, net

Property and equipment, net, including assets under capital leases, are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Land	$2,938	$2,983
Buildings	10,748	13,117
Leasehold improvements	18,045	16,687
Machinery and equipment	55,659	55,314
Office equipment	17,552	18,196

	104,942	106,297
Less accumulated depreciation	(54,518)	(50,720)

	$50,424	$55,577

Depreciation expense from continuing operations, including the amortization of assets under capital leases, totaled $14.0 million, $8.6 million and $6.8 million for 2005, 2004 and 2003, respectively.

Intangible Assets, Including Goodwill

Goodwill, net by reportable segment is as follows:

(In thousands)	December 31, 2005	January 1, 2005
Lasers	$103,474	$105,151
Photonics and Precision Technologies	69,966	71,084

	$173,440	$176,235

Adjustments to goodwill by reportable segments are described in Note 2.

Intangible assets, excluding goodwill, are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $2,626 and $825, respectively	$21,874	$23,675
Customer relationships, net of accumulated amortization of $2,844 and $894, respectively	16,656	18,606
Backlog, net of accumulated amortization of $2,200 and $2,017, respectively	—	183
Other, net of accumulated amortization of $21 and $58, respectively	410	56

	38,940	42,520
Intangible assets not subject to amortization:
Trademarks and trade names	11,900	11,900

Intangible assets, net	$50,840	$54,420

Amortization expense related to intangible assets totaled $4.0 million, $4.8 million and $0.6 million for 2005, 2004 and 2003, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2006	$3,755
2007	3,754
2008	3,754
2009	3,754
2010	3,754
Thereafter	20,169

$38,940

Accrued Warranty Obligations

The activity in accrued warranty obligations is as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005
Balance at beginning of year	$4,890	$523
Additions from business acquisition	—	4,504
Additions charged to cost of sales	5,476	2,825
Warranty claims	(5,111)	(2,962)

Balance at end of period	$5,255	$4,890

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Deferred revenue	$8,775	$9,820
Accrued warranty obligations	5,255	4,890
Accrued income taxes	3,093	2,939
Other	11,393	13,941

	$28,516	$31,590

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is as follows:

(In thousands)	December 31, 2005	January 1, 2005
Cumulative foreign currency translation gains	$2,801	$8,672
Minimum pension liability adjustments	(1,220)	—
Unrealized losses on marketable securities	(318)	(202)

	$1,263	$8,470

Comprehensive Income (Loss)

The reclassification adjustment included in net unrealized gains on marketable securities which is also included in comprehensive income (loss) is as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Unrealized holding period losses arising during period	$(157)	$(1,747)	$(751)
Less: reclassification adjustments for (gains) losses included in net income (loss)	41	1,548	(2,913)

Unrealized losses on marketable securities, net of reclassification adjustment	$(116)	$(199)	$(3,664)

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Interest and dividend income	$2,516	$3,470	$6,525
Interest expense	(3,696)	(1,826)	(205)
Bank and portfolio asset management fees	(490)	(508)	(785)
Foreign exchange gains (losses), net	64	(377)	(281)
Gains (losses) on sale of marketable securities, net	(41)	(1,548)	2,913
Investment write-downs	(454)	(1,419)	—
Other income (expense), net	91	208	(182)

Total interest and other income (expense), net	$(2,010)	$(2,000)	$7,985

In 2004, the Company determined that a minority interest investment made in prior years in a manufacturer of precision mechanical components had incurred an other-than-temporary reduction in value. As a result, the Company recorded a charge of $1.4 million in 2004 to write down the investment to its estimated fair value.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information are as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Cash paid (received) during the period for:
Interest	$2,972	$944	$199
Income taxes, net	$2,916	$500	$(3,301)
Non-cash investing and financing activities:
Issuance of common stock in connection with business acquisition	$—	$48,079	$—
Issuance of debt in connection with business acquisition	$—	$46,382	$—

NOTE 5 RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

The following table summarizes restructuring, impairment and other charges:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Asset impairment, including goodwill	$—	$14,541	$—
Severance	—	336	687

	$—	$14,877	$687

Asset Impairment, including goodwill

In the fourth quarter of 2004, the Company completed its annual review of goodwill and other intangible assets and determined that goodwill and other intangible assets at its former APAS Division were impaired. As a result of these actions, the Company recognized impairment of goodwill of approximately $56.6 million and other acquired intangible assets of approximately $2.7 million, of which approximately $1.8 million is included in cost of sales, approximately $13.4 million is included in restructuring, impairment and other charges, and approximately $44.1 million is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations for 2004.

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

In the third and fourth quarters of 2004, the Company reviewed fixed assets at facilities impacted by the integration of Spectra-Physics and identified duplicate and unnecessary assets. As a result, the Company recorded an impairment charge of approximately $2.3 million. Substantially all of these assets were sold or abandoned in 2004, with the remaining amount held for sale and subsequently sold in the first quarter of 2005. The Company determined the fair value of these assets using quoted used equipment market prices. Approximately $1.1 million of the impairment charge is included in restructuring, impairment and other charges and approximately $1.2 million is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations.

The classification of these asset impairment charges in the accompanying consolidated statements of operations for 2004 is as follows:

(In thousands)	Cost of Sales	Restructuring, Impairment and Other Charges	Discontinued Operations	Total
Goodwill impairment	$—	$12,571	$44,053	$56,624
Intangible asset impairment	3,280	853	—	4,133
Fixed asset impairment	—	1,117	1,210	2,327

	$3,280	$14,541	$45,263	$63,084

All such amounts have been excluded from the Company’s business segments, due to the nature of such charges.

Severance

Cost reduction actions taken in 2004 as part of the integration of Spectra-Physics resulted in severance costs of $1.0 million, of which $0.4 million is included in restructuring, impairment and other charges and $0.6 million is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations in 2004. In addition, cost reduction actions taken in 2003 that were not included in the original 2002 restructuring plan resulted in severance costs of $1.0 million, of which $0.7 million is included in restructuring, impairment and other charges and $0.3 million is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations in 2003. All such amounts have been excluded from the Company’s business segments, due to the nature of such charges.

NOTE 6 ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a preliminary restructuring plan to consolidate certain locations, which included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million in costs related to facility consolidations. In 2005, the Company finalized this plan, which included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs, resulting in a net increase of approximately $0.1 million from the preliminary plan. This increase resulted in an adjustment to goodwill of approximately $0.1 million.

The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics that involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$2,171	$3,186	$5,357
Cash payments	(484)	—	(484)

Accrued restructuring at January 1, 2005	1,687	3,186	4,873
Cash payments	(2,256)	(349)	(2,605)
Adjustments to restructuring plan	1,160	(1,036)	124

Accrued restructuring at December 31, 2005	$591	$1,801	$2,392

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At December 31, 2005 and January 1, 2005, $0.9 million and $2.1 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs and $1.5 million and $2.8 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring the Company’s operating costs in line with its business outlook at that time. In 2005, the Company increased its estimate of the required liability for facility consolidations by $0.1 million to reflect revised estimates of reduced future sublease income. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In 2004 and 2003, the Company increased the estimate of the required reserve for facility consolidations by $0.6 million and $0.7 million, respectively, to reflect settlements of its remaining lease obligations for certain leases as well as revised estimates of future sublease income. Both of these amounts are included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Employee Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2002	$1,758	$4,216	$5,974
Restructuring and asset impairment charges	—	651	651
Cash payments	(2,343)	(2,595)	(4,938)
Reclassifications	585	(585)	—

Accrued restructuring at December 31, 2003	—	1,687	1,687
Restructuring and asset impairment charges	—	589	589
Cash payments	—	(1,443)	(1,443)

Accrued restructuring at January 1, 2005	—	833	833
Restructuring and asset impairment charges	—	135	135
Cash payments	—	(397)	(397)

Accrued restructuring at December 31, 2005	$—	$571	$571

As of December 31, 2005, $0.6 million of facility-related costs remained accrued under the Company’s 2002 restructuring plan. The facility consolidation reserves will be paid over the associated lease terms, which expire at various dates between 2006 and 2008. At December 31, 2005 and January 1, 2005, $0.2 million and $0.6 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.4 million and $0.2 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

NOTE 7 DEBT AND LINES OF CREDIT

At December 31, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (4.38% at December 31, 2005) plus 1.5%, at the Company’s option, and carries an unused line fee of 0.25% per year. At December 31, 2005, there were no balances outstanding under this line of credit, with $1.8 million available, after considering outstanding letters of credit totaling $3.2 million.

The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.5 million at December 31, 2005) and expire as follows: $5.1 million on March 18, 2006, $6.8 million on May 31, 2006 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At December 31, 2005, the Company had $12.4 million outstanding and $2.1 million available for borrowing under these lines of credit. Approximately $9.8 million of the amount outstanding under these revolving lines of credit at December 31, 2005 is included in short-term obligations in the accompanying balance sheets, and approximately $2.6 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. The four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at December 31, 2005), have no expiration date and bear interest at the bank’s prevailing rate. At December 31, 2005, the Company had $2.8 million outstanding and $4.0 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of December 31, 2005 was 1.5%.

Total long-term debt is as follows:

(In thousands)	December 31, 2005	January 1, 2005
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at December 31, 2005)	$2,556	$—
Note payable due July 2009, interest at 5% payable quarterly	50,000	50,000

Subtotal	52,556	50,000
Less: unamortized discount on note payable	(2,560)	(3,284)

Total long-term debt	$49,996	$46,716

NOTE 8 NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$25,714	$(20,413)	$1,137
Loss from discontinued operations, net of income tax benefits	(16,973)	(61,023)	(14,297)
Extraordinary gain on settlement of litigation	2,891	—	—

Net income (loss)	$11,632	$(81,436)	$(13,160)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding	41,446	40,961	38,750
Weighted unvested restricted stock outstanding	(165)	(123)	(65)

Denominator for basic net income (loss) per share	41,281	40,838	38,685
Effect of dilutive securities:
Employee stock options	1,270	—	1,215
Restricted stock	165	—	39

Denominator for diluted net income (loss) per share	42,716	40,838	39,939

Common stock equivalents of 1,733 has been excluded from the denominator for purposes of calculating diluted loss per share for the year ended January 1, 2005 as their inclusion would be antidilutive due to the loss from continuing operations incurred.

NOTE 9 COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rent based on increases in the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.

Future minimum rental commitments under terms of these leases at December 31, 2005 are as follows:

(In thousands)	Capital Leases	Operating Leases	Total Obligations
Payments Due By Period:
2006	$154	$9,340	$9,494
2007	154	6,834	6,988
2008	154	4,721	4,875
2009	155	3,070	3,225
2010	155	2,889	3,044
Thereafter	1,225	4,974	6,199

Total minimum lease payments	1,997	$31,828	$33,825

Less amount representing interest	(621)

Present value of net minimum capital lease payments	$1,376

The Company has subleased several of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at December 31, 2005 are as follows:

(In thousands)	Operating Leases
Payments Due By Period:
2006	$757
2007	1,365
2008	938

Total minimum sublease payments	$3,060

Rental expense from continuing operations under all leases totaled $15.2 million, $9.0 million and $4.3 million for 2005, 2004 and 2003, respectively.

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

As of December 31, 2005, the estimated costs to complete the remediation were approximately $1.0 million, and the Company has established reserves equal to the present value of the estimated cost of the remediation. In connection with Newport’s purchase of Spectra-Physics, Thermo (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for costs relating to clean-up requirements or third party claims relating to this site that arise prior to July 16, 2014, to the extent such costs are in excess of these reserves.

Below is a summary of the Company’s environmental reserves, which are included in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets:

(In thousands)	December 31, 2005	January 1, 2005
Estimated undiscounted environmental liability	$1,019	$1,375
Less discount (at 7% per annum)	(401)	(481)

Net liability	$618	$894

Estimated payments for future fiscal years are as follows:

(In thousands)	Estimated Payments
2006	$147
2007	104
2008	104
2009	106
2010	106
Thereafter	452

$1,019

The Company expects payments to extend through approximately 2014.

Other Contingencies

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

NOTE 10 EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

In 2005, the Company settled a dispute arising out of its acquisition of Micro Robotics Systems, Inc. (MRSI). As a result of this settlement, the Company recorded an extraordinary gain of $2.9 million in the first quarter of 2005. Pursuant to the terms of the settlement agreement, 114,691 shares of the Company’s common stock, which were being held in escrow, were returned to the Company and cancelled. Such shares had been issued to the former MRSI stockholders at the time of the acquisition of MRSI, or had been issued upon the exercise of options to purchase the Company’s common stock which had been granted at the time of the acquisition in connection with the assumption and conversion of options to purchase MRSI common stock. In addition, outstanding options to purchase 21,606 shares of the Company’s common stock were cancelled and the exercise prices of all remaining outstanding options which had been granted in connection with the MRSI acquisition were increased to reflect an adjustment to the total consideration paid for the acquisition.

NOTE 11 INCOME TAXES

United States and foreign taxable income (loss) from continuing operations before income taxes are as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
United States	$23,002	$(23,211)	$1,622
Foreign	6,458	1,819	(1,297)

	$29,460	$(21,392)	$325

The income tax provision (benefit) based on income (loss) from continuing operations is as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Current:
Federal	$78	$(2,865)	$(709)
State	1,090	95	140
Foreign	3,500	1,137	(243)

	4,668	(1,633)	(812)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(922)	654	—

	(922)	654	—

	$3,746	$(979)	$(812)

During 2004, the Internal Revenue Service and the California Franchise Tax Board completed their examinations of the 2002 consolidated net operating loss carryback claim of MRSI to years ended in September 1995 through 2001 and the short-period year ended February 2002. During 2004, the California Franchise Tax Board completed its examination of the Company related to 1996. Based primarily on the favorable conclusions of these examinations, the Company recorded a reduction in its tax contingency reserve of approximately $3.0 million, of which $0.3 million is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations.

During 2003, the Internal Revenue Service completed its examination of the Company related to the years 1996 and 1997. Based on the favorable conclusion of the examination, the Company recorded a reduction in its tax contingency reserve of approximately $0.5 million.

The income tax provision (benefit) that is based on income (loss) from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Income tax provision (benefit) at statutory rate	$10,311	$(7,434)	$152
Increase (decrease) in taxes resulting from:
Goodwill impairment	—	5,328	—
State tax (net of federal benefit)	720	62	—
Foreign rate variance	(52)	1,154	(36)
Income tax credits	—	(260)	(541)
Valuation allowance	(7,063)	2,952	432
Tax exempt income	—	—	(247)
Favorable settlement of tax contingency	(243)	(2,955)	(505)
Other, net	73	174	(67)

	$3,746	$(979)	$(812)

Income tax benefits of $0.9 million and $0.3 million were allocated to discontinued operations for 2005 and 2004, respectively. No income tax provision or benefit was allocated to discontinued operations for 2003.

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

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheets, are as follows:

(In thousands)	December 31, 2005	January 1, 2005
Deferred tax assets:
Net operating loss carryforwards	$53,133	$56,239
Accruals and other items not currently deductible for tax purposes	15,831	18,664
Tax credit carryforwards	15,120	15,485
Capital loss carryforwards	2,643	2,687
Minimum pension liability adjustments	224	—
Other basis differences	2,098	—
Valuation allowance	(65,553)	(64,227)

Total deferred tax assets	23,496	28,848
Deferred tax liabilities:
Purchased intangible assets	18,238	22,788
Accruals not currently taxable	30	4,418
Accelerated depreciation methods used for tax purposes	2,831	1,640
Other basis differences	—	802
State taxes	—	2

Total deferred tax liabilities	21,099	29,650

Net deferred tax assets (liabilities)	$2,397	$(802)

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase were recognized based on management’s best estimate of the ultimate settlement that may be accepted by the tax authorities. Management continually evaluates these tax-related matters. At the date of any material change in management’s best estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liability previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition. In connection with the acquisition of Spectra-Physics in 2004, the Company recorded $25.4 million in domestic deferred tax liabilities and $9.4 million in domestic deferred tax assets. The acquired net deferred tax liability of $16.0 million in 2004 reduced the Company’s previously recorded net deferred tax asset accordingly. The remainder of these deferred taxes was recorded as a reduction to goodwill in 2004. In 2005, the Company determined that the ultimate realization of certain acquired deferred tax assets was more likely than not. Accordingly, the Company recorded these deferred tax assets, which reduced goodwill by approximately $3.0 million.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2005, due to uncertainties surrounding the realization of the cumulative federal, state, and foreign net operating losses sustained during 2004 and 2003, the Company has a valuation allowance of $65.5 million against its deferred tax assets. When recognized, $8.8 million of the tax benefits relating to any reversal of the valuation allowance will be accounted for as an increase in stockholders’ equity for certain tax deductions from employee stock options, $0.2 million will reduce goodwill and the remaining amount will be accounted for as a reduction of income tax expense.

At December 31, 2005, the Company has gross federal, state, and foreign net operating loss carryforwards totaling approximately $144.5 million, $48.8 million, and $4.4 million, respectively. Federal net operating loss carryforwards begin to expire in 2020; state net operating loss carryforwards begin to expire in 2010. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely, although some will begin to expire in 2010.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryfowards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The Company has federal and state income tax credit carryforwards of $7.8 million and $7.3 million, respectively, which expire in years 2006 through 2024. The Company has gross federal capital loss carryforwards of approximately $6.6 million which expire in 2007.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no U.S. federal or state liability has been recorded totaled approximately $11.9 million and $8.0 million at December 31, 2005 and January 1, 2005, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. At present, the Company has no plans to repatriate foreign earnings under the AJCA.

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

The following table summarizes stock option and restricted stock activity for the years ended December 31, 2005, January 1, 2005 and December 31, 2003.

	Available for Option Grant or Award	Outstanding			Weighted Average Exercise Price of Option
		Options	Restricted Stock	Total
Balance at December 31, 2002	4,668,393	5,333,925	10,500	5,344,425	$18.97
Granted	(1,164,100)	1,164,100	—	1,164,100	11.38
Exercised/released	—	(593,278)	(8,500)	(601,778)	5.95
Forfeited under prior plans	—	(246,858)	—	(246,858)	62.60
Forfeited	294,183	(294,183)	—	(294,183)	14.76

Balance at December 31, 2003	3,798,476	5,363,706	2,000	5,365,706	16.98
Granted	(1,147,387)	990,091	157,296	1,147,387	14.95
Exercised/released	—	(441,819)	(1,000)	(442,819)	4.94
Forfeited under prior plans	—	(70,214)	—	(70,214)	84.25
Forfeited	159,802	(133,428)	(26,374)	(159,802)	13.89

Balance at January 1, 2005	2,810,891	5,708,336	131,922	5,840,258	16.80
Granted	(613,850)	613,850	—	613,850	13.51
Exercised/released	—	(306,094)	(30,714)	(336,808)	7.39
Forfeited under prior plans	—	(144,845)	—	(144,845)	62.30
Forfeited	432,561	(387,907)	(44,654)	(432,561)	14.07

Balance at December 31, 2005	2,629,602	5,483,340	56,554	5,539,894	$15.97

Options Exercisable at:
December 31, 2005				4,269,024	$16.92
January 1, 2005				3,745,489	$18.26
December 31, 2003				3,279,147	$15.17

The weighted average grant-date fair value of restricted stock granted 2004 was $13.03 per share. There were no grants of restricted stock in 2005 or 2003.

The weighted average per share fair value of options granted in 2005, 2004 and 2003 was $7.38, $9.45 and $7.23, respectively. The following table summarizes information concerning options outstanding and exercisable at December 31, 2005:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price
$ 1.31–$ 2.92	266,295	$1.74	3.0	266,295	$1.74
2.96–5.96	1,040,329	4.31	2.0	1,040,329	4.31
7.87–17.67	3,525,826	13.32	6.7	2,311,510	13.69
20.25–44.00	242,150	26.64	5.5	242,150	26.64
48.00–70.00	314,990	68.06	4.9	314,990	68.06
75.75–163.63	93,750	82.66	4.9	93,750	82.66

$ 1.31–$ 163.63	5,483,340	$15.97	5.5	4,269,024	$16.92

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The Purchase Plan, originally established on January 1, 1995, was amended and restated effective April 1, 2003, extending the term of the Plan for a period of ten (10) years expiring March 31, 2013, and increasing the number of shares of common stock authorized for issuance thereunder by an additional 2,000,000 shares. An aggregate of 3,950,000 shares of common stock were authorized for issuance under the Purchase Plan. Prior to January 1, 2006, the purchase price for the purchase of shares under the Purchase Plan was 85% of the lower of the fair market value of the stock on the first or last day of each quarter (look-back feature). Effective January 1, 2006, the Company amended the Purchase Plan to eliminate the look-back feature and to increase the purchase price for shares under the Purchase Plan to 95% of the fair market value of the stock on the last day of the offering period. The purpose of this Purchase Plan amendment was to reduce the compensation expense which the Company would be required to recognize in connection with future purchases under the Purchase Plan following the adoption of SFAS No. 123R on January 1, 2006.

There were 270,549, 197,316 and 163,151 shares issued under the Purchase Plan during 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had reserved 8,112,942 shares of common stock for future issuance under its stock incentive plans and assumed stock options and had reserved 1,601,681 shares under the Purchase Plan.

NOTE 13 STOCKHOLDER EQUITY TRANSACTIONS

In April 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. In May 2005, the Company purchased an aggregate of 174,833 shares of its common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, the Company purchased 3,220,300 shares of its common stock from Thermo that were previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. The Company purchased the shares at a price of $13.56 per share for a total of $43.7 million. As of December 31, 2005, 219,038 shares remained available for purchase under the share repurchase program. The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions.

In the third quarter of 2005, the Company received and cancelled 9,293 shares of common stock in payment of taxes owed on ordinary income recognized by certain employees upon the vesting of shares of restricted stock issued to them under the Company’s 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $13.71 per share, for a total of $0.1 million.

NOTE 14 FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Investments

Included in investments and other assets in the accompanying consolidated balance sheets are other long-term minority interest investments in companies that are carried at cost. The estimated fair value of the investments is calculated based upon the indicated fair value using the most recent valuation.

Note Receivable

The note receivable included in investments and other assets in the accompanying consolidated balance sheets is a long-term note related to the divestiture of the Company’s robotic systems operations in Richmond, California. The carrying amount of the note approximates fair value.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		January 1, 2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$30,112	$30,112	$41,443	$41,443
Marketable securities	40,910	40,910	66,739	66,739
Investments	2,890	4,340	4,432	5,455
Note receivable related to sale of business	6,601	6,601	—	—
Short-term obligations	12,559	12,559	17,186	17,186
Long-term debt	49,996	49,996	46,716	46,716

NOTE 15 DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $4.8 million, $2.4 million and $1.5 million for 2005, 2004 and 2003, respectively. Expense in 2004 includes the matching contributions for employees of Spectra-Physics from the date of acquisition of July 16, 2004.

NOTE 16 DEFINED BENEFIT PENSION PLANS

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

The measurement date for the amounts shown below is as of December 31, 2005 and January 1, 2005. The 2004 information below includes pension plan information related to Spectra-Physics from the date of acquisition on July 16, 2004. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005
Service cost	$580	$258
Interest cost on projected benefit obligation	590	306
Expected return on plan assets	(150)	(97)
Recognized net actuarial (gain) loss	—	18
Amortization of unrecognized gain	—	30

	$1,020	$515

Net periodic benefit costs for pension plans of the Company’s subsidiaries are not included for 2003 as such information was not material.

The activity under and the balance sheet impact of the Company’s defined benefit plans is as follows:

(In thousands)	December 31, 2005	January 1, 2005
Change in benefit obligation:
Benefit obligation, beginning of year	$15,335	$15,932
Service cost	580	258
Interest cost	590	306
Contributions by plan participants	18	7
Actuarial (gains) losses	1,856	(48)
Benefits paid	(446)	(1,615)
Currency translation adjustments	(1,885)	495

Benefit obligation, end of year	16,048	15,335

Change in plan assets:
Fair value of plan assets, beginning of year	3,966	4,664
Company contributions	1,047	635
Contributions by plan participants	18	7
Actual return on plan assets	149	66
Benefits paid	(266)	(1,539)
Currency translation adjustments	(471)	133

Fair value of plan assets, end of year	4,443	3,966

Funded status	(11,605)	(11,369)
Unrecognized net actuarial (gain) loss	1,738	(41)

Net amount recognized	$(9,867)	$(11,410)

Amounts recognized in the balance sheet:
Accrued pension liability	$(11,311)	$(11,410)
Accumulated other comprehensive income	1,444	—

Net amount recognized	$(9,867)	$(11,410)

At December 31, 2005, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $16.0 million, $14.5 million and $4.4 million, respectively, and at January 1, 2005, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $15.3 million, $13.7 million and $4.0 million, respectively.

Estimated benefit payments for the next 10 years are as follows:

(In thousands)	Estimated Benefit Payments
2006	$383
2007	787
2008	1,199
2009	290
2010	252
Thereafter	2,512

$5,423

The Company expects to contribute approximately $1.2 million to the plans during 2006.

The weighted average rates used to determine the net periodic benefit costs are as follows:

	Year ended
	December 31, 2005	January 1, 2005
Discount rate	3.7%	4.3%
Rate of increase in salary levels	3.0%	3.1%
Expected long-term rate of return on assets	3.3%	4.1%

The weighted average rates used to determine benefit obligations at the respective periods are as follows:

	December 31, 2005	January 1, 2005
Discount rate	3.7%	4.2%
Rate of increase in salary levels	3.0%	3.1%
Expected long-term rate of return on assets	3.3%	4.1%

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

Plan assets were held in the following categories as a percentage of total plan assets:

	December 31, 2005	January 1, 2005
Cash	27%	18%
Pooled funds of insurance companies	73	82

	100%	100%

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

Other Pension-Related Assets

As of December 31, 2005 and January 1, 2005, the Company had assets with aggregate market values of approximately $5.1 million and $5.6 million, respectively, which it has set aside in connection with its German pension plans. Such funds are being held and invested by the insurance company administering these plans, in accordance with German pension laws. At December 31, 2005 and January 1, 2005, such funds were invested in debt securities 89%, real estate 7% and equity securities 4%. Because these assets are not assets of the pension plan and could be accessed by the Company, they are not included in the funded status shown above. Such assets are included in investment and other assets in the accompanying consolidated balance sheets.

NOTE 17 BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures and markets its products within two distinct business segments, its Lasers Division and its PPT Division. In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics. The Company established the laser and laser-related technology business of Spectra-Physics as a new business segment, the Lasers Division, and combined Spectra-Physics’ photonics businesses with the Company’s former Industrial and Scientific Technologies Division to create its new PPT Division. In 2005, in connection with the decision to divest its robotic systems operations, the Company realigned its business segments to eliminate the previously reported APAS Division. Portions of this division were reclassified into the PPT Division and the balance has been reported in discontinued operations. All prior period financial information has been reclassified to reflect these new segments. The 2004 business segment information includes the operations of Spectra-Physics from the date of acquisition on July 16, 2004.

The Lasers Division offers a broad array of laser technology products and services with diverse applications to original equipment manufacturer and end-user customers in the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. The division’s lasers and laser-based systems include diode-pumped solid-state lasers, ultrafast lasers, oscillators and amplifiers, high-energy pulsed lasers, tunable lasers, semiconductor lasers, high-power water-cooled ion lasers, air-cooled ion lasers, nitrogen lasers, and high-power helium-neon lasers.

The PPT Division’s products and systems are used across a wide range of markets in applications that range from basic research and development activities to high-precision manufacturing. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for semiconductor manufacturing and life and health sciences applications. With the acquisition of Spectra-Physics, the Company added photonics instruments and components (including light sources, monochromators and spectroscopy instrumentation), as well as thin-film optical filters, ruled and holographic diffraction gratings and crystals, to its existing portfolio of photonics, precision micro-positioning, vibration isolation, optics and opto-mechanical components, instruments and systems. The division also offers complete turnkey systems for advanced back-end packaging applications. The PPT Division’s photonics and precision products address markets including microelectronics, scientific research, aerospace and defense/security, life and health sciences and communications.

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, interest expense, income taxes, and restructuring and other non-recurring charges.

Selected segment financial information for the Company’s reportable segments for the years ended December 31, 2005, January 1, 2005 and December 31, 2003 are as follows:

(In thousands)	Lasers (1)	Photonics and Precision Technologies	Total
Year ended December 31, 2005
Sales to external customers	$175,871	$227,862	$403,733
Depreciation and amortization	7,700	5,453	13,153
Segment income	15,099	40,279	55,378
Segment assets	253,550	208,467	462,017
Expenditures for long-lived assets	4,744	5,496	10,240

Year ended January 1, 2005
Sales to external customers	$84,331	$183,004	$267,335
Depreciation and amortization	3,478	6,590	10,068
Segment income	6,364	22,390	28,754
Segment assets	258,410	203,647	462,057
Expenditures for long-lived assets	2,273	2,206	4,479

Year ended December 31, 2003
Sales to external customers	—	$118,373	$118,373
Depreciation and amortization	—	5,483	5,483
Segment income	—	4,626	4,626
Segment assets	—	132,456	132,456
Expenditures for long-lived assets	—	3,033	3,033

(1)	Lasers segment financial information for the year ended January 1, 2005 only includes information from the July 16, 2004 date of the Spectra-Physics acquisition.

The following reconciles segment income to consolidated income (loss) from continuing operations before income taxes:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Segment income	$55,378	$28,754	$4,626
Impairment and integration-related charges to cost of sales	—	(14,922)	—
Unallocated operating expenses	(23,908)	(18,347)	(11,599)
Restructuring, impairment, integration and other charges	—	(14,877)	(687)
Interest and other income (expense), net	(2,010)	(2,000)	7,985

Consolidated income (loss) from continuing operations before income taxes	$29,460	$(21,392)	$325

	As of or for the Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Depreciation and amortization for reportable segments	$13,153	$10,068	$5,483
Depreciation and amortization for discontinued operations	—	1,674	2,762
Depreciation and amortization for assets held at corporate	6,593	5,759	1,993

Total depreciation and amortization	$19,746	$17,501	$10,238

Assets of reportable segments	$462,017	$462,057	$132,456
Assets of discontinued operations	—	18,400	68,945
Assets held at corporate, primarily cash and cash equivalents and marketable securities	67,389	98,011	266,818

Total assets	$529,406	$578,468	$468,219

Expenditures for long-lived assets for reportable segments	$10,240	$4,479	$3,033
Expenditures for long-lived assets for discontinued operations	481	472	337
Expenditures for assets held at corporate	917	1,037	490

Total expenditures for long-lived assets	$11,638	$5,988	$3,860

Selected financial information for the Company’s operations by geographic area is as follows:

	Year Ended
(In thousands)	December 31, 2005	January 1, 2005	December 31, 2003
Geographic area net sales:
United States	$215,600	$162,501	$77,866
Europe	86,054	56,136	25,097
Pacific Rim	81,635	37,543	11,846
Other	20,444	11,155	3,564

	$403,733	$267,335	$118,373

Geographic area long-lived assets:
United States	$265,054	$275,038	$36,721
Europe	9,246	10,727	8,789
Other	404	467	316

	$274,704	$286,232	$45,826

NOTE 18 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005:
Net sales	$98,230	$98,636	$103,005	$103,862
Gross profit	40,319	41,166	43,696	44,072
Income from continuing operations before extraordinary gain	4,957	5,554	6,868	8,335
Net income (loss)	4,489	2,859	(2,255)	6,539
Basic income from continuing operation before extraordinary gain per share (1)	0.12	0.13	0.17	0.21
Basic income (loss) per share (1)	0.10	0.07	(0.06)	0.16
Diluted income from continuing operations before extraordinary gain per share (1)	0.11	0.13	0.17	0.20
Diluted income (loss) per share (1)	0.10	0.06	(0.05)	0.16

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended January 1, 2005:
Net sales	$36,959	$41,411	$90,354	$98,611
Gross profit	12,859	14,668	27,932	33,541
Income (loss) from continuing operations before extraordinary gain	1,773	3,351	(10,977)	(14,560)
Net income (loss)	1,141	2,707	(18,531)	(66,753)
Basic income (loss) from continuing operations before extraordinary gain per share (1)	0.05	0.09	(0.26)	(0.34)
Basic income (loss) per share (1)	0.03	0.07	(0.44)	(1.56)
Diluted income (loss) from continuing operations before extraordinary gain per share (1)	0.04	0.09	(0.26)	(0.34)
Diluted income (loss) per share (1)	0.03	0.07	(0.44)	(1.56)

(In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003:
Net sales	$29,010	$29,054	$27,704	$32,605
Gross profit	9,918	9,697	9,325	11,208
Income (loss) from continuing operations before extraordinary gain	(887)	(78)	(24)	2,126
Net loss	(5,869)	(2,352)	(2,925)	(2,014)
Basic income (loss) from continuing operations before extraordinary gain per share (1)	(0.02)	—	—	0.06
Basic loss per share (1)	(0.15)	(0.06)	(0.08)	(0.05)
Diluted income (loss) from continuing operations before extraordinary gain per share (1)	(0.02)	—	—	0.05
Diluted loss per share (1)	(0.15)	(0.06)	(0.07)	(0.05)

(1)	Per share data is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual loss per share.

NEWPORT CORPORATION

Schedule II

Consolidated Valuation Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Additions Charged to Other Accounts (2)	Write-Offs (3)	Other Charges Add/Deduct (4)	Balance at End of Period
Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,057	$(234)	$—	$(226)	$(195)	$1,402
Reserve for inventory obsolescence	30,324	2,969		(5,964)	(1,054)	26,275

Year Ended January 1, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$632	$376	$1,197	$(237)	$89	$2,057
Reserve for inventory obsolescence	15,894	1,602	16,017	(6,574)	3,385	30,324

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$753	$262	$—	$(430)	$47	$632
Reserve for inventory obsolescence	19,219	1,387	—	(5,397)	685	15,894

(1)	In 2005, the Company revised its method of estimating its allowance for doubtful accounts based upon the Company’s historical collections experience. As a result, the allowance for doubtful accounts was reduced by approximately $0.7 million in 2005.
(2)	Amounts represent beginning balances acquired through purchase acquisition in 2004.
(3)	Amounts are net of recoveries.
(4)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant filed November 19, 1987 (incorporated by reference to exhibit in the Registrant’s 1987 Proxy Statement).

3.2	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed May 30, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

3.3	Certificate of Amendment to Articles of Incorporation of the Registrant, as filed June 26, 2001 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001).

3.4	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Lease Agreement dated November 1, 2000, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.5	First Amendment to Lease dated May 23, 2001, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.6	Second Amendment to Lease dated November 5, 2003, between the Registrant and Arden Realty Limited Partnership pertaining to premises located in Santa Ana, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.8*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description of Exhibit
10.9*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.10*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on April 27, 2001).

10.11*	Form of Nonqualified Stock Option Agreement under the 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12*	Form of Incentive Stock Option Agreement under the 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13*	Form of Restricted Stock Agreement under Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.14*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.15*	Amended and Restated Employee Stock Purchase Plan, as amended.

10.16*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.19*	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.20*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.21	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.22	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description of Exhibit
10.23	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.24	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003).

10.26	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

10.27	Amendment No. 4 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

10.28	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2004).

10.29	Stock Purchase Agreement dated June 29, 2005 between the Registrant and Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended July 2, 2005).

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.