Form 10-Q
period 2006-04-01
NEWPORT CORP
filed 2006-05-11
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, 40,633,017 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Net sales	$103,186	$98,230
Cost of sales	59,742	57,911

Gross profit	43,444	40,319

Selling, general and administrative expense	26,544	25,111
Research and development expense	9,936	8,727

Operating income	6,964	6,481

Interest and other expense, net	(624)	(438)

Income from continuing operations before income taxes	6,340	6,043

Income tax provision	10	1,086

Income from continuing operations before extraordinary gain	6,330	4,957

Loss from discontinued operations, net of income tax benefits of $119 and $723, respectively	(652)	(3,359)
Extraordinary gain on settlement of litigation	—	2,891

Net income	$5,678	$4,489

Basic income (loss) per share:
Income from continuing operations before extraordinary gain	$0.16	$0.12
Loss from discontinued operations, net of income taxes	(0.02)	(0.09)
Extraordinary gain on settlement of litigation	—	0.07

Net income	$0.14	$0.10

Diluted income (loss) per share:
Income from continuing operations before extraordinary gain	$0.15	$0.11
Loss from discontinued operations, net of income taxes	(0.01)	(0.08)
Extraordinary gain on settlement of litigation	—	0.07

Net income	$0.14	$0.10

Shares used in the computation of income per share:
Basic	40,290	42,894
Diluted	41,750	44,384

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$37,555	$30,112
Marketable securities	39,418	40,910
Accounts receivable, net of allowance for doubtful accounts of $1,854 and $1,402, respectively	75,186	75,222
Notes receivable, net	3,648	5,170
Inventories	76,180	75,504
Deferred income taxes	2,080	2,077
Prepaid expenses and other current assets	8,426	8,405

Total current assets	242,493	237,400

Property and equipment, net	52,516	50,424
Goodwill	173,440	173,440
Deferred income taxes	925	927
Intangible assets, net	49,871	50,840
Investments and other assets	15,668	16,375

	$534,913	$529,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$11,364	$12,559
Accounts payable	24,868	24,604
Accrued payroll and related expenses	19,073	21,252
Accrued expenses and other current liabilities	26,256	27,468
Accrued restructuring costs	798	1,122
Obligations under capital leases	79	77

Total current liabilities	82,438	87,082

Long-term debt	50,172	49,996
Obligations under capital leases, less current portion	1,300	1,299
Accrued pension liabilities	11,583	11,311
Accrued restructuring costs and other liabilities	2,787	3,135

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 40,624,080 and 40,035,738 shares issued and outstanding, respectively	4,741	4,672
Capital in excess of par value	454,959	449,921
Deferred stock compensation	—	(316)
Accumulated other comprehensive income	212	1,263
Accumulated deficit	(73,279)	(78,957)

Total stockholders’ equity	386,633	376,583

	$534,913	$529,406

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,678	$4,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,707	5,662
Loss on disposal of business	803	—
Provision for losses on inventories	1,401	126
Provision for doubtful accounts	88	(534)
Stock-based compensation expense	1,180	—
Gain on disposal of property and equipment	(17)	(216)
Extraordinary gain on settlement of litigation	—	(2,891)
Deferred income taxes, net	—	145
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(292)	(634)
Inventories	(2,845)	1,556
Prepaid expenses and other current assets	114	(1,210)
Other assets and liabilities	(303)	24
Accounts payable	411	(2,587)
Accrued payroll and related expenses	(2,027)	(4,136)
Accrued expenses and other current liabilities	(1,491)	(4,213)
Accrued restructuring costs	(628)	(380)

Net cash provided by (used in) operating activities	6,779	(4,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,237)	(2,591)
Purchase of property and equipment related to systems implementation	(2,995)	—
Proceeds from the sale of property and equipment	15	310
Purchase of marketable securities	(9,214)	(101,075)
Proceeds from the sale of marketable securities	10,380	104,723

Net cash provided by (used in) investing activities	(4,051)	1,367

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(19)	(74)
Short-term borrowings (repayments), net	785	(295)
Proceeds from the issuance of common stock under employee plans	5,185	1,892
Purchases of the Company’s common stock	(1,039)	—

Net cash provided by financing activities	4,912	1,523

Impact of foreign exchange rate changes on cash balances	(197)	(655)

Net increase (decrease) in cash and cash equivalents	7,443	(2,564)
Cash and cash equivalents at beginning of period	30,112	41,443

Cash and cash equivalents at end of period	$37,555	$38,879

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$738	$755
Income taxes paid, net	$1,424	$224

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods are not necessarily indicative of results for the full year ending December 30, 2006. The December 31, 2005 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 DISCONTINUED OPERATIONS

Following the Company’s acquisition of Spectra-Physics, the Company conducted a strategic review of all of its businesses and concluded that its robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to the Company’s overall strategy. Consequently, in the first quarter of 2005, the Company’s Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005.

In the first quarter of 2006, the Company adjusted the loss on the sale of these operations and recorded a loss of approximately $0.7 million, net of income taxes. These operations have been reflected in discontinued operations for all periods presented.

The net sales and loss before income taxes from the discontinued operations are as follows:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Net sales	$—	$2,721
Loss before income taxes	(771)	(4,082)

NOTE 3 DERIVATIVE INSTRUMENTS

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

Transaction gains and losses are included in the statements of operations in interest and other expense, net in the accompanying consolidated statements of operations.

There were no foreign exchange contracts outstanding as of April 1, 2006 or December 31, 2005.

NOTE 4 ACCOUNTS AND NOTES RECEIVABLE

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At April 1, 2006 and December 31, 2005, notes receivable, net totaled $3.6 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At April 1, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $0.7 million and $2.8 million, respectively.

NOTE 5 REVENUE RECOGNITION

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

NOTE 6 STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

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

The Company has granted stock options under the 2001 Plan to directors, officers and employees. Such options have exercise prices not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than ten years, and generally vest in equal annual installments over a period of four years. The Company has also granted shares of restricted stock under the 2001 Plan, which generally vest over a period of two to five years and are subject to forfeiture if employment terminates prior to the release of restrictions. The fair market value of restricted stock at the date of grant is amortized to expense, net of estimated forfeitures, over the vesting period. At April 1, 2006, the Company had 56,554 shares of restricted stock outstanding, all of which will vest in the third quarter of 2006 and are subject to forfeiture if employment terminates prior to the release of restrictions.

The Company’s Board of Directors adopted a new performance-based equity incentive plan in the first quarter of 2006, subject to approval by the Company’s stockholders at its Annual Meeting of Stockholders to be held on May 17, 2006. If approved, up to 6,000,000 shares of the Company’s common stock may be issued under the new plan, including the number of shares available for grant under the 2001 Plan, which will be terminated for the purposes of future grants upon stockholder approval of the new plan. The new plan will permit the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. The Company expects to utilize stock appreciation rights, restricted stock and restricted stock units to a greater extent than stock options in granting stock-based awards in the future. The new plan provides that the vesting of substantially all awards will be conditioned on the achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors.

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The Company amended the Purchase Plan effective January 1, 2006. As amended, the Purchase Plan provides that the purchase price for the purchase of common stock in any offering period is 95% of the fair market value of the stock on the last day of the offering period. The purpose of the amendment was to eliminate the compensation expense which the Company would be required to recognize in connection with future purchases under the Purchase Plan following the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) on January 1, 2006. Under SFAS No. 123R, the Purchase Plan is considered a non-compensatory plan, and the Company is not required to recognize compensation expense for purchases made under this plan.

Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation and complied with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized for employee stock options with exercise prices greater than or equal to the Company’s stock price at the date of grant. Costs related to restricted stock awards, determined based on the fair market value of the shares at the date of grant, were recognized as compensation expense ratably over the vesting period.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the Company to recognize compensation expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not retrospectively recognized expense in its financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended April 1, 2006 includes compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations, income before income taxes and net income for the three months ended April 1, 2006 were approximately $1.0 million lower than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic net income per share would have been $0.17 per share, and diluted net income per share would have been $0.16 per share had the Company not adopted SFAS No. 123R.

Determining Fair Value

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of an award is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Expected Term – The expected term represents the period of time that the Company’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment.

Expected Volatility – The Company computes expected volatility based on a combination of both historical volatility and market-based implied volatility, as it believes that the combination provides a more accurate estimate of future volatility. In making such computation, the Company has excluded historical periods prior to 2004 from its estimate of expected volatility as it believes such periods do not reflect expected future volatility. The Company acquired Spectra-Physics on July 16, 2004, and it announced its intent to sell its robotics systems operations in the first quarter of 2005, which it completed in December 2005. The Company believes that these discrete events changed its business risk. In addition, the calculation of historical volatility excluding periods prior to 2004 approximates its current market-based implied volatility of traded options.

Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation model is based upon the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend – The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The fair value of the Company’s stock options granted to employees was estimated as of the date of the grant using the following weighted-average assumptions:

	Three Months Ended
	April 1, 2006	April 2, 2005
Expected annual volatility	35.9%	60.1%
Risk-free interest rate	4.4%	3.9%
Expected turnover rate	12.4%	12.9%
Expected term (years)	5.4	5.0
Annualized dividend yield	—	—

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, the Company refined the assumptions it uses for input into the Black-Scholes-Merton model. Specifically, the Company changed its volatility assumption based on a combination of historical volatility and market-based implied volatility and changed its expected term assumption based on historical

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

information that considered the contractual terms of its stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. The Company believes that its current assumptions are more representative of expected future volatility and term and generate a more accurate estimate of fair value.

Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Cost of sales	$—	$—
Selling, general and administrative expense	1,120	142
Research and development expense	60	—

	$1,180	$142

Stock-based compensation for the three months ended April 2, 2005 includes amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

Approximately $0.1 million of stock-based compensation was capitalized and is reflected in inventory in the accompanying consolidated balance sheet for the first quarter of 2006. No stock-based compensation was capitalized in 2005.

As required by SFAS No. 123R, the Company has estimated forfeitures and has recognized compensation costs only for those equity awards expected to vest.

In December 2005, the Company accelerated the vesting of out-of-the-money options to purchase 268,500 shares of the Company’s common stock with exercise prices ranging from $16.91 to $24.09 per share. The decision to accelerate these options was made primarily to eliminate the future compensation expense associated with these out-of-the-money options that the Company would otherwise be required to recognize following the adoption of SFAS No. 123R.

At April 1, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the 2001 Plan but not yet recognized was approximately $4.4 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. The Company expects to grant stock-based awards in the second quarter of 2006. Accordingly, compensation cost related to unvested stock-based awards is expected to increase in the second quarter of 2006 compared with the first quarter of 2006.

In accordance with SFAS No. 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. Prior to the adoption of SFAS No. 123R, tax benefits of deductions resulting from exercises of stock options were presented as operating cash flows in the statement of cash flows. However, the Company has recorded a valuation allowance against certain of its deferred tax assets pursuant to SFAS No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. Accordingly, no excess tax benefits are included in the statement of cash flows and no income tax benefit has been recorded for the Company’s stock-based compensation expense for the first quarter of 2006.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

Stock Option Awards Activity

The following table summarizes stock option activity for the three months ended April 1, 2006:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	5,483	$15.97
Granted	63	14.27
Exercised	(626)	7.61
Forfeitures and cancellations	(97)	21.15

Outstanding at April 1, 2006	4,823	$16.87	5.7	$32,284

Vested and expected to vest at April 1, 2006	4,612	$17.06	5.6	$31,021

Exercisable at April 1, 2006	3,932	$17.78	5.1	$26,953

The aggregate intrinsic value is calculated as the difference between the exercise price of the stock options and the quoted price of the Company’s common stock for the 4.2 million stock options that were in-the-money at April 1, 2006. During the three months ended April 1, 2006, the aggregate intrinsic value of stock options exercised under the 2001 Plan, determined as of the dates of exercise of the options, was $6.1 million.

At April 1, 2006, there were 56,554 shares of restricted stock outstanding with a weighted average grant date fair value of $13.03. No restricted shares were granted, vested or forfeited in the three months ended April 1, 2006.

Pro Forma Disclosures

The following illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three months ended April 2, 2005:

(In thousands, except per share data)	Three Months Ended April 2, 2005
Net income – reported	$4,489
Employee compensation expense under fair value method	(1,787)

Net income – pro forma	$2,702

Basic and diluted net income per share – reported	$0.10
Basic and diluted net income per share – pro forma	$0.06

Shares used in computation of income per share:
Basic – reported and pro forma	42,894
Diluted– reported and pro forma	44,384

For purposes of pro forma disclosure, the value of the stock options and purchases under the Purchase Plan was estimated using a Black-Scholes-Merton option-pricing model and was amortized on a straight-line basis over the respective vesting periods of the awards.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

NOTE 7 INCOME TAXES

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, a valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. As of April 1, 2006, due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on the Company’s best estimate of the ultimate settlement that may be accepted by the tax authorities. The Company continually evaluates these tax matters. At the date of any material change in the Company’s best estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liability previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

The Company is subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits often involve the questioning of the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and local tax laws. In evaluating the potential tax exposures associated with various tax filing positions taken, the Company will establish a tax reserve for probable exposures where necessary. In the first quarter of 2006, the Company determined that certain income tax contingency reserves were no longer necessary, and it reduced its tax contingency reserve by approximately $1.2 million. At April 1, 2006, the Company believes that it has appropriately accrued for probable tax exposures. To the extent the Company subsequently prevails in matters for which tax reserves have been established or is required to pay amounts in excess of its reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

NOTE 8 INVENTORIES

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

Inventories are as follows:

(In thousands)	April 1, 2006	December 31, 2005
Raw materials and purchased parts	$33,587	$33,401
Work in process	18,808	20,148
Finished goods	23,785	21,955

	$76,180	$75,504

NOTE 9 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are as follows:

(In thousands)	April 1, 2006	December 31, 2005
Deferred revenue	$10,199	$8,775
Accrued warranty obligations	5,524	5,255
Accrued income taxes	2,039	3,093
Other	8,494	10,345

	$26,256	$27,468

NOTE 10 ACCRUED WARRANTY OBLIGATIONS

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision (based on historical experience) for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

The activity in accrued warranty obligations is as follows:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Balance at beginning of year	$5,255	$4,890
Additions charged to cost of sales	1,836	554
Warranty claims	(1,567)	(1,076)

Balance at end of period	$5,524	$4,368

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 11 ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a restructuring plan to consolidate certain locations. This plan included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics that involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2005	$591	$1,801	$2,392
Cash payments	(482)	(99)	(581)
Reclassifications	(27)	27	—

Accrued restructuring at April 1, 2006	$82	$1,729	$1,811

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At April 1, 2006 and December 31, 2005, $0.4 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.4 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring its operating costs in line with its business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2005	$571
Cash payments	(47)

Accrued restructuring at April 1, 2006	$524

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At April 1, 2006 and December 31, 2005, $0.4 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.1 million and $0.4 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

NOTE 12 DEBT AND LINES OF CREDIT

At April 1, 2006, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at the prevailing prime rate, or the prevailing London Interbank Offered Rate (4.85% at April 1, 2006) plus 1.5%, at the Company’s option, and carries an unused line fee of 0.25% per year. At April 1, 2006, there were no balances outstanding under this line of credit, with $1.7 million available, after considering outstanding letters of credit totaling $3.3 million.

The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.5 million at April 1, 2006) and expire as follows: $6.8 million on November 30, 2006, $5.1 million on March 31, 2007 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At April 1, 2006, the Company had $13.2 million outstanding and $1.3 million available for borrowing under these lines of credit. Approximately $10.6 million of the amount outstanding under these revolving lines of credit at April 1, 2006 is included in short-term obligations in the accompanying balance sheets, and approximately $2.6 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. The four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at April 1, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At April 1, 2006, the Company had $0.7 million outstanding and $6.1 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of April 1, 2006 was 1.5%.

Total long-term debt is as follows:

(In thousands)	April 1, 2006	December 31, 2005
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at April 1, 2006 and December 31, 2005)	$2,551	$2,556
Note payable due July 2009, interest at 5% payable quarterly	50,000	50,000

Subtotal	52,551	52,556
Less: unamortized discount on note payable	(2,379)	(2,560)

	$50,172	$49,996

NOTE 13 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, is as follows:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Interest and dividend income	$644	$650
Interest expense	(912)	(929)
Bank and portfolio asset management fees	(152)	(126)
Foreign exchange losses, net	(209)	(69)
Gains (losses) on sales of marketable securities, net	14	(20)
Other income (expense), net	(9)	56

	$(624)	$(438)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

(In thousands)	April 1, 2006	December 31, 2005
Cumulative foreign currency translation gains	$1,767	$2,801
Minimum pension liability adjustments	(1,234)	(1,220)
Unrealized losses on marketable securities	(321)	(318)

	$212	$1,263

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Net income	$5,678	$4,489
Foreign currency translation losses	(1,034)	(2,519)
Minimum pension liability adjustments	(14)	—
Unrealized holding period gains (losses) arising during period	11	(239)
Less: reclassification adjustments for (gains) losses included in net income	(14)	20

	$4,627	$1,751

NOTE 15 EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

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

Net periodic benefit costs for the plans in aggregate include the following components:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Service cost	$154	$152
Interest cost on benefit obligation	145	155
Expected return on plan assets	(40)	(36)
Amortization of unrecognized gain	7	—

	$266	$271

NOTE 17 NET INCOME PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income per share:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Numerator for basic and diluted net income per share:
Income from continuing operations before extraordinary item	$6,330	$4,957
Loss from discontinued operations, net of income taxes	(652)	(3,359)
Extraordinary gain on settlement of litigation	—	2,891

Net income	$5,678	$4,489

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	40,384	43,086
Weighted unvested restricted stock outstanding	(94)	(192)

Denominator for basic net income per share:	40,290	42,894
Effect of dilutive securities:
Employee stock options	1,366	1,298
Restricted stock	94	192

Denominator for diluted net income per share:	41,750	44,384

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 1, 2006

NOTE 18 BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company develops, manufactures and markets its products within two distinct business segments, Lasers and Photonics and Precision Technologies.

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, interest expense, and income taxes.

(In thousands)	Lasers	Photonics and Precision Technologies	Total
Three months ended April 1, 2006:
Sales to external customers	$41,757	$61,429	$103,186
Segment income	75	13,216	13,291
Three months ended April 2, 2005:
Sales to external customers	$45,999	$52,231	$98,230
Segment income	4,409	7,961	12,370

The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Segment income	$13,291	$12,370
Unallocated operating expenses	(6,327)	(5,889)
Interest and other expense, net	(624)	(438)

	$6,340	$6,043

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005

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

The forward-looking statements included herein are based on current expectations of management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail under Item 1A (Risk Factors) of Part II of this Quarterly Report on Form 10-Q, and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 31, 2005. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three month periods ended April 1, 2006 and April 2, 2005. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

Discontinued Operations

Following our acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005.

In the first quarter of 2006, we adjusted the loss on the sale of these operations and recorded a loss of approximately $0.7 million, net of income taxes. These operations have been reflected in discontinued operations for all periods presented.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment, pension liabilities, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At April 1, 2006 and December 31, 2005, notes receivable, net totaled $3.6 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which we do business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At April 1, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $0.7 million and $2.8 million, respectively.

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

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision (based on historical experience) for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the provision of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Determining the appropriate fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected term. We compute expected volatility based on a combination of both historical volatility and market-based implied volatility, as we believe that the combination provides a more accurate estimate of future volatility. In making such computation, we have excluded historical periods prior to 2004 from our estimate of expected volatility as we believe such periods do not reflect expected future volatility. The expected term represents the period of time that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards. Due to the inherent uncertainty in valuing awards for publicly-traded stock as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated by us at the grant date.

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. As of April 1, 2006, due to uncertainties surrounding the realization of our cumulative federal and state net operating losses, we have recorded a valuation allowance against a portion of our gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on our best estimate of the ultimate settlement that may be accepted by the tax authorities. We continually evaluate these tax-related matters. At the date of any material change in our best estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized is adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

We are subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits often involve the questioning of the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and local tax laws. In evaluating the potential tax exposures associated with various tax filing positions taken, we will establish a tax reserve for probable exposures where necessary. In the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and we reduced our tax contingency reserve by approximately $1.2 million. At April 1, 2006, we believe that we have appropriately accrued for probable tax exposures. To the extent we subsequently prevail in matters for which tax reserves have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics that involve the payment of cash:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2005	$591	$1,801	$2,392
Cash payments	(482)	(99)	(581)
Reclassifications	(27)	27	—

Accrued restructuring at April 1, 2006	$82	$1,729	$1,811

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At April 1, 2006 and December 31, 2005, $0.4 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.4 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2005	$571
Cash payments	(47)

Accrued restructuring at April 1, 2006	$524

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At April 1, 2006 and December 31, 2005, $0.4 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.1 million and $0.4 million, respectively, of accrued restructuring costs were included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

Stock-Based Compensation Costs

Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation and complied with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized for employee stock options with exercise prices greater than or equal to our stock price at the date of grant. Costs related to restricted stock awards, determined based on the fair market value of the shares at the date of grant, were recognized as compensation expense ratably over the vesting period.

Effective January 1, 2006, we adopted SFAS No. 123R, which requires that we recognize compensation expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore have not retrospectively recognized expense in our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended April 1, 2006 includes compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, our income from continuing operations, income before income taxes and net income for the three months ended April 1, 2006 were approximately $1.0 million lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic net income per share would have been $0.17 per share, and diluted net income per share would have been $0.16 per share had we not adopted SFAS No. 123R.

The total stock-based compensation expense included in our consolidated statements of operations is as follows:

	Three Months Ended
(In thousands)	April 1, 2006	April 2, 2005
Cost of sales	$—	$—
Selling, general and administrative expense	1,120	142
Research and development expense	60	—

	$1,180	$142

Stock-based compensation for the three months ended April 2, 2005 includes amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

Approximately $0.1 million of stock-based compensation was capitalized and is reflected in inventory in the accompanying consolidated balance sheet for the first quarter of 2006. No stock-based compensation was capitalized in 2005.

As required by SFAS No. 123R, we have estimated forfeitures and have recognized compensation costs only for those equity awards expected to vest.

Based on guidance provided in SFAS 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, we refined the assumptions we use for input into the Black-Scholes-Merton model. Specifically, we changed our volatility assumption based on a combination of historical volatility and market-based implied volatility and changed our expected term assumption based on historical information that considered the contractual terms of our stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. We believe that our current assumptions are more representative of expected future volatility and term and generate a more accurate estimate of fair value.

At April 1, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under our 2001 Stock Incentive Plan (2001 Plan) but not yet recognized was approximately $4.4 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. We expect to grant stock-based awards in the second quarter of 2006. Accordingly, compensation cost related to unvested stock-based awards is expected to increase in the second quarter of 2006 compared with the first quarter of 2006.

Our Board of Directors adopted a new performance-based equity incentive plan in the first quarter of 2006, subject to approval by our stockholders at our Annual Meeting of Stockholders to be held on May 17, 2006. If approved, up to 6,000,000 shares of our common stock may be issued under the plan, including the number of shares available for grant under our 2001 Plan, which will be terminated for the purposes of future grants upon stockholder approval of the new plan. The new plan will permit the granting of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. We expect to utilize stock appreciation rights, restricted stock and restricted stock units to a greater extent than stock options in granting stock-based awards in the future. The new plan provides that the vesting of substantially all awards will be conditioned on the achievement of performance goals established by the Compensation Committee of our Board of Directors.

Results of Operations for the Three Months Ended April 1, 2006 and April 2, 2005

The following table represents the results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 1, 2006	April 2, 2005

Net sales	100.0%	100.0%
Cost of sales	57.9	59.0

Gross profit	42.1	41.0

Selling, general and administrative expense	25.8	25.6
Research and development expense	9.6	8.9

Operating income	6.7	6.5

Interest and other expense, net	(0.6)	(0.3)

Income from continuing operations before income taxes	6.1	6.2

Income tax provision	—	1.2

Income from continuing operations before extraordinary gain	6.1	5.0

Loss from discontinued operations, net of income taxes	(0.6)	(3.4)
Extraordinary gain on settlement of litigation	—	3.0

Net income	5.5%	4.6%

Net Sales

Net sales for the quarter ended April 1, 2006 were $103.2 million, an increase of $5.0 million, or 5.1%, compared with the corresponding period of 2005. Net sales by our Photonics and Precision Technologies Division increased

$9.2 million, or 17.6%, compared with the corresponding period of 2005. This increase was offset in part by a decrease in net sales by our Lasers Division of $4.2 million, or 9.1%. The increase in total sales in the first quarter of 2006 compared with the same period of 2005 was attributable primarily to strong sales to the microelectronics market, offset in part by decreases in sales to all of our other end markets. Our net sales for the first quarter of 2006 were also adversely impacted by our inability to meet the strong increase in demand for certain of our laser products, which outpaced our capacity to supply these products during the quarter.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended April 1, 2006 were $36.4 million, a decrease of $2.9 million, or 7.4%, compared with the same period of 2005. This decrease was due primarily to decreases in sales of certain of our laser products in the first quarter of 2006 compared with the same period in 2005. These decreases were attributable to a lower backlog of orders entering into and scheduled to ship in the first quarter of 2006 compared with the first quarter of 2005, and delays in shipments due to production capacity constraints. In addition, our sales in the first quarter of 2005 were positively impacted by higher sales to the Japanese government as a result of supplemental budget funds, which did not recur in the first quarter of 2006.

Net sales to the microelectronics market for the three months ended April 1, 2006 were $32.8 million, an increase of $9.7 million, or 42.0%, compared with the same period of 2005. The increase in sales to this market in the first quarter of 2006 compared with the first quarter of 2005 was due primarily to stronger overall market conditions, and to an increase of approximately $2.7 million in sales to a computer peripherals manufacturer of automated systems used in its manufacturing process.

Net sales to the life and health sciences market for the three months ended April 1, 2006 were $16.5 million, a decrease of $1.0 million, or 5.7%, compared with the same period of 2005. This decrease was due to payments totaling approximately $1.4 million which were received in the first quarter of 2005 from one of our largest customers in this market under a transition services agreement and which did not recur in the 2006 period.

Net sales to our other end markets for the three months ended April 1, 2006 were $17.5 million, a decrease of $0.8 million, or 4.4%, compared with the same period of 2005. These decreases were due primarily to a lower backlog of orders for certain of our laser products entering into and scheduled to ship in the first quarter of 2006 compared with the first quarter of 2005.

Domestic and international sales by end market were as follows:

Domestic Sales:

	Three Months Ended			Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005	Increase (Decrease)
Scientific research, aerospace and defense/security	$14,586	$16,819	$(2,233)	(13.3)%
Microelectronics	23,629	17,874	5,755	32.2
Life and health sciences	9,306	10,360	(1,054)	(10.2)
Other end markets	6,213	6,656	(443)	(6.7)

	$53,734	$51,709	$2,025	3.9%

International Sales:

	Three Months Ended			Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005	Increase (Decrease)
Scientific research, aerospace and defense/security	$21,814	$22,515	$(701)	(3.1)%
Microelectronics	9,173	5,248	3,925	74.8
Life and health sciences	7,235	7,120	115	1.6
Other end markets	11,230	11,638	(408)	(3.5)

	$49,452	$46,521	$2,931	6.3%

Geographically, net sales to international customers were as follows:

	Three Months Ended			Percentage Increase (Decrease)
(In thousands)	April 1, 2006	April 2, 2005	Increase (Decrease)
Europe	$21,185	$22,554	$(1,369)	(6.1)%
Pacific Rim	21,936	19,364	2,572	13.3
Other	6,331	4,603	1,728	37.5

	$49,452	$46,521	$2,931	6.3%

The overall increase in sales to international customers in the first quarter of 2006 compared with the same period in 2005 was due primarily to an increase of approximately $2.7 million in sales to a computer peripherals manufacturer of automated systems used in its manufacturing process.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the three months ended April 1, 2006 compared with the corresponding 2005 period.

We expect our net sales in the second quarter of 2006 to be higher than the first quarter level due to strong backlog, continued strength in the microelectronics market, and higher sales in the scientific research, aerospace and defense/security markets. However, our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will increase in the second quarter of 2006 compared with the first quarter of 2006 due to the seasonal slowness experienced in the first quarter. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to increase in the second quarter of 2006 compared with the first quarter of 2006, as we anticipate continued strength in this market in the second quarter. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.

We expect our sales to the life and health sciences market for the second quarter of 2006 to remain flat compared with the first quarter of 2006. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to the concentration of our sales to a limited number of OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin was 42.1% and 41.0% for the three months ended April 1, 2006 and April 2, 2005, respectively. Gross margin for the first quarter of 2006 was positively impacted compared with the first quarter of 2005 by the higher absorption of fixed overhead resulting from the increased sales levels, by the benefits of the divestiture of our low-margin manufacturing operations in Oroville, California, which we completed in the third quarter of 2005, and by cost savings resulting from our global sourcing activities.

We expect our gross margin in the second quarter of 2006 to be higher than the first quarter of 2006 due to the higher expected sales levels.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $26.5 million, or 25.8% of net sales, and $25.1 million, or 25.6% of net sales, for the three months ended April 1, 2006 and April 2, 2005, respectively. For the three months ended April 1, 2006, SG&A expense increased by $1.4 million, or 5.6%, compared with the same period in 2005. This increase was due primarily to approximately $1.0 million of non-cash expense that we recorded relating to stock options, which we began expensing due to the adoption of SFAS No. 123R effective January 1, 2006.

We expect that SG&A expense will be higher in the second quarter of 2006 compared with the first quarter of 2006 due primarily to higher non-cash expense relating to stock awards that we expect to grant in the second quarter of 2006. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $9.9 million, or 9.6% of net sales, and $8.7 million, or 8.9% of net sales, for the three months ended April 1, 2006 and April 2, 2005, respectively. The year-over-year increase of $1.2 million, or 13.8%, was due primarily to our continued increased investment in new product development programs, primarily in our Lasers Division.

We expect that R&D expense in the second quarter of 2006 will be slightly higher than the first quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these changes in R&D expense will likely not be in proportion to the changes in net sales.

Interest and Other Expense, Net

Interest and other expense, net for the three months ended April 1, 2006 and April 2, 2005 totaled $0.6 million and $0.4 million, respectively. The year-over-year increase was due primarily to higher realized foreign exchange transaction losses incurred in the current year.

We expect to incur interest and other expense, net in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities.

Income Taxes

Our effective tax rate for the three months ended April 1, 2006 and April 2, 2005 was 0.2% and 18.0%, respectively. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be substantially offset by a reduction in the valuation reserve, and pretax losses, should they occur, will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three months ended April 1, 2006, tax expense consisted primarily of certain required state income taxes and taxes in certain foreign jurisdictions. However, in the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and we reduced our tax contingency reserve by approximately $1.2 million, offsetting most of the income tax expense.

We expect our tax rate in the second quarter of 2006 to be approximately 14% to 16%. We do not expect the tax benefit we experienced in the first quarter of 2006 to recur in the second quarter of 2006.

Liquidity and Capital Resources

Net cash provided by our operating activities of $6.8 million for the three months ended April 1, 2006 was attributable primarily to cash provided by our results of operations, offset in part by an increase in inventory and a decrease in accrued expenses (including incentive compensation and sales commissions) due primarily to the timing of payments.

Net cash used in investing activities of $4.1 million for the three months ended April 1, 2006 consisted primarily of net purchases of property and equipment of $5.2 million, including approximately $3.0 million in amounts capitalized in connection with our implementation of our new global information systems platform, offset in part by net proceeds of $1.1 million from net sales of marketable securities.

Net cash provided by financing activities of $4.9 million for the three months ended April 1, 2006 consisted primarily of proceeds of approximately $5.1 million received from the issuance of common stock in connection with stock option and employee stock purchase plans and short-term borrowings of $0.8 million, offset in part by approximately $1.0 million paid relating to the receipt and cancellation of outstanding shares of our common stock in payment of the exercise price and taxes owed in connection with stock option exercises and taxes owed upon the vesting of restricted stock issued under our stock incentive plans. A total of 61,208 shares having a value of $16.97 per share were received and cancelled.

At April 1, 2006, we had cash and cash equivalents of $37.6 million and marketable securities of $39.4 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At April 1, 2006, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (4.85% at April 1, 2006) plus 1.5%, at our option, and carries an unused line fee of 0.25% per year. At April 1, 2006, there were no balances outstanding under this line of credit, with $1.7 million available, after considering outstanding letters of credit totaling $3.3 million.

Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.5 million at April 1, 2006) and expire as follows: $6.8 million on November 30, 2006, $5.1 million on March 31, 2007 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At April 1, 2006, we had $13.2 million outstanding and $1.3 million available for borrowing under these lines of credit. Approximately $10.6 million of the amount outstanding under these revolving lines of credit at April 1, 2006 is included in short-term obligations in the accompanying balance sheets, and approximately $2.6 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. Our four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse, totaled 800 million yen ($6.8 million at April 1, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At April 1, 2006, we had $0.7 million outstanding and $6.1 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of April 1, 2006 was 1.5%.

In 2003, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of our then-outstanding stock. To date, we have purchased a total of 3.7 million shares under this program. As of April 1, 2006, 219,038 shares remained available for purchase under the share repurchase program.

The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. As noted above, in the first quarter of 2006, we used approximately $3.0 million in cash for capital expenditures related to this implementation. In 2006 and 2007, we expect to use a total of approximately $12 to $15 million in cash for additional capital expenditures related to this implementation.

We believe our current working capital position, together with our expected future cash flows from operations, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part II of this Quarterly Report on Form 10-Q and in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, and there can be no assurance that we will not require additional funding in the future.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statement of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three months ended April 1, 2006. There were no forward exchange contracts outstanding at April 1, 2006.

Our operating income from international operations totaled $2.5 million for the three months ended April 1, 2006. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of our operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating profit include the euro, Japanese yen, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on reported net income for the quarter ended April 1, 2006. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $39.4 million at April 1, 2006, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net income for the three months ended April 1, 2006.

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

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our independent auditors.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K, except for the risk factor set forth below, which has been updated to provide additional information.

A limited number of customers account for a significant portion of our sales to the microelectronics market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 31.8%, 28.6% and 29.5% of our consolidated net sales for the three months ended April 1, 2006, the year ended December 31, 2005 and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 57.7%, 53.0% and 60.8% of our sales to this market for the three months ended April 1, 2006, the year ended December 31, 2005 and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. One of our customers in this market comprised 32.1% of our sales to this market and 10.2% of our consolidated net sales for the three months ended April 1, 2006. No single customer in this market comprised 10% or more of our consolidated net sales in 2005 or 2004. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended April 1, 2006, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 28, 2006	—	—	—	—
January 29, 2006 – February 25, 2006(2)	61,208	$16.97	—	—
February 26, 2006 – April 1, 2006	—	—	—	—

Totals	61,208	$16.97	—	—

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.
(2)	On January 31, 2006, we received and cancelled a total of 61,208 shares of our outstanding common stock in payment of the exercise price and taxes owed in connection with the exercise of stock options and taxes owed in connection with the vesting of shares of restricted stock issued under our stock incentive plans. At the time they were received, these shares had a value of $16.97 per share for a total of $1.0 million.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment No. 4 to Loan Documents dated January 6, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2006	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 4 to Loan Documents dated January 6, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.