Form 10-Q
period 2006-07-01
NEWPORT CORP
filed 2006-08-10
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Yes  ☐    No  ☒

As of July 28, 2006, 40,789,655 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$112,369	$98,636	$215,555	$196,866
Cost of sales	62,609	57,470	122,351	115,381

Gross profit	49,760	41,166	93,204	81,485
Selling, general and administrative expense	28,589	25,127	55,133	50,238
Research and development expense	10,200	8,925	20,136	17,652

Operating income	10,971	7,114	17,935	13,595
Interest and other income (expense), net	408	(759)	(216)	(1,197)

Income from continuing operations before income taxes	11,379	6,355	17,719	12,398
Income tax provision	2,130	801	2,140	1,887

Income from continuing operations before extraordinary gain	9,249	5,554	15,579	10,511
Loss from discontinued operations, net of income tax benefits of
$0, $37, $119 and $760, respectively	—	(2,695)	(652)	(6,054)
Extraordinary gain on settlement of litigation	—	—	—	2,891

Net income	$9,249	$2,859	$14,927	$7,348

Basic income (loss) per share:
Income from continuing operations before extraordinary gain	$0.23	$0.13	$0.39	$0.24
Loss from discontinued operations, net of income taxes	—	(0.06)	(0.02)	(0.14)
Extraordinary gain on settlement of litigation	—	—	—	0.07

Net income	$0.23	$0.07	$0.37	$0.17

Diluted income (loss) per share:
Income from continuing operations before extraordinary gain	$0.22	$0.13	$0.37	$0.24
Loss from discontinued operations, net of income taxes	—	(0.07)	(0.01)	(0.14)
Extraordinary gain on settlement of litigation	—	—	—	0.07

Net income	$0.22	$0.06	$0.36	$0.17

Shares used in the computation of income (loss) per share:
Basic	40,606	42,727	40,445	42,808
Diluted	41,852	44,263	41,778	44,321

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$38,559	$30,112
Marketable securities	39,032	40,910
Accounts receivable, net of allowance for doubtful accounts of $2,142 and $1,402, respectively	78,510	75,222
Notes receivable, net	2,900	5,170
Inventories	80,027	75,504
Deferred income taxes	2,265	2,077
Prepaid expenses and other current assets	10,368	8,405

Total current assets	251,661	237,400
Property and equipment, net	54,180	50,424
Goodwill	173,440	173,440
Deferred income taxes	935	927
Intangible assets, net	48,892	50,840
Investments and other assets	15,904	16,375

	$545,012	$529,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$7,279	$12,559
Accounts payable	26,740	24,604
Accrued payroll and related expenses	21,145	22,562
Accrued expenses and other current liabilities	25,288	26,158
Accrued restructuring costs	771	1,122
Obligations under capital leases	82	77

Total current liabilities	81,305	87,082
Long-term debt	50,381	49,996
Obligations under capital leases, less current portion	1,330	1,299
Accrued pension liabilities	12,105	11,311
Accrued restructuring costs and other liabilities	2,504	3,135
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 40,777,885 and 40,035,738 shares issued and outstanding, respectively	4,759	4,672
Capital in excess of par value	456,983	449,921
Deferred stock compensation	—	(316)
Accumulated other comprehensive income (loss)	(325)	1,263
Accumulated deficit	(64,030)	(78,957)

Total stockholders’ equity	397,387	376,583

	$545,012	$529,406

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2006	July 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,927	$7,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,621	10,137
Loss on disposal of business	803	—
Provision for losses on inventories	1,467	384
Provision for doubtful accounts, net	319	(549)
Stock-based compensation expense	2,070	175
Investment write-down	—	458
Gain on disposal of property and equipment	(63)	(463)
Realized foreign exchange translation gain	(915)	—
Extraordinary gain on settlement of litigation	—	(2,891)
Deferred income taxes, net	(121)	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(2,076)	(2,921)
Inventories	(2,695)	372
Prepaid expenses and other current assets	(1,880)	(202)
Other assets and liabilities	(268)	(55)
Accounts payable	800	4
Accrued payroll and related expenses	(2,555)	(4,401)
Accrued expenses and other current liabilities	(2,816)	(3,210)
Accrued restructuring costs	(780)	(1,300)

Net cash provided by operating activities	15,838	2,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,265)	(5,199)
Purchase of property and equipment related to information systems implementation	(4,611)	—
Proceeds from the sale of property and equipment	187	318
Purchase of marketable securities	(22,605)	(235,878)
Proceeds from the sale of marketable securities	23,294	268,659
Proceeds from the sale of business and equity investments	—	952

Net cash provided by (used in) investing activities	(9,000)	28,852
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(42)	(97)
Short-term borrowings (repayments), net	(3,979)	(675)
Proceeds from the issuance of common stock under employee plans	6,214	3,227
Purchases of the Company’s common stock	(1,039)	(46,081)

Net cash provided by (used in) financing activities	1,154	(43,626)
Impact of foreign exchange rate changes on cash balances	455	(2,217)

Net increase (decrease) in cash and cash equivalents	8,447	(14,105)
Cash and cash equivalents at beginning of period	30,112	41,443

Cash and cash equivalents at end of period	$38,559	$27,338

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,467	$1,494
Income taxes, net	$3,087	$1,549

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under EITF No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company adopted EITF No. 04-13 in the second quarter of 2006, and the provisions of EITF No. 04-13 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF No. 06-03). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in net sales are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on a company’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 will be effective for reporting periods beginning after December 15, 2006. The Company currently presents all taxes collected from customers and remitted to government authorities on a net basis (i.e. does not include such taxes in net sales), and expects to continue to do so following its adoption of EITF No. 06-03.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting For Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact of the provisions of FIN 48 on its financial position and results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

NOTE 3	DISCONTINUED OPERATIONS

Following the Company’s acquisition of Spectra-Physics, Inc. and certain related entities (Spectra-Physics), the Company conducted a strategic review of all of its businesses and concluded that its robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to the Company’s overall strategy. Consequently, in the first quarter of 2005, the Company’s Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005.

These operations have been reflected in discontinued operations for all periods presented. In the first quarter of 2006, the Company adjusted the loss on the sale of these operations and recorded a loss of approximately $0.7 million, net of income taxes.

The net sales and loss before income taxes from the discontinued operations were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$—	$2,795	$—	$5,516
Loss before income taxes	—	(2,732)	(771)	(6,814)

NOTE 4	DERIVATIVE INSTRUMENTS

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and, accordingly, changes in fair values are reported in the statements of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency-related fluctuations. Transaction gains and losses are included in interest and other income (expense), net in the accompanying consolidated statements of operations.

There were no foreign exchange contracts outstanding as of July 1, 2006 or December 31, 2005.

NOTE 5	ACCOUNTS AND NOTES RECEIVABLE

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on its historical collections experience. The Company estimates the collectibility of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At July 1, 2006 and December 31, 2005, notes receivable, net totaled $2.9 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which the Company does

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At July 1, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.4 million and $2.8 million, respectively.

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

Customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without the Company’s consent. For certain of these products, the Company establishes a sales return reserve based on the historical product returns.

NOTE 7	STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

In March 2006, the Company’s Board of Directors adopted the 2006 Performance-Based Stock Incentive Plan (2006 Plan), which was approved by the Company’s stockholders in May 2006. The purposes of the 2006 Plan are to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends.

The 2006 Plan authorizes the Company to grant up to 6,000,000 shares of common stock, which includes the number of shares previously available for future grant under the Company’s 2001 Stock Incentive Plan (2001 Plan), subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Upon approval of the 2006 Plan by the Company’s stockholders, the 2001 Plan was terminated for purposes of future grants.

The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. The vesting of substantially all awards granted to officers and employees under the 2006 Plan will occur over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of the Company’s Board of Directors, and all awards will be subject to forfeiture if employment or other service terminates prior to the vesting of the awards. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years.

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Prior to January 1, 2006, the Purchase Plan provided that the purchase price for the purchase of common stock in any offering period was 85% of the fair market value of the stock on the first day of the offering period or the last day of the offering period, whichever was lower. The Company amended the Purchase Plan effective January 1, 2006. As amended, the Purchase Plan

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

provides that the purchase price for the purchase of common stock in any offering period is 95% of the fair market value of the stock on the last day of the offering period. The purpose of the amendment was to eliminate the compensation expense which the Company would be required to recognize in connection with future purchases under the Purchase Plan following the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) on January 1, 2006.

Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company applied the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation and complied with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized for employee stock options with exercise prices greater than or equal to the Company’s stock price at the date of grant, and no compensation expense was recognized for purchases under the Purchase Plan. Costs related to restricted stock awards, determined based on the fair market value of the shares at the date of grant, net of estimated forfeitures, were recognized as compensation expense ratably over the vesting period.

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the Company to recognize compensation expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not retrospectively recognized expense in its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended July 1, 2006 included compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended, is considered a non-compensatory plan, and the Company is not required to recognize compensation expense for purchases made under the Purchase Plan.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations, income before income taxes and net income for the three and six months ended July 1, 2006 were approximately $0.8 million and $1.8 million, respectively, lower than if it had continued to account for stock-based compensation under APB Opinion No. 25. For the three and six months ended July 1, 2006, basic and diluted net income per share were $0.02 per share and $0.04 per share, respectively, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

Determining Fair Value

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. The fair value of an award is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Expected Term – The expected term represents the period of time that the Company’s stock options and stock appreciation rights are expected to be outstanding and is determined based on its historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment.

Expected Volatility – The Company computes expected volatility based on a combination of historical volatility and market-based implied volatility, as it believes that this combination provides a more accurate estimate of future

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

volatility. In making such computation, the Company has excluded historical periods prior to 2004 from its estimate of expected volatility as it believes such periods do not reflect the expected future volatility of the Company’s common stock. The Company acquired Spectra-Physics on July 16, 2004, and it announced its intent to sell its robotics systems operations in the first quarter of 2005, which it completed in December 2005. The Company believes that these discrete events changed its business risk. In addition, the historical volatility of the Company’s common stock excluding periods prior to 2004 is approximately equal to the current market-based implied volatility of the Company’s common stock based on its exchange-traded options.

Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation model is based upon the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock options.

Expected Dividend – The expected dividend assumption is based on the Company’s current expectations about its future dividend policy.

The fair value of the Company’s stock options granted to employees was estimated as of the date of the grant using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Expected annual volatility	35.9%	60.1%	35.9%	60.1%
Risk-free interest rate	4.4%	3.9%	4.4%	3.9%
Expected turnover rate	12.4%	12.9%	12.4%	12.9%
Expected term (years)	5.4	5.0	5.4	5.0
Annualized dividend yield	—	—	—	—

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, the Company refined the assumptions it uses for input into the Black-Scholes-Merton model. Specifically, the Company changed its volatility assumption to be based on a combination of historical volatility and market-based implied volatility and changed its expected term assumption based on historical information that considered the contractual terms of its stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. The Company believes that its current assumptions are more representative of the expected future volatility of the Company’s common stock and the expected term of the stock options and, therefore, generate a more accurate estimate of the fair value of the stock options.

Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Cost of sales	$97	$—	$97	$—
Selling, general and administrative expense	677	33	1,797	175
Research and development expense	116	—	176	—

	$890	$33	$2,070	$175

Stock-based compensation expense for the three and six months ended July 2, 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

Approximately $0.2 million of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and is reflected in inventory in the accompanying consolidated balance sheet at July 1, 2006. No stock-based compensation expense was capitalized in 2005.

As required by SFAS No. 123R, the Company has estimated the expected future forfeitures of stock options and restricted stock and has recognized compensation expense only for those equity awards expected to vest.

At July 1, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under its stock-based benefit plans that had not yet been recognized was approximately $3.8 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

In accordance with SFAS No. 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from exercises of stock options over the stock-based compensation cost recognized for those stock options) are classified as financing cash flows. Prior to the adoption of SFAS No. 123R, tax benefits of deductions resulting from exercises of stock options were presented as operating cash flows in the statement of cash flows. However, the Company has recorded a valuation allowance against certain of its deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. Accordingly, no excess tax benefits were included in the statement of cash flows and no income tax benefit has been recorded for the Company’s stock-based compensation expense for the three and six months ended July 1, 2006.

Stock Options and Awards Activity

The following table summarizes stock option activity for the six months ended July 1, 2006:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	5,483	$15.97
Granted	63	14.27
Exercised	(758)	7.18
Forfeitures and cancellations	(111)	26.27

Outstanding at July 1, 2006	4,677	$17.13	5.4	$30,460

Vested and expected to vest at July 1, 2006	4,475	$17.32	5.7	$29,255
Exercisable at July 1, 2006	3,792	$18.12	5.2	$25,174

The aggregate intrinsic value of the stock options is equal to the difference between the quoted price of the Company’s common stock for the 4.1 million stock options that were in-the-money at July 1, 2006 and the exercise price of such stock options. The aggregate intrinsic value of stock options exercised during the three and six months ended July 1, 2006, determined as of the dates of exercise of the stock options, was $1.8 million and $7.9 million, respectively.

At July 1, 2006, there were 55,612 shares of restricted stock outstanding with a weighted average grant date fair value of $13.03 and 52,500 restricted stock units outstanding with a weighted average grant date fair value of $16.58. All such restricted stock units were granted in the second quarter of 2006. In the three and six months ended July 1, 2006, 942 shares of restricted stock were forfeited.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

Pro Forma Disclosures

The following illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended July 2, 2005:

(In thousands, except per share data)	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income – reported	$2,859	$7,348
Employee compensation expense under fair value method	(1,729)	(3,517)

Net income – pro forma	$1,130	$3,831

Basic net income per share – reported	$0.07	$0.17
Basic net income per share – pro forma	$0.03	$0.09
Diluted net income per share – reported	$0.06	$0.17
Diluted net income per share – pro forma	$0.03	$0.09
Shares used in computation of income per share:
Basic – reported and pro forma	42,727	42,808
Diluted– reported and pro forma	44,263	44,321

For purposes of pro forma disclosure, the value of the stock options and purchases under the Purchase Plan was estimated using the Black-Scholes-Merton option-pricing model and was amortized on a straight-line basis over the respective vesting periods of the awards.

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

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on the Company’s estimate of the ultimate settlement that may be accepted by the tax authorities. The Company continually evaluates these tax-related matters. At the date of any material change in the Company’s estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

The Company is subject to audit by federal, state and foreign tax authorities in the ordinary course of business. These audits often challenge the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and foreign tax laws. In evaluating the potential tax exposures associated with various tax filing positions taken, the Company will establish a tax reserve for probable exposures where necessary. In the first quarter of 2006, the Company determined that certain income tax contingency reserves were no longer necessary, and, accordingly, reduced its tax contingency reserve by approximately $1.2 million. At July 1, 2006, the Company believes that it has appropriately accrued for probable tax exposures. To the extent the Company subsequently prevails in matters for which tax reserves have been established or is required to pay amounts in excess of its reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Inventories were as follows:

(In thousands)	July 1, 2006	December 31, 2005
Raw materials and purchased parts	$34,675	$33,401
Work in process	20,255	20,148
Finished goods	25,097	21,955

	$80,027	$75,504

NOTE 10	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were as follows:

(In thousands)	July 1, 2006	December 31, 2005
Deferred revenue	$10,217	$8,775
Accrued warranty obligations	5,058	5,255
Accrued income taxes	2,895	3,093
Other	7,118	9,035

	$25,288	$26,158

NOTE 11	ACCRUED WARRANTY OBLIGATIONS

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision (based on historical experience) for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

The activity in accrued warranty obligations was as follows:

	Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005
Balance at beginning of year	$5,255	$4,890
Additions charged to cost of sales	3,328	1,610
Warranty claims	(3,525)	(2,318)

Balance at end of period	$5,058	$4,182

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NOTE 12	ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a restructuring plan to consolidate certain locations. This plan included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs.

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2005	$591	$1,801	$2,392
Cash payments	(482)	(172)	(654)
Reclassifications	(27)	27	—

Accrued restructuring at July 1, 2006	$82	$1,656	$1,738

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At July 1, 2006 and December 31, 2005, $0.5 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.2 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring its operating costs in line with its business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2005	$571
Cash payments	(126)

Accrued restructuring at July 1, 2006	$445

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At July 1, 2006 and December 31, 2005, $0.3 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.1 million and $0.4 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

NOTE 13	DEBT AND LINES OF CREDIT

At July 1, 2006 and December 31, 2005, the Company had a note payable with a principal amount of $50.0 million issued in connection with the Company’s acquisition of Spectra-Physics in July 2004. The note payable was valued at approximately $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics. This discount is being amortized on a straight line basis until maturity.

At July 1, 2006 and December 31, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.32% at July 1, 2006) plus 1.5%, at the Company’s option, and carries an unused line fee of 0.25% per year. At July 1, 2006, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.

The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.6 million at July 1, 2006) and expire as follows: $6.9 million on November 30, 2006, $5.1 million on March 31, 2007 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At July 1, 2006, the Company had $8.5 million outstanding and $6.1 million available for borrowing under these lines of credit. Approximately $5.9 million of the amount outstanding under these revolving lines of credit at July 1, 2006 is due prior to June 30, 2007 and is included in short-term obligations in the accompanying balance sheets, and approximately $2.6 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. The four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.9 million at July 1, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At July 1, 2006, the Company had $1.4 million outstanding and $5.5 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of July 1, 2006 was 1.4%.

Total long-term debt is as follows:

(In thousands)	July 1, 2006	December 31, 2005
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at July 1, 2006 and December 31, 2005)	$2,579	$2,556
Note payable due July 2009, interest at 5% payable quarterly	50,000	50,000

Subtotal	52,579	52,556
Less: unamortized discount on note payable	(2,198)	(2,560)

	$50,381	$49,996

NOTE 14	STOCKHOLDERS’ EQUITY TRANSACTIONS

In 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. In May 2005, the Company purchased

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

an aggregate of 174,833 shares of its common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, the Company purchased 3,220,300 shares of its common stock from Thermo Electron Corporation (Thermo) that had been previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. The Company purchased these shares at a price of $13.56 per share for a total of $43.7 million.

In the second quarter of 2006, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to purchase up to 4.2 million shares of its common stock. This new program replaces the Company’s previous repurchase program. As of July 1, 2006, the Company had not made any purchases under this new program.

The purchases may be made from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions.

NOTE 15	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Interest and dividend income	$691	$654	$1,335	$1,304
Interest expense	(917)	(927)	(1,829)	(1,856)
Bank and portfolio asset management fees	(123)	(120)	(275)	(246)
Foreign exchange gains, net	765	132	556	63
Losses on sales of marketable securities, net	(22)	(38)	(8)	(58)
Investment write-downs	—	(458)	—	(458)
Other income (expense), net	14	(2)	5	54

	$408	$(759)	$(216)	$(1,197)

In the second quarter of 2006, the Company closed its sales office in Canada and, as a result, liquidated its investment in the associated entity, recognizing a gain of $0.9 million related to previously accumulated translation adjustments. This gain is included in foreign exchange gains, net, above.

NOTE 16	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consisted of the following:

(In thousands)	July 1, 2006	December 31, 2005
Cumulative foreign currency translation gains	$1,126	$2,801
Minimum pension liability adjustments	(1,125)	(1,220)
Unrealized losses on marketable securities	(326)	(318)

	$(325)	$1,263

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$9,249	$2,859	$14,927	$7,348
Foreign currency translation losses, net of reclassification adjustment	(641)	(3,862)	(1,675)	(6,381)
Minimum pension liability adjustments	109	—	95	—
Unrealized gains (losses) on marketable securities, net of reclassification adjustment	(5)	166	(8)	(53)

	$8,712	$(837)	$13,339	$914

The foreign currency translation losses, net of reclassification adjustment, which are included in comprehensive income (loss), were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Foreign currency translation gains (losses)	$274	$(3,862)	$(760)	$(6,381)
Less: reclassification adjustment for gain included in net income	(915)	—	(915)	—

	$(641)	$(3,862)	$(1,675)	$(6,381)

The unrealized gains (losses) on marketable securities, net of reclassification adjustment, which are included in comprehensive income (loss), were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Unrealized holding period gains (losses) arising during period	$(27)	$128	$(16)	$(111)
Less: reclassification adjustment for losses included in net income	22	38	8	58

	$(5)	$166	$(8)	$(53)

NOTE 17	EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

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

NOTE 18	DEFINED BENEFIT PENSION PLANS

Several of the Company’s non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$159	$149	$313	$301
Interest cost on benefit obligation	150	151	295	306
Expected return on plan assets	(41)	(35)	(81)	(71)
Amortization of unrecognized gain	8	—	15	—

	$276	$265	$542	$536

NOTE 19	NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Numerator for basic and diluted net income (loss) per share:
Income from continuing operations before extraordinary gain	$9,249	$5,554	$15,579	$10,511
Loss from discontinued operations, net of income taxes	—	(2,695)	(652)	(6,054)
Extraordinary gain on settlement of litigation	—	—	—	2,891

Net income	$9,249	$2,859	$14,927	$7,348

Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding	40,710	42,909	40,548	42,996
Weighted unvested restricted stock outstanding	(104)	(182)	(103)	(188)

Denominator for basic net income (loss) per share:	40,606	42,727	40,445	42,808
Effect of dilutive securities:
Employee stock options	1,142	1,354	1,230	1,325
Restricted stock	104	182	103	188

Denominator for diluted net income (loss) per share:	41,852	44,263	41,778	44,321

NOTE 20	BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company develops, manufactures and markets its products within two distinct business segments, Lasers and PPT.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 1, 2006

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain corporate expenses, interest and other income (expense), net, and income taxes.

(In thousands)	Lasers	PPT	Total
Three months ended July 1, 2006:
Sales to external customers	$45,111	$67,258	$112,369
Segment income	2,059	15,032	17,091
Three months ended July 2, 2005:
Sales to external customers	$42,582	$56,054	$98,636
Segment income	3,286	9,027	12,313
Six months ended July 1, 2006:
Sales to external customers	$86,868	$128,687	$215,555
Segment income	2,134	28,248	30,382
Six months ended July 2, 2005:
Sales to external customers	$88,581	$108,285	$196,866
Segment income	7,695	16,988	24,683

The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Segment income	$17,091	$12,313	$30,382	$24,683
Unallocated operating expenses	(6,120)	(5,199)	(12,447)	(11,088)
Interest and other income (expense), net	408	(759)	(216)	(1,197)

	$11,379	$6,355	$17,719	$12,398

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005

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

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three and six month periods ended July 1, 2006 and July 2, 2005. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

Discontinued Operations

Following our acquisition of Spectra-Physics, Inc. and certain related entities (Spectra-Physics), we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005.

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

Stockholders’ Equity Transactions

In May 2005, we purchased an aggregate of 174,833 shares of our common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, we purchased 3,220,300 shares of our common stock from Thermo Electron Corporation (Thermo) that we had previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. We purchased these shares at a price of $13.56 per share for a total of $43.7 million.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment, pension liabilities, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Our customers generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without our consent. For certain of these products, we establish a sales return reserve based on the historical product returns.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At July 1, 2006 and December 31, 2005, notes receivable, net totaled $2.9 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which we do business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At July 1, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.4 million and $2.8 million, respectively.

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

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of such division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division generally carry warranties that vary by product and product component, but generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision (based on historical experience) for the estimated costs that may be incurred for warranties relating to a product as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year. We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, we aggregate components if they have similar economic characteristics. In the event of any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, and reallocate goodwill if the reporting units change. We test each of our reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using a discounted cash flow methodology.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provision of SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of our common stock on the date of grant. The fair value of an award, net of estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Determining the appropriate fair value of stock options and stock appreciation rights at the grant date requires significant judgment, including estimating the volatility of our common stock and expected term of the awards. We compute expected volatility based on a combination of historical volatility and market-based implied volatility, as we believe that this combination provides a more accurate estimate of future volatility. In making such computation, we have excluded historical periods prior to 2004 from our estimate of expected volatility as we believe such periods do not reflect the expected future volatility of our common stock. The expected term represents the period of time that stock options and stock appreciation rights are expected to be outstanding and is determined based on our historical experience. Due to the inherent uncertainty in valuing stock options and stock appreciation rights as of the grant date, given that such awards will be exercised, purchased or sold at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated by us at the grant date. We also make certain judgments regarding expected forfeitures of all stock-based awards, and actual forfeitures may vary significantly from such estimates.

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

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on our estimate of the ultimate settlement that may be accepted by the tax authorities. We continually evaluate these tax-related matters. At the date of any material change in our estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

We are subject to audit by federal, state and foreign tax authorities in the ordinary course of our business. These audits often challenge the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and foreign tax laws. In evaluating the potential tax exposures associated with various tax filing positions we have taken, we will establish a tax reserve for probable exposures where necessary. In the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and, accordingly, we reduced our tax contingency reserve by approximately $1.2 million. At July 1, 2006, we believe that we have appropriately accrued for probable tax exposures. To the extent we subsequently prevail in matters for which tax reserves have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2005	$591	$1,801	$2,392
Cash payments	(482)	(172)	(654)
Reclassifications	(27)	27	—

Accrued restructuring at July 1, 2006	$82	$1,656	$1,738

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At July 1, 2006 and December 31, 2005, $0.5 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.2 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2005	$571
Cash payments	(126)

Accrued restructuring at July 1, 2006	$445

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At July 1, 2006 and December 31, 2005, $0.3 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $0.1 million and $0.4 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

Stock-Based Compensation Costs

Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for our stock-based compensation and complied with the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense was recognized for employee stock options with exercise prices greater than or equal to our stock price at the date of grant, and no compensation expense was recognized for purchases under our Employee Stock Purchase Plan (Purchase Plan). Costs related to restricted stock awards, determined based on the fair market value of the shares at the date of grant, net of estimated forfeitures, were recognized as compensation expense ratably over the vesting period.

Effective January 1, 2006, we adopted SFAS No. 123R, which requires that we recognize compensation expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore have not retrospectively recognized expense in our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended July 1, 2006 included compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize compensation expense for all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended effective January 1, 2006, is considered a non-compensatory plan, and we are not required to recognize compensation expense for purchases made under the Purchase Plan.

As a result of adopting SFAS No. 123R on January 1, 2006, our income from continuing operations, income before income taxes and net income for the three and six months ended July 1, 2006 were approximately $0.8 million and $1.8 million, respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. For the three and six months ended July 1, 2006, basic and diluted net income per share were $0.02 per share and $0.04 per share, respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

The total stock-based compensation expense included in our consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Cost of sales	$97	$—	$97	$—
Selling, general and administrative expense	677	33	1,797	175
Research and development expense	116	—	176	—

	$890	$33	$2,070	$175

Stock-based compensation expense for the three and six months ended July 2, 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

Approximately $0.2 million of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and is reflected in inventory in the accompanying consolidated balance sheet at July 1, 2006. No stock-based compensation expense was capitalized in 2005.

As required by SFAS No. 123R, we have estimated the expected future forfeitures of stock options and restricted stock and have recognized compensation expense only for those equity awards expected to vest.

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, we refined the assumptions we use for input into the Black-Scholes-Merton model. Specifically, we changed our volatility assumption to be based on a combination of historical volatility and market-based implied volatility and changed our expected term assumption based on historical information that considered the contractual terms of our stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. We believe that our current assumptions are more representative of the expected future volatility of our common stock and the expected term of the stock options and, therefore, generate a more accurate estimate of the fair value of the stock options.

In March 2006, our Board of Directors adopted our 2006 Performance-Based Stock Incentive Plan (2006 Plan), which was approved by our stockholders in May 2006. The 2006 Plan authorizes us to grant up to 6,000,000 shares of our common stock, which includes the number of shares previously available for future grant under our 2001 Stock Incentive Plan (2001 Plan), subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in our capital structure. Upon the approval of the 2006 Plan by our stockholders, the 2001 Plan was terminated for the purposes of future grants. The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. We expect to utilize stock appreciation rights, restricted stock and restricted stock units to a greater extent than stock options in granting stock-based awards in the future. The vesting of substantially all awards granted to officers and employees under the 2006 Plan will occur over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of our Board of Directors.

At July 1, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under our stock-based benefit plans that had not yet been recognized was approximately $3.8 million, net of estimated forfeitures of $1.3 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Results of Operations for the Three and Six Months Ended July 1, 2006 and July 2, 2005

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.7	58.3	56.8	58.6

Gross profit	44.3	41.7	43.2	41.4
Selling, general and administrative expense	25.4	25.5	25.6	25.5
Research and development expense	9.1	9.0	9.3	9.0

Operating income	9.8	7.2	8.3	6.9
Interest and other income (expense), net	0.3	(0.8)	(0.1)	(0.6)

Income from continuing operations before income taxes	10.1	6.4	8.2	6.3
Income tax provision	1.9	0.8	1.0	1.0

Income from continuing operations before extraordinary gain	8.2	5.6	7.2	5.3
Loss from discontinued operations, net of income taxes	—	(2.7)	(0.3)	(3.1)
Extraordinary gain on settlement of litigation	—	—	—	1.5

Net income	8.2%	2.9%	6.9%	3.7%

Net Sales

Net sales for the three months ended July 1, 2006 were $112.4 million, an increase of $13.8 million, or 14.0%, compared with the corresponding period of 2005. Net sales by our PPT Division increased by $11.2 million, or 20.0%, and net sales by our Lasers Division increased $2.6 million, or 6.1%, compared with the corresponding period of 2005. Net sales for the first six months of 2006 were $215.6 million, an increase of $18.7 million, or 9.5%, compared with the first six months of 2005. Net sales for the first six months of 2006 by our PPT Division increased by $20.4 million, or 18.8%, and net sales by our Lasers Division decreased $1.7 million, or 1.9%, compared with the first six months of 2005.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended July 1, 2006 were $35.7 million, a decrease of $1.8 million, or 4.8%, compared with the same period of 2005. This decrease was due primarily to lower sales of certain of our laser products. Net sales to these markets for the first half of 2006 were $72.1 million, a decrease of $4.8 million, or 6.2%, compared with the same period of 2005. This decrease was attributable primarily to lower sales of certain of our laser products. In addition, our sales in the first half of 2005 were positively impacted by higher sales to the Japanese government due to supplemental budget funding, which funding did not recur in the first half of 2006.

Net sales to the microelectronics market for the three months ended July 1, 2006 were $37.8 million, an increase of $8.4 million, or 28.6%, compared with the same period of 2005. The increase in sales to this market in the second quarter of 2006 compared with the second quarter of 2005 was due primarily to stronger overall market conditions, which led to higher demand for the products sold by both our Lasers and PPT Divisions to this market. Net sales to this market for the first half of 2006 were $70.6 million, an increase of $18.0 million, or 34.2%, compared with the same period of 2005. The increase in sales to this market in the first half of 2006 compared with the same period of 2005 was due primarily to stronger overall market conditions, and to an increase of approximately $1.7 million in sales to a computer peripherals manufacturer of automated systems used in its manufacturing process.

Net sales to the life and health sciences market for the three months ended July 1, 2006 were $19.2 million, an increase of $3.8 million, or 24.7%, compared with the same period of 2005. This increase was due primarily to increased demand for certain of our laser products by customers in this market. Net sales to this market for the first half of 2006 were $35.7 million, an increase of $2.9 million, or 8.8%, compared with the same period of 2005. This increase was due primarily to an increased demand for certain of our laser products. In addition, net sales to this market for the first half of 2005 included approximately $1.4 million received from a customer under a transition services agreement, which amount did not recur in the 2006 period.

Net sales to our other end markets for the three months ended July 1, 2006 were $19.7 million, an increase of $3.4 million, or 20.9%, compared with the same period of 2005. These increases were due primarily to higher sales of optical component products to these markets in the second quarter of 2006 compared with the corresponding period of 2005. Net sales to these markets for the first half of 2006 were $37.2 million, an increase of $2.6 million, or 7.5%, compared with the same period of 2005. These increases were due primarily to stronger overall market conditions and stronger sales of our optical component products.

Domestic and international sales by end market were as follows:

Domestic Sales:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 1, 2006	July 2, 2005
Scientific research, aerospace and defense/security	$16,944	$19,017	$(2,073)	(10.9)%
Microelectronics	27,045	20,578	6,467	31.4
Life and health sciences	10,950	8,956	1,994	22.3
Other end markets	6,970	5,490	1,480	27.0

	$61,909	$54,041	$7,868	14.6%

International Sales:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 1, 2006	July 2, 2005
Scientific research, aerospace and defense/security	$18,723	$18,511	$212	1.1%
Microelectronics	10,723	8,826	1,897	21.5
Life and health sciences	8,207	6,408	1,799	28.1
Other end markets	12,807	10,850	1,957	18.0

	$50,460	$44,595	$5,865	13.2%

Domestic Sales:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 1, 2006	July 2, 2005
Scientific research, aerospace and defense/security	$31,530	$35,836	$(4,306)	(12.0)%
Microelectronics	50,674	38,452	12,222	31.8
Life and health sciences	20,256	19,316	940	4.9
Other end markets	13,183	12,146	1,037	8.5

	$115,643	$105,750	$9,893	9.4%

International Sales:

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 1, 2006	July 2, 2005
Scientific research, aerospace and defense/security	$40,537	$41,026	$(489)	(1.2)%
Microelectronics	19,896	14,074	5,822	41.4
Life and health sciences	15,442	13,528	1,914	14.1
Other end markets	24,037	22,488	1,549	6.9

	$99,912	$91,116	$8,796	9.7%

Geographically, net sales to international customers were as follows:

	Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 1, 2006	July 2, 2005
Europe	$24,212	$21,137	$3,075	14.5%
Pacific Rim	19,342	18,518	824	4.4
Other	6,906	4,940	1,966	39.8

	$50,460	$44,595	$5,865	13.2%

	Six Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
(In thousands)	July 1, 2006	July 2, 2005
Europe	$45,397	$43,691	$1,706	3.9%
Pacific Rim	41,278	37,882	3,396	9.0
Other	13,237	9,543	3,694	38.7

	$99,912	$91,116	$8,796	9.7%

The overall increase in sales to international customers for the three months ended July 1, 2006 compared with the same period in 2005 was due to increases in sales to customers in all of our end markets. The increase in sales to international customers for the first half of 2006 compared with the first half of 2005 was primarily due to stronger overall sales in the microelectronics market, which included an increase of approximately $1.7 million in sales to a computer peripherals manufacturer of automated systems used in its manufacturing process, and higher sales in the life and health sciences market and our other end markets. This increase was offset in part by a decrease in sales to international customers in our scientific research, aerospace and defense/security markets due primarily to higher sales to the Japanese government due to supplemental budget funding in the first half of 2005, which funding did not recur in the first half of 2006.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the three or six months ended July 1, 2006 compared with the corresponding 2005 period.

We expect our net sales in the third quarter of 2006 to be similar to the second quarter level due primarily to continued strength in the microelectronics market, offset in part by anticipated lower sales to customers in all of our end markets in Europe due to seasonal slowness that we typically experience in Europe in the third quarter of each year. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect our sales to the scientific research, aerospace and defense/security markets in the third quarter of 2006 to be slightly higher than the second quarter of 2006. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to be up slightly in the third quarter of 2006 compared with the second quarter of 2006, as we expect this market to remain strong through the end of the year. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.

We expect our sales to the life and health sciences market for the third quarter of 2006 to be slightly lower than the second quarter of 2006. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to the concentration of our sales to a limited number of OEM customers in this market, but to increase over time as we increase our penetration of this market.

Gross Margin

Gross margin was 44.3% and 41.7% for the three months ended July 1, 2006 and July 2, 2005, respectively and 43.2% and 41.4% for the first half of 2006 and 2005, respectively. Gross margin for both the three and six month periods of 2006 were positively impacted compared with the same periods of 2005 by the higher absorption of fixed overhead resulting from increased sales, by the benefits of the divestiture of our low-margin manufacturing operations in Oroville, California, which we completed in the third quarter of 2005, and by cost savings resulting from our global sourcing activities.

We expect our gross margin in the third quarter of 2006 to be at approximately the same level as the second quarter of 2006.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $28.6 million, or 25.4% of net sales, and $25.1 million, or 25.5% of net sales, for the three months ended July 1, 2006 and July 2, 2005, respectively. SG&A expense totaled $55.1 million, or 25.6% of net sales, and $50.2 million, or 25.5% of net sales, for the six months ended July 1, 2006 and July 2, 2005, respectively. The increase in the absolute dollars for both periods was due primarily to higher salary expenses, which resulted from our hiring of new employees and annual salary increases, higher variable selling expenses, and higher non-cash expenses for stock-based compensation. We began expensing stock-based compensation in 2006 in accordance with SFAS No. 123R, and recognized $0.7 million and $1.8 million in stock-based compensation expense for the three months and six months ended July 1, 2006, respectively.

We expect that SG&A expense will be slightly higher in the third quarter of 2006 compared with the second quarter of 2006, due primarily to higher non-cash stock compensation expense resulting from grants of performance-based restricted stock units made at the beginning of the third quarter of 2006. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $10.2 million, or 9.1% of net sales, and $8.9 million, or 9.0% of net sales, for the three months ended July 1, 2006 and July 2, 2005, respectively, and $20.1 million, or 9.3% of net sales, and $17.7 million, or 9.0% of net sales, for the six months ended July 1, 2006 and July 2, 2005, respectively. R&D expense for the three and six months periods in 2006 increased by $1.3 million, or 14.3%, and $2.4 million, or 14.1%, respectively, compared with the same periods in 2005, as we continued to increase our investment in new product development programs, primarily in our Lasers Division.

We expect that R&D expense in the third quarter of 2006 will be at approximately the same level or slightly higher than the second quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period.

Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these changes in R&D expense will likely not be in proportion to the changes in net sales.

Interest and Other Income (Expense), Net

Interest and other income, net for the three months ended July 1, 2006 totaled $0.4 million, compared with interest and other expense, net for the three months ended July 2, 2005, which totaled $0.8 million. Interest and other expense, net for the six months ended July 1, 2006 and July 2, 2005 totaled $0.2 million and $1.2 million, respectively. The improvement in 2006 was due primarily to a gain of $0.9 million related to previously accumulated translation adjustments, which we recognized in connection with the closure of our sales office in Canada and the resulting liquidation of our investment in the associated entity.

We expect to incur interest and other expense, net in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities.

Income Taxes

Our effective tax rate for the three and six months ended July 1, 2006 was 18.7% and 12.1%, respectively, compared with 12.6% and 15.2% in the corresponding prior year periods. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be substantially offset by a reduction in the valuation reserve, and pretax losses, should they occur, will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three and six months ended July 1, 2006, tax expense consisted primarily of certain required state income taxes and taxes in certain foreign jurisdictions. However, in the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and accordingly, reduced our tax contingency reserve by approximately $1.2 million, which offset most of the tax expense in the first quarter of 2006.

We expect our tax rate in the third quarter of 2006 to be approximately 18% to 19%, and will vary depending on certain state minimum taxes, taxes on foreign earnings and adjustments to reserve assumptions.

Liquidity and Capital Resources

Net cash provided by our operating activities of $15.8 million for the six months ended July 1, 2006 was attributable primarily to cash provided by our results of operations, offset in part by net working capital increases including an increase in accounts receivable due to higher sales volumes, higher prepaid expenses and other current assets due to timing of payments, higher inventories and decreases in accrued expenses (including incentive compensation and sales commissions) due primarily to the timing of payments.

Net cash used in investing activities of $9.0 million for the six months ended July 1, 2006 consisted primarily of net purchases of property and equipment of $9.9 million, including approximately $4.6 million in amounts capitalized in connection with the implementation of our new global information systems platform, offset in part by net proceeds of $0.7 million from net sales of marketable securities.

Net cash provided by financing activities of $1.2 million for the six months ended July 1, 2006 consisted primarily of proceeds of approximately $6.2 million received from the issuance of common stock in connection with stock option and employee stock purchase plans, offset in part by repayments of short-term borrowings of $4.0 million and by payments of approximately $1.0 million relating to the receipt and cancellation of outstanding shares of our common stock in payment of the exercise price and taxes owed in connection with stock option exercises and taxes owed upon the vesting of restricted stock issued under our stock incentive plans. A total of 61,208 shares having a value of $16.97 per share were received and cancelled.

At July 1, 2006, we had cash and cash equivalents of $38.6 million and marketable securities of $39.0 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At July 1, 2006, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.32% at July 1, 2006) plus 1.5%, at our option, and carries an unused line fee of 0.25% per year. At July 1, 2006, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.

Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.6 million at July 1, 2006) and expire as follows: $6.9 million on November 30, 2006, $5.1 million on March 31, 2007 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At July 1, 2006, we had $8.5 million outstanding and $6.1 million available for borrowing under these lines of credit. Approximately $5.9 million of the amount outstanding under these revolving lines of credit at July 1, 2006 is due prior to June 30, 2007 and is included in short-term obligations in the accompanying balance sheets, and approximately $2.6 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. Our four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.9 million at July 1, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At July 1, 2006, we had $1.4 million outstanding and $5.5 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of July 1, 2006 was 1.4%.

In 2003, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of our then-outstanding stock. To date, we have purchased a total of 3.7 million shares under this program. In the second quarter of 2006, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.2 million shares of common stock. This new program replaces the previous repurchase program. As of July 1, 2006, we had not purchased any shares under this program and 4.2 million shares remained available for purchase. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. As noted above, in the first half of 2006, we used approximately $4.6 million in cash for capital expenditures related to this implementation. During the remainder of 2006 and 2007, we expect to use a total of approximately $10 million to $13 million in cash for additional capital expenditures related to this implementation.

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

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under EITF No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted EITF No. 04-13 in the second quarter of 2006, and the provisions of EITF No. 04-13 did not have a material impact on our financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF No. 06-03). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in net sales are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on a company’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 will be effective for reporting periods beginning after December 15, 2006. We currently present all taxes collected from customers and remitted to government authorities on a net basis (i.e. do not include such taxes in net sales), and we expect to continue to do so following our adoption of EITF No. 06-03.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected impact of the provisions of FIN 48 on our financial position and results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three or six months ended July 1, 2006. There were no forward exchange contracts outstanding at July 1, 2006.

Our operating income from international operations totaled $5.3 million for the six months ended July 1, 2006. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of our operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating income include the euro, Japanese yen, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three months ended July 1, 2006. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $39.0 million at July l, 2006, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net income for the three or six months ended July 1, 2006.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K, as updated in our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, except for the risk factor set forth below, which has been updated to provide additional information.

A limited number of customers account for a significant portion of our sales to the microelectronics market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 32.7%, 28.6% and 29.5% of our consolidated net sales for the six months ended July 1, 2006, the year ended December 31, 2005 and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 56.8%, 53.0% and 60.8% of our sales to this market for the six months ended July 1, 2006, the year ended December 31, 2005 and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. One of our customers in this market comprised 31.4% of our sales to this market and 10.3% of our consolidated net sales for the six months ended July 1, 2006. No single customer in this market comprised 10% or more of our consolidated net sales in 2005 or 2004. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Our annual meeting of stockholders was held on May 17, 2006. Of the 40,594,676 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 38,253,188 shares of common stock, representing 94.23% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following two proposals were presented and voted on at the meeting:

Proposal 1

To elect two nominees, Robert L. Guyett and Kenneth F. Potashner, as Class II members of our Board of Directors. The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
Robert L. Guyett	36,968,649	1,284,539
Kenneth F. Potashner	36,809,204	1,443,984

Proposal 2

To approve the Company’s 2006 Performance-Based Stock Incentive Plan. Such proposal was approved by more than a majority of the shares represented and entitled to vote at the meeting. The voting results were:

For	Against	Abstain	Broker Non-Vote
26,665,820	4,548,574	673,388	6,365,406

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.2	Form of Restricted Stock Unit Award Agreement to be used under the 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2006

NEWPORT CORPORATION

By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.2	Form of Restricted Stock Unit Award Agreement to be used under the 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.