Form 10-Q
period 2006-09-30
NEWPORT CORP
filed 2006-11-09
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of October 27, 2006, 41,026,389 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$114,275	$103,005	$329,830	$299,871
Cost of sales	63,200	59,309	185,551	174,690

Gross profit	51,075	43,696	144,279	125,181
Selling, general and administrative expense	29,415	25,964	84,548	76,202
Research and development expense	10,714	9,066	30,850	26,718

Operating income	10,946	8,666	28,881	22,261
Interest and other expense, net	(347)	(690)	(563)	(1,887)

Income from continuing operations before income taxes	10,599	7,976	28,318	20,374
Income tax provision	111	1,108	2,251	2,995

Income from continuing operations before extraordinary gain	10,488	6,868	26,067	17,379
Loss from discontinued operations, net of income tax (provision) benefit of $(46), $1,360, $73 and $2,120, respectively	(201)	(9,123)	(853)	(15,177)
Extraordinary gain on settlement of litigation	—	—	—	2,891

Net income (loss)	$10,287	$(2,255)	$25,214	$5,093

Basic income (loss) per share:
Income from continuing operations before extraordinary gain	$0.26	$0.17	$0.64	$0.42
Loss from discontinued operations, net of income taxes	(0.01)	(0.23)	(0.02)	(0.37)
Extraordinary gain on settlement of litigation	—	—	—	0.07

Net income (loss)	$0.25	$(0.06)	$0.62	$0.12

Diluted income (loss) per share:
Income from continuing operations before extraordinary gain	$0.25	$0.17	$0.62	$0.40
Loss from discontinued operations, net of income taxes	—	(0.22)	(0.02)	(0.35)
Extraordinary gain on settlement of litigation	—	—	—	0.07

Net income (loss)	$0.25	$(0.05)	$0.60	$0.12

Shares used in the computation of income (loss) per share:
Basic	40,740	39,688	40,555	41,769
Diluted	41,798	41,094	41,738	43,245

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$45,789	$30,112
Marketable securities	40,115	40,910
Accounts receivable, net of allowance for doubtful accounts of $1,896 and $1,402, respectively	81,231	75,222
Notes receivable, net	4,498	5,170
Inventories	89,518	75,504
Deferred income taxes	2,262	2,077
Prepaid expenses and other current assets	10,240	8,405

Total current assets	273,653	237,400
Property and equipment, net	55,295	50,424
Goodwill	173,440	173,440
Deferred income taxes	924	927
Intangible assets, net	47,928	50,840
Investments and other assets	15,786	16,375

	$567,026	$529,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$9,813	$12,559
Accounts payable	29,672	24,604
Accrued payroll and related expenses	25,652	22,562
Accrued expenses and other current liabilities	23,128	26,158
Accrued restructuring costs	739	1,122
Obligations under capital leases	131	77

Total current liabilities	89,135	87,082
Long-term debt	50,533	49,996
Obligations under capital leases, less current portion	1,279	1,299
Accrued pension liabilities	12,449	11,311
Accrued restructuring costs and other liabilities	2,402	3,135
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 40,816,516 and 40,035,738 shares issued and outstanding, respectively	4,763	4,672
Capital in excess of par value	459,800	449,921
Deferred stock compensation	—	(316)
Accumulated other comprehensive income	408	1,263
Accumulated deficit	(53,743)	(78,957)

Total stockholders’ equity	411,228	376,583

	$567,026	$529,406

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	October 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,214	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,537	14,745
Stock-based compensation expense	4,485	326
Provision for losses on inventories	1,709	821
Loss on disposal of business	958	9,182
Provision for doubtful accounts, net	681	(540)
Investment write-down	—	454
Provision for restructuring	—	135
Gain on sale of patents	(1,425)	—
Realized foreign exchange translation gain	(915)	—
Gain on disposal of property and equipment	(66)	(411)
Extraordinary gain on settlement of litigation	—	(2,891)
Deferred income taxes, net	(121)	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(4,898)	(9,825)
Inventories	(15,478)	(2,061)
Prepaid expenses and other current assets	(1,746)	(715)
Other assets and liabilities	510	(361)
Accounts payable	2,296	(609)
Accrued payroll and related expenses	2,238	(1,619)
Accrued expenses and other current liabilities	(4,408)	(5,525)
Accrued restructuring costs	(902)	(2,687)

Net cash provided by operating activities	22,669	3,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,438)	(6,951)
Purchase of property and equipment related to information systems implementation	(6,781)	—
Proceeds from the sale of property and equipment	215	704
Purchase of marketable securities	(37,304)	(238,735)
Proceeds from the sale of marketable securities	39,003	273,543
Proceeds from the sale of business, patents and equity investments	1,425	1,849

Net cash provided by (used in) investing activities	(10,880)	30,410
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(63)	(185)
Short-term borrowings (repayments), net	(2,501)	769
Proceeds from the issuance of common stock under employee plans	6,878	4,288
Purchases of the Company’s common stock	(1,387)	(46,209)

Net cash provided by (used in) financing activities	2,927	(41,337)
Impact of foreign exchange rate changes on cash balances	961	(1,600)

Net increase (decrease) in cash and cash equivalents	15,677	(9,015)
Cash and cash equivalents at beginning of period	30,112	41,443

Cash and cash equivalents at end of period	$45,789	$32,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,221	$2,238
Income taxes, net	$4,345	$3,572

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under EITF No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company adopted EITF No. 04-13 in the second quarter of 2006, and the provisions of EITF No. 04-13 did not have a material impact on the Company’s financial position or results of operations for the three and nine months ended September 30, 2006.

In June 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF No. 06-03). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in net sales are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on a company’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 will be effective for reporting periods beginning after December 15, 2006. The Company currently presents all taxes collected from customers and remitted to government authorities on a net basis (i.e., does not include such taxes in net sales), and expects to continue to do so following its adoption of EITF No. 06-03.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting For Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact of the provisions of FIN 48 and does not believe that the adoption will have a material impact on its financial position and results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 and does not believe that the adoption will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The requirement under SFAS No. 158 to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the expected impact of the provisions of SFAS No. 158 and does not believe that the adoption will have a material impact on its financial position and results of operations.

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

These operations have been reflected in discontinued operations for all periods presented. In the three and nine months ended September 30, 2006, the Company adjusted the loss on the sale of these operations and recorded losses of approximately $0.2 million, net of income taxes and $0.9 million, net of income taxes, respectively.

In the third quarter of 2005, the Company adjusted the carrying amount of the assets held for sale to reflect the expected consideration for the sale, less estimated selling costs, and recorded a loss of $9.2 million.

The net sales and loss before income taxes from the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	$—	$1,804	$—	$7,321
Loss before income taxes	(155)	(10,483)	(926)	(17,297)

NOTE 4 DERIVATIVE INSTRUMENTS

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and, accordingly, changes in fair values are reported in the statements of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency-related fluctuations. Transaction gains and losses are included in interest and other expense, net in the accompanying consolidated statements of operations.

There were no foreign exchange contracts outstanding as of September 30, 2006 or December 31, 2005.

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At September 30, 2006 and December 31, 2005, notes receivable, net totaled $4.5 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At September 30, 2006 and December 31, 2005, the principal amounts of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $2.5 million and $2.8 million, respectively.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

NOTE 7 STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

In March 2006, the Company’s Board of Directors adopted the 2006 Performance-Based Stock Incentive Plan (2006 Plan), which was approved by the Company’s stockholders in May 2006. The primary purpose of the 2006 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends.

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

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Prior to January 1, 2006, the Purchase Plan provided that the purchase price for the purchase of common stock in any offering period was 85% of the fair market value of the stock on the first day of the offering period or the last day of the offering period, whichever was lower. The Company amended the Purchase Plan effective January 1, 2006. As amended, the Purchase Plan provides that the purchase price for the purchase of common stock in any offering period is 95% of the fair market value of the stock on the last day of the offering period. The purpose of the amendment was to eliminate the compensation expense which the Company would have been required to recognize in connection with future purchases under the Purchase Plan following the adoption of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) on January 1, 2006.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the Company to recognize compensation expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not retrospectively recognized expense in its financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended, is considered a non-compensatory plan, and the Company is not required to recognize compensation expense for purchases made under the Purchase Plan.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations, income before income taxes and net income for the three and nine months ended September 30, 2006 were approximately $2.4 million and $4.2 million, respectively, lower than if it had continued to account for stock-based compensation under APB Opinion No. 25. For the three months ended September 30, 2006, basic and diluted net income per share were $0.06 and $0.05, respectively, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. For the nine months ended September 30, 2006, basic and diluted net income per share were both $0.10 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

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

Expected Term – The expected term represents the period of time that the Company’s stock options are expected to be outstanding and is determined based on its historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment.

Expected Volatility – The Company computes expected volatility based on a combination of historical volatility and market-based implied volatility, as it believes that this combination provides a more accurate estimate of future volatility. In making such computation, the Company has excluded historical periods prior to 2004 from its estimate of expected volatility as it believes such periods do not reflect the expected future volatility of the Company’s common stock. The Company acquired Spectra-Physics on July 16, 2004, and it announced its intent to sell its robotics systems operations in the first quarter of 2005, which it completed in December 2005. The Company believes that these discrete events changed its business risk. In addition, the historical volatility of the Company’s common stock excluding periods prior to 2004 is approximately equal to the current market-based implied volatility of the Company’s common stock based on its exchange-traded options.

Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation model is based upon the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock options.

Expected Dividend – The expected dividend assumption is based on the Company’s current expectations about its future dividend policy that there will be no dividends.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

The fair value of the Company’s stock options granted to employees was estimated as of the date of the grant using the following weighted-average assumptions:

	Three and Nine Months Ended
	September 30, 2006	October 1, 2005
Expected annual volatility	35.9%	60.1%
Risk-free interest rate	4.4%	3.9%
Expected term (years)	5.4	5.0
Annualized expected dividend yield	—	—

For purposes of expense recognition of its stock-based compensation, the Company has assumed forfeitures of 12.4% and 12.9%, respectively, for the three and nine months ended September 30, 2006 and October 1, 2005, which is based upon the Company’s historical forfeiture rates.

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, the Company refined the assumptions it uses for input into the Black-Scholes-Merton model. Specifically, the Company changed its volatility assumption to be based on a combination of historical volatility and market-based implied volatility and changed its expected term assumption based on historical information that considered the contractual terms of its stock-based awards, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. The Company believes that its current assumptions are more representative of the expected future volatility of the Company’s common stock and the expected term of the stock options and therefore generate a more accurate estimate of the fair value of the stock options.

Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Cost of sales	$187	$—	$284	$—
Selling, general and administrative expense	2,084	151	3,881	326
Research and development expense	144	—	320	—

	$2,415	$151	$4,485	$326

Stock-based compensation expense for the three and nine months ended October 1, 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

Approximately $0.2 million of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and is reflected in inventory in the accompanying consolidated balance sheet at September 30, 2006. No stock-based compensation expense was capitalized in 2005.

As required by SFAS No. 123R, the Company has estimated the expected future forfeitures of stock options, restricted stock and restricted stock units and has recognized compensation expense only for those equity awards expected to vest.

At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was approximately $14.0 million, net of estimated forfeitures of $1.6 million. Such amounts include approximately $10.3 million related to compensation costs subject to performance conditions. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

In accordance with SFAS No. 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from exercises of stock options over the stock-based compensation cost recognized for those stock options) are classified as financing cash flows. Prior to the adoption of SFAS No. 123R, tax benefits of deductions resulting from exercises of stock options were presented as operating cash flows in the statement of cash flows. However, the Company has recorded a valuation allowance against certain of its deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. Accordingly, no excess tax benefits were included in the statement of cash flows and no income tax benefit has been recorded for the Company’s stock-based compensation expense for the three and nine months ended September 30, 2006.

Stock Options and Awards Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of Shares (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	5,483	$15.97
Granted	63	14.27
Exercised	(797)	6.83
Forfeitures and cancellations	(120)	26.01

Outstanding at September 30, 2006	4,629	$17.17	5.3	$19,883

Vested and expected to vest at September 30, 2006	4,458	$17.33	5.2	$19,294
Exercisable at September 30, 2006	3,851	$18.04	4.8	$17,202

The aggregate intrinsic value of the stock options is equal to the difference between the quoted price of the Company’s common stock for the 4.1 million stock options that were in-the-money at September 30, 2006 and the exercise price of such stock options. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006, determined as of the dates of exercise of the stock options, was $0.3 million and $8.2 million, respectively.

The following table summarizes performance-based restricted stock unit activity for the nine months ended September 30, 2006:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	804	15.47
Vested and settled	—	—
Forfeited	(5)	15.46

Outstanding at September 30, 2006	799	$15.47

Expected to vest at September 30, 2006	764	$15.47

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

Such performance-based restricted stock units vest over a three year period, conditioned on the Company’s achievement of certain annual financial performance goals established by the Compensation Committee of the Company’s Board of Directors at the time of the award.

At September 30, 2006, 52,500 restricted stock units subject to time-based vesting were outstanding with a weighted average grant date fair value of $16.58.

Pro Forma Disclosures

The following illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended October 1, 2005:

(In thousands, except per share data)	Three Months Ended October 1, 2005	Nine Months Ended October 1, 2005
Net income (loss) – reported	$(2,255)	$5,093
Employee compensation expense under fair value method	(2,051)	(5,568)

Net loss – pro forma	$(4,306)	$(475)

Basic net income (loss) per share – reported	$(0.06)	$0.12
Basic net loss per share – pro forma	$(0.11)	$(0.01)
Diluted net income (loss) per share – reported	$(0.05)	$0.12
Diluted net loss per share – pro forma	$(0.10)	$(0.01)
Shares used in computation of income (loss) per share:
Basic – reported and pro forma	39,688	41,769
Diluted– reported and pro forma	41,094	43,245

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

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

The Company is subject to audit by federal, state and foreign tax authorities in the ordinary course of business. These audits often challenge the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and foreign tax laws. In evaluating the potential tax exposures associated with various tax filing positions taken, the Company establishes a tax reserve for probable exposures as it deems necessary. In the first quarter of 2006, the Company determined that certain income tax contingency reserves were no longer necessary, and, accordingly, reduced its tax contingency reserve by approximately $1.2 million. In addition, in the third quarter of 2006, the Company reduced its tax contingency reserve by approximately $1.0 million due to the expiration of the statutory audit period related to certain income tax contingencies. At September 30, 2006, the Company believes that it has appropriately accrued for probable tax exposures. To the extent the Company subsequently prevails in matters for which tax reserves have been established or is required to pay amounts in excess of its reserves, the Company’s effective tax rate in a given financial statement period could be materially affected.

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

Inventories were as follows:

(In thousands)	September 30, 2006	December 31, 2005
Raw materials and purchased parts	$39,594	$33,401
Work in process	20,826	20,148
Finished goods	29,098	21,955

	$89,518	$75,504

NOTE 10 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were as follows:

(In thousands)	September 30, 2006	December 31, 2005
Deferred revenue	$9,457	$8,775
Accrued warranty obligations	4,965	5,255
Accrued income taxes	1,224	3,093
Other	7,482	9,035

	$23,128	$26,158

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

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

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005
Balance at beginning of year	$5,255	$4,890
Additions charged to cost of sales	4,804	3,958
Warranty claims	(5,094)	(4,295)

Balance at end of period	$4,965	$4,553

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

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2005	$591	$1,801	$2,392
Cash payments	(482)	(261)	(743)
Reclassifications	(109)	109	—

Accrued restructuring at September 30, 2006	$—	$1,649	$1,649

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At September 30, 2006 and December 31, 2005, $0.3 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.3 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring its operating costs in line with its business outlook at that time.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2005	$571
Cash payments	(159)

Accrued restructuring at September 30, 2006	$412

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At September 30, 2006 and December 31, 2005, $0.4 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring cost. At December 31, 2005, $0.4 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

NOTE 13 DEBT AND LINES OF CREDIT

At September 30, 2006 and December 31, 2005, the Company had a note payable with a principal amount of $50.0 million issued in connection with the Company’s acquisition of Spectra-Physics in July 2004. The note payable was valued at approximately $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics. This discount is being amortized on a straight line basis until maturity.

At September 30, 2006 and December 31, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.33% at September 30, 2006) plus 1.5%, at the Company’s option, and carries an unused line fee of 0.25% per year. At September 30, 2006, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.

The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.4 million at September 30, 2006) and expire as follows: $6.8 million on November 30, 2006, $5.1 million on March 31, 2007 and $2.5 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At September 30, 2006, the Company had $9.8 million outstanding and $4.6 million available for borrowing under these lines of credit. Approximately $7.3 million of the amount outstanding under these revolving lines of credit at September 30, 2006 is due prior to September 29, 2007 and is included in short-term obligations in the accompanying balance sheets, and approximately $2.5 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. The four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at September 30, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At September 30, 2006, the Company had $2.5 million outstanding and $4.3 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of September 30, 2006 was 1.6%.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

Total long-term debt is as follows:

(In thousands)	September 30, 2006	December 31, 2005
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at September 30, 2006 and December 31, 2005)	$2,550	$2,556
Note payable due July 2009, interest at 5% payable quarterly	50,000	50,000

Subtotal	52,550	52,556
Less: unamortized discount on note payable	(2,017)	(2,560)

	$50,533	$49,996

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

In the second quarter of 2006, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to purchase up to 4.2 million shares of its common stock. This new program replaced the Company’s previous repurchase program. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. As of September 30, 2006, the Company had not made any purchases under this program.

In the nine months ended September 30, 2006 and October 1, 2005, the Company received and cancelled 80,686 and 9,293 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of shares of restricted stock issued to them under the Company’s stock incentive plans, totaling $1.4 million and $0.1 million, respectively, in value at the time they were received.

NOTE 15 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Interest and dividend income	$773	$374	$2,108	$1,678
Interest expense	(935)	(924)	(2,764)	(2,780)
Bank and portfolio asset management fees	(140)	(135)	(415)	(381)
Foreign exchange gains (losses), net	(91)	(35)	465	28
Gains (losses) on sales of marketable securities, net	35	(5)	27	(63)
Investment write-downs	—	—	—	(454)
Other income, net	11	35	16	85

	$(347)	$(690)	$(563)	$(1,887)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

In the second quarter of 2006, the Company closed its sales office in Canada and, as a result, liquidated its investment in the associated entity, recognizing a gain of $0.9 million related to previously accumulated translation adjustments. This gain is included in foreign exchange gains (losses), net, above.

NOTE 16 ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income consisted of the following:

(In thousands)	September 30, 2006	December 31, 2005
Cumulative foreign currency translation gains	$1,709	$2,801
Minimum pension liability adjustments	(1,141)	(1,220)
Unrealized losses on marketable securities	(160)	(318)

	$408	$1,263

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income (loss)	$10,287	$(2,255)	$25,214	$5,093
Foreign currency translation gains (losses), net of reclassification adjustment	583	1,245	(1,092)	(5,136)
Minimum pension liability adjustments	(16)	—	79	—
Unrealized gains (losses) on marketable securities, net of reclassification adjustment	166	(74)	158	(127)

	$11,020	$(1,084)	$24,359	$(170)

The foreign currency translation gains (losses), net of reclassification adjustment, which are included in comprehensive income (loss), were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Foreign currency translation gains (losses)	$583	$1,245	$(177)	$(5,136)
Less: reclassification adjustment for gain included in net income (loss)	—	—	(915)	—

	$583	$1,245	$(1,092)	$(5,136)

The unrealized gains (losses) on marketable securities, net of reclassification adjustment, which are included in comprehensive income (loss), were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Unrealized holding period gains (losses) arising during period	$201	$(79)	$185	$(190)
Less: reclassification adjustment for (gains) losses included in net income (loss)	(35)	5	(27)	63

	$166	$(74)	$158	$(127)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Service cost	$159	$143	$472	$444
Interest cost on benefit obligation	152	146	447	452
Expected return on plan assets	(42)	(34)	(123)	(105)
Amortization of unrecognized gain	8	—	23	—

	$277	$255	$819	$791

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

NOTE 19 NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Numerator for basic and diluted net income (loss) per share:
Income from continuing operations before extraordinary gain	$10,488	$6,868	$26,067	$17,379
Loss from discontinued operations, net of income taxes	(201)	(9,123)	(853)	(15,177)
Extraordinary gain on settlement of litigation	—	—	—	2,891

Net income (loss)	$10,287	$(2,255)	$25,214	$5,093

Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding	40,783	39,842	40,626	41,944
Weighted unvested restricted stock outstanding	(43)	(154)	(71)	(175)

Denominator for basic net income (loss) per share:	40,740	39,688	40,555	41,769
Effect of dilutive securities:
Employee stock options and restricted stock units	1,015	1,252	1,112	1,301
Restricted stock	43	154	71	175

Denominator for diluted net income (loss) per share (1):	41,798	41,094	41,738	43,245

(1)	Common stock equivalents consisting of the performance-based restricted stock units have been excluded from the denominator for purposes of calculating diluted income per share for the three and nine months ended September 30, 2006 as the performance criteria has not been met as of September 30, 2006.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 30, 2006

The Company measures operating income reported for each business segment, which includes only the costs that are directly attributable to the operations of that segment, and excludes certain net sales, corporate expenses, interest and other expense, net, and income taxes.

(In thousands)	Lasers	PPT	Total
Three months ended September 30, 2006:
Sales to external customers	$49,293	$63,232	$112,525
Segment income	2,376	12,940	15,316
Three months ended October 1, 2005:
Sales to external customers	$42,746	$60,259	$103,005
Segment income	3,070	11,847	14,917
Nine months ended September 30, 2006:
Sales to external customers	$136,161	$191,919	$328,080
Segment income	4,510	41,188	45,698
Nine months ended October 1, 2005:
Sales to external customers	$131,327	$168,544	$299,871
Segment income	10,765	28,835	39,600

The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Segment income	$15,316	$14,917	$45,698	$39,600
Unallocated net sales	1,750	—	1,750	—
Unallocated operating expenses	(6,120)	(6,251)	(18,567)	(17,339)
Interest and other expense, net	(347)	(690)	(563)	(1,887)

	$10,599	$7,976	$28,318	$20,374

The third quarter of 2006 includes net sales of $1.8 million associated with the licensing of certain intellectual property that were not allocated to the Company’s business segments.

NOTE 21 SUBSEQUENT EVENT

On November 3, 2006, the Company acquired the Laser Products business of Picarro, Inc. for $7.0 million in cash, which amount is subject to certain post-closing adjustments. The Laser Products business, which is located in Ottawa, Canada, designs and manufactures solid-state lasers targeted primarily at the life and health sciences and process control markets. The business will be included in the Company’s Lasers Division business segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

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

The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three and nine month periods ended September 30, 2006 and October 1, 2005. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In the three and nine months ended September 30, 2006, we adjusted the loss on the sale of these operations and recorded a loss of approximately $0.2 million, net of income taxes and $0.9 million, net of income taxes, respectively. In the third quarter of 2005, we adjusted the carrying amount of the assets held for sale to reflect the expected consideration for the sale, less estimated selling costs, and recorded a loss of $9.2 million.

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

Subsequent Event

On November 3, 2006, we acquired the Laser Products business of Picarro, Inc. for $7.0 million in cash, which amount is subject to certain post-closing adjustments. The Laser Products business, which is located in Ottawa, Canada, designs and manufactures solid-state lasers targeted primarily at the life and health sciences and process control markets. The business will be included in our Lasers Division business segment.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At September 30, 2006 and December 31, 2005, notes receivable, net totaled $4.5 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of four banks in Japan with which we do business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At September 30, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $2.5 million and $2.8 million, respectively.

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

We are subject to audit by federal, state and foreign tax authorities in the ordinary course of our business. These audits often challenge the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and foreign tax laws. In evaluating the potential tax exposures associated with various tax filing positions we have taken, we establish a tax reserve for probable exposures as we deem necessary. In the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and, accordingly, we reduced our tax contingency reserve by approximately $1.2 million. In addition, in the third quarter of 2006, we reduced our tax contingency reserve by approximately $1.0 million due to the expiration of the statutory audit period related to certain income tax contingencies. At September 30, 2006, we believe that we have appropriately accrued for probable tax exposures. To the extent we subsequently prevail in matters for which tax reserves have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Accrued restructuring at December 31, 2005	$591	$1,801	$2,392
Cash payments	(482)	(261)	(743)
Reclassifications	(109)	109	—

Accrued restructuring at September 30, 2006	$—	$1,649	$1,649

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At September 30, 2006 and December 31, 2005, $0.3 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.3 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2005	$571
Cash payments	(159)

Accrued restructuring at September 30, 2006	$412

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At September 30, 2006 and December 31, 2005, $0.4 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs. At December 31, 2005, $0.4 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

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

Effective January 1, 2006, we adopted SFAS No. 123R, which requires that we recognize compensation expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore have not retrospectively recognized expense in our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize compensation expense for all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended effective January 1, 2006, is considered a non-compensatory plan, and we are not required to recognize compensation expense for purchases made under the Purchase Plan.

As a result of adopting SFAS No. 123R on January 1, 2006, our income from continuing operations, income before income taxes and net income for the three and nine months ended September 30, 2006 were approximately $2.4 million and $4.2 million, respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. For the three months ended September 30, 2006, basic and diluted net income per share were $0.06 and $0.05, respectively, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. For the nine months ended September 30, 2006, basic and diluted net income per share were both $0.10 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

The total stock-based compensation expense included in our consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Cost of sales	$187	$—	$284	$—
Selling, general and administrative expense	2,084	151	3,881	326
Research and development expense	144	—	320	—

	$2,415	$151	$4,485	$326

Stock-based compensation expense for the three and nine months ended October 1, 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

Approximately $0.2 million of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and is reflected in inventory in the accompanying consolidated balance sheet at September 30, 2006. No stock-based compensation expense was capitalized in 2005.

As required by SFAS No. 123R, we have estimated the expected future forfeitures of stock options, restricted stock and restricted stock units and have recognized compensation expense only for those equity awards expected to vest.

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, we refined the assumptions we use for input into the Black-Scholes-Merton model. Specifically, we changed our volatility assumption to be based on a combination of historical volatility and market-based implied volatility and changed our expected term assumption based on historical information that considered the contractual terms of our stock options, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. We believe that our current assumptions are more representative of the expected future volatility of our common stock and the expected term of the stock options and, therefore, generate a more accurate estimate of the fair value of the stock options.

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

At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under our stock-based benefit plans that had not yet been recognized was approximately $14.0 million, net of estimated forfeitures of $1.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and October 1, 2005

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.3	57.6	56.3	58.3

Gross profit	44.7	42.4	43.7	41.7
Selling, general and administrative expense	25.7	25.2	25.6	25.4
Research and development expense	9.4	8.8	9.3	8.9

Operating income	9.6	8.4	8.8	7.4
Interest and other expense, net	(0.3)	(0.7)	(0.2)	(0.6)

Income from continuing operations before income taxes	9.3	7.7	8.6	6.8
Income tax provision	0.1	1.1	0.7	1.0

Income from continuing operations before extraordinary gain	9.2	6.6	7.9	5.8
Loss from discontinued operations, net of income taxes	(0.2)	(8.9)	(0.3)	(5.1)
Extraordinary gain on settlement of litigation	—	—	—	1.0

Net income (loss)	9.0%	(2.3)%	7.6%	1.7%

Net Sales

Net sales for the three months ended September 30, 2006 were $114.3 million, an increase of $11.3 million, or approximately 11%, compared with the corresponding period of 2005. Net sales by our Lasers Division increased $6.5 million, or approximately 15%, and net sales by our PPT Division increased by $3.0 million, or approximately 5%, compared with the corresponding period of 2005. Net sales for the nine months ended September 30, 2006 were $329.8 million, an increase of $29.9 million, or approximately 10%, compared with the corresponding period of 2005. Net sales for the first nine months of 2006 by our PPT Division increased by $23.2 million, or approximately 14%, and net sales by our Lasers Division increased $4.9 million, or approximately 4%, compared with the first nine months of 2005. The remainder of the increase in net sales in both the three and nine months ended September 30, 2006 was due to $1.8 million of revenue received in the third quarter of 2006 from the licensing of certain intellectual property.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended September 30, 2006 were $38.7 million, compared with the $38.9 million recorded in the same period of 2005. Net sales to these markets for the first nine months of 2006 were $110.8 million, a decrease of $4.9 million, or approximately 4%, compared with the same period of 2005. This decrease was attributable primarily to lower sales of certain of our laser products in the first and second quarters of 2006. In addition, our sales in the first and second quarters of 2005 were positively impacted by higher sales to the Japanese government due to supplemental budget funding, which funding did not recur in 2006.

Net sales to the microelectronics market for the three months ended September 30, 2006 were $38.0 million, an increase of $4.0 million, or approximately 12%, compared with the same period of 2005. Net sales to this market for the first nine months of 2006 were $108.5 million, an increase of $22.0 million, or approximately 25%, compared with the same period of 2005. The increases in sales to this market in the third quarter and first nine months of 2006 compared with the same periods of 2005 were due primarily to continued strong overall market conditions, which led to higher demand for the products sold by both our Lasers and PPT Divisions to this market, as well as to $1.8 million in revenue received in connection with the licensing of certain intellectual property. These increases were offset in part by lower sales to a computer peripherals manufacturer of automated systems used in its manufacturing process in the 2006 periods.

Net sales to the life and health sciences market for the three months ended September 30, 2006 were $19.3 million, an increase of $5.7 million, or approximately 42%, compared with the same period of 2005. Net sales to this market for the first nine months of 2006 were $55.0 million, an increase of $8.5 million, or approximately 18%, compared with the same period of 2005. These increases were due primarily to increased demand for products sold by both our Lasers and PPT Divisions to customers in this market due to improved market conditions. Net sales to this market in the first nine months of 2005 included $1.4 million received from a customer under a transition services agreement, which amount did not recur in the 2006 period.

Net sales to our other end markets for the three months ended September 30, 2006 were $18.3 million, an increase of $1.8 million, or approximately 11%, compared with the same period of 2005. Net sales to these markets for the first nine months of 2006 were $55.5 million, an increase of $4.3 million, or approximately 8%, compared with the same period of 2005. The increases in both periods were due primarily to stronger overall market conditions and stronger sales of our optical component products in the 2006 periods compared with the corresponding periods of 2005.

Domestic and international sales by end market were as follows:

	Three Months Ended			Percentage Increase (Decrease)
Domestic Sales: (In thousands)	September 30, 2006	October 1, 2005	Increase (Decrease)
Scientific research, aerospace and defense/security	$18,237	$19,333	$(1,096)	(5.7)%
Microelectronics	27,874	19,928	7,946	39.9
Life and health sciences	11,334	8,317	3,017	36.3
Other end markets	6,507	6,429	78	1.2

	$63,952	$54,007	$9,945	18.4%

	Three Months Ended			Percentage Increase (Decrease)
International Sales: (In thousands)	September 30, 2006	October 1, 2005	Increase (Decrease)
Scientific research, aerospace and defense/security	$20,460	$19,519	$941	4.8%
Microelectronics	10,076	14,037	(3,961)	(28.2)
Life and health sciences	7,946	5,324	2,622	49.2
Other end markets	11,841	10,118	1,723	17.0

	$50,323	$48,998	$1,325	2.7%

	Nine Months Ended			Percentage Increase (Decrease)
Domestic Sales: (In thousands)	September 30, 2006	October 1, 2005	Increase (Decrease)
Scientific research, aerospace and defense/security	$49,767	$55,169	$(5,402)	(9.8)%
Microelectronics	78,548	58,380	20,168	34.5
Life and health sciences	31,590	27,632	3,958	14.3
Other end markets	19,690	18,576	1,114	6.0

	$179,595	$159,757	$19,838	12.4%

	Nine Months Ended			Percentage Increase (Decrease)
International Sales: (In thousands)	September 30, 2006	October 1, 2005	Increase (Decrease)
Scientific research, aerospace and defense/security	$60,997	$60,545	$452	0.7%
Microelectronics	29,972	28,111	1,861	6.6
Life and health sciences	23,388	18,853	4,535	24.1
Other end markets	35,878	32,605	3,273	10.0

	$150,235	$140,114	$10,121	7.2%

Geographically, net sales to international customers were as follows:

	Three Months Ended			Percentage Increase (Decrease)
(In thousands)	September 30, 2006	October 1, 2005	Increase (Decrease)
Europe	$23,127	$19,794	$3,333	16.8%
Pacific Rim	21,488	24,049	(2,561)	(10.6)
Other	5,708	5,155	553	10.7

	$50,323	$48,998	$1,325	2.7%

	Nine Months Ended			Percentage Increase (Decrease)
(In thousands)	September 30, 2006	October 1, 2005	Increase (Decrease)
Europe	$68,524	$63,485	$5,039	7.9%
Pacific Rim	62,766	61,931	835	1.3
Other	18,945	14,698	4,247	28.9

	$150,235	$140,114	$10,121	7.2%

The increase in sales to international customers for the three months ended September 30, 2006 compared with the same period in 2005 was due to increases in sales to customers in all of our end markets, except the microelectronics market. The decrease in international sales to the microelectronics market in the third quarter of 2006 compared with the same period in 2005 was due primarily to lower sales of automated systems to a computer peripherals manufacturer, which were approximately $6.9 million lower in the third quarter of 2006 compared with the prior year period. The increase in sales to international customers for the first nine months of 2006 compared with the first nine months of 2005 resulted from stronger sales to customers in all of our end markets, particularly in the life and health sciences market and other end markets. In addition, our overall international sales to the microelectronics market increased in the first nine months of 2006 compared with the same period in 2005 despite lower sales of automated systems to the aforementioned computer peripherals manufacturer, which were approximately $5.2 million lower in the 2006 nine-month period compared with the 2005 period. Further, international sales to the scientific research, aerospace and defense/security markets increased overall in the 2006 nine-month period compared with the 2005 period despite the higher sales in 2005 to the Japanese government due to supplemental budget funding, which funding did not recur in 2006.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the three or nine months ended September 30, 2006 compared with the corresponding 2005 periods.

We expect our net sales in the fourth quarter of 2006 to be higher than the third quarter level due primarily to the expected seasonal strength in the scientific research markets and to higher backlog scheduled to ship during the fourth quarter. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect our sales to the scientific research, aerospace and defense/security markets in the fourth quarter of 2006 to be higher than the third quarter of 2006 due primarily to the expected seasonal strength in the scientific research market in the fourth quarter. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to be higher in the fourth quarter of 2006 compared with the third quarter of 2006 due to higher backlog scheduled to ship during the quarter and to higher expected sales of automated systems to a computer peripherals manufacturer. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.

We expect our sales to the life and health sciences market for the fourth quarter of 2006 to be slightly higher than the third quarter of 2006. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to the concentration of our sales to a limited number of OEM customers in this market, but to increase over time as we increase our penetration of this market. In addition, we expect to begin to see higher sales into this market resulting from sales of the laser products which we acquired from Picarro, Inc. on November 3, 2006.

Gross Margin

Gross margin was 44.7% and 42.4% for the three months ended September 30, 2006 and October 1, 2005, respectively, and 43.7% and 41.7% for the first nine months of 2006 and 2005, respectively. Gross margins for both the three and nine month periods of 2006 were positively impacted compared with the same periods of 2005 by the operating leverage provided by the higher sales volume, due primarily to higher absorption of fixed overhead, by the addition of approximately $1.8 million of revenue and gross profit received in the third quarter of 2006 from the licensing of certain intellectual property, and by cost savings resulting from our global sourcing activities.

We expect our gross margin in the fourth quarter of 2006 to be at approximately the same level as, or slightly higher than, the third quarter of 2006.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $29.4 million, or 25.7% of net sales, and $26.0 million, or 25.2% of net sales, for the three months ended September 30, 2006 and October 1, 2005, respectively. SG&A expense totaled $84.5 million, or 25.6% of net sales, and $76.2 million, or 25.4% of net sales, for the nine months ended September 30, 2006 and October 1, 2005, respectively. The increases in both periods were due primarily to the impact in the three and nine months ended September 30, 2006 of approximately $2.1 million and $3.9 million, respectively, of incremental non-cash expense related to our equity incentive programs, which we now expense in accordance with SFAS No. 123R. The increase was also attributable to annual merit salary increases, higher incentive compensation, salary costs for new employees, payments of severance and increased variable selling expenses due to the higher sales level. These increases were offset in part by the realization of a gain of approximately $1.4 million resulting from the sale of certain non-core patents, which reduced SG&A expense.

We expect that SG&A expense in the fourth quarter of 2006 will be at approximately the same level as, or slightly higher than, the third quarter of 2006. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $10.7 million, or 9.4% of net sales, and $9.1 million, or 8.8% of net sales, for the three months ended September 30, 2006 and October 1, 2005, respectively. R&D expense was $30.9 million, or 9.4% of net sales, and $26.7 million, or 8.9% of net sales, for the nine months ended September 30, 2006 and October 1, 2005, respectively. R&D expense for the three and nine months periods in 2006 increased by $1.6 million, or 18.2%, and $4.1 million, or 15.5%, respectively, compared with the same periods in 2005, as we continued to increase our investment in new product development programs, particularly in advanced laser development.

We expect that R&D expense in the fourth quarter of 2006 will be slightly higher than the third quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these changes in R&D expense will likely not be in proportion to the changes in net sales.

Interest and Other Expense, Net

Interest and other expense, net for the three months ended September 30, 2006 and October 1, 2005 totaled $0.3 million and $0.7 million, respectively. The decrease in interest and other expense, net in the third quarter of 2006 compared with the same period in 2005 was due primarily to higher interest income earned during the 2006 period. Interest and other expense, net for the nine months ended September 30, 2006 and October 1, 2005 totaled $0.6 million and $1.9 million, respectively. The reduction in net expense in the first nine months of 2006 compared with the prior year period was due primarily to the recognition of a gain of $0.9 million related to previously accumulated translation adjustments, which we recognized in connection with the closure of our sales office in Canada and the resulting liquidation of our investment in the associated entity, to higher interest income, and to a loss due to the write-down of an investment in 2005 that did not recur in 2006.

We expect that interest and other expense, net in the fourth quarter of 2006 will be at approximately the same level as the third quarter level. In general, we expect to incur interest and other expense, net in future periods, due primarily to interest expense incurred on short-term and long-term debt, offset in part by interest earned on cash and marketable securities.

Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2006 were 1.0% and 7.9%, respectively, compared with 13.9% and 14.7% in the corresponding prior year periods. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be substantially offset by a reduction in the valuation reserve, and pretax losses, should they occur, will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three and nine months ended September 30, 2006, tax expense consisted primarily of certain required state income taxes and taxes in certain foreign jurisdictions. However, in the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and accordingly, reduced our tax contingency reserve by approximately $1.2 million. In addition, in the third quarter of 2006, we reduced our tax contingency reserve by approximately $1.0 million due to the expiration of the statutory audit period related to certain income tax contingencies, which offset most of our tax expense in the third quarter of 2006 and reduced our tax expense for the nine months ended September 30, 2006.

We expect our tax rate in the fourth quarter of 2006 to be approximately 16% to 17%, which rate will vary depending on the levels of our certain required state minimum income taxes, taxes on our foreign earnings and adjustments to our reserve assumptions.

Liquidity and Capital Resources

Net cash provided by our operating activities of $22.7 million for the nine months ended September 30, 2006 was attributable primarily to the cash provided by our results of operations, offset in part by net working capital increases including higher inventories to support the higher expected sales level in the fourth quarter, an increase in accounts receivable due to the higher sales volume and higher prepaid expenses and other current assets due to the timing of payments.

Net cash used in investing activities of $10.9 million for the nine months ended September 30, 2006 consisted primarily of net purchases of property and equipment of $14.2 million, including approximately $6.8 million in amounts capitalized in connection with the implementation of our new global information systems platform, offset in part by net proceeds of $1.4 million from the sale of certain non-core patents and net proceeds of $1.7 million from net sales of marketable securities.

Net cash provided by financing activities of $2.9 million for the nine months ended September 30, 2006 consisted primarily of proceeds of approximately $6.9 million received from the issuance of common stock in connection with stock option and employee stock purchase plans, offset in part by repayments of short-term borrowings of $2.5 million and by payments of approximately $1.4 million relating to the receipt and cancellation of outstanding shares of our common stock in payment of the exercise price and taxes owed in connection with stock option exercises and taxes owed upon the vesting of restricted stock issued under our stock incentive plans. A total of 80,686 shares having an average value of $17.19 per share were received and cancelled.

At September 30, 2006, we had cash and cash equivalents of $45.8 million and marketable securities of $40.1 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At September 30, 2006, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which we use to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2006. Certain of the marketable securities that are being managed by the lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.33% at September 30, 2006) plus 1.5%, at our option, and carries an unused line fee of 0.25% per year. At September 30, 2006, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.

Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.4 million at September 30, 2006) and expire as follows: $6.8 million on November 30, 2006, $5.1 million on March 31, 2007 and $2.5 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At September 30, 2006, we had $9.8 million outstanding and $4.6 million available for borrowing under these lines of credit. Approximately $7.3 million of the amount outstanding under these revolving lines of credit at September 30, 2006 is due prior to September 29, 2007 and is included in short-term obligations in the accompanying balance sheets, and approximately $2.5 million is included in long-term debt in the accompanying balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. Our four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at September

30, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At September 30, 2006, we had $2.5 million outstanding and $4.3 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of September 30, 2006 was 1.6%.

In 2003, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of our then-outstanding stock. We purchased a total of 3.7 million shares under this program. In the second quarter of 2006, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.2 million shares of common stock. This new program replaced the previous repurchase program. As of September 30, 2006, we had not purchased any shares under this program and 4.2 million shares remained available for purchase. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

In the nine months ended September 30, 2006 and October 1, 2005, we received and cancelled 80,686 and 9,293 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of shares of restricted stock issued to them under our stock incentive plans, totaling $1.4 million and $0.1 million, respectively, in value at the time we received them.

In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. In the first nine months of 2006, we used approximately $6.8 million of cash for capital expenditures related to this implementation. During the remainder of 2006 and 2007, we expect to use a total of approximately $8 million to $11 million of cash for additional expenses and capital expenditures related to this implementation.

On November 3, 2006, we acquired the Laser Products business of Picarro, Inc. for $7.0 million in cash, which amount is subject to certain post-closing adjustments. Despite this payment, and the additional capital expenditures described above, we expect to generate net cash in the fourth quarter.

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

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under EITF No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted EITF No. 04-13 in the second quarter of 2006, and the provisions of EITF No. 04-13 did not have a material impact on our financial position or results of operations for the three and nine months ended September 30, 2006.

In June 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF No. 06-03). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in net sales are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on a company’s activities over a period of time, such as gross receipts taxes, are not within the scope of the EITF. EITF No. 06-03 will be effective for reporting periods beginning after December 15, 2006. We currently present all taxes collected from customers and remitted to government authorities on a net basis (i.e., do not include such taxes in net sales), and we expect to continue to do so following our adoption of EITF No. 06-03.

In July 2006, the FASB issued FASB Interpretation No.48, Accounting for Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected impact of the provisions of FIN 48 and do not believe that the adoption will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the expected impact of the provisions of SFAS No. 157, and we do not believe that the adoption will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 will not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The requirement under SFAS No. 158 to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position will be effective for fiscal years ending after December 15, 2008. We are currently evaluating the expected impact of the provision of SFAS No. 158, and we do not believe that the adoption will have a material impact on our financial position and results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three or nine months ended September 30, 2006. There were no forward exchange contracts outstanding at September 30, 2006.

Our operating income from international operations totaled $7.4 million for the nine months ended September 30, 2006. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of our operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating future international operating income include the euro, Japanese yen, British pound, Canadian dollar and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three months ended September 30, 2006. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.5%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $40.1 million at September 30, 2006, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net income for the three or nine months ended September 30, 2006.

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

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K, as updated in our Quarterly Reports on Form 10-Q for the quarters ended April 1, 2006 and July 1, 2006, except for the risk factor set forth below, which has been updated to provide additional information.

A limited number of customers account for a significant portion of our sales to the microelectronics market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 32.9%, 28.6% and 29.5% of our consolidated net sales for the nine months ended September 30, 2006, the year ended December 31, 2005 and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 57.3%, 53.0% and 60.8% of our sales to this market for the nine months ended September 30, 2006, the year ended December 31, 2005 and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. One of our customers in this market comprised 31.1% of our sales to this market and 10.2% of our consolidated net sales for the nine months ended September 30, 2006. No single customer in this market comprised 10% or more of our consolidated net sales in 2005 or 2004. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

The following table reflects purchases made by us during the quarter ended September 30, 2006, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2, 2006 – July 29, 2006	—	—	—	—
July 30, 2006 – August 26, 2006(2)	19,478	$17.87	—	—
August 27, 2006 – September 30, 2006	—	—	—	—

Totals	19,478	$17.87	—	—

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	On August 4, 2006, we received and cancelled a total of 19,478 shares of our outstanding common stock in payment of taxes owed in connection with the vesting of shares of restricted stock issued under our 2001 Stock Incentive Plan. At the time they were received, these shares had a value of $17.87 per share for a total of $0.3 million.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2006	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.