Form 10-K
period 2006-12-30
NEWPORT CORP
filed 2007-03-14
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-01649

NEWPORT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	94-0849175
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1791 Deere Avenue, Irvine, California	92606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 863-3144

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.1167 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes  ☒    No  ☐

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

        Large accelerated filer  ☐                                             Accelerated filer  ☒                                         Non-Accelerated Filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $649.2 million, calculated based upon the closing price of the registrant’s common stock as reported by the Nasdaq Global Market on such date.

As of February 28, 2007, 39,391,549 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 11, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

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

PART I

ITEM 1. BUSINESS

General Description of Business

We are a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, aerospace and defense/security, life and health sciences, and industrial manufacturing. We provide a broad portfolio of products to customers in these end markets, allowing us to offer them an end-to-end resource for products that make, manage and measure light.

As the demands of research and commercial applications for higher precision and miniaturization continue to increase, photonics, the science and technology of making, managing and measuring light, has become a key enabling technology, permitting researchers and commercial users to perform tasks that cannot be accomplished by existing electrical, mechanical or chemical processes. In addition, in markets such as microelectronics and life and health sciences, photonics technology is replacing these current processes in a number of applications it can accomplish faster, better or more economically.

We provide a wide range of products designed to enhance the capabilities and productivity of our customers’ photonics and other precision applications, including:

•	lasers and laser technology, including solid-state, gas and dye lasers, high-power diode lasers and ultrafast laser systems;

•	optical components, including precision optics, thin-film optical filters, ruled and holographic diffraction gratings and crystals;

•	photonics instruments and components, including optical meters, light sources, monochromators, spectroscopy instrumentation and opto-mechanical components;

•	high-precision positioning and vibration isolation products and systems; and

•	advanced automated manufacturing systems used in the manufacture of communications and electronics devices.

In addition to our individual product offerings, we have significant expertise in integrating our products into systems and subsystems that are engineered to meet our customers’ specific application requirements. We believe that our ability to develop and manufacture these integrated solutions, together with our broader portfolio of products and technologies, gives us a significant competitive advantage over our competitors.

For over four decades, we have serviced the needs of research laboratories for precision equipment. Since 1991, we have acquired a number of companies, which has led to the expansion of our product offerings, technology base and geographic presence and has allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated systems for both research and commercial applications.

During 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications markets. MRSI has significant expertise in the design and manufacture of automated high-precision manufacturing systems. During the past two years, MRSI has focused its development efforts on automated laser-based manufacturing systems, particularly for disk drive and photovoltaic module manufacturing applications. MRSI is now part of the Integrated Solutions Business within our Photonics and Precision Technologies Division.

In July 2004, we acquired Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. This acquisition significantly increased the scope of our expertise and product offerings in our target customer end markets, and approximately doubled our size with respect to revenue, number of employees and facilities. At the time of the acquisition, we established Spectra-Physics’ laser and laser-related technology business as our new Lasers Division, and we combined Spectra-Physics’ photonics businesses with the existing businesses that comprised our former Industrial and Scientific Technologies Division to create our new Photonics and Precision Technologies Division.

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

We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Overview” below, and Notes 2 and 3 of the Notes to Consolidated Financial Statements beginning on page F-13 of this Annual Report on Form 10-K.

Our Markets

We sell our products, subsystems and systems to original equipment manufacturer (OEM) and end-user customers across a wide range of markets and applications, including:

•

Scientific Research. We are one of the world’s leading suppliers of lasers and photonics products to scientific researchers. We have a forty-five year history of working closely with the research community to pioneer new applications and technologies. Today, we continue to help researchers break new ground in a variety of scientific research areas, including spectroscopy, ultrafast phenomena, multiphoton microscopy, terahertz imaging, optical coherence tomography, laser induced fluorescence, light detection and ranging (LIDAR), nonlinear optics, particle imaging velocimetry and laser cooling.

•

Microelectronics. Photonics technology addresses a wide range of vital applications in the microelectronics market, and is a key enabler of the industry roadmap driving smaller feature sizes with the increased functionalities needed for next-generation consumer technology products, including cellular phones, personal digital assistants and digital cameras. Our products are used in a wide range of applications in this market, including semiconductor wafer inspection and metrology, memory yield enhancement, lithography, wafer dicing and scribing, wafer and component marking and resistor trimming, as well as in disk drive, printed circuit board, flat panel display and photovoltaic module manufacturing applications.

•

Life and Health Sciences. Photonics is increasingly becoming a key enabling technology in the life and health sciences market. We provide products for use in diagnostic and analytical instrumentation and cosmetic and therapeutic applications. Our products are used in applications such as optical coherence tomography, multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight (MALDI-TOF), laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery. In addition, we supply high-power diode lasers to OEM customers for incorporation into laser systems for hair removal and a variety of dermatological and dental procedures.

•

Aerospace and Defense/Security. The drive for more technologically advanced weapons and sensors is producing increased investment in light-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures. In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision. Our high-precision products are used by aerospace and defense engineers to develop, assemble, test and calibrate equipment for a wide range of applications, including target recognition and acquisition, LIDAR, range-finding, missile guidance and advanced weapons development.

•

Industrial Manufacturing, Marking and Engraving. Our photonics products are used in a wide range of high-finesse industrial manufacturing applications, including rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and printing. We also offer laser solutions for image recording and graphics applications including pre-press (computer-to-plate), on-press, ultra-high speed printing, photo finishing and holography, and for high-precision marking and engraving applications.

Our Operating Divisions

We operate our business in two divisions, our Lasers Division and our Photonics and Precision Technologies Division, which are organized around our primary product categories.

Lasers Division

Our Lasers Division, which was formed in July 2004 in connection with our acquisition of Spectra-Physics, offers a broad array of laser technology products and services to OEM and end-user customers across a wide range of markets and applications. Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, diode lasers, high-energy pulsed lasers, tunable lasers, air-cooled ion lasers, water-cooled ion lasers and nitrogen lasers. We have established close relationships with OEM customers involved in microelectronics, life and health sciences and industrial manufacturing. In addition to supplying our existing lasers and laser systems to these customers, we also work closely with our OEM and industrial customers to develop laser and laser system designs optimized for their product and technology roadmaps. We offer our end-user customers a full range of laser technology solutions and accessories, from complex laser systems to gas and diode lasers.

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

•        TOPAS automated ultrafast optical parametric amplifier (OPA)

• Femtosecond spectroscopy • Materials processing • Multiphoton microscopy • Optical coherence tomography • Semiconductor metrology • Terahertz imaging • Time-resolved photoluminescence

Laser Category	Primary Markets	Products	Representative Applications
Diode-Pumped Solid State Q-Switched Lasers	• Microelectronics • Life and health sciences • Industrial manufacturing

•        BL series low power lasers

•        V-series high-repetition lasers

•        Tristar™ high repetition rate UV laser

•        Navigator™ lasers

•        HIPPO high-power lasers

•        Pulseo™ high peak power UV laser

•        Explorer™ low-power UV lasers

•        Empower™ green/UV lasers

•        Diamond processing

•        Disk texturing

•        Laser microdissection

•        Matrix-assisted laser desorption/ionization

•        Memory yield enhancement systems

•        Microelectronics material processing

•        Pump source for Ti:sapphire lasers

•        Rapid prototyping

•        Resistor trimming

•        Sapphire scribing

•        Silicon micromachining

•        Solar cell processing

•        Wafer marking

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers	• Microelectronics • Scientific research • Life and health sciences • Aerospace and defense/security • Industrial manufacturing

•        Millennia® Pro i/s CW lasers

•        MG series CW solid state green lasers

•        Reveal™ CW forensic lasers

•        Centennia® CW lasers

•        Excelsior™ low power CW lasers

•        Vanguard™ quasi-CW solid state lasers

•        3900S and Matisse® CW tunable Ti:sapphire lasers

•        Cyan™ compact low power CW lasers

• Flow cytometry • Image recording • Laser cooling • Materials processing • Optical Trapping • Raman imaging • Semiconductor wafer inspection and metrology • Spectroscopy • Ti:Sapphire pumping

Laser Category	Primary Markets	Products	Representative Applications
Diode Lasers	• Life and health sciences • Image recording and graphics • Aerospace and defense • Industrial manufacturing

•        Open heatsink diode laser bars

•        Multi-bar modules

•        Fiber-coupled diode laser bars

•        Fiber-coupled single emitter diodes

•        Open heatsink single emitter diodes

•        Integra industrial diode laser systems

• Graphics and printing • Hair removal • Material heat treatment and processing • Medical, therapeutic and cosmetic procedures • Pump source for solid state lasers • Soldering and welding

High Energy Pulsed Nd:YAG and Tunable Lasers	• Scientific research • Microelectronics • Aerospace and defense • Industrial manufacturing	• Quanta-Ray® PRO, LAB and PIV series pulsed Nd:YAG lasers • Quanta-Ray® INDI series compact Nd:YAG lasers • MOPO® series High Energy optical parametric oscillator (OPO) • Tunable dye lasers

•        Flat-panel display manufacturing

•        Laser ablation

•        Laser cleaning

•        LIDAR

•        Mass spectrometry

•        Particle imaging velocimetry combustion diagnostics

•        Plastic and ceramic component marking

•        Remote sensing

•        Spectroscopy

Air-Cooled Ion Lasers	• Scientific research • Microelectronics • Life and health sciences • Image recording and graphics	• 117 frequency-stabilized helium neon lasers • 161 air-cooled ion lasers • 163 Advantage air-cooled ion lasers • 177 air-cooled ion lasers • 185 air-cooled ion lasers • Solano air-cooled ion systems

•        Confocal microscopy

•        DNA sequencing

•        Flow cytometry

•        Graphic arts and photoprocessing

•        Laser doppler anemometry

•        Particle analysis

•        Raman spectroscopy

•        Semiconductor wafer inspection

•        Spectroscopy

Laser Category	Primary Markets	Products	Representative Applications
Water-Cooled Ion Lasers	• Scientific research • Life and health sciences	• BeamLok® argon ion, krypton and mixed gas laser systems • Stabilite® mixed gas ion lasers	• Confocal microscopy • Flow cytometry • Holography • Laser-doppler velocimetry • Light scattering • Lithography • Spectroscopy

Nitrogen Lasers	• Scientific research • Life and health sciences	• 337-Si OEM nitrogen lasers • 337i OEM nitrogen lasers • Dye lasers • VSL-337 series nitrogen lasers	• Fluorescence immunoassay • Fluorescence microscopy • Laser microdissection • Matrix-assisted laser desorption/ionization • Spectroscopy

Fiber Laser Business Group

During 2006, we established a Fiber Laser business group within our Lasers Division, which is engaged in the development of fiber laser and fiber amplifier technology. These products will incorporate our leading-edge capabilities in diode lasers, fiber coupling, frequency conversion, optics and photonics packaging. We expect to introduce the first products from this group during 2007.

Photonics and Precision Technologies Division

Our Photonics and Precision Technologies Division’s products and systems are used in applications across a wide range of end markets. In addition, we sell subsystems to OEM customers that integrate our products into their systems, particularly for microelectronics and life and health sciences applications. Our acquisition of Spectra-Physics added photonics instruments and components (including light sources, monochromators and spectroscopy instrumentation), as well as thin-film optical filters, ruled and holographic diffraction gratings and crystals, to our existing portfolio of photonics, precision micro-positioning, vibration isolation, optics and opto-mechanical components, instrumentation and systems. The Photonics and Precision Technologies Division also offers complete turnkey systems for advanced applications in the packaging of communications and electronic devices, including the manufacture of microwave, optical, radio frequency (RF) and multi-chip modules.

Products

The following table summarizes some of our Photonics and Precision Technologies Division’s product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Photonics Instruments and Systems

•        Optical meters

•        Laser diode instruments

•        Light sources and solar simulators

•        Solar cell test instruments

•        Photonics test systems

•        Optical detectors

•        Dispersive and Fourier transform (FT) spectrometers

•        Monochromators and spectrographs

•        Ultrafast laser pulse measurement systems

•        Characterization of light emitted by lasers, light emitting diodes and broadband light sources

•        Solar cell characterization and measurements

•        Chemical composition analysis

•        Colorimetry

•        Optical power and energy measurement for free space and fiber-directed laser light

•        Testing and characterization of optical fibers and passive fiber optic components

•        Ultraviolet near-infrared (UV-NIR) spectroscopy

Precision Micro-Positioning Devices, Systems and Subsystems

•        Precision air-bearing systems

•        Motorized linear and rotation stages

•        Motorized actuators and optics mounts

•        Custom multi-axis positioning systems

•        Motion controllers and drivers

•        Manual linear and rotation stages

•        Micrometers and adjustment screws

•        High-precision positioning and motion control apparatus for manufacturing, in-process inspection and final test applications

•        Laser system alignment and beam steering for inspection, laser processing and communications

•        Precision positioning of semiconductor wafers for metrology and fabrication

•        Precision alignment in fiber optic, telecommunication and laser device assembly

•        Sample sorting and sequencing for DNA research

•        Tracking and targeting test systems for aerospace and defense/security applications

•        Sample or sensor manipulation for imaging and microscopy

Category	Products	Representative Applications
Vibration Isolation Systems and Subsystems	• Optical tables and support systems • Workstations • Active and passive isolation systems • Active vibration damping systems • Honeycomb, granite and rigid structures • Elastomeric mounts

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

•        Laser-to-fiber couplers

•        Educational kits

•        Analytical instrumentation for life and health sciences

•        Components for research and product development activities

•        Deep ultraviolet optics for semiconductor lithography, wafer inspection and wafer processing

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

•        Automated manufacturing and assembly of microelectronic and optoelectronic devices

•        High-speed, high-accuracy automated dispensing applications for microwave modules, optical modules, hybrid circuits, multi-chip modules and semiconductor packaging

Integrated Solutions

Our Photonics and Precision Technologies Division also designs, develops and manufactures integrated systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers accelerate the time to market and enhance the performance of their equipment or instrumentation products. We have established a business team comprised of technical and operations specialists, which collaborates across our divisions to develop and provide these integrated solutions to our customers. We have used our capabilities in this area for customers in a number of industries, most notably semiconductor capital equipment, disk drive manufacturing and life and health sciences.

Financial information regarding our business segments and our operations by geographic area is included in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-43. A discussion of our net sales by end market and geographic area is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Sales and Marketing

We market and sell our products and services through our direct domestic and international sales organizations, an international network of independent distributors and sales representatives, our product catalogs and our web site. Our domestic and international sales organizations are comprised of teams of field sales persons, which work closely with key account managers, product and applications specialists and other internal sales support personnel based primarily in Irvine, California; Mountain View, California; Stratford, Connecticut; Germany; France and Japan. We have aligned our domestic and international sales organizations along our two key categories of customers: end-users and OEM customers. These two categories of customers require very different selling approaches and support requirements. Our OEM subsystem and capital equipment customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between our sales personnel and distributors and our operations and engineering staff, and can result in long sales cycles for our subsystem and capital equipment products. Within our two key categories of customers, our sales personnel are organized into groups based on their special knowledge and expertise relating to specific product lines and markets. While these sales groups focus their attention and selling efforts in their areas of expertise, our entire sales organization collaborates closely to combine all of our areas of knowledge and expertise to offer integrated solutions to our customers.

We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with most of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the domestic list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2006.

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

During 2006, we established a Technology and Applications Center (TAC) at our Irvine, California headquarters. The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as multiphoton microscopy, Coherent Anti-Stokes Raman Scattering (CARS) microscopy and ultrafast spectroscopy. The TAC produces application notes and kits for these applications, and also provides our research and development teams with ideas for new products and product enhancements. We believe that the TAC reinforces our position as a technology leader in the photonics industry.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of February 28, 2007, we had approximately 230 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve. Total research and development expenses were $42.0 million, or 9.2% of net sales, in 2006, $35.9 million, or 8.9% of net sales, in 2005, and $22.2 million, or 8.3% of net sales, in 2004, which included the expenses of Spectra-Physics for only the period after July 16, 2004, the date of acquisition. Research and development expenses attributable to our Lasers Division were $22.4 million, or 11.8% of net sales to that segment, in 2006, $18.3 million, or 10.4% of net sales to that segment, in 2005, and $7.8 million, or 9.2% of net sales to that segment, in 2004, which consisted entirely of the expenses of Spectra-Physics after July 16, 2004. Research and development expenses attributable to our Photonics and Precision Technologies Division were $19.6 million, or 7.5% of net sales to that segment, in 2006, $17.6 million, or 7.8% of net sales to that segment, in 2005, and $14.4 million, or 7.9% of net sales to that segment, in 2004, which included the expenses of Spectra-Physics for only the period after July 16, 2004.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of diverse end markets, including scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment and computer peripherals customers), aerospace and defense/security, life and health sciences and industrial manufacturing. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2006, no single customer represented 10% or more of our consolidated net sales, or 10% or more of our net sales by our Lasers Division. One customer in the microelectronics market represented 10.2% of our net sales by our Photonics and Precision Technologies Division in 2006. In certain of our end markets, including the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. We believe that our relationships with these key customers are good. However, if our key customers discontinue or reduce their relationships with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis, and our business and results of operations could be harmed going forward if we are unable to sufficiently expand our customer base to replace the lost business.

Competition

The primary end markets that we serve include: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment and computer peripherals customers); life and health sciences; and industrial manufacturing. These markets are intensely competitive and characterized by rapidly changing technology. A small number of competitors are dominant in certain of these markets. The products and systems developed and manufactured by both our Photonics and Precision Technologies Division and our Lasers Division serve all of our targeted end markets. The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Lasers	Bookham, Inc. Coherent, Inc. Excel Technology, Inc. IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik Laser Optik Systeme GmbH Melles Griot, Inc. Rofin-Sinar Technologies, Inc. Trumpf Group

Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. EXFO Electro-Optical, Inc. ILX Lightwave Corporation	Melles Griot, Inc. Ocean Optics, Inc. Ophir Optronics Ltd. Thorlabs, Inc.

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Ocean Optics, Inc.	Photon Technology International Spectral Products

Precision Micro-Positioning Devices, Systems and Subsystems	Aerotech Inc. Anorad Corporation Bookham, Inc.	Danaher Corporation Parker Hannifin Corporation Physik Instrumente

Vibration Isolation Systems and Subsystems	Kinetic Systems, Inc. Technical Manufacturing Corp.	Thorlabs, Inc.

Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Bookham, Inc. CVI Laser Corporation Corning Tropel Corporation Jenoptik Laser Optik Systeme GmbH LINOS Photonics	Melles Griot, Inc. OptoSigma Corporation Thorlabs, Inc. Zygo Corporation

Optical Filters	Barr Associates, Inc. Chroma Technology Corp. Ferroperm EMC Filters ApS	Optical Coating Laboratories, Inc. Omega Optical, Inc. Semrock, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon Ltd.	Optometrics LLC Spectrogon

In our precision motion systems product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

We believe that the primary competitive factors in our markets are:

•	product features and performance;

•	quality, reliability and service support;

•	pricing;

•	breadth of product portfolio;

•	customer relationships;

•	ability to manufacture and deliver products on a timely basis;

•	ability to customize products to customer specifications; and

•	ability to offer complete integrated solutions to OEM customers.

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

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our ability to protect our proprietary technology. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We maintain approximately 220 patents in the U.S. and foreign jurisdictions, and we have approximately 100 additional patent applications pending. These issued patents cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. We cannot guarantee that the steps we take to protect our rights will prevent any misappropriation of our products or technology. This is particularly the case in foreign jurisdictions, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation and the diversion of our technical and management personnel.

In addition, infringement, invalidity, right to use or ownership claims by third parties have been asserted against us in the past and may be asserted against us in the future. We expect that the number and significance of these matters will increase as our business expands. In particular, the laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing

We manufacture lasers and laser systems at our domestic facility located in Mountain View, California, and at our international facilities in Ottawa, Ontario and Stahnsdorf, Germany. We manufacture diode lasers in Tucson, Arizona. We manufacture instruments, components, subassemblies and systems at domestic facilities located in

Irvine, California; Stratford, Connecticut; Franklin, Massachusetts; North Billerica, Massachusetts; and Rochester, New York, and at international facilities in Beaune-la Rolande, France; Brigueuil, France; and Margate, United Kingdom. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontractors.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for our larger products, assembling the subassemblies and components into integrated systems. We primarily design and manufacture our products internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution channels. Most of these completed products are produced to our specifications and carry our name and logo.

We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single or limited sources, due to unique component designs or materials characteristics as well as certain quality and performance requirements needed to manufacture our products. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we were unable to do so our business, results of operations or financial condition could be adversely affected.

Backlog

Our consolidated backlog of orders totaled $130.2 million at December 30, 2006, and $115.2 million at December 31, 2005. As of December 30, 2006, $116.0 million of our consolidated backlog was scheduled to be shipped on or before December 29, 2007. Orders for many of the products we sell to semiconductor equipment customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain material costs. We have from time to time experienced significant pushouts and cancellations of orders from these customers, which negatively affected our operating results in those periods. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Investments

From time to time, we make investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired. We currently hold minority ownership interests in a number of small, privately-held companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly those related to our strategic markets, in order to create and expand markets for our products. While financial returns are not our primary goal, our strategic investment program seeks to invest in companies that can succeed and have a positive impact on their markets. At December 30, 2006, the total carrying value of all of our minority interest investments was $2.9 million.

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

Employees

As of February 28, 2007, we had approximately 1,950 employees worldwide. We believe that our relationships with our employees are good.

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

Environmental Regulation

Our operations are subject to various federal, state and local regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA). Comparable authorities exist in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

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

Our Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 20 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. We have established reserves relating to the estimated cost of these remediation efforts, however our ultimate costs of remediation are difficult to predict. In addition, while we are not aware of any unresolved property damage or personal injury claims relating to this site, such claims could be made against us in the future. While Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo) has agreed in connection with our purchase of Spectra-Physics to indemnify us, subject to certain conditions, for environmental liabilities relating to this site in excess of our reserves, this indemnity may not cover all liabilities relating to this site. In such event, our business, financial condition and results of operations could be adversely affected.

In addition, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states continue to define the scope of the implementation of RoHS and WEEE. Based on information we have received to date, certain of our products sold in these countries are or will likely be subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The guidance available to us to date suggests that in some instances we are not directly responsible for compliance with RoHS and WEEE because some of our products may be outside the scope of the directives. However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, and because such products are sold under our brand name, we will likely be directly or contractually subject to such regulations in the case of many of our products. Also, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

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

ITEM 1A. RISK FACTORS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

Our operating results are difficult to predict, and if we fail to meet our financial guidance or the expectations of investors and/or securities analysts, the market price of our common stock will likely decline significantly.

Our operating results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:

•

fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor industry), market seasonality (particularly in the scientific research market) levels of government funding available to our customers, and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	variations in the mix of products we sell in each of the markets in which we do business;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	the availability and cost of key components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	our ability to retain and attract key employees;

•	changes in our effective tax rates;

•	fluctuations in foreign currency exchange rates; and

•	our levels of expenses.

We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters.

In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, unexpected variations in timing of sales, particularly for our higher-priced, higher-margin products such as our laser products, can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping, and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall.

Due to these and other factors, we believe that quarter-to-quarter comparisons of results from operations, or any other similar period-to-period comparisons, are not reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

We are dependent in part on the semiconductor capital equipment market, which is volatile and unpredictable.

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, wafer inspection and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The continuing uncertainty in this market severely limits our ability to predict our business prospects or financial results in this market.

During industry downturns, our revenues from this market will decline suddenly and significantly. Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our operating results. Conversely, when upturns in this market occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity to meet sudden increases in customer demand. If we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

A limited number of customers account for a significant portion of our sales to the microelectronics market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment and computer peripherals customers) constituted 32.1%, 28.6% and 29.5% of our consolidated net sales for the year ended December 30, 2006, the year ended December 31, 2005, and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 58.7%, 53.0%, and 60.8% of our sales to this market for the year ended December 30, 2006, the year ended December 31, 2005, and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), respectively. One of our customers in this market comprised 30.5%, 24.6% and 31.4% of our sales to this market in 2006, 2005 and 2004, respectively. No single customer in this market comprised 10% or more of our consolidated net sales in 2006, 2005 or 2004. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our products, systems and subsystems in advance of significant sales of these products, systems and/or subsystems to such customers. A failure on the part of our customers’ products to gain market acceptance, or a failure of the semiconductor capital equipment market to grow would have a significant negative effect on our business and results of operations.

Difficulties in executing our acquisitions could adversely impact our business.

We have spent and will continue to spend significant resources identifying and acquiring businesses, and the efficient and effective integration of our acquired businesses into our organization is critical to our growth. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in integrating disparate operational and information systems;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our ability to retain key customers and employees of an acquired company.

Our failure to achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with past acquisitions or any future acquisitions we may make.

Many of the markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Many of the products in our markets can become outdated quickly and without warning. We depend to a significant extent upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved technology, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, and may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.

We offer products for a number of markets, including microelectronics, scientific research, aerospace and defense/security, life and health sciences, and industrial manufacturing. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last as long as one year. The orders comprising our backlog are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain material costs. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations.

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

Our business is subject to risks inherent in conducting business internationally. For the year ended December 30, 2006, the year ended December 31, 2005, and the year ended January 1, 2005 (which included Spectra-Physics’ results of operations for the period after July 16, 2004, the date of acquisition), our international revenues accounted for approximately 47.6%, 46.6% and 39.2%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and, subsequent to our acquisition of Spectra-Physics, in Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Our international operations expose us to various risks, which include:

•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•	U.S. and foreign regulatory authorities, including embargoes, export restrictions, tariffs, trade restrictions and trade barriers, license requirements, currency controls and other rules and regulations applicable to the importing and exporting of our products, which are complicated and potentially conflicting and may impose strict and severe penalties for noncompliance;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency fluctuations;

•	differing protection of intellectual property;

•	difficulties in staffing and managing each of our individual foreign operations; and

•	increased risk of exposure to terrorist activities.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

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

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, and we have experienced attrition in certain management, engineering and product marketing positions. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.

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

Our convertible debt imposes significant financial obligations upon us, and certain provisions of our convertible notes could discourage a change in control.

In February 2007, we issued $175 million of convertible subordinated notes. The notes are subordinated to all of our existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2007. These notes will be included in long-term debt in our consolidated balance sheet. Holders of the notes may convert their notes under certain specified circumstances which may occur prior to maturity, and upon conversion, a holder will receive cash in lieu of shares of our common stock for the value of the notes, as determined in the manner set forth in the indenture governing the notes. We may also be required to deliver additional cash or common stock or a combination of cash and common stock upon conversion.

Our ability to meet our semiannual interest payment obligations under the notes and our cash payment obligations upon maturity or conversion of the notes will depend upon our future performance and ability to generate substantial cash flow from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet our obligations or otherwise are obligated to repay the notes prior to maturity, our available cash would be depleted, perhaps seriously, and our ability to fund operations may be harmed.

In addition, certain provisions of our convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, which include a change in control, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. The magnitude of the amount of any repurchase could discourage a third party from acquiring us.

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

We are in the process of implementing a new global information technology system. Our worldwide operations are currently managed and monitored with a number of different and in some cases incompatible legacy software systems, many of which were implemented long before we acquired these operations. We anticipate that our new system will enable the more centralized, streamlined and efficient operation and monitoring of our business. The implementation is proceeding in stages across our various facilities. We commenced the implementation at the beginning of 2006 and currently expect to complete it in 2008. We have incurred and expect to continue to incur significant financial and resource costs in connection with the implementation of the new system, and our business has been and will continue to be subject to many difficulties as we replace the various legacy software systems that we currently use to manage and monitor our operations. These difficulties include disruption of our operations, possible loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with the implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.

Compliance with environmental regulations and potential environmental liabilities could adversely affect our financial results.

Our operations are subject to various federal, state and local regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA). Comparable authorities are involved in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

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

Our Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 20 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. We have established reserves relating to the estimated cost of these remediation efforts, however our ultimate costs of remediation are difficult to predict. In addition, while we are not aware of any unresolved property damage or personal injury claims relating to this site, such claims could be made against us in the future. While Thermo has agreed in connection with our purchase of Spectra-Physics to indemnify us, subject to certain conditions, for environmental liabilities relating to this site in excess of our reserves, this indemnity may not cover all liabilities relating to this site. In such event, our business, financial condition and results of operations could be adversely affected.

The environmental regulations to which we are subject, include a variety of federal, state, local and international environmental regulations restricting the use and disposal of materials used in the manufacture of our products, or requiring design changes or recycling of our products. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of manufacturing or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to equip our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states continue to define the scope of the implementation of RoHS and WEEE. Based on information we have received to date, certain of our products sold in these countries are or will likely be subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The guidance available to us to date suggests that in some instances we are not directly responsible for compliance with RoHS and WEEE because some of our products may be outside the scope of the directives. However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, and because such products are sold under our brand name, we will likely be directly or contractually subject to such regulations in the case of many of our products. Also, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

Natural disasters or power outages could disrupt or shut down our operations, which would negatively impact our operations.

We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We currently have comprehensive business continuation plans for most of our operations and facilities, and we are in the process of formulating such plans for our remaining operations and facilities. We are also in the process of formulating a companywide information technology disaster recovery plan. Despite these contingency plans, if any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Lasers	Mountain View, California Tucson, Arizona Ottawa, Ontario Stahnsdorf, Germany	159,000 square feet 81,000 square feet 19,000 square feet 12,000 square feet

Photonics and Precision Technologies	Irvine, California Stratford, Connecticut Franklin, Massachusetts North Billerica, Massachusetts Rochester, New York Beaune-la Rolande, France Brigueuil, France Margate, United Kingdom	273,000 square feet 32,000 square feet 56,000 square feet 48,000 square feet 55,000 square feet 86,000 square feet 44,000 square feet 16,500 square feet

We own portions of our Mountain View, California, Rochester, New York and Beaune-la Rolande, France facilities, and we own our Margate, United Kingdom facility. We lease all other facilities under leases with expiration dates ranging from 2007 to 2030. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, sales and/or service. We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire. We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 30, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol NEWP. As of February 28, 2007, we had approximately 1,000 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 30, 2006	$22.83	$15.84
September 30, 2006	18.59	13.94
July 1, 2006	19.83	15.44
April 1, 2006	20.18	13.50
December 31, 2005	14.63	12.17
October 1, 2005	15.19	12.64
July 2, 2005	16.35	12.35
April 2, 2005	15.15	12.15

Dividends

We declared no dividends on our common stock during 2006 or 2005. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Purchases of Equity Securities

We made no purchases of shares of our equity securities during the fourth quarter of the year ended December 30, 2006.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 30, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	4,312,873	$16.87	5,155,210
Equity Compensation Plans Not Approved by Security Holders(2)	317,615	$46.42	—

Total	4,630,488		5,155,210

(1)	The number of shares reflected in column (a) for equity compensation plans approved by security holders includes outstanding options to purchase 3,468,083 shares of our common stock, which were issued under our 1992 Stock Incentive Plan and our 2001 Stock Incentive Plan, and outstanding performance-based restricted stock units representing the right to receive upon vesting an aggregate of 844,790 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan. The weighted-average exercise price reflected in column (b) for equity compensation plans approved by security holders represents the weighted-average exercise price of the options to purchase 3,468,083 shares of our common stock. The performance-based restricted stock units representing the right to receive an aggregate of 844,790 shares of our common stock were awarded without payment of any purchase price.

(2)	The number of shares reflected in column (a) for equity compensation plans not approved by security holders consists of outstanding options to purchase shares of our common stock issued under our 1999 Stock Incentive Plan having a weighted-average exercise price of $46.42, and excludes outstanding options to purchase 173,080 shares of our common stock having a weighted-average exercise price of $2.51, which were granted to employees and non-employees upon the assumption and conversion of former options to purchase shares of common stock of Micro Robotics Systems, Inc. (MRSI) in connection with our acquisition of MRSI in February 2002. The options granted in connection with our acquisition of MRSI were granted outside of a plan pursuant to individual nonqualified stock option agreements, and, therefore, no additional securities are available for future grants.

Equity Compensation Plans Not Approved by Security Holders

In November 1999, our Board adopted our 1999 Stock Incentive Plan (1999 Plan), pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of December 30, 2006, options to purchase a total of 317,615 shares of our common stock were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vest in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date. The right to exercise an option will terminate earlier in the event of termination of the continuous service (as defined in the option agreement) of the employee.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended December 30, 2006, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index and (ii) our peer group. The graph assumes all investments were made at market value on December 31, 2001 and the reinvestment of all dividends.

The peer group reflected in the graph represents a combination of all companies comprising the Semiconductor Equipment & Materials Industry Group (834) Index and the Scientific & Technical Instruments Industry Group (837) Index, published by Hemscott, Inc., with these indices weighted one-third (1/3) and two-thirds (2/3), respectively. A listing of the companies comprising each index is available from us by written request to our Corporate Secretary.

COMPARES 5-YEAR CUMULATIVE RETURN AMONG

NEWPORT CORPORATION, NASDAQ MARKET INDEX AND PEER GROUP

The material in this performance graph is not “soliciting material” and is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Newport under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended December 30, 2006, December 31, 2005, January 1, 2005, December 31, 2003 and December 31, 2002. The consolidated balance sheet data as of December 30, 2006 and December 31, 2005, and the consolidated statement of operations data for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of January 1, 2005, December 31, 2003 and December 31, 2002 and the consolidated statement of operations data for the years ended December 31, 2003 and December 31, 2002 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of or for the Year Ended
	December 30,	December 31,	January 1,	December 31,	December 31,
(In thousands, except percentages)	2006	2005	2005	2003	2002
			(1) (2)		(3)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$454,724	$403,733	$267,335	$118,373	$128,814
Cost of sales (4)	256,756	234,480	178,335	78,225	90,345

Gross profit	197,968	169,253	89,000	40,148	38,469

Selling, general and administrative expense	114,357	101,834	71,354	35,328	42,242
Research and development expense	41,981	35,949	22,161	11,793	12,691
Restructuring, impairment and other charges (5)	—	—	14,877	687	911

Operating income (loss)	41,630	31,470	(19,392)	(7,660)	(17,375)

Interest and other income (expense), net (6)	(935)	(2,010)	(2,000)	7,985	3,789

Income (loss) from continuing operations before income taxes	40,695	29,460	(21,392)	325	(13,586)
Income tax provision (benefit) (7)	2,193	3,746	(979)	(812)	14,412

Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	38,502	25,714	(20,413)	1,137	(27,998)
Loss from discontinued operations, net of income tax benefits (8)	(1,075)	(16,973)	(61,023)	(14,297)	(58,120)
Extraordinary gain on settlement of litigation (9)	—	2,891	—	—	—
Cumulative effect of a change in accounting principle (10)	—	—	—	—	(14,500)

Net income (loss)	$37,427	$11,632	$(81,436)	$(13,160)	$(100,618)

Percentage of net sales:
Gross profit	43.5%	41.9%	33.3%	33.9%	29.9%
Selling, general and administrative expense	25.1	25.2	26.7	29.8	32.8
Research and development expense	9.2	8.9	8.3	10.0	9.9
Restructuring, impairment and other charges	—	—	5.6	0.6	0.7
Operating income (loss)	9.2	7.8	(7.3)	(6.5)	(13.5)
Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	8.5	6.4	(7.6)	1.0	(21.7)
Net income (loss)	8.2	2.9	(30.5)	(11.1)	(78.1)

	As of or for the Year Ended
(In thousands, except per share and worldwide employment figures)	December 30, 2006	December 31, 2005	January 1, 2005	December 31, 2003	December 31, 2002
PER SHARE INFORMATION:

Basic net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	$0.95	$0.62	$(0.50)	$0.03	$(0.74)
Loss from discontinued operations, net of income taxes	(0.03)	(0.41)	(1.49)	(0.37)	(1.53)
Extraordinary gain on settlement of litigation	—	0.07	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(0.38)

Net income (loss)	$0.92	$0.28	$(1.99)	$(0.34)	$(2.65)

Diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain and cumulative effect of a change in accounting principle	$0.91	$0.60	$(0.50)	$0.03	$(0.74)
Loss from discontinued operations, net of income taxes	(0.02)	(0.40)	(1.49)	(0.36)	(1.53)
Extraordinary gain on settlement of litigation	—	0.07	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(0.38)

Net income (loss)	$0.89	$0.27	$(1.99)	$(0.33)	$(2.65)

Shares used in computation of income (loss) per share:
Basic	40,698	41,281	40,838	38,685	37,970
Diluted	42,167	42,716	40,838	39,939	37,970
Total stockholders’ equity per diluted share	$10.32	$8.82	$10.17	$10.98	$11.76

BALANCE SHEET INFORMATION:
Cash and marketable securities	$85,413	$71,022	$108,182	$267,302	$284,313
Working capital	200,808	150,318	181,999	374,315	383,697
Total assets	593,015	529,406	578,468	468,219	486,338
Short-term obligations	9,481	12,559	17,186	—	—
Long-term obligations (includes obligations under capital leases)	52,125	51,372	48,453	1,884	3,444
Stockholders’ equity	434,953	376,583	415,509	438,409	446,517

MISCELLANEOUS STATISTICS:
Common shares outstanding	41,458	40,036	43,023	39,033	38,560
Average worldwide employment	1,940	1,978	1,352	834	1,035
Sales per employee	$234	$204	$198	$142	$124

(1)	Effective in 2004, we changed to a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006, fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005, fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal years 2003 and 2002 ended on December 31 of each respective year.
(2)	In July 2004, we acquired Spectra-Physics. The transaction was accounted for using the purchase method. See further discussion regarding this transaction in Note 2 of the Notes to Consolidated Financial Statements.

(3)	In February 2002, we acquired all of the issued and outstanding capital stock of Micro Robotics Systems, Inc. The transaction was accounted for using the purchase method.
(4)	For 2004, cost of sales included $3.3 million in asset impairment charges. For 2002, cost of sales included inventory reserves of $11.1 million related to restructuring activities.
(5)	For 2004, see further discussion regarding these charges in Note 6 of the Notes to Consolidated Financial Statements.
(6)	For 2004, such amounts included a $1.4 million write-down of a minority interest investment made in prior years in a manufacturer of precision mechanical components due to other-than-temporary impairment in value. In addition, 2004 included a realized loss of $1.7 million on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for the Spectra-Physics acquisition. For 2002, such amounts included a $6.5 million write-down of minority investments made in prior years in two fiber optic component manufacturers to their estimated fair value, due to liquidation of these businesses.
(7)	We established a valuation allowance in 2002 against our deferred tax assets, due to uncertainty as to the timing and ultimate realization of those assets. See further discussion of income taxes in Note 12 of the Notes to Consolidated Financial Statements. In 2006 and 2004, we reduced our tax contingency reserve by $2.2 million and $3.0 million, respectively. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.
(8)	In 2005, our Board of Directors approved a plan to sell our robotic systems operations and, in 2002, approved a plan to sell our operations in Plymouth, Minnesota and our Industrial Metrology Systems Division (IMSD). These divestitures have been accounted for as discontinued operations for all periods presented. See further discussion in Note 3 of the Notes to Consolidated Financial Statements.
(9)	In March 2005, we settled a dispute arising out of our acquisition of Micro Robotics Systems, Inc. As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005.
(10)	The cumulative effect of a change in accounting principle reflects our adoption of Statement of Financial Accounting Standards No. 142 as of January 1, 2002, which resulted in an impairment charge of $14.5 million. See further discussion in Note 1 of Notes to Consolidated Financial Statements.

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

Overview

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions

In November 2006, we acquired from Picarro, Inc. and Picarro Canada, Inc. (collectively, Picarro) certain assets and liabilities of Picarro’s Laser Products business, which designs and manufactures solid-state lasers primarily for the life and health sciences market. This acquired business has become a part of our Lasers Division. The transaction was accounted for using the purchase method. Our results of operations for 2006 included the results of operations of this acquired business from November 3, 2006, the closing date of the acquisition. See further discussion regarding this transaction in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In July 2004, we acquired all of the issued and outstanding capital stock of Spectra-Physics. The transaction was accounted for using the purchase method. Our results of operations for 2004 included the results of operations of Spectra-Physics from July 16, 2004, the closing date of the acquisition. See further discussion regarding this transaction in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Divestitures

Following our acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005 for $0.5 million in cash and a note receivable of $6.6 million. These operations have been reflected as discontinued operations for all periods presented. In 2006, we adjusted the loss on the sale of these operations and recorded losses of approximately $1.1 million, net of income taxes.

The net sales and loss before income taxes from discontinued operations were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$—	$8,835	$18,446
Loss before income taxes	(1,106)	(17,823)	(61,372)

The realized losses recognized on the disposal of these operations were $1.0 million and $8.5 million for 2006 and 2005, respectively.

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

In 2006 and 2005, we received and cancelled 80,686 and 9,293 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of shares of restricted stock issued to them under our stock incentive plans. The value of these shares totaled $1.4 million and $0.1 million, respectively, at the time they were received.

Fiscal Year End

We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006, fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005 and fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment, pension liabilities, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At December 30, 2006 and December 31, 2005, notes receivable, net totaled $4.9 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of three banks in Japan with which we do business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At December 30, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $2.4 million and $2.8 million, respectively.

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

Inventories

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales. Should actual demand requirements differ from our estimates, we may be required to reduce the carrying value of inventory to net realizable value, resulting in a charge to cost of sales which could adversely affect our operating results.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division typically carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

Impairment of Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year. We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, we aggregate components if they have similar economic characteristics. For any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, and reallocate goodwill if the reporting units change. We test each of our reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using both a comparative company analysis and a discounted cash flow analysis.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of our common stock on the date of grant. Certain of our awards vest based upon the achievement of certain annual financial performance goals established by the Compensation Committee of our Board of Directors. We estimate the achievement of such goals in each reporting period. The fair value of an award, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Determining the appropriate fair value of stock options at the grant date requires significant judgment, including estimating the volatility of our common stock and expected term of the awards. We compute expected volatility based on a combination of historical volatility and market-based implied volatility, as we believe that this combination provides a more accurate estimate of future volatility. In making such computation, we have excluded historical periods prior to 2004 from our estimate of expected volatility as we believe such periods do not reflect the expected future volatility of our common stock. The expected term represents the period of time that stock options are expected to be outstanding and is determined based on our historical experience. Due to the inherent uncertainty in valuing stock options as of the grant date, given that such awards will be exercised at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated by us at the grant date. We also make certain judgments regarding expected forfeitures of all stock-based awards, and actual forfeitures may vary significantly from such estimates.

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

We are subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits often challenge the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and foreign tax laws. In evaluating the potential tax exposures associated with various tax filing positions we have taken, we establish a tax reserve for probable exposures as we deem necessary. We believe that we have appropriately accrued for probable tax exposures as of December 30, 2006. To the extent we subsequently prevail in matters for which tax reserves have been established or are required to pay amounts that differ from our reserves, our effective tax rate in a given financial statement period could be materially affected.

Accrued Restructuring Costs

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, our Board of Directors approved a preliminary restructuring plan to consolidate certain locations, which included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million in costs related to facility consolidations. In 2005, we finalized this plan, which included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs, resulting in a net increase of approximately $0.1 million from the preliminary plan. This increase resulted in an adjustment to goodwill of approximately $0.1 million in 2005.

The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$2,171	$3,186	$5,357
Cash payments	(484)	—	(484)

Accrued restructuring at January 1, 2005	1,687	3,186	4,873
Cash payments	(2,256)	(349)	(2,605)
Adjustments to restructuring plan	1,160	(1,036)	124

Accrued restructuring at December 31, 2005	591	1,801	2,392
Cash payments	(482)	(350)	(832)
Reclassifications	(109)	109	—

Accrued restructuring at December 30, 2006	$—	$1,560	$1,560

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At December 30, 2006 and December 31, 2005, $0.3 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.2 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, our Board of Directors approved a restructuring and cost reduction plan designed to bring our operating costs in line with our business outlook at that time. In 2005, we increased our estimate of the required liability for facility consolidations by $0.1 million to reflect revised estimates of reduced future sublease income. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In 2004, we increased our estimate of the required reserve for facility consolidations by $0.6 million to reflect settlements of our remaining lease obligations for certain leases as well as revised estimates of future sublease income. This amount is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations.

The following table summarizes the activity in accrued restructuring costs related to our 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2003	$1,687
Restructuring and asset impairment charges	589
Cash payments	(1,443)

Accrued restructuring at January 1, 2005	833
Restructuring and asset impairment charges	135
Cash payments	(397)

Accrued restructuring at December 31, 2005	571
Cash payments	(187)

Accrued restructuring at December 30, 2006	$384

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2008. At December 30, 2006 and December 31, 2005, $0.4 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs in the accompanying consolidated balance sheets. At December 31, 2005, $0.4 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

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

Effective January 1, 2006, we adopted SFAS No. 123R, which requires that we recognize compensation expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore have not retrospectively recognized expense in our financial results for prior periods. Under this transition method, stock-based compensation expense for 2006 included compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize compensation expense for all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended effective January 1, 2006, is considered a non-compensatory plan, and we are not required to recognize compensation expense for the purchases made under the Purchase Plan.

As a result of adopting SFAS No. 123R on January 1, 2006, our income from continuing operations, income before income taxes and net income for the year ended December 30, 2006 were $6.6 million lower than if we had continued to account for stock-based compensation under APB Opinion No. 25. For the year ended December 30, 2006, basic and diluted net income per share were $0.16 and $0.15 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Cost of sales	$516	$—	$—
Selling, general and administrative expense	5,935	463	484
Research and development expense	464	—	—

	$6,915	$463	$484

Stock-based compensation expense for the years ended December 31, 2005 and January 1, 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

As required by SFAS No. 123R, we have estimated the expected future forfeitures of stock options, restricted stock and restricted stock units and have recognized compensation expense in 2006 for only those equity awards expected to vest, excluding the expected future forfeitures.

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, we refined the assumptions we input into the Black-Scholes-Merton model. Specifically, we changed our volatility assumption to be based on a combination of historical volatility and market-based implied volatility and changed our expected term assumption based on historical information that considered the contractual terms of our stock options, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. We believe that our current assumptions are more representative of the expected future volatility of our common stock and the expected term of the stock options, and therefore generate a more accurate estimate of the fair value of the stock options.

In March 2006, our Board of Directors adopted our 2006 Performance-Based Stock Incentive Plan (2006 Plan) subject to the approval of our stockholders, which was received in May 2006. The 2006 Plan authorizes us to grant up to 6,000,000 shares of our common stock, which includes the number of shares that had been available for future grant under our 2001 Stock Incentive Plan (2001 Plan) at the time the 2006 Plan was approved. This number of shares is subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in our capital structure. Upon the approval of the 2006 Plan by our stockholders, the 2001 Plan was terminated for the purposes of future grants. The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. We expect to utilize stock appreciation rights, restricted stock and restricted stock units to a greater extent than stock options in granting stock-based awards in the future. The vesting of substantially all awards granted to officers and employees under the 2006 Plan will occur over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of our Board of Directors at the time of grant.

At December 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under our stock-based benefit plans that had not yet been recognized was approximately $11.7 million (net of estimated forfeitures of $1.3 million), including approximately $8.9 million in compensation expense related to stock-based awards subject to performance conditions. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in actual or estimated forfeitures. This cost will also be adjusted in the event that we determine that the performance conditions applicable to any stock-based awards have not or will not be achieved in whole or in part.

Results of Operations for the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales For the Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.5	58.1	66.7

Gross profit	43.5	41.9	33.3
Selling, general and administrative expense	25.1	25.2	26.7
Research and development expense	9.2	8.9	8.3
Restructuring, impairment and other charges	—	—	5.6

Operating income (loss)	9.2	7.8	(7.3)
Interest and other expense, net	(0.3)	(0.5)	(0.7)

Income (loss) from continuing operations before income taxes	8.9	7.3	(8.0)
Income tax provision (benefit)	0.4	0.9	(0.4)

Income (loss) from continuing operations before extraordinary gain	8.5	6.4	(7.6)
Loss from discontinued operations, net of income tax benefits	(0.3)	(4.2)	(22.9)
Extraordinary gain on settlement of litigation	—	0.7	—

Net income (loss)	8.2%	2.9%	(30.5)%

Net Sales

For 2006, 2005 and 2004, our net sales totaled $454.7 million, $403.7 million and $267.3 million, respectively. Net sales increased $51.0 million, or approximately 13%, in 2006 compared with 2005. Net sales by our PPT Division increased $34.2 million, or approximately 15%, and net sales by our Lasers Division increased $15.0 million, or approximately 9%, during this period. The remainder of the increase in net sales in 2006 was due to $1.8 million of revenue that we received from the licensing of certain intellectual property. The net sales increase of $136.4 million, or approximately 51%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics’ businesses in 2005. Spectra-Physics contributed $229.6 million in net sales in 2005, an increase of $122.9 million compared with 2004, which only included Spectra-Physics’ sales from July 16, 2004, the closing date of the acquisition. In addition, net sales by our existing businesses increased by a total of $13.5 million, or approximately 8%, in 2005 compared with 2004.

Net sales to the scientific research, aerospace and defense/security markets were $156.5 million, $155.6 million and $103.5 million for 2006, 2005 and 2004, respectively. The net sales increase of $0.9 million, or approximately 1%, compared with 2005 was due primarily to increased sales by our PPT Division offset significantly by lower sales of certain of our laser products in the first half of 2006. The net sales increase of $52.1 million, or approximately 50%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $97.3 million in sales to these markets in 2005, an increase of $53.2 million compared with 2004, which only included Spectra-Physics’ sales from July 16, 2004, the closing date of the acquisition. Net sales by our existing businesses decreased slightly in these markets in 2005 compared with 2004. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market were $146.0 million, $115.5 million and $78.8 million for 2006, 2005 and 2004, respectively. The increase of $30.5 million, or approximately 26%, in 2006 compared with 2005 was due primarily to strong overall market conditions in 2006, particularly in the front-end semiconductor equipment market, which led to higher demand for the products sold by both our Lasers and PPT Divisions to this market. This increase was also attributable to $1.8 million in revenue that we received in 2006 in connection with the licensing of certain intellectual property relating to products for this market. The increase of $36.7 million, or approximately 47%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $47.8 million in sales to this market in 2005, an increase of $25.9 million compared with 2004, which only included Spectra-Physics’ sales from July 16, 2004, the closing date of the acquisition. In addition, our existing businesses saw increases in sales to this market totaling $10.8 million, or approximately 19%, in 2005 compared with 2004, due primarily to a high level of sales to a computer peripherals manufacturer of automated systems used in its manufacturing process and stronger overall sales to microelectronics customers outside of the semiconductor equipment market, offset in part by lower sales to customers in the semiconductor equipment market due to the cyclical downturn that occurred in this market during 2005.

Net sales to the life and health sciences market were $75.1 million, $61.5 million and $40.1 million for 2006, 2005 and 2004, respectively. The increase of $13.6 million, or approximately 22%, in 2006 compared with 2005 was due primarily to increased demand for products sold by both our Lasers and PPT Divisions to customers in this market due to the growing adoption by this market of photonics technology, as well as significant acceptance by customers of our laser and optical component products for analytic, therapeutic and cosmetic applications. The increase of $21.4 million, or approximately 53%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $45.9 million in sales to this market in 2005, an increase of $21.6 million compared with 2004, which only included Spectra-Physics’ sales from July 16, 2004, the closing date of the acquisition. Net sales to this market from our existing businesses remained relatively constant in 2005 compared with 2004.

Net sales to our other end markets were $77.0 million, $71.1 million and $44.9 million for 2006, 2005 and 2004, respectively. The increase of $5.9 million, or approximately 8%, in 2006 compared with 2005 was primarily due to strong market conditions in certain of these markets. The increase of $26.2 million, or approximately 58%, in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $38.6 million in sales to these markets in 2005, an increase of $22.2 million compared with 2004, which only included Spectra-Physics’ sales from July 16, 2004, the closing date of the acquisition. In addition, our existing businesses saw increases in sales to these markets in 2005 totaling $4.0 million, or approximately 14%, due primarily to strong market conditions in certain of these markets.

Domestic and international sales by end market were as follows:

Domestic Sales:	Year Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
(In thousands, except percentages)	December 30, 2006	December 31, 2005
Scientific research, aerospace and defense/security	$67,002	$73,287	$(6,285)	(8.6)%
Microelectronics	102,202	81,172	21,030	25.9
Life and health sciences	43,201	36,148	7,053	19.5
Other end markets	26,028	24,993	1,035	4.1

Total domestic sales	$238,433	$215,600	$22,833	10.6%

International Sales:	Year Ended
(In thousands, except percentages)	December 30, 2006	December 31, 2005	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$89,499	$82,274	$7,225	8.8%
Microelectronics	43,826	34,325	9,501	27.7
Life and health sciences	31,925	25,378	6,547	25.8
Other end markets	51,041	46,156	4,885	10.6

Total international sales	$216,291	$188,133	$28,158	15.0%

Domestic Sales:	Year Ended
(In thousands, except percentages)	December 31, 2005	January 1, 2005	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$73,287	$52,875	$20,412	38.6%
Microelectronics	81,172	65,732	15,440	23.5
Life and health sciences	36,148	27,584	8,564	31.0
Other end markets	24,993	16,310	8,683	53.2

Total domestic sales	$215,600	$162,501	$53,099	32.7%

International Sales:	Year Ended
(In thousands, except percentages)	December 31, 2005	January 1, 2005	Increase	Percentage Increase
Scientific research, aerospace and defense/security	$82,274	$50,668	$31,606	62.4%
Microelectronics	34,325	13,084	21,241	162.3
Life and health sciences	25,378	12,492	12,886	103.2
Other end markets	46,156	28,590	17,566	61.4

Total international sales	$188,133	$104,834	$83,299	79.5%

Geographically, net sales to international customers were as follows:

	Year Ended
(In thousands, except percentages)	December 30, 2006	December 31, 2005	Increase	Percentage Increase
Europe	$99,968	$86,054	$13,914	16.2%
Pacific Rim	91,277	81,635	9,642	11.8
Other	25,046	20,444	4,602	22.5

Total international sales	$216,291	$188,133	$28,158	15.0%

	Year Ended
(In thousands, except percentages)	December 31, 2005	January 1, 2005	Increase	Percentage Increase
Europe	$86,054	$56,136	$29,918	53.3%
Pacific Rim	81,635	37,543	44,092	117.4
Other	20,444	11,155	9,289	83.3

Total international sales	$188,133	$104,834	$83,299	79.5%

The increase in sales to international customers in 2006 compared with 2005 resulted from stronger sales to customers in all of our end markets, particularly in the microelectronics and life and health sciences markets. In addition, international sales to the scientific research, aerospace and defense/security markets increased overall in 2006 compared with 2005 despite higher sales in 2005 to customers in Japan due to supplemental government funding, which funding did not recur in 2006. The increase in sales to international customers in 2005 compared with 2004 was due primarily to the inclusion of a full year of sales by our Spectra-Physics businesses in 2005. Spectra-Physics contributed $119.9 million in international sales in 2005, an increase of $64.0 million compared with 2004, which only included Spectra-Physics’ sales from July 16, 2004, the closing date of the acquisition. In addition, our existing businesses saw increases in sales to international customers in 2005 totaling $19.3 million, or 39.5%, compared with 2004, due primarily to higher sales of automated systems to a computer peripherals manufacturer located in the Pacific Rim.

The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for 2006 compared with 2005 and 2004.

We expect net sales to be lower in the first quarter of 2007 compared with the fourth quarter of 2006 due to the historical seasonality of the scientific research market and cyclically slower demand in the semiconductor equipment market. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect that our sales to the scientific research, aerospace and defense/security markets will be down slightly in the first quarter of 2007 compared with the fourth quarter of 2006 due to the traditional seasonal pattern in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels and the timing of sales of our products for major research programs, but will increase over time as we increase our penetration of these markets.

We expect our sales to the microelectronics market to be slightly lower in the first quarter of 2007 compared with the fourth quarter of 2006 due to lower expected sales to front-end semiconductor equipment customers due to the cyclical slowdown in this market, offset in part by stronger demand for our products by customers in other parts of this market, including solar cell and flat panel display manufacturing. We anticipate that the slowdown in the semiconductor equipment market will continue through at least the first half of 2007; however, the duration and extent of this market condition is difficult to predict and represents an uncertainty with respect to our future operating results.

We expect our sales to the life and health sciences market for the first quarter of 2007 to be similar to or slightly higher than the fourth quarter of 2006. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the near term due to our concentration of significant OEM customers in this market and the timing of their orders, but to increase over time as we increase our penetration of this market. We expect higher sales to this market in the future, due in part to sales of the laser products which we acquired from Picarro in November 2006.

Gross Margin

Gross margin was 43.5% for 2006, 41.9% for 2005 and 33.3% for 2004. Gross margin for 2006 was positively impacted compared with 2005 by the operating leverage provided by the higher sales volume, due primarily to higher absorption of fixed overhead, by the addition of approximately $1.8 million of revenue and gross profit received in 2006 from the licensing of certain intellectual property, and by cost savings resulting from our global sourcing activities.

Gross margin for 2005 was positively impacted compared with 2004 by higher absorption of fixed overhead resulting from the increased sales levels, by the inclusion of a full year of Spectra-Physics’ sales, which carried higher overall gross margin, in 2005, and by cost savings resulting from the divestiture of our low-margin manufacturing operations in Oroville, California, which we completed early in the third quarter of 2005, and from our global sourcing activities. Gross margin for 2004 was negatively impacted by certain charges to cost of sales of approximately $3.3 million, which did not recur in 2005. Such charges are discussed in more detail in Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In the first quarter of 2007, we expect gross margin to improve slightly compared with the fourth quarter of 2006, based on our expected sales level and mix of product sales.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $114.4 million, or 25.1% of net sales for 2006, $101.8 million, or 25.2% of net sales for 2005, and $71.4 million, or 26.7% of net sales, for 2004. The increase in absolute dollars in 2006 compared with 2005 was due in part to the impact in 2006 of approximately $5.9 million of incremental non-cash expense related to our equity incentive programs, which we began expensing in fiscal 2006 in accordance with SFAS No. 123R. The increase was also attributable to higher salary costs due to annual merit salary increases and the addition of new employees, higher variable selling expenses and incentive compensation due to higher sales and profitability levels, and payments of severance. These increases were offset in part by the realization of a gain of approximately $1.4 million resulting from the sale of certain non-core patents, which reduced SG&A expense in 2006.

The increase in absolute dollars in 2005 compared with 2004 was due primarily to the inclusion of a full year of SG&A expense for Spectra-Physics in 2005. The remainder of the increase was attributable primarily to an increase in variable selling expenses and incentive compensation associated with higher sales and profitability levels, a full year of amortization of acquired intangible assets in 2005 related to the Spectra-Physics acquisition, and increased accounting, auditing and tax services fees due to our increased size and to our efforts to be compliance with Section 404 of the Sarbanes-Oxley Act relating to Spectra-Physics.

We expect that SG&A expense will be slightly higher in the first quarter of 2007 compared with the fourth quarter of 2006, due primarily to increased stock compensation expense. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these changes in SG&A expense will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $42.0 million, or 9.2% of net sales, $35.9 million, or 8.9% of net sales, and $22.2 million, or 8.3% of net sales, for 2006, 2005 and 2004, respectively. R&D expense increased in 2006 compared with 2005, as we continued to increase our investment in new product development programs, particularly in advanced laser development.

The increase in R&D expenses in 2005 compared with 2004 was attributable primarily to the inclusion of a full year of Spectra-Physics R&D expense in 2005, as well as to our increased investment in new product development programs in both of our business segments.

We expect that R&D expense in the first quarter of 2007 will be similar to or slightly higher than the fourth quarter of 2006. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these changes in R&D expense will likely not be in proportion to the changes in net sales.

Restructuring, Impairment and Other Charges

We recorded no restructuring, impairment and other charges in 2006 or 2005. Restructuring, impairment and other charges totaled $14.9 million for 2004 that consisted of asset impairment, including goodwill, of $14.5 million, and severance of $0.4 million.

In the fourth quarter of 2004, we completed our annual review of goodwill and other intangible assets and determined that goodwill and other intangible assets at our former APAS Division were impaired. In addition, in 2004, we reviewed fixed assets at facilities impacted by the integration of Spectra-Physics and identified duplicate and unnecessary assets. As a result of these actions, we recorded charges of approximately $56.6 million for impairment of goodwill, $2.7 million for impairment of other acquired intangible assets, $2.3 million for impairment of fixed assets, and $1.5 million for impairment of an investment. Of these impairment amounts, approximately $3.3 million was included in cost of sales, approximately $14.5 million was included in restructuring, impairment and other charges, and approximately $45.3 million was included in loss from discontinued operations, net of income tax benefits for 2004.

These restructuring, impairment and other charges are discussed in more detail in Note 6, Restructuring, Impairment and Other Charges, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Interest and Other Expense, Net

Interest and other expense, net, totaled $0.9 million for 2006 and $2.0 million for each of 2005 and 2004. The reduction in net expense in 2006 compared with 2005 was due primarily to higher interest income and to a loss due to the write-down of an investment in 2005 of approximately $0.5 million, which did not recur in 2006. In the second quarter of 2006, in connection with the closure of our sales office in Canada and the resulting liquidation of our investment in the associated entity, we recognized a gain of $0.9 million related to previously accumulated translation adjustments. However, this gain was offset in large part by other net foreign exchange losses which we incurred in 2006.

Although interest and other expense, net in 2005 was flat compared with 2004, there were a number of offsetting items between the two periods. Our interest expense was approximately $1.9 million higher in 2005 compared with 2004, due primarily to the inclusion of a full year of interest expense on both the debt that we issued in connection with the acquisition of Spectra-Physics in July 2004, as well as the lines of credit we assumed in connection with the acquisition. By contrast, 2004 only included such interest expense for the period after July 16, 2004, the closing date of the acquisition. Also, our interest income was approximately $1.0 million less in 2005 compared with 2004, due primarily to significantly lower average cash and marketable securities balances resulting from the cash paid in connection with the Spectra-Physics acquisition. These factors were offset by a number of charges in 2004 that did not recur in 2005, including a charge of $1.7 million for losses on sale of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for the Spectra-Physics acquisition, and a charge of $1.4 million for the loss on a minority interest investment that incurred an other-than-temporary reduction in value.

We expect to record interest and other income, net, in future periods, due primarily to interest earned on higher levels of cash and marketable securities, offset in part by interest expense incurred on higher levels of debt resulting from a private offering of convertible subordinated notes which we completed in February 2007. See additional information regarding this offering under “Liquidity and Capital Resources” below and in Note 19 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Income Taxes

Our effective tax rates from continuing operations were a tax expense of 5.4% and 12.7% for 2006 and 2005, respectively, and a tax benefit of 4.6% for 2004. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be offset substantially by a reduction in the valuation reserve due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for 2006, tax expense consisted primarily of certain required state income taxes and taxes in certain foreign jurisdictions. However, in the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and accordingly, reduced our tax contingency reserve by approximately $1.2 million. In addition, in the third quarter of 2006, we reduced our tax contingency reserve by approximately $1.0 million due to the expiration of the statutory audit period related to certain income tax contingencies. These reductions in our tax contingency reserve reduced our tax expense in 2006.

During 2004, the Internal Revenue Service and the California Franchise Tax Board completed certain of their examinations. Based primarily on the favorable conclusions of these examinations, we recorded a reduction in our tax contingency reserve of approximately $3.0 million.

Liquidity and Capital Resources

Net cash provided by our operating activities of $28.4 million for 2006 was attributable primarily to the cash provided by our results of operations, offset in part by net working capital increases including higher inventories to support the higher sales level, an increase in accounts receivable due to the higher sales volume in the fourth quarter of 2006 compared with the same period in 2005, and higher prepaid expenses and other current assets due to the timing of payments, offset in part by higher liabilities supporting these increases.

Net cash used in investing activities of $31.7 million for 2006 consisted of net purchases of property and equipment of $10.3 million, including approximately $8.6 million in amounts capitalized in connection with the implementation of our new global information systems platform, net purchases of marketable securities of $7.3 million and $7.1 million paid for the acquisition of certain assets of the Laser Products business of Picarro, offset in part by net proceeds of $1.6 million from the sale of certain non-core patents and property and equipment.

Net cash provided by financing activities of $7.9 million for 2006 consisted of proceeds of approximately $11.9 million received as consideration for the issuance of common stock in connection with the exercise of stock options and participation in our employee stock purchase plan, offset in part by repayments of short-term borrowings and obligations under capital leases of $2.6 million and by payments of approximately $1.4 million relating to the receipt and cancellation of outstanding shares of our common stock primarily in payment of taxes owed in connection with stock option exercises and the vesting of restricted stock issued under our stock incentive plans. A total of 80,686 shares having an average value of $17.19 per share were received and cancelled.

At December 30, 2006, we had cash and cash equivalents of $35.9 million and marketable securities of $49.5 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At December 30, 2006, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2007. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.34% at December 30, 2006) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At December 30, 2006, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.

Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.3 million at December 30, 2006) and expire as follows: $5.1 million on March 31, 2007, $6.7 million on November 30, 2007 and $2.5 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At December 30, 2006, we had $9.6 million outstanding and $4.7 million available for borrowing under these lines of credit. Approximately $7.1 million of the amount outstanding under these revolving lines of credit at December 30, 2006 is due prior to December 29, 2007 and is included in short-term obligations, and approximately $2.5 million is included in long-term debt, in the accompanying consolidated balance sheets. Our four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.7 million at December 30, 2006), have no expiration dates and bear interest at the bank’s prevailing rate. At December 30, 2006, we had $2.4 million outstanding and $4.3 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of December 30, 2006 was 1.6%.

In 2003, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of our then-outstanding stock. We purchased a total of 3.7 million shares under this program. In 2006, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.2 million shares of common stock. This new program replaced the previous repurchase program. As of December 30, 2006, we had not purchased any shares under this program and 4.2 million shares remained available for purchase. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.

In 2006 and 2005, we received and cancelled 80,686 and 9,293 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of shares of restricted stock issued to them under our stock incentive plans. The value of these shares totaled $1.4 million and $0.1 million, respectively, at the time they were received.

In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. In 2006, we used approximately $8.6 million of cash for capital expenditures related to this implementation. During 2007 and 2008, we expect to use a total of approximately $6.0 million to $9.0 million of cash for additional expenses and capital expenditures related to this implementation.

In February 2007, we issued $175 million of convertible subordinated notes due 2012, which notes bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, commencing on August 15, 2007. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of approximately $169.5 million after deducting offering fees and expenses. We used approximately $40.0 million of the net proceeds from the offering to repurchase 2,120,000 million shares of our common stock at a purchase price of $18.86 per share. Such repurchase was not made under our existing share repurchase program. We used approximately $48.2 million of the net proceeds from the offering to prepay all of our long-term debt owed to Thermo pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004. We intend to use the remaining proceeds from the offering of approximately $81.3 million for working capital and other general corporate purposes, which may include potential acquisitions.

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

Contractual Obligations

We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses.

As of December 30, 2006, we had no material purchase obligations. Our long-term debt, and capital and operating lease obligations at December 30, 2006 were as follows:

(In thousands)	Capital Leases	Operating Leases	Long-Term Debt	Total Obligations
Payments Due By Period:
2007	$181	$9,685	$—	$9,866
2008	180	6,542	2,525	9,247
2009	179	4,728	50,000	54,907
2010	178	4,387	—	4,565
2011	178	4,029	—	4,207
Thereafter	1,116	4,812	—	5,928

Total minimum lease payments	2,012	$34,183	$52,525	$88,720

Less amount representing interest	(575)

Present value of net minimum capital lease payments	$1,437

In February 2007, we issued $175 million of convertible subordinated notes due 2012, and prepaid the $50 million in principal amount of long-term debt owed to Thermo, which was due in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

New Accounting Standards

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under EITF No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying APB Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. We adopted EITF No. 04-13 in the second quarter of 2006, and the provisions of EITF No. 04-13 did not have a material impact on our financial position or results of operations in 2006.

In June 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF No. 06-03). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in net sales are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on a company’s activities over a period of time, such as gross receipts taxes, are not within the scope of EITF No. 06-03. EITF No. 06-03 is effective for reporting periods beginning after December 15, 2006, and we have adopted EITF No. 06-03 effective for our first fiscal quarter of 2007. We currently present all taxes collected from customers and remitted to government authorities on a net basis (i.e., do not include such taxes in net sales), and we expect to continue to do so.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 is effective for reporting periods beginning after December 15, 2006, and we have adopted FIN 48 effective for our first fiscal quarter of 2007. We are currently evaluating the expected impact of the provisions of FIN 48, but we do not believe that our adoption of FIN 48 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the expected impact of the provisions of SFAS No. 157, but we do not believe that our adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. We adopted the recognition and disclosure provisions of SFAS No. 158 for our fiscal year ended December 30, 2006. See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of the impact of such adoption and additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure at fair value certain financial instruments and other items which are not currently required to be measured at fair value. SFAS No. 159 will be effective for financial statements issued for reporting periods beginning after November 15,

2007. We are currently evaluating the expected impact of the provisions of SFAS No. 159, but we do not believe that our adoption of SFAS No. 159 will have a material impact on our financial position and results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income (loss) in our statement of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years. There were no forward exchange contracts outstanding at December 30, 2006 or December 31, 2005.

Our operating income from international operations totaled $11.2 million, $7.9 million and $5.1 million for 2006, 2005 and 2004, respectively. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe they are justified by the exposure or the cost.

Changes in currency exchange rates that would have the largest impact on translating our future international operating income (loss) include the euro, Japanese yen, British pound and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the year ended December 30, 2006. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $49.5 million at December 30, 2006, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net income for 2006.

The sensitivity analyses described in the interest rate and foreign exchange discussions above disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 18, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-46.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 30, 2006. In conducting its evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 30, 2006.

Attestation Report

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newport Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Newport Corporation maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newport Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Newport Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Newport Corporation maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Newport Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newport Corporation as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006 of Newport Corporation and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 12, 2007

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 30, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 11, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 30, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 11, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 30, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 11, 2007, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 30, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 11, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 30, 2006 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 11, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date.

3.2	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Exhibit
10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.8*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.11*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit Number	Description of Exhibit
10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.19*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.21	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.22	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.24	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

10.26	Amendment No. 4 to Loan Documents dated January 6, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

10.27	Amendment No. 5 to Loan Documents dated December 1, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2006).

10.28	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2007.

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

SIGNATURE	TITLE	DATE

/s/ Robert G. Deuster Robert G. Deuster	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 13, 2007

/s/ Charles F. Cargile Charles F. Cargile	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2007

/s/ Daniel E. Della Flora Daniel E. Della Flora	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2007

/s/ R. Jack Aplin R. Jack Aplin	Director	March 13, 2007

/s/ Robert L. Guyett Robert L. Guyett	Director	March 13, 2007

/s/ Michael T. O’Neill Michael T. O’Neill	Director	March 13, 2007

/s/ C. Kumar N. Patel C. Kumar N. Patel	Director	March 13, 2007

/s/ Kenneth F. Potashner Kenneth F. Potashner	Director	March 13, 2007

SIGNATURE	TITLE	DATE

/s/ Richard E. Schmidt Richard E. Schmidt	Director	March 13, 2007

/s/ Peter J. Simone Peter J. Simone	Director	March 13, 2007

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated statements of operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-3

Consolidated balance sheets at December 30, 2006 and December 31, 2005	F-4

Consolidated statements of cash flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-5

Consolidated statements of comprehensive income (loss) and stockholders’ equity for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	F-6

Notes to consolidated financial statements	F-7

Financial Statement Schedule – Schedule II – Consolidated valuation accounts	F-48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newport Corporation

We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, using the modified prospective method on January 1, 2006. Also, as discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of December 30, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newport Corporation’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California

March 12, 2007

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$454,724	$403,733	$267,335
Cost of sales	256,756	234,480	178,335

Gross profit	197,968	169,253	89,000

Selling, general and administrative expense	114,357	101,834	71,354
Research and development expense	41,981	35,949	22,161
Restructuring, impairment and other charges	—	—	14,877

Operating income (loss)	41,630	31,470	(19,392)

Interest and other expense, net	(935)	(2,010)	(2,000)

Income (loss) from continuing operations before income taxes	40,695	29,460	(21,392)

Income tax provision (benefit)	2,193	3,746	(979)

Income (loss) from continuing operations before extraordinary gain	38,502	25,714	(20,413)

Loss from discontinued operations, net of income tax benefits of $31, $850 and $349, respectively	(1,075)	(16,973)	(61,023)
Extraordinary gain on settlement of litigation	—	2,891	—

Net income (loss)	$37,427	$11,632	$(81,436)

Basic income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$0.95	$0.62	$(0.50)
Loss from discontinued operations, net of income tax benefits	(0.03)	(0.41)	(1.49)
Extraordinary gain on settlement of litigation	—	0.07	—

Net income (loss)	$0.92	$0.28	$(1.99)

Diluted income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$0.91	$0.60	$(0.50)
Loss from discontinued operations, net of income tax benefits	(0.02)	(0.40)	(1.49)
Extraordinary gain on settlement of litigation	—	0.07	—

Net income (loss)	$0.89	$0.27	$(1.99)

Shares used in the computation of income (loss) per share:
Basic	40,698	41,281	40,838
Diluted	42,167	42,716	40,838

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	December 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35,930	$30,112
Marketable securities	49,483	40,910
Accounts receivable, net of allowance for doubtful accounts of $1,503 and $1,402, respectively	94,325	75,222
Notes receivable, net	4,868	5,170
Inventories	94,899	75,504
Deferred income taxes	2,031	2,077
Prepaid expenses and other current assets	11,639	8,405

Total current assets	293,175	237,400

Property and equipment, net	57,400	50,424
Goodwill	175,281	173,440
Deferred income taxes	781	927
Intangible assets, net	50,234	50,840
Investments and other assets	16,144	16,375

	$593,015	$529,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$9,481	$12,559
Accounts payable	31,376	24,604
Accrued payroll and related expenses	27,443	22,562
Accrued expenses and other current liabilities	22,765	26,158
Accrued restructuring costs	1,211	1,122
Obligations under capital leases	91	77

Total current liabilities	92,367	87,082

Long-term debt	50,688	49,996
Obligations under capital leases, less current portion	1,346	1,299
Accrued pension liabilities	11,430	11,311
Accrued restructuring costs and other liabilities	2,231	3,135

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 41,457,632 and 40,035,738 shares issued and outstanding, respectively	4,838	4,672
Capital in excess of par value	467,235	449,921
Deferred stock compensation	—	(316)
Accumulated other comprehensive income	4,410	1,263
Accumulated deficit	(41,530)	(78,957)

Total stockholders’ equity	434,953	376,583

	$593,015	$529,406

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,427	$11,632	$(81,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,494	19,283	17,017
Stock-based compensation expense	6,915	463	484
Loss on disposal of business	958	8,539	—
Provision for losses on inventories	2,411	1,986	9,907
Provision for doubtful accounts, net	697	(199)	364
Investment write-down	—	454	1,419
Impairment of goodwill and other intangible assets	—	—	63,084
Provision for restructuring and related charges	—	135	589
Gain on sale of patents	(1,425)	—	—
Realized foreign exchange translation gain	(915)	—	—
(Gain) loss on disposal of property and equipment	45	(518)	(55)
Extraordinary gain on settlement of litigation	—	(2,891)	—
Deferred income taxes, net	704	(922)	654
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	(17,972)	(14,290)	(7,913)
Inventories	(19,804)	(3,717)	6,728
Prepaid expenses and other current assets	(3,005)	(141)	(373)
Other assets and liabilities	(873)	5	(285)
Accounts payable	4,483	659	6,044
Accrued payroll and related expenses	4,373	(891)	5,242
Accrued expenses and other current liabilities	(4,141)	(2,650)	(1,766)
Accrued restructuring costs	(1,019)	(3,002)	(1,927)

Net cash provided by operating activities	28,353	13,935	17,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,315)	(11,638)	(5,988)
Purchase of property and equipment related to information systems implementation	(8,579)	—	—
Proceeds from the sale of property and equipment	237	806	11
Business acquisitions, net of cash acquired	(7,118)	—	(178,955)
Purchase of marketable securities	(46,034)	(265,775)	(399,568)
Proceeds from the sale of marketable securities	38,691	290,296	590,017
Proceeds from the sale of business, patents and equity investments	1,425	2,382	—
Purchase of equity investments and intellectual property	—	—	(410)

Net cash provided by (used in) investing activities	(31,693)	16,071	5,107

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(87)	(270)	(277)
Short term borrowings (repayments), net	(2,576)	1,384	643
Proceeds from the issuance of common stock under employee plans	11,931	5,454	4,455
Purchases of the Company’s common stock	(1,387)	(46,209)	—

Net cash provided by (used in) financing activities	7,881	(39,641)	4,821
Impact of foreign exchange rate changes on cash balances	1,277	(1,696)	1,943

Net increase (decrease) in cash and cash equivalents	5,818	(11,331)	29,648
Cash and cash equivalents at beginning of year	30,112	41,443	11,795

Cash and cash equivalents at end of period	$35,930	$30,112	$41,443

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of par value	Deferred stock compensation	Accumulated other comprehensive income	Retained earnings/ (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
December 31, 2003	39,033	$4,555	$440,194	$(139)	$2,952	$(9,153)	$438,409
Net loss	—	—	—	—	—	(81,436)	(81,436)
Foreign currency translation gain	—	—	—	—	5,717	—	5,717
Unrealized loss on marketable securities, net of reclassification adjustment (Note 4)	—	—	—	—	(199)	—	(199)

Comprehensive loss							(75,918)
Acquisition of Spectra-Physics	3,220	376	47,703	—	—	—	48,079
Issuance of common stock under employee plans	639	75	4,380	—	—	—	4,455
Issuance of restricted stock	131	15	1,709	(1,724)	—	—	—
Amortization of deferred compensation	—	—	—	484	—	—	484

January 1, 2005	43,023	5,021	493,986	(1,379)	8,470	(90,589)	415,509
Net income	—	—	—	—	—	11,632	11,632
Foreign currency translation loss	—	—	—	—	(5,871)	—	(5,871)
Minimum pension liability adjustments, net of income tax benefit of $224	—	—	—	—	(1,220)	—	(1,220)
Unrealized loss on marketable securities, net of reclassification adjustment (Note 4)	—	—	—	—	(116)	—	(116)

Comprehensive income							4,425
Issuance of common stock under employee plans	577	67	5,387	—	—	—	5,454
Repurchase of common stock	(3,404)	(397)	(45,812)	—	—	—	(46,209)
Cancellation of common stock	(115)	(13)	(3,046)	—	—	—	(3,059)
Cancellation of restricted stock	(45)	(6)	(594)	600	—	—	—
Amortization of deferred compensation	—	—	—	463	—	—	463

December 31, 2005	40,036	4,672	449,921	(316)	1,263	(78,957)	376,583
Net income	—	—	—	—	—	37,427	37,427
Foreign currency translation gain, net of reclassification adjustment (Note 4)	—	—	—	—	2,466	—	2,466
Minimum pension liability adjustment, net of income tax expense of $224	—	—	—	—	1,220	—	1,220
Unrealized gain on marketable securities, net of reclassification adjustment (Note 4)	—	—	—	—	192	—	192

Comprehensive income							41,305
Adjustment to initially apply SFAS No. 158, net of income tax (Note 16)	—	—	—	—	(731)	—	(731)
Issuance of common stock under employee plans	1,504	175	11,756	—	—	—	11,931
Stock - based compensation expense	—	—	6,948	304	—	—	7,252
Repurchase of common stock	(81)	(9)	(1,378)	—	—	—	(1,387)
Cancellation of restricted stock	(1)	—	(12)	12	—	—	—

December 30, 2006	41,458	$4,838	$467,235	$—	$4,410	$(41,530)	$434,953

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation (Newport or the Company) is a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. The Company’s wide range of products are used in mission-critical applications in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and precision industrial manufacturing worldwide.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Effective in 2004, the Company changed to a conventional 52/53-week accounting fiscal year. The Company’s fiscal year ends on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006, fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005 and fiscal year 2004 (referred herein as 2004) ended on January 1, 2005.

Foreign Currency Translation

Assets and liabilities for the Company’s international operations are translated into U.S. dollars using current rates of exchange in effect at the balance sheet dates. Items of income and expense for the Company’s international locations are translated using the monthly average exchange rates in effect for the period in which the items occur. The functional currency for the majority of the Company’s international operations is the local currency. Where the local currency is the functional currency, the resulting translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive income. Where the U.S. dollar is the functional currency, the resulting translation gains and losses are included in the results of operations. Realized foreign currency transaction gains and losses for all entities are included in the results of operations.

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

There were no forward exchange contracts outstanding at December 30, 2006 or December 31, 2005.

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At December 30, 2006 and December 31, 2005, notes receivable, net totaled $4.9 million and $5.2 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of three banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At December 30, 2006 and December 31, 2005, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $2.4 million and $2.8 million, respectively.

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

The Company’s customers are concentrated in the scientific research, aerospace and defense/security, microelectronics and life and health sciences markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. Depreciation is recorded principally on a straight-line basis over the estimated useful lives of the assets as follows:

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

Developed technology	10 to 18 years
Customer relationships	10 years
Other	3 years

Trademarks and trade names are subject to annual impairment testing and are not amortized.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, and reallocates goodwill if the reporting units change. The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available and is regularly reviewed by the management of that unit. However, the Company aggregates components if they have similar economic characteristics. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company performs the annual impairment review as of the beginning of the fourth quarter of each year. The Company tests each of its reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using both a comparable company analysis and a discounted cash flow analysis.

Investments

The Company holds minority interest investments in companies having operations or technologies in areas which are within or adjacent to its strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company accounts for minority interest investments in common stock under the cost method for investments in companies over which it does not have the ability to exercise significant influence and under the equity method for investments in companies over which it does have the ability to exercise significant influence. All of the Company’s current minority interest investments are accounted for using the cost method.

Long-Lived Assets

The Company assesses the impairment of long-lived assets, other than goodwill and other intangible assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets, including minority interest investments, are evaluated for impairment at least annually in the fourth quarter of each year, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company will record an investment impairment charge if it believes an investment has experienced a decline in value that is other-than-temporary.

Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division typically carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.

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

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs at December 30, 2006 and December 31, 2005 were $0.6 million and $0.1 million, respectively. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.1 million, $3.9 million and $3.0 million for 2006, 2005 and 2004, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $5.2 million, $4.8 million and $3.1 million are included in selling, general and administrative expense for 2006, 2005 and 2004, respectively.

Research and Development

All research and development costs are expensed as incurred.

Income Taxes

The Company provides for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted stock. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents (restricted stock, restricted stock units and stock options) outstanding during the period, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the period.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. Certain of the Company’s awards vest based on the achievement of certain annual financial performance goals established by the Compensation Committee of the Company’s Board of Directors. The Company estimates the achievement of such performance goals in each reporting period. The fair value of an award, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) those related to the allowance for doubtful accounts, inventory reserves, warranty obligations, pension liabilities, restructuring reserves, asset impairment valuations, income tax valuations, and stock-based compensation expenses.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF No. 04-13). In certain situations, a company may enter into nonmonetary transactions to sell inventory to another company in the same line of business from which it also purchases inventory. Under EITF No. 04-13, in general, an entity is required to treat sales and purchases of inventory between the entity and the same counterparty as one transaction for purposes of applying Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions, when such transactions are entered into in contemplation of each other. When such transactions are legally contingent on each other, they are considered to have been entered into in contemplation of each other. The EITF also agreed on other factors that should be considered in determining whether transactions have been entered into in contemplation of each other. EITF No. 04-13 is effective for all new arrangements entered into in reporting periods beginning after March 15, 2006. The Company adopted EITF No. 04-13 in the second quarter of 2006, and the provisions of EITF No. 04-13 did not have a material impact on the Company’s financial position or results of operations in 2006.

In June 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF No. 06-03). Under EITF No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in net sales are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on a company’s activities over a period of time, such as gross receipts taxes, are not within the scope of EITF No. 06-03. EITF No. 06-03 is effective for reporting periods beginning after December 15, 2006, and the Company has adopted EITF No. 06-03 effective for its first fiscal quarter of 2007. The Company currently presents all taxes collected from customers and remitted to government authorities on a net basis (i.e., does not include such taxes in net sales), and it expects to continue to do so.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting For Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. FIN 48 is effective for reporting periods beginning after December 15, 2006, and the Company has adopted FIN 48 effective for its first fiscal quarter of 2007. The Company is currently evaluating the expected impact of the provisions of FIN 48, but it does not believe that its adoption of FIN 48 will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 but does not believe that its adoption of SFAS No. 157 will have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The Company adopted the recognition and disclosure provisions of SFAS No. 158 effective for its fiscal year ended December 30, 2006. See Note 16 –

Defined Benefit Pension Plans for further discussion of the impact of such adoption and additional disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure at fair value certain financial instruments and other items which are not currently required to be measured at fair value. SFAS No. 159 will be effective for financial statements issued for reporting periods beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS No. 159, but it does not believe that its adoption of SFAS No. 159 will have a material impact on its financial position and results of operations.

NOTE 2 ACQUISITIONS AND INVESTMENTS

Acquisition of the Laser Product Line

In November 2006, the Company acquired from Picarro, Inc. and Picarro Canada, Inc. (collectively, Picarro) certain assets and liabilities of Picarro’s Laser Products business, which designs and manufactures solid-state lasers primarily for the life and health sciences market. The acquired business has become a part of the Company’s Lasers Division. The transaction was accounted for using the purchase method. The Company’s results of operations for 2006 included the results of operations of the acquired business from November 3, 2006, the closing date of the acquisition.

The aggregate purchase price was approximately $7.1 million in cash, including approximately $0.1 million in transaction costs, consisting primarily of professional fees related to the acquisition. The purchase price, which resulted in the recognition of goodwill of approximately $2.0 million, was determined by arms-length negotiation between the Company and Picarro, taking into consideration a number of factors, including the value of the assets and the historical and projected financial performance of Picarro’s Laser Products business. The goodwill of approximately $2.0 million is deductible for income tax purposes.

The Company finalized its purchase price allocation in the fourth quarter of 2006. However, in connection with the acquisition, management approved a preliminary plan to reduce the size of the facility space used for the operation of the acquired business. The Company is still in the process of finalizing this plan, but has recorded an estimated reserve of approximately $0.5 million based upon this preliminary plan. The Company expects to finalize this plan by the end of the second quarter of 2007. Changes in this reserve will result in adjustments to goodwill. No amounts were charged to this reserve in 2006.

Below is a summary of the final purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Current assets	$1,613
Goodwill	2,002
Purchased intangible assets	3,300
Other assets	803
Current liabilities	(600)

$7,118

The identifiable intangible assets will be amortized over a weighted average amortization period of 18 years, with estimated annual amortization of approximately $0.2 million.

Acquisition of Spectra-Physics

In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). Spectra-Physics manufactures solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonic instruments and components used in a wide range of markets, including scientific research, microelectronics, life and health sciences and industrial manufacturing. The combination created a leading photonics company with an integrated technology mix.

The transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from July 16, 2004, the closing date of the acquisition.

The purchase price for Spectra-Physics, which resulted in the initial recognition of goodwill of $175.5 million, was determined by arms-length negotiation between management and Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), Spectra-Physics’ former parent company, taking into account a number of factors, including the value of the assets, the historical and projected financial performance of Spectra-Physics and the valuations of certain recently acquired companies with comparable businesses and financial performance.

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

In 2006 and 2005, the Company determined that the ultimate realization of certain acquired deferred tax assets was more likely than not. Accordingly, the Company recorded these deferred tax assets, which reduced goodwill by approximately $0.2 million and $3.0 million, respectively.

Below is a summary of the final purchase price, assets acquired and liabilities assumed:

(In thousands, except share amounts)
Consideration paid:
Cash paid	$174,870
3,220,300 shares of common stock, valued based upon the average price two days before and after the measurement date	48,079
Debt ($50 million, 5% interest payable quarterly, principal due in full July 16, 2009, discounted to market value)	46,382
Other costs, primarily professional fees	6,078

$275,409

Assets acquired and liabilities assumed:
Current assets	$95,556
Goodwill	172,297
Purchased intangible assets (including in-process R&D of $0.3 million)	58,400
Other assets	38,094
Current liabilities	(77,516)
Long-term liabilities	(11,422)

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

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a preliminary restructuring plan to consolidate certain locations. In connection with the finalization of the restructuring plan in 2005, the Company adjusted the purchase price allocation recorded in 2004 and increased goodwill by approximately $0.2 million, which included a net reduction of certain accrued liabilities recorded on the acquisition date that were no longer required, a reduction of the estimated fair value recorded for fixed assets at certain closed facilities and an increase of certain incurred direct costs of the acquisition.

Identifiable intangible assets consisted of the following:

(In thousands)	Estimated Fair Value	Weighted Average Amortization Period
Developed technology	$24,500	14.2 years
Customer relationships	19,500	10 years
Backlog	2,200	6 months

Amortizable purchased intangible assets	46,200
Trademark/tradename	11,900	Indefinite

	$58,100

Approximately $0.3 million of the purchase price that represented purchased in-process technology that had not reached technological feasibility and had no alternative future use was expensed.

Supplemental Pro Forma Information

The financial information below summarizes the combined results of operations of the Company and Spectra-Physics, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. This pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the period presented. The pro forma condensed combined statement of operations for the year ended January 1, 2005 includes the historical results of the Company including Spectra-Physics from July 16, 2004, the closing date of the acquisition, plus the historical results of Spectra-Physics from January 1, 2004 to July 16, 2004.

Unaudited
(In thousands)	Year Ended January 1, 2005
Pro forma net sales	$389,621
Pro forma loss from continuing operations	(7,395)
Pro forma net loss	(68,418)
Pro forma basic and diluted net loss per share	$(1.61)

Investments

In 2003, the Company purchased a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications, for $3.7 million. In 2004, the Company invested an additional $0.4 million and in 2005, the Company sold approximately 1.5 million of the shares owned and incurred a loss of $0.3 million. As of both December 30, 2006 and December 31, 2005, the Company’s total investment was $2.9 million and is reflected in investments and other assets in the accompanying consolidated balance sheets. The Company is accounting for this investment using the cost method of accounting.

In 2004, the Company determined that a minority interest investment made in prior years in a manufacturer of precision mechanical components had incurred an other-than-temporary reduction in value. As a result, the Company recorded a charge of $1.4 million in 2004 to write down the investment to its estimated fair value.

NOTE 3 DIVESTITURES

Following the Company’s acquisition of Spectra-Physics, the Company conducted a strategic review of all of its businesses and concluded that its robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to the Company’s overall strategy. Consequently, in the first quarter of 2005, the Company’s Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005, for $0.5 million in cash and a note receivable of $6.6 million. The principal amount of such note is due in four equal annual installments beginning in December 2007, bears interest payable quarterly beginning June 30, 2006 at an annual rate of 6.75%, and is reflected in investments and other assets in the accompanying consolidated balance sheets. The final payment, including all accrued but unpaid interest is due on December 31, 2010.

These operations have been reflected in discontinued operations for all periods presented. In 2006, the Company adjusted the loss on the sale of these operations and recorded losses of approximately $1.1 million, net of income taxes.

The net sales and loss before income taxes from discontinued operations were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Net sales	$—	$8,835	$18,446
Loss before income taxes	(1,106)	(17,823)	(61,372)

The realized losses recognized on the disposal of these operations totaled $1.0 million and $8.5 million for 2006 and 2005, respectively.

NOTE 4 SUPPLEMENTAL BALANCE SHEETS, STATEMENTS OF OPERATIONS AND CASH FLOW INFORMATION

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were as follows:

(In thousands)	December 30, 2006	December 31, 2005
Cash and cash equivalents	$35,930	$30,112
Marketable Securities:
U.S. government and agency debt securities	14,216	11,263
Corporate debt securities	13,696	13,775
Equity securities	13,436	9,640
Asset-backed securities	8,135	4,464
Foreign government debt securities	—	768
Certificates of deposit	—	1,000

	49,483	40,910

	$85,413	$71,022

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 30, 2006 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
U.S. government and agency debt securities	$14,216	$15	$(63)
Corporate debt securities	13,696	1	(56)
Equity securities	13,436	—	—
Asset-backed securities	8,135	5	(28)

	$49,483	$21	$(147)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$5,183	$(12)	$6,014	$(51)
Corporate debt securities	2,834	(5)	4,379	(51)
Asset-backed securities	5,444	(19)	760	(9)

	$13,461	$(36)	$11,153	$(111)

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2005 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
U.S. government and agency debt securities	$11,263	$—	$(162)
Corporate debt securities	13,775	3	(106)
Equity securities	9,640	—	—
Asset-backed securities	4,464	1	(51)
Foreign government debt securities	768	—	—
Certificates of deposit	1,000	—	(3)

	$40,910	$4	$(322)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$4,342	$(68)	$6,921	$(94)
Corporate debt securities	5,123	(59)	4,046	(47)
Asset-backed securities	444	(6)	3,179	(45)
Certificates of deposit	1,000	(3)	—	—

	$10,909	$(136)	$14,146	$(186)

The contractual maturities of available for sale securities were as follows:

(In thousands)	December 30, 2006	December 31, 2005
0 – 1 Year	$24,608	$18,416
1 – 2 Years	8,073	12,091
2 – 3 Years	5,498	2,964
3 – 5 Years	5,704	3,011
5 – 10 Years	389	418
More than 10 years	5,211	4,010

	$49,483	$40,910

The gross realized gains and gross realized losses on sales of available for sale securities were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Gross realized gains	$64	$95	$386
Gross realized losses	(26)	(136)	(1,934)

	$38	$(41)	$(1,548)

In connection with the acquisition of Spectra-Physics in 2004, the Company realized a loss of $1.7 million on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price.

Inventories

Inventories were as follows:

(In thousands)	December 30, 2006	December 31, 2005
Raw materials and purchased parts	$44,650	$33,401
Work in process	22,622	20,148
Finished goods	27,627	21,955

	$94,899	$75,504

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

(In thousands)	December 30, 2006	December 31, 2005
Land	$2,978	$2,938
Buildings	12,147	10,748
Leasehold improvements	19,908	18,045
Machinery and equipment	58,579	55,659
Office equipment	27,402	17,552

	121,014	104,942
Less accumulated depreciation	(63,614)	(54,518)

	$57,400	$50,424

Depreciation expense from continuing operations, including the amortization of assets under capital leases, totaled $13.5 million, $14.0 million and $8.6 million for 2006, 2005 and 2004, respectively.

Intangible Assets, Including Goodwill

Goodwill, net by reportable segment was as follows:

(In thousands)	December 30, 2006	December 31, 2005
Lasers	$105,380	$103,474
Photonics and Precision Technologies	69,901	69,966

	$175,281	$173,440

Intangible assets, excluding goodwill, were as follows:

(In thousands)	December 30, 2006	December 31, 2005
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $4,458 and $2,626, respectively	$23,342	$21,874
Customer relationships, net of accumulated amortization of $4,794 and $2,844, respectively	14,706	16,656
Other, net of accumulated amortization of $102 and $21, respectively	286	410

	38,334	38,940
Intangible assets not subject to amortization:
Trademarks and trade names	11,900	11,900

Intangible assets, net	$50,234	$50,840

Amortization expense related to intangible assets totaled $3.8 million, $4.0 million and $4.8 million for 2006, 2005 and 2004, respectively.

Estimated aggregate amortization expense for future fiscal years was as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2007	$4,078
2008	4,078
2009	3,935
2010	3,935
2011	3,934
Thereafter	18,374

$38,334

Accrued Warranty Obligations

The activity in accrued warranty obligations was as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005
Balance at beginning of year	$5,255	$4,890
Additions charged to cost of sales	6,612	5,476
Warranty claims	(6,708)	(5,111)

Balance at end of year	$5,159	$5,255

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	December 30, 2006	December 31, 2005
Deferred revenue	$7,986	$8,775
Accrued warranty obligations	5,159	5,255
Accrued income taxes	—	3,093
Other	9,620	9,035

	$22,765	$26,158

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	December 30, 2006	December 31, 2005
Cumulative foreign currency translation gains	$5,267	$2,801
Minimum pension liability adjustments	—	(1,220)
Unrecognized net pension losses	(731)	—
Unrealized losses on marketable securities	(126)	(318)

	$4,410	$1,263

Comprehensive Income (Loss)

The foreign currency translation gains (losses), net of reclassification adjustment, which are included in comprehensive income (loss), were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Foreign currency translation gains (losses)	$3,381	$(5,871)	$5,717
Less: reclassification adjustment for gain included in net income (loss)	(915)	—	—

	$2,466	$(5,871)	$5,717

The unrealized gains (losses) on marketable securities, net of reclassification adjustment, which are included in comprehensive income (loss), were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Unrealized holding period gains (losses) arising during period	$230	$(157)	$(1,747)
Less: reclassification adjustment for (gains) losses included in net income (loss)	(38)	41	1,548

	$192	$(116)	$(199)

Interest and Other Expense, Net

Interest and other expense, net, was as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Interest and dividend income	$3,247	$2,516	$3,470
Interest expense	(3,847)	(3,696)	(1,826)
Bank and portfolio asset management fees	(549)	(490)	(508)
Foreign exchange gains (losses), net	150	64	(377)
Gains (losses) on sales of marketable securities, net	38	(41)	(1,548)
Investment write-downs	—	(454)	(1,419)
Other income, net	26	91	208

	$(935)	$(2,010)	$(2,000)

In the second quarter of 2006, the Company closed its sales office in Canada and, as a result, liquidated its investment in the associated entity, recognizing a gain of $0.9 million related to previously accumulated translation adjustments. This gain is included in foreign exchange gains (losses), net, above.

Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information was as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Cash paid during the period for:
Interest	$3,124	$2,972	$944
Income taxes, net	$5,291	$2,916	$500
Non-cash investing and financing activities:
Issuance of common stock in connection with business acquisition	$—	$—	$48,079
Issuance of debt in connection with business acquisition	$—	$—	$46,382

NOTE 5 STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

In March 2006, the Company’s Board of Directors adopted the 2006 Performance-Based Stock Incentive Plan (2006 Plan) subject to approval of our stockholders, which was received in May 2006. The primary purpose of the 2006 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends.

The 2006 Plan authorizes the Company to grant up to 6,000,000 shares of common stock, which includes the number of shares that had been available for future grant under the Company’s 2001 Stock Incentive Plan (2001 Plan) at the time the 2006 Plan was approved. This number of shares is subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Upon approval of the 2006 Plan by the Company’s stockholders, the 2001 Plan was terminated for purposes of future grants.

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

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Prior to January 1, 2006, the Purchase Plan provided that the purchase price for the purchase of common stock in any offering period was 85% of the fair market value of the stock on the first day of the offering period or the last day of the offering period, whichever was lower. The Company amended the Purchase Plan effective January 1, 2006 to provide that the purchase price for the purchase of common stock in any offering period shall be 95% of the fair market value of the stock on the last day of the offering period. The purpose of the amendment was to eliminate the compensation expense which the Company would have been required to recognize in connection with future purchases under the Purchase Plan following the adoption of SFAS No. 123R on January 1, 2006.

In December 2005, the Company accelerated the vesting of out-of-the-money options to purchase 268,500 shares of the Company’s common stock with exercise prices ranging from $16.91 to $24.09 per share. The decision to accelerate these options was made primarily to eliminate the future compensation expense associated with these out-of-the-money options that the Company would otherwise be required to recognize following the adoption of SFAS No. 123R on January 1, 2006.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires the Company to recognize compensation expense related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, and therefore has not retrospectively recognized expense in its financial results for prior periods. Under this transition method, stock-based compensation expense for 2006 included compensation expense for all stock-based awards, including restricted stock awards, granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as adjusted for estimated forfeitures. Stock-based compensation expense for all awards granted subsequent to December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes compensation expense for all stock-based awards, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended, is considered a non-compensatory plan, and the Company is not required to recognize compensation expense for purchases made under the Purchase Plan.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations, income before income taxes and net income for the year ended December 30, 2006 were approximately $6.6 million lower than if it had continued to account for stock-based compensation under APB Opinion No. 25. For the year ended December 30, 2006, basic and diluted net income per share were $0.16 and $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

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

Expected Volatility – The Company computes expected volatility based on a combination of historical volatility and market-based implied volatility, as it believes that this combination provides a more accurate estimate of future volatility. In making such computation, the Company has excluded historical periods prior to 2004 from its estimate of expected volatility as it believes such periods do not reflect the expected future volatility of the Company’s common stock. The Company acquired Spectra-Physics on July 16, 2004, and it announced its intent to sell its robotics systems operations in the first quarter of 2005 and completed such sale in December 2005. The Company believes that these discrete events changed its business risk. In addition, the historical volatility of the Company’s common stock excluding periods prior to 2004 is approximately equal to the current market-based implied volatility of the Company’s common stock based on its exchange-traded options.

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

The fair value of the Company’s stock options granted to employees was estimated as of the date of the grant using the following weighted-average assumptions:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Expected annual volatility	35.9%	60.1%	74.3%
Risk-free interest rate	4.4%	3.9%	3.4%
Expected term (years)	5.4	5.0	5.0
Annualized expected dividend yield	—	—	—

Based on guidance provided in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, in the first quarter of 2006, the Company refined the assumptions it inputs into the Black-Scholes-Merton model. Specifically, the Company changed its volatility assumption to be based on a combination of historical volatility and market-based implied volatility and changed its expected term assumption based on historical information that considered the contractual terms of its stock options, vesting schedules, the effects of expected employee exercises and post-vesting employee behavior after termination of employment. The Company believes that its current assumptions are more representative of the expected future volatility of the Company’s common stock and the expected term of the stock options, and therefore generate a more accurate estimate of the fair value of the stock options.

Stock-Based Compensation Expense

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Cost of sales	$516	$—	$—
Selling, general and administrative expense	5,935	463	484
Research and development expense	464	—	—

	$6,915	$463	$484

Stock-based compensation expense for 2005 and 2004 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

Approximately $0.2 million of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and is reflected in inventories in the accompanying consolidated balance sheet at December 30, 2006. No stock-based compensation expense was capitalized in 2005 or 2004.

As required by SFAS No. 123R, the Company estimates the expected future forfeitures of stock options, restricted stock and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed a forfeiture rate of 12.4% in recognizing compensation expense for 2006.

At December 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was approximately $11.7 million (net of estimated forfeitures of $1.3 million) including approximately $8.9 million in compensation expense related to stock-based awards subject to performance conditions. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in actual or estimated forfeitures. This cost will also be adjusted in the event that the Company determines that the performance conditions applicable to any stock-based awards have not or will not be achieved in whole or in part.

In accordance with SFAS No. 123R, the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from exercises of stock options over the stock-based compensation cost recognized for those stock options) are classified as financing cash flows. Prior to the adoption of SFAS No. 123R, tax benefits of deductions resulting from exercises of stock options were presented as operating cash flows in the statement of cash flows. However, the Company has recorded a valuation allowance against certain of its deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. Accordingly, no excess tax benefits were included in the statement of cash flows and no income tax benefit has been recorded for the Company’s stock-based compensation expense for 2006.

Pro Forma Disclosures

The following illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for 2005 and 2004:

	Year Ended
(In thousands, except per share amounts)	December 31, 2005	January 1, 2005
Net income (loss) – reported	$11,632	$(81,436)
Employee compensation expense under fair value method	(8,245)	(16,556)

Net income (loss) – pro forma	$3,387	$(97,992)

Basic net income (loss) per share –reported	$0.28	$(1.99)
Basic net income (loss) per share –pro forma	$0.08	$(2.40)

Diluted net income (loss) per share –reported	$0.27	$(1.99)
Diluted net income (loss) per share –pro forma	$0.08	$(2.40)

For purposes of pro forma disclosure, the value of the stock options and purchases under the Purchase Plan was estimated using the Black-Scholes-Merton option-pricing model and was amortized on a straight-line basis over the respective vesting periods of the awards, and the pro forma expense shown above assumed a forfeiture rate of 12.9% for both 2005 and 2004.

Stock Options and Awards Activity

The following table summarizes stock option activity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005:

	Number of Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2003	5,364	$16.98
Granted	990	14.95
Exercised	(442)	4.94
Forfeited under prior plans	(70)	84.25
Forfeited	(134)	13.89

Outstanding at January 1, 2005	5,708	16.80
Granted	614	13.51
Exercised	(306)	7.39
Forfeited under prior plans	(145)	62.30
Forfeited	(388)	14.07

Outstanding at December 31, 2005	5,483	15.97
Granted	63	14.27
Exercised	(1,438)	3.78
Forfeited under prior plans	(67)	33.99
Forfeited	(82)	20.54

Outstanding at December 30, 2006	3,959	$18.59	5.4	$30,134

Vested and expected to vest at December 30, 2006	3,800	$18.83	5.3	$28,849

Options Exercisable at:
December 30, 2006	3,192	$19.97	4.9	$23,919
December 31, 2005	4,269	$16.92
January 1, 2005	3,745	$18.26

The weighted average per share fair value of options granted in 2006, 2005 and 2004 was $5.79, $7.38 and $9.45, respectively.

The aggregate intrinsic value of stock options is equal to the difference between the quoted price of the Company’s common stock and the exercise prices of the 3.4 million stock options that were in-the-money at December 30, 2006. The aggregate intrinsic value of stock options exercised during 2006, 2005 and 2004, determined as of the dates of exercise of such stock options, were $16.9 million, $2.0 million, and $5.4 million, respectively.

The following table summarizes information concerning options outstanding and exercisable at December 30, 2006:

Options Outstanding				Options Exercisable
Range Of Exercise Prices	Number Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable (In thousands)	Weighted Average Exercise Price
$1.31– $1.97	116	$1.32	3.0	116	$1.32
3.93– 5.96	301	4.70	1.4	301	4.70
10.94– 16.30	2,682	12.86	5.8	1,925	12.89
16.43– 24.09	457	19.87	6.4	447	19.95
39.00– 100.00	394	69.24	4.0	394	69.24
103.81– 163.63	9	139.14	3.7	9	139.17

$1.31–$163.63	3,959	$18.59	5.4	3,192	$19.97

The following table summarizes restricted stock activity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005:

Number of Shares (In thousands)
Outstanding at December 31, 2003	2
Granted	157
Released	(1)
Forfeited	(26)

Outstanding at January 1, 2005	132
Released	(31)
Forfeited	(44)

Outstanding at December 31, 2005	57
Released	(56)
Forfeited	(1)

Outstanding at December 30, 2006	—

The weighted average grant date fair value of restricted stock granted in 2004 was $13.03 per share. No grants of restricted stock were made in 2006 or 2005.

The following table summarizes performance-based restricted stock unit activity for the year ended December 30, 2006:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	804	15.47
Forfeited	(12)	15.46

Outstanding at December 30, 2006	792	$15.47

Expected to vest at December 30, 2006	766	$15.47

Such performance-based restricted stock units vest over a period of three years, conditioned on the Company’s achievement of certain annual financial performance goals established by the Compensation Committee of the

Company’s Board of Directors at the time of the award. At December 30, 2006, all performance goals for 2006 had been met, and, therefore, all restricted stock units with vesting conditioned on the achievement of the 2006 performance goals were expected to vest. For the remaining restricted stock units for which the applicable performance goals have not yet been met, the number of restricted stock units expected to vest at December 30, 2006 has been adjusted to reflect estimated forfeitures.

At December 30, 2006, 52,500 restricted stock units subject to time-based vesting were outstanding with a weighted average grant date fair value of $16.58.

At December 30, 2006, the Company had reserved 9,958,778 shares of common stock for future issuance under its stock incentive plans and assumed stock options, which included 5,155,210 shares that were reserved for the future grant of stock-based awards under these plans, and had reserved 1,536,106 shares of common stock for future issuance under the Purchase Plan.

NOTE 6 RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

The following table summarizes restructuring, impairment and other charges:

(In thousands)	Year Ended January 1, 2005
Asset impairment, including goodwill	$14,541
Severance	336

$14,877

Asset Impairment, including Goodwill

In the fourth quarter of 2004, the Company completed its annual review of goodwill and other intangible assets and determined that goodwill and other intangible assets at its former Advanced Packaging and Automation Systems (APAS) Division were impaired. As a result, the Company recorded impairment charges of approximately $56.6 million related to goodwill and $2.7 million related to other acquired intangible assets. Approximately $1.8 million was included in cost of sales, $13.4 million is included in restructuring, impairment and other charges, and $44.1 million is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations for 2004.

In the third quarter of 2004, the Company performed an impairment analysis on an intellectual property intangible asset that it had previously purchased from a third party. In the third quarter of 2004 the Company determined that this asset was no longer strategic as a result of the acquisition of Spectra-Physics and that there was a limited current or future market demand for the products that would be produced with this technology. The Company estimated the fair value of this intangible asset using the present value of forecasted cash flows and recorded an impairment charge of approximately $1.5 million in the third quarter of 2004. Such amount was charged to cost of sales in the accompanying consolidated statements of operations for 2004.

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

The classification of these asset impairment charges in the accompanying consolidated statements of operations for 2004 was as follows:

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

NOTE 7 ACCRUED RESTRUCTURING COSTS

2004 Restructuring Plan

In connection with the acquisition of Spectra-Physics, the Company’s Board of Directors approved a preliminary restructuring plan to consolidate certain locations, which included $2.2 million for employee relocation and employee severance and related termination costs and $3.2 million in costs related to facility consolidations. In 2005, the Company finalized this plan, which included $3.3 million for employee relocation and employee severance and related termination costs and $2.2 million related to facility consolidation costs, resulting in a net increase of approximately $0.1 million from the preliminary plan. This increase resulted in an adjustment to goodwill of approximately $0.1 million in 2005.

The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics:

(In thousands)	Employee Relocation and Severance	Facility Consolidation	Total
Liabilities assumed in purchase accounting	$2,171	$3,186	$5,357
Cash payments	(484)	—	(484)

Accrued restructuring at January 1, 2005	1,687	3,186	4,873
Cash payments	(2,256)	(349)	(2,605)
Adjustments to restructuring plan	1,160	(1,036)	124

Accrued restructuring at December 31, 2005	591	1,801	2,392
Cash payments	(482)	(350)	(832)
Reclassifications	(109)	109	—

Accrued restructuring at December 30, 2006	$—	$1,560	$1,560

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At December 30, 2006 and December 31, 2005, $0.3 million and $0.9 million, respectively, of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs and $1.2 million and $1.5 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.

2002 Restructuring Plan

During 2002, in response to the continued severe downturn in the fiber optic communications market and the uncertainty with respect to the pace of recovery in the semiconductor equipment market, the Company’s Board of Directors approved a restructuring and cost reduction plan designed to bring the Company’s operating costs in line with its business outlook at that time. In 2005, the Company increased its estimate of the required reserve for facility consolidations by $0.1 million to reflect revised estimates of reduced future sublease income. This amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. In 2004, the Company increased the estimate of the required reserve for facility consolidations by $0.6 million to reflect settlements of its remaining lease obligations for certain leases as well as revised estimates of future sublease income. This amount is included in loss from discontinued operations, net of income tax benefits in the accompanying consolidated statements of operations.

The following table summarizes the activity in accrued restructuring costs related to the 2002 restructuring plan:

(In thousands)	Facility Consolidation
Accrued restructuring at December 31, 2003	$1,687
Restructuring and asset impairment charges	589
Cash payments	(1,443)

Accrued restructuring at January 1, 2005	833
Restructuring and asset impairment charges	135
Cash payments	(397)

Accrued restructuring at December 31, 2005	571
Cash payments	(187)

Accrued restructuring at December 30, 2006	$384

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in January 2008. At December 30, 2006 and December 31, 2005, $0.4 million and $0.2 million, respectively, of accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs in the accompanying consolidated balance sheets. At December 31, 2005, $0.4 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.

NOTE 8 DEBT AND LINES OF CREDIT

At December 30, 2006 and December 31, 2005, the Company had a note payable with a principal amount of $50.0 million issued in connection with the Company’s acquisition of Spectra-Physics in July 2004. The note payable was valued at approximately $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics. This discount is being amortized on a straight line basis until maturity. In February 2007, the Company prepaid this note in full in connection with a private offering of convertible subordinated notes. See Note 19 – Subsequent Events for further discussion regarding this prepayment.

At December 30, 2006 and December 31, 2005, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.

The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.34% at December 30, 2006) plus

1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At December 30, 2006, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.

The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.3 million at December 30, 2006) and expire as follows: $5.1 million on March 31, 2007, $6.7 million on November 30, 2007 and $2.5 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At December 30, 2006, the Company had $9.6 million outstanding and $4.7 million available for borrowing under these lines of credit. Approximately $7.1 million of the amount outstanding under these revolving lines of credit at December 30, 2006 is due prior to December 29, 2007 and is included in short-term obligations, and approximately $2.5 million is included in long-term debt, in the accompanying consolidated balance sheets. The four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.7 million at December 30, 2006), have no expiration date and bear interest at the bank’s prevailing rate. At December 30, 2006, the Company had $2.4 million outstanding and $4.3 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of December 30, 2006 was 1.6%.

Total long-term debt was as follows:

(In thousands)	December 30, 2006	December 31, 2005
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at December 30, 2006 and December 31, 2005)	$2,525	$2,556
Note payable due July 2009, interest at 5% payable quarterly	50,000	50,000

Subtotal	52,525	52,556
Less: unamortized discount on note payable	(1,837)	(2,560)

Total long-term debt	$50,688	$49,996

NOTE 9 NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Numerator for basic and diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$38,502	$25,714	$(20,413)
Loss from discontinued operations, net of income taxes	(1,075)	(16,973)	(61,023)
Extraordinary gain on settlement of litigation	—	2,891	—

Net income (loss)	$37,427	$11,632	$(81,436)

Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding	40,771	41,446	40,961
Weighted unvested restricted stock outstanding	(73)	(165)	(123)

Denominator for basic net income (loss) per share	40,698	41,281	40,838
Effect of dilutive securities:
Employee stock options and restricted stock units	1,396	1,270	—
Restricted stock	73	165	—

Denominator for diluted net income (loss) per share	42,167	42,716	40,838

For 2006, 2005 and 2004, 545,340 stock options with exercise prices ranging from $20.25 to $163.63, 1,679,392 stock options with exercise prices ranging from $13.82 to $163.63, and 728,950 stock options with exercise prices ranging from $14.79 to $163.63, respectively, were excluded from the computations of diluted net income (loss) per share, as their inclusion would be antidilutive. In addition, for 2006, 529,960 restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income per share, as the performance criteria had not been met as of December 30, 2006.

NOTE 10 COMMITMENTS AND CONTINGENCIES

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses. In some cases, base rent increases during the term of the lease based on a predetermined schedule or based on increases in the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.

Future minimum rental commitments under terms of these leases at December 30, 2006 were as follows:

(In thousands)	Capital Leases	Operating Leases	Total Obligations
Payments Due By Period:
2007	$181	$9,685	$9,866
2008	180	6,542	6,722
2009	179	4,728	4,907
2010	178	4,387	4,565
2011	178	4,029	4,207
Thereafter	1,116	4,812	5,928

Total minimum lease payments	2,012	$34,183	$36,195

Less amount representing interest	(575)

Present value of net minimum capital lease payments	$1,437

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at December 30, 2006 were as follows:

(In thousands)	Operating Leases
Payments Due By Period:
2007	$1,361
2008	958

Total minimum sublease payments	$2,319

Rental expense, net of sublease income, from continuing operations under all leases totaled $8.1 million, $8.6 million and $6.2 million for 2006, 2005 and 2004, respectively.

Sale/Leaseback

In 2003, the Company completed a sale/leaseback facility refinancing for one of the Company’s facilities, receiving proceeds of $2.0 million. The transaction is accounted for as a capital lease with a term of 15 years. The Company realized a gain of $0.3 million on the transaction, which was deferred and is being recognized over the life of the lease.

Environmental Reserves

The Company’s Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near its Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 20 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater contamination, pursuant to which Spectra-Physics is responsible for 30% of the remediation costs.

At December 30, 2006, the estimated payments required for remediation in future fiscal years were as follows:

(In thousands)	Estimated Payments
2007	$59
2008	105
2009	105
2010	106
2011	108
Thereafter	343

$826

The Company expects payments to extend through 2014.

In connection with the Company’s purchase of Spectra-Physics, Thermo (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for costs relating to clean-up requirements or third party claims relating to this site that arise prior to July 16, 2014, to the extent such costs are in excess of these reserves. At December 30, 2006, there was approximately $0.3 million remaining in the Company’s environmental reserve, with any excess payments over this amount subject to the indemnification arrangement.

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

NOTE 11 EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION

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

NOTE 12 INCOME TAXES

United States and foreign income (loss) from continuing operations before income taxes were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
United States	$32,583	$23,002	$(23,211)
Foreign	8,112	6,458	1,819

	$40,695	$29,460	$(21,392)

The income tax provision (benefit) based on income (loss) from continuing operations were as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Current:
Federal	$(1,782)	$78	$(2,865)
State	234	1,090	95
Foreign	3,037	3,500	1,137

	1,489	4,668	(1,633)
Deferred:
Foreign	704	(922)	654

	704	(922)	654

	$2,193	$3,746	$(979)

The Company is subject to audit by federal, state or foreign tax authorities in the ordinary course of business. These audits often challenge the timing and amount of deductions, the apportionment of income among various tax jurisdictions, and compliance with federal, state and foreign tax laws. In evaluating the potential tax exposures associated with various tax filing positions the Company has taken, it establishes a tax reserve for probable exposures as it deems necessary.

During 2006, the Company reduced its tax contingency reserve by approximately $2.2 million due to the expiration of the statutory audit period related to certain income tax contingencies, as well as a determination that certain income tax contingency reserves were no longer necessary.

During 2005, the Company concluded a state tax examination related to research and experimentation credit claims for refund for the years ended December 1998 and December 1999. Based on the favorable conclusion of this examination, the Company recorded a reduction in its tax contingency reserve of approximately $0.2 million.

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

The income tax provision (benefit) that was based on income (loss) from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Income tax provision (benefit) at statutory rate	$14,243	$10,311	$(7,434)
Increase (decrease) in taxes resulting from:
Goodwill impairment	—	—	5,328
State tax (net of federal benefit)	55	720	62
Foreign rate variance	850	(52)	1,154
Income tax credits	—	—	(260)
Valuation allowance	(10,792)	(7,063)	2,952
Reduction of tax contingency	(2,160)	(243)	(2,955)
Other, net	(3)	73	174

	$2,193	$3,746	$(979)

Income tax benefits of $0.03 million, $0.9 million and $0.3 million were allocated to discontinued operations for 2006, 2005 and 2004, respectively.

Deferred tax assets and liabilities determined in accordance with SFAS No. 109 reflect the impact of temporary differences between amounts of assets and liabilities for tax and financial reporting purposes. Tax laws measure such amounts and the expected future tax consequences of net operating loss carryforwards.

Temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities recognized in the balance sheets, were as follows:

(In thousands)	December 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$40,892	$53,133
Accruals and other items not currently deductible for tax purposes	15,538	16,055
Tax credit carryforwards	16,956	15,120
Capital loss carryforwards	2,534	2,643
Other basis differences	6,055	2,098
Valuation allowance	(59,311)	(65,553)

Total deferred tax assets	22,664	23,496
Deferred tax liabilities:
Purchased intangible assets	16,491	18,238
Accruals not currently taxable	162	30
Accelerated depreciation methods used for tax purposes	3,954	2,831

Total deferred tax liabilities	20,607	21,099

	$2,057	$2,397

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 30, 2006, due to uncertainties surrounding the realization of the cumulative federal, state, and foreign net operating losses sustained during 2004 and 2003, the Company had a valuation allowance of $59.3 million against its deferred tax assets. When recognized, $8.8 million of the tax benefits relating to any reversal of the valuation allowance will be accounted for as an increase in stockholders’ equity for certain tax deductions from employee stock options, $0.2 million will reduce goodwill and the remaining amount will be accounted for as a reduction of income tax expense.

At December 30, 2006, the Company had gross federal, state, and foreign net operating loss carryforwards totaling approximately $129.6 million, $30.9 million, and $5.3 million, respectively. Of the $129.6 million federal net operating loss carryforwards, approximately $14.6 million related to non-qualified stock-based expense. Federal net operating loss carryforwards begin to expire in 2020; state net operating loss carryforwards begin to expire in 2010. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely, although some will begin to expire in 2010.

Due to the “change of ownership” provision of the Tax Reform Act of 1986, utilization of the Company’s net operating loss carryfowards may be subject to an annual limitation against taxable income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

The Company has federal and state income tax credit carryforwards of $8.2 million and $8.8 million, respectively, which expire in years 2007 through 2024. The Company has gross federal capital loss carryforwards of approximately $6.5 million which will begin to expire in 2007.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no U.S. federal or state liability has been recorded totaled approximately $23.1 million and $11.9 million at December 30, 2006 and December 31, 2005, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. liability.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA provides several incentives for U.S. multinational corporations and U.S. manufacturers. Subject to certain limitations, the incentives include an 85% dividends received deduction for certain dividends from controlled foreign corporations that repatriate accumulated income abroad, and a deduction for domestic qualified production activities taxable income. The Company has not repatriated foreign earnings under the AJCA.

NOTE 13 STOCKHOLDERS’ EQUITY TRANSACTIONS

In 2003, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 3.9 million shares, or 10% of the Company’s then-outstanding stock. In May 2005, the Company purchased an aggregate of 174,833 shares of its common stock in the open market at an average price of $13.72 per share for a total of $2.4 million. In June 2005, the Company purchased 3,220,300 shares of its common stock from Thermo that had been previously issued as part of the consideration for the acquisition of Spectra-Physics from Thermo in July 2004. The Company purchased the shares at a price of $13.56 per share for a total of $43.7 million.

In the second quarter of 2006, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to purchase up to 4.2 million shares of its common stock. This new program replaced the Company’s previous repurchase program. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. As of December 30, 2006, the Company had not made any purchases under this program.

In 2006 and 2005, the Company received and cancelled 80,686 and 9,293 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of shares of restricted stock issued to them under the Company’s stock incentive plans. The value of these shares totaled $1.4 million and $0.1 million, respectively, at the time they were received.

NOTE 14 FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable Securities

Marketable securities are classified as available for sale and are carried at fair value in the accompanying consolidated balance sheets. The fair values are based upon quoted market prices.

Investments

Included in investments and other assets in the accompanying consolidated balance sheets are other long-term minority interest investments in companies that are carried at cost. The estimated fair value of the investments was calculated based upon the indicated fair value using the most recent valuation.

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

The estimated fair values of the Company’s financial instruments were as follows:

	December 30, 2006		December 31, 2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$35,930	$35,930	$30,112	$30,112
Marketable securities	49,483	49,483	40,910	40,910
Investments	2,890	3,633	2,890	3,633
Note receivable related to sale of business	5,642	5,642	6,601	6,601
Short-term obligations	9,481	9,481	12,559	12,559
Long-term debt	50,688	50,688	49,996	49,996

NOTE 15 DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $4.7 million, $4.8 million and $2.4 million for 2006, 2005 and 2004, respectively. Expense in 2004 included the matching contributions for employees of Spectra-Physics from July 16, 2004, the closing date of the acquisition.

NOTE 16 DEFINED BENEFIT PENSION PLANS

Several of the Company’s non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs was based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions were based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

At December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which requires the Company to recognize the funded status (or the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income, net of taxes. The incremental effect of applying SFAS No. 158 on individual line items in the statements of financial position was as follows:

(In thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$23,479	$364	$23,843
Total assets	592,651	364	593,015

Liability for pension benefits	10,555	1,095	11,650

Accumulated other comprehensive income	3,679	731	4,410
Total stockholders’ equity	434,222	731	434,953

The measurement date for the amounts shown below was as of December 30, 2006, December 31, 2005 and January 1, 2005. The 2004 information below included pension plan information related to Spectra-Physics from July 14,

2004, the closing date of the acquisition. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Service cost	$641	$580	$258
Interest cost on projected benefit obligation	599	590	306
Expected return on plan assets	(162)	(150)	(97)
Recognized net actuarial loss	50	—	18
Amortization of unrecognized gain	—	—	30

	$1,128	$1,020	$515

The activity under and the balance sheet impact of the Company’s defined benefit plans was as follows:

(In thousands)	December 30, 2006	December 31, 2005
Change in benefit obligation:
Benefit obligation, beginning of year	$16,048	$15,335
Service cost	576	580
Interest cost	599	590
Contributions by plan participants	20	18
Actuarial (gains) losses	(622)	1,856
Benefits paid	(865)	(446)
Currency translation adjustments	1,322	(1,885)

Benefit obligation, end of year	17,078	16,048

Change in plan assets:
Fair value of plan assets, beginning of year	4,443	3,966
Company contributions	1,080	1,047
Contributions by plan participants	20	18
Actual return on plan assets	322	149
Benefits paid	(744)	(266)
Currency translation adjustments	307	(471)

Fair value of plan assets, end of year	5,428	4,443

Funded status	$(11,650)	(11,605)

Unrecognized net actuarial loss		1,738

Net amount recognized		$(9,867)

Amounts recognized in the balance sheet:
Current portion of pension liabilities	$(220)	$—
Accrued pension liabilities	(11,430)	(11,311)

Total accrued pension liabilities	(11,650)	(11,311)
Accumulated other comprehensive income	731	1,220
Deferred taxes	364	224

Net amount recognized		$(9,867)

At December 30, 2006, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $17.1 million, $15.5 million and $5.4 million, respectively. At December 31, 2005, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $16.0 million, $14.5 million and $4.4 million, respectively. At December 31, 2005, the amount included in accumulated other comprehensive income in the accompanying consolidated balance sheets from the recognition of the additional minimum pension liabilities prior to the adoption of SFAS No. 158 was $1.2 million, net of taxes, of which all was reversed through other comprehensive income during 2006 due to the elimination of the minimum pension liabilities at December 30, 2006.

Estimated benefit payments for the next 10 years at December 30, 2006 were as follows:

(In thousands)	Estimated Benefit Payments
2007	$1,739
2008	1,461
2009	881
2010	370
2011	1,300
2012-2016	4,172

$9,923

The Company expects to contribute approximately $1.1 million to the plans during 2007.

The weighted average rates used to determine the net periodic benefit costs were as follows:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Discount rate	3.8%	3.7%	4.3%
Rate of increase in salary levels	2.9%	3.0%	3.1%
Expected long-term rate of return on assets	3.4%	3.3%	4.1%

The weighted average rates used to determine benefit obligations at the respective periods were as follows:

	December 30, 2006	December 31, 2005
Discount rate	3.9%	3.7%
Rate of increase in salary levels	2.9%	3.0%
Expected long-term rate of return on assets	3.4%	3.3%

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

Plan assets were held in the following categories as a percentage of total plan assets:

	December 30, 2006	December 31, 2005
Cash	34%	27%
Pooled funds of insurance companies	66	73

	100%	100%

The Company’s pension assets listed above were invested in pooled funds of insurance companies. Such pooled funds were invested in debt securities, equity securities, real estate and cash. Asset management objectives included maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements. Such pooled funds may, from time to time, use derivatives, but only in a risk management capacity.

Other Pension-Related Assets

As of December 30, 2006 and December 31, 2005, the Company had assets with aggregate market values of approximately $5.8 million and $5.1 million, respectively, which it has set aside in connection with its German pension plans. Such funds were being held and invested by the insurance company administering these plans, in accordance with German pension laws. As of December 30, 2006 and December 31, 2005, such funds were invested in debt securities 89%, real estate 7% and equity securities 4%. Because these assets were not assets of the pension plan and could be accessed by the Company, they were not included in the funded status shown above. Such assets are included in investment and other assets in the accompanying consolidated balance sheets.

NOTE 17 BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures and markets its products within two distinct business segments, its Lasers Division and its PPT Division. In July 2004, the Company acquired all of the issued and outstanding capital stock of Spectra-Physics. The Company established the laser and laser-related technology business of Spectra-Physics as a new business segment, the Lasers Division, and combined Spectra-Physics’ photonics businesses with the Company’s former Industrial and Scientific Technologies Division to create its new PPT Division. The 2004 business segment information included the operations of Spectra-Physics from July 16, 2004, the closing date of the acquisition. In 2005, in connection with the decision to divest its robotic systems operations, the Company realigned its business segments to eliminate the previously reported APAS Division. Portions of this division were reclassified into the PPT Division and the balance has been reported in discontinued operations. All prior period financial information has been reclassified to reflect these new segments. In November 2006, the Company acquired from Picarro certain assets and liabilities of Picarro’s Laser Products business, which designs and manufactures solid-state lasers targeted primarily at the life and health sciences markets. The acquired business has been included in the Company’s Lasers Division.

The Lasers Division offers a broad array of laser technology products and services to original equipment manufacturer and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, diode lasers, high-energy pulsed lasers, tunable lasers, air-cooled ion lasers, water-cooled ion lasers and nitrogen lasers.

The PPT Division’s products and systems are used in applications that range from basic research and development activities to high-precision manufacturing. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications. With the acquisition of Spectra-Physics, the Company added additional photonics instruments and components (including light sources, monochromators and spectroscopy instrumentation), as well as thin-film optical filters, ruled and holographic diffraction gratings and crystals, to its existing portfolio of photonics, precision micro-positioning, vibration isolation, optics and opto-mechanical components, instrumentation and systems. The PPT Division also offers complete turnkey systems for advanced applications in the packaging of communications and electronic devices, including the manufacture of microwave, optical, radio frequency and multi-chip modules.

The Company measured operating income reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain net sales, corporate expenses, interest expense, net, income taxes, and restructuring and other non-recurring charges.

Selected segment financial information for the Company’s reportable segments for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were as follows:

(In thousands)	Lasers Division (1)	PPT Division	Total
Year ended December 30, 2006
Sales to external customers	$190,842	$262,132	$452,974
Depreciation and amortization	7,480	5,570	13,050
Segment income	8,218	56,542	64,760
Segment assets	265,617	234,036	499,653
Expenditures for long-lived assets	3,711	5,400	9,111

Year ended December 31, 2005
Sales to external customers	$175,871	$227,862	$403,733
Depreciation and amortization	7,700	5,453	13,153
Segment income	15,099	40,279	55,378
Segment assets	253,550	208,467	462,017
Expenditures for long-lived assets	4,744	5,496	10,240

Year ended January 1, 2005
Sales to external customers	$84,331	$183,004	$267,335
Depreciation and amortization	3,478	6,590	10,068
Segment income	6,364	22,390	28,754
Segment assets	258,410	203,647	462,057
Expenditures for long-lived assets	2,273	2,206	4,479

(1)	Financial information for the year ended January 1, 2005 only included information from July 16, 2004, the closing date of the Spectra-Physics acquisition.

The following reconciles segment income to consolidated income (loss) from continuing operations before income taxes:

	Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Segment income	$64,760	$55,378	$28,754
Unallocated net sales (1)	1,750	—	—
Impairment and integration-related charges to cost of sales	—	—	(14,922)
Unallocated operating expenses	(24,880)	(23,908)	(18,347)
Restructuring, impairment, integration and other charges	—	—	(14,877)
Interest and other expense, net	(935)	(2,010)	(2,000)

Consolidated income (loss) from continuing operations before income taxes	$40,695	$29,460	$(21,392)

(1)	2006 includes revenue associated with licensing of certain intellectual property, which was not allocated to the business segments.

	As of or for the Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Depreciation and amortization for reportable segments	$13,050	$13,153	$10,068
Depreciation and amortization for discontinued operations	—	—	1,674
Depreciation and amortization for assets held at corporate	6,444	6,593	5,759

Total depreciation and amortization	$19,494	$19,746	$17,501

Assets of reportable segments	$499,653	$462,017	$462,057
Assets of discontinued operations	—	—	18,400
Assets held at corporate, primarily cash and cash equivalents and marketable securities	93,362	67,389	98,011

Total assets	$593,015	$529,406	$578,468

Expenditures for long-lived assets for reportable segments	$9,111	$10,240	$4,479
Expenditures for implementation of information systems	8,579	—	—
Expenditures for long-lived assets for discontinued operations	—	481	472
Expenditures for assets held at corporate	1,204	917	1,037

Total expenditures for long-lived assets	$18,894	$11,638	$5,988

Selected financial information for the Company’s operations by geographic area was as follows:

	As of or for the Year Ended
(In thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Geographic area net sales:
United States	$238,433	$215,600	$162,501
Europe	99,968	86,054	56,136
Pacific Rim	91,277	81,635	37,543
Other	25,046	20,444	11,155

	$454,724	$403,733	$267,335

Geographic area long-lived assets:
United States	$272,210	$265,054	$275,038
Europe	9,426	9,246	10,727
Other	1,279	404	467

	$282,915	$274,704	$286,232

NOTE 18 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (unaudited)

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 30, 2006:
Net sales	$103,186	$112,369	$114,275	$124,894
Gross profit	43,444	49,760	51,075	53,689
Income from continuing operations before extraordinary gain	6,330	9,249	10,488	12,435
Net income	5,678	9,249	10,287	12,213
Basic income from continuing operations before extraordinary gain per share (1)	0.16	0.23	0.26	0.30
Basic income per share (1)	0.14	0.23	0.25	0.30
Diluted income from continuing operations before extraordinary gain per share (1)	0.15	0.22	0.25	0.29
Diluted income per share (1)	0.14	0.22	0.25	0.29

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2005:
Net sales	$98,230	$98,636	$103,005	$103,862
Gross profit	40,319	41,166	43,696	44,072
Income from continuing operations before extraordinary gain	4,957	5,554	6,868	8,335
Net income (loss)	4,489	2,859	(2,255)	6,539
Basic income from continuing operations before extraordinary gain per share (1)	0.12	0.13	0.17	0.21
Basic income (loss) per share (1)	0.10	0.07	(0.06)	0.16
Diluted income from continuing operations before extraordinary gain per share (1)	0.11	0.13	0.17	0.20
Diluted income (loss) per share (1)	0.10	0.06	(0.05)	0.16

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income (loss) per share.

NOTE 19 SUBSEQUENT EVENTS

In February 2007, the Company issued $175 million of convertible subordinated notes. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of approximately $169.5 million after deducting offering fees and expenses. The notes are subordinated to all of the Company’s existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2007. These notes will be included in long-term debt, and the offering fees and expenses of approximately $5.5 million will be included in other long-term assets in investments and other assets, which will be amortized through February 15, 2012.

Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share), only under the following circumstances: (i) if the closing price of the Company’s common stock reaches, or the trading price of the notes fall below, specified thresholds for a specified number of trading days, (ii) if specified distributions to holders of the Company’s common stock occur, (iii) if a fundamental change occurs or (iv) during the period from and including January 15, 2012 to, but excluding, the maturity date. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.

The Company used approximately $40.0 million of the net proceeds from the offering to repurchase 2,120,000 million shares of the Company’s common stock at a purchase price of $18.86 per share, which shares were retired and returned to the status of authorized but unissued shares. The Company used approximately $48.2 million of the net proceeds from the offering to prepay all of its long-term debt owed to Thermo pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004. Such note was due on July 16, 2009, had a face principal amount of $50.0 million and bore interest at a rate of 5% per annum. In accordance with generally accepted accounting principles, the Company had valued such note at a discount, using a rate of 6.75% to reflect a market rate of interest for similar debt with similar characteristics, which discount was being amortized on a straight line basis until maturity. As the prepayment price approximated the current carrying value of the note, the gain on such prepayment was not material.

NEWPORT CORPORATION

Schedule II

Consolidated Valuation Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Additions Charged to Other Accounts (2)	Write-Offs (3)	Other Charges Add/Deduct (4)	Balance at End of Period
Year Ended December 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,402	$697	$—	$(629)	$33	$1,503
Reserve for inventory obsolescence	26,275	3,508	154	(7,059)	492	23,370
Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,057	$(234)	$—	$(226)	$(195)	$1,402
Reserve for inventory obsolescence	30,324	2,969	—	(5,964)	(1,054)	26,275
Year Ended January 1, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$632	$376	$1,197	$(237)	$89	$2,057
Reserve for inventory obsolescence	15,894	1,602	16,017	(6,574)	3,385	30,324

(1)	In 2005, the Company revised its method of estimating its allowance for doubtful accounts based upon the Company’s historical collections experience. As a result, the allowance for doubtful accounts was reduced by approximately $0.7 million in 2005.
(2)	Amounts represent beginning balances acquired through purchase acquisitions.
(3)	Amounts are net of recoveries.
(4)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date.

3.2	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.8*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description of Exhibit
10.9*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.11*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Form of Offer Letter dated July 16, 2004, executed by the Registrant and certain of its executive officers in connection with the Registrant’s acquisition of Spectra-Physics, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.19*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.21	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit Number	Description of Exhibit
10.22	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.24	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

10.26	Amendment No. 4 to Loan Documents dated January 6, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

10.27	Amendment No. 5 to Loan Documents dated December 1, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2006).

10.28	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.