Form 10-Q
period 2007-03-31
NEWPORT CORP
filed 2007-05-10
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-01649

NEWPORT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of	94-0849175 (IRS Employer Identification No.)
incorporation or organization)

1791 Deere Avenue, Irvine, California (Address of principal executive offices)	92606 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 8, 2007, 38,886,490 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

Net sales	$107,264	$103,186
Cost of sales	60,633	59,742

Gross profit	46,631	43,444

Selling, general and administrative expense	30,014	26,544
Research and development expense	10,603	9,936

Operating income	6,014	6,964

Interest and other income (expense), net	201	(624)

Income from continuing operations before income taxes	6,215	6,340

Income tax provision	964	10

Income from continuing operations	5,251	6,330

Loss from discontinued operations, net of income tax benefits of $0 and $119, respectively	—	(652)

Net income	$5,251	$5,678

Basic income (loss) per share:
Income from continuing operations	$0.13	$0.16
Loss from discontinued operations, net of income taxes	—	(0.02)

Net income	$0.13	$0.14

Diluted income (loss) per share:
Income from continuing operations	$0.13	$0.15
Loss from discontinued operations, net of income taxes	—	(0.01)

Net income	$0.13	$0.14

Shares used in the computation of income (loss) per share:
Basic	40,303	40,290
Diluted	41,487	41,750
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$108,871	$35,930
Marketable securities	54,231	49,483
Accounts receivable, net of allowance for doubtful accounts of $1,104 and $1,503, respectively	83,518	94,325
Notes receivable, net	4,837	4,868
Inventories	104,543	94,899
Deferred income taxes	2,057	2,031
Prepaid expenses and other current assets	11,061	11,639

Total current assets	369,118	293,175

Property and equipment, net	58,090	57,400
Goodwill	174,863	175,281
Deferred income taxes	1,867	781
Intangible assets, net	49,218	50,234
Investments and other assets	21,642	16,144

	$674,798	$593,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$9,642	$9,481
Accounts payable	24,067	31,376
Accrued payroll and related expenses	21,274	27,443
Accrued expenses and other current liabilities	21,873	22,765
Accrued restructuring costs	482	1,211
Obligations under capital leases	93	91

Total current liabilities	77,431	92,367

Long-term debt	177,556	50,688
Obligations under capital leases, less current portion	1,341	1,346
Accrued pension liabilities	11,625	11,430
Accrued restructuring costs and other liabilities	5,039	2,231

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,579,791 and 41,457,632 shares issued and outstanding, respectively	4,619	4,838
Capital in excess of par value	429,896	467,235
Accumulated other comprehensive income	5,355	4,410
Accumulated deficit	(38,064)	(41,530)

Total stockholders’ equity	401,806	434,953

	$674,798	$593,015

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,251	$5,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,051	4,707
Stock-based compensation expense	2,842	1,180
Loss on disposal of business	—	803
Provision for losses on inventories	46	1,401
Provision for doubtful accounts, net	(67)	88
(Gain)/loss on disposal of property and equipment	22	(17)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	11,193	(292)
Inventories	(9,577)	(2,845)
Prepaid expenses and other current assets	616	114
Other assets and liabilities	14	(303)
Accounts payable	(7,398)	411
Accrued payroll and related expenses	(6,237)	(2,449)
Accrued expenses and other current liabilities	(976)	(1,069)
Accrued restructuring costs	(368)	(628)

Net cash provided by operating activities	412	6,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,131)	(2,237)
Purchase of property and equipment related to information systems implementation	(2,037)	(2,995)
Proceeds from the sale of property and equipment	—	15
Purchase of marketable securities	(21,382)	(9,214)
Proceeds from the sale of marketable securities	16,890	10,380

Net cash used in investing activities	(8,660)	(4,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	175,000	—
Debt issuance costs	(5,473)	—
Repayment of long-term debt and obligations under capital leases	(48,223)	(19)
Short-term borrowings, net	141	785
Proceeds from the issuance of common stock under employee plans	1,044	5,185
Purchases of the Company’s common stock and restricted stock units	(41,501)	(1,039)

Net cash provided by financing activities	80,988	4,912
Impact of foreign exchange rate changes on cash balances	201	(197)

Net increase in cash and cash equivalents	72,941	7,443
Cash and cash equivalents at beginning of period	35,930	30,112

Cash and cash equivalents at end of period	$108,871	$37,555

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$904	$738
Income taxes, net	$223	$1,424
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
NOTE 1 BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The results for the interim periods are not necessarily indicative of results for the full year ending December 29, 2007. The December 30, 2006 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.
NOTE 3 DISCONTINUED OPERATIONS
Following the Company’s acquisition of Spectra-Physics, Inc. and certain related entities (Spectra-Physics), the Company conducted a strategic review of all of its businesses and concluded that its robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to the Company’s overall strategy. Consequently, in the first quarter of 2005, the Company’s Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005. These operations have been reflected in discontinued operations for all periods presented. In the three months ended April 1, 2006, the Company adjusted the loss on the sale of these operations by approximately $0.7 million, net of income taxes.
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
There were no foreign exchange contracts outstanding as of March 31, 2007 or December 30, 2006.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
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
Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At March 31, 2007 and December 30, 2006, notes receivable, net totaled $4.8 million and $4.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of three banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At March 31, 2007 and December 30, 2006, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $2.3 million and $2.4 million, respectively.
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
The Company presents all taxes collected from customers and remitted to government authorities on a net basis in accrued expenses and other current liabilities and does not include such taxes in net sales.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
NOTE 7 STOCK-BASED COMPENSATION
The Company maintains the 2006 Performance-Based Stock Incentive Plan (2006 Plan), under which stock appreciation rights, restricted stock, restricted stock units, incentive and non-qualified stock options may be granted to directors, officers, employees, consultants and other service providers. The vesting of substantially all awards granted to officers and employees under the 2006 Plan will occur over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of the Company’s Board of Directors, and all awards will be subject to forfeiture if employment or other service terminates prior to the vesting of the awards. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years. There were no awards granted under the 2006 Plan during the three month period ended March 31, 2007.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. Certain of the Company’s awards vest based upon the achievement of certain annual financial performance goals established by the Compensation Committee of the Company’s Board of Directors. The Company estimates the achievement of such goals in each reporting period. The fair value of an award, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Cost of sales	$232	$—
Selling, general and administrative expense	2,297	1,120
Research and development expense	313	60

	$2,842	$1,180

For the three months ended March 31, 2007 and April 1, 2006, approximately $0.3 million and $0.1 million, respectively, of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and reflected in inventories.
As required by SFAS No. 123R, the Company estimates the expected future forfeitures of stock options, restricted stock and restricted stock units and has recognized compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed a forfeiture rate of 12.4% in recognizing compensation expense for both the three months ended March 31, 2007 and April 1, 2006.
At March 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was approximately $8.8 million (net of estimated forfeitures of $1.3 million) including approximately $6.7 million in compensation expense related to stock-based awards subject to performance conditions. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in actual or estimated forfeitures. This cost will also be adjusted in the event that the Company determines that the performance conditions applicable to any stock-based awards have not or will not be achieved in whole or in part.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be offset substantially by a reduction in the valuation reserve due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.
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
Adoption of FIN 48
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
The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the first quarter of 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million net increase to reserves for uncertain tax positions, of which $1.8 million was accounted for as an increase to the beginning balance of accumulated deficit and $1.1 million was accounted for as an increase to deferred tax assets. The Company does not presently anticipate a material change in such uncertain tax positions prior to March 31, 2008; accordingly, all such reserve balances are included in long-term liabilities.
At the adoption date of FIN 48, the Company had approximately $8.4 million of unrecognized tax benefits, and if recognized, approximately $5.3 million of such tax benefits would affect the Company’s effective tax rate.
The Company’s policy is to record interest and penalties associated with income tax obligations as income tax expense. Such amounts were not significant at the date of adoption or for the three months ended March 31, 2007.
The Company is subject to audit by federal, state and foreign tax authorities in the ordinary course of business. The Company’s subsidiary in France is currently under an income tax audit for the years 2003 to 2005. The Company expects this audit to be completed within 12 months and believes that its current tax reserves will be sufficient to cover the assessment of additional tax owed, if any.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
The Company and its subsidiaries file income tax returns in the U.S. and various state and local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2003 through current periods
California	2002 through current periods
France	2003 through current periods
Germany	2001 through current periods
Japan	2000 through current periods
However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2000 tax year.
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
Inventories were as follows:

	March 31,	December 30,
(In thousands)	2007	2006

Raw materials and purchased parts	$60,147	$53,773
Work in process	11,941	13,499
Finished goods	32,455	27,627

	$104,543	$94,899

Approximately $9.1 million was reclassified from work in process to raw materials and purchased parts at December 30, 2006 to conform to the current period presentation.
NOTE 10 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows:

	March 31,	December 30,
(In thousands)	2007	2006

Deferred revenue	$8,718	$7,986
Accrued warranty obligations	5,096	5,159
Other	8,059	9,620

	$21,873	$22,765

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.
The activity in accrued warranty obligations was as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Balance at beginning of year	$5,159	$5,255
Additions charged to cost of sales	1,972	1,836
Warranty claims	(2,035)	(1,567)

Balance at end of period	$5,096	$5,524

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
The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which consisted solely of facility consolidation costs at December 30, 2006:

Facility
(In thousands)	Consolidation

Accrued restructuring at December 30, 2006	$1,560
Cash payments	(57)

Accrued restructuring at March 31, 2007	$1,503

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At both March 31, 2007 and December 30, 2006, $0.3 million of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.2 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.
Other Restructuring Plans
As of March 31, 2007, approximately $0.1 million of accrued costs related to the Company’s 2002 Restructuring Plan remained on the Company’s consolidated balance sheet. The Company will no longer report the activity under this restructuring plan as the remaining balance of the accrual is not material.
In connection with the acquisition of the Laser Products business of Picarro, Inc. and Picarro Canada, Inc. in November 2006, management approved a preliminary plan to reduce the size of the facility space used for the operation of the acquired business and recorded and estimated reserve of approximately $0.5 million. The Company finalized its plan in the first quarter of 2007 and entered into a sublease agreement with a third party for a portion of the space. As a result, in the first quarter of 2007, the Company reduced the reserve by approximately $0.4 million to approximately $0.1 million, resulting in a reduction in goodwill of approximately $0.4 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
NOTE 13 DEBT AND LINES OF CREDIT
In February 2007, the Company issued $175 million of convertible subordinated notes. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of approximately $169.9 million after deducting offering fees and expenses. The notes are subordinated to all of the Company’s existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2007. The notes are included in long-term debt. The offering fees and expenses of approximately $5.5 million are included in other long-term assets in investments and other assets, and will be amortized through February 15, 2012 using the effective interest method.
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share), only under the following circumstances: (i) if the closing price of the Company’s common stock reaches, or the trading price of the notes fall below, specified thresholds for a specified number of trading days, (ii) if specified distributions to holders of the Company’s common stock occur, (iii) if a fundamental change occurs or (iv) during the period from and including January 15, 2012 to, but excluding the maturity date. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.
At December 30, 2006, the Company had a note payable with a principal amount of $50.0 million issued in connection with the Company’s acquisition of Spectra-Physics in July 2004, which was due on July 16, 2009. The note payable was valued at approximately $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics. In February 2007, the Company prepaid this note in full for $48.2 million with a portion of the proceeds from its issuance of convertible notes. As the prepayment price approximated the then current carrying value, the gain on such prepayment was not material.
At March 31, 2007 and December 30, 2006, the Company had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.32% at March 31, 2007) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At March 31, 2007, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.
The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.5 million at March 31, 2007) and expire as follows: $6.8 million on November 30, 2007, $5.1 million on March 31, 2008 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At March 31, 2007, the Company had $9.9 million outstanding and $4.6 million available for borrowing under these lines of credit. Approximately $7.3 million of the amount outstanding under these revolving lines of credit at March 31, 2007 is due prior to March 30, 2008 and is included in short-term obligations, and approximately $2.6 million is included in long-term debt in the accompanying consolidated balance sheets. The four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at March 31, 2007), have no expiration dates and bear interest at the bank’s prevailing rate. At March 31, 2007, the Company had $2.3 million outstanding and $4.5 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of March 31, 2007 was 1.8%.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
Total long-term debt was as follows:

	March 31,	December 30,
(In thousands)	2007	2006

Convertible subordinated notes due February 2012, interest at 2.5% per year, payable semiannually	$175,000	$—
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at March 31, 2007 and December 30, 2006)	2,556	2,525
Note payable due July 2009, interest at 5% per year, payable quarterly	—	50,000

Subtotal	177,556	52,525
Less: unamortized discount on note payable	—	(1,837)

	$177,556	$50,688

NOTE 14 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Interest and dividend income	$1,575	$644
Interest expense	(1,034)	(912)
Bank and portfolio asset management fees	(160)	(152)
Foreign exchange losses, net	(211)	(209)
Gains on sales of marketable securities, net	7	14
Other income (expense), net	24	(9)

	$201	$(624)

NOTE 15 ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following:

	March 31,	December 30,
(In thousands)	2007	2006

Cumulative foreign currency translation gains	$6,155	$5,267
Unrecognized net pension losses	(737)	(731)
Unrealized losses on marketable securities	(63)	(126)

	$5,355	$4,410

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Net income	$5,251	$5,678
Foreign currency translation gains (losses)	888	(1,034)
Unrecognized net pension losses	(6)	—
Minimum pension liability adjustments	—	(14)
Unrealized gains (losses) on marketable securities, net of reclassification adjustment	63	(3)

	$6,196	$4,627

The unrealized gains (losses) on marketable securities, net of reclassification adjustments, which are included in comprehensive income, were as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Unrealized holding period gains arising during period	$70	$11
Less: reclassification adjustment for (gains) losses included in net income	(7)	(14)

	$63	$(3)

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
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Service cost	$157	$154
Interest cost on benefit obligation	159	145
Expected return on plan assets	(46)	(40)
Net loss	2	7

	$272	$266

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
NOTE 17 NET INCOME PER SHARE
The following table sets forth the numerator and denominator used in the computation of net income per share:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Numerator for basic and diluted net income per share:
Income from continuing operations	$5,251	$6,330
Loss from discontinued operations, net of income taxes	—	(652)

Net income	$5,251	$5,678

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	40,303	40,384
Weighted unvested restricted stock outstanding	—	(94)

Denominator for basic net income per share:	40,303	40,290

Effect of dilutive securities:
Employee stock options and restricted stock units	1,184	1,366
Restricted stock	—	94

Denominator for diluted net income per share:	41,487	41,750

Common stock equivalents consisting of 532,360 performance-based restricted stock units have been excluded from the denominator for purposes of calculating diluted net income per share for the three months ended March 31, 2007, as the applicable performance criteria had not been met as of the end of such period. For the three months ended April 1, 2006, there were no performance-based restricted stock units outstanding.
For the three months ended March 31, 2007, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during the period was below $24.05 per share, and the convertible subordinated notes, if converted, would require only cash settlement.
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
The Company measured operating income reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain net sales, corporate expenses, interest and other expense, net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total

Three months ended March 31, 2007:
Sales to external customers	$42,329	$64,935	$107,264
Segment income (loss)	(432)	13,954	13,522

Three months ended April 1, 2006:
Sales to external customers	$41,757	$61,429	$103,186
Segment income	75	13,216	13,291

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 31, 2007
The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Segment income	$13,522	$13,291
Unallocated operating expenses	(7,508)	(6,327)
Interest and other income (expense), net	201	(624)

	$6,215	$6,340

NOTE 19 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a new share repurchase program, authorizing the purchase of up to 4.2 million shares of its common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. As of March 31, 2007, the Company had not made any purchases under this program.
In February 2007, the Company repurchased 2,120,000 shares of its common stock at a purchase price of $18.86 per share, for a total of approximately $40.0 million, using a portion of the proceeds received from its issuance of convertible notes. Such repurchase was approved by the Company’s Board of Directors in addition to the previously approved share repurchase program.
In the three months ended March 31, 2007, the Company cancelled 93,148 restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans. The value of these restricted stock units totaled approximately $1.5 million at the time they were cancelled. In the three months ended April 1, 2006, the Company received and cancelled 61,208 shares of common stock in payment by employees of taxes and the exercise price owed upon the exercise of stock options and taxes owed upon the vesting of shares of restricted stock issued to them under the Company’s stock incentive plans. The value of these shares totaled approximately $1.0 million at the time they were received.
NOTE 20 SUBSEQUENT EVENT
In the second quarter of 2007 (through May 8, 2007), the Company repurchased a total of 793,334 shares of its common stock at an average purchase price of $15.79 per share, for a total of approximately $12.5 million, under the share repurchase program previously approved by the Company’s Board of Directors. After such repurchases, there were a total of approximately 3.4 million shares available for repurchase under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2007 and April 1, 2006
Introductory Note
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
The forward-looking statements included herein are based on current expectations of management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 30, 2006. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three month periods ended March 31, 2007 and April 1, 2006. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.
Unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes discontinued operations and relates only to continuing operations.
Adoption of FIN 48
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, Accounting For Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements. We adopted the provisions of FIN 48 on December 31, 2006, the first day of the first quarter of 2007. As a result of the implementation of FIN 48, we recognized a $2.9 million net increase to reserves for uncertain tax positions, of which $1.8 million was accounted for as an increase to the beginning balance of accumulated deficit and $1.1 million was accounted for as an increase to deferred tax assets. See further discussion in Note 8 (Income Taxes) of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
For a summary of our significant accounting policies and estimates, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the year ended December 30, 2006.
Stock-Based Compensation
The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Cost of sales	$232	$—
Selling, general and administrative expense	2,297	1,120
Research and development expense	313	60

	$2,842	$1,180

For the three months ended March 31, 2007 and April 1, 2006, approximately $0.3 million and $0.1 million, respectively, of stock-based compensation expense associated with personnel engaged in manufacturing was capitalized and reflected in inventories.
As required by SFAS No. 123R, we have estimated the expected future forfeitures of stock options, restricted stock and restricted stock units and have recognized compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures.
At March 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under our stock-based benefit plans that had not yet been recognized was approximately $8.8 million (net of estimated forfeitures of $1.3 million), including approximately $6.7 million in compensation expense related to stock-based awards subject to performance conditions. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in actual or estimated forfeitures. This cost will also be adjusted in the event that we determine that the performance conditions applicable to any stock-based awards have not or will not be achieved in whole or in part.

Accrued Restructuring Costs
2004 Restructuring Plan
The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which consist solely of facility consolidation costs:

Facility
(In thousands)	Consolidation

Accrued restructuring at December 30, 2006	$1,560
Cash payments	(57)

Accrued restructuring at March 31, 2007	$1,503

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At both March 31, 2007 and December 30, 2006, approximately $0.3 million of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and approximately $1.2 million of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities in the accompanying consolidated balance sheets.
Other Restructuring Plans
As of March 31, 2007, approximately $0.1 million of accrued costs related to our 2002 Restructuring Plan remained on our consolidated balance sheet. We will no longer report the activity under this restructuring plan as the remaining balance of the accrual is not material.
In connection with the acquisition of the Laser Products business of Picarro, Inc. and Picarro Canada, Inc. in November 2006, our management approved a preliminary plan to reduce the size of the facility space used for the operation of the acquired business and recorded and estimated reserve of approximately $0.5 million. We finalized our plan in the first quarter of 2007 and entered into a sublease agreement with a third party for a portion of the space. As a result, in the first quarter of 2007, we reduced the reserve by approximately $0.4 million to approximately $0.1 million, resulting in a reduction in goodwill of approximately $0.4 million.

Results of Operations for the Three Months Ended March 31, 2007 and April 1, 2006
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	March 31,	April 1,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	56.5	57.9

Gross profit	43.5	42.1

Selling, general and administrative expense	28.0	25.8
Research and development expense	9.9	9.6

Operating income	5.6	6.7

Interest and other income (expense), net	0.2	(0.6)

Income from continuing operations before income taxes	5.8	6.1

Income tax provision	0.9	—

Income from continuing operations	4.9	6.1

Loss from discontinued operations, net of income taxes	—	(0.6)

Net income	4.9%	5.5%

Net Sales
Net sales for the three months ended March 31, 2007 were $107.3 million, an increase of $4.1 million, or approximately 4%, compared with the corresponding period of 2006. Net sales by our Lasers Division increased $0.5 million, or approximately 1%, and net sales by our Photonics and Precision Technologies (PPT) Division increased by $3.6 million, or approximately 6%, compared with the corresponding period of 2006.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended March 31, 2007 were $35.1 million, a decrease of $1.3 million, or approximately 4%, compared with the same period of 2006. This decrease was attributable primarily to lower sales of certain of our laser products in the first quarter of 2007, offset in part by increased sales of our certain of our precision motion and optical component products. First quarter sales to these markets by our Lasers Division were negatively impacted by delays in the budgetary approvals of U.S. government funding for many public and private research programs. These delays caused many of our customers to delay placing orders funded under these programs until late in the quarter. Due to lead time constraints for manufacturing our products, we were unable to deliver products in response to these orders before the end of the quarter.
Net sales to the microelectronics market for the three months ended March 31, 2007 were $31.0 million, a decrease of $1.8 million, or approximately 6%, compared with the same period of 2006. The decrease in sales to this market in the first quarter of 2007 compared with the same period of 2006 was due to sales to a computer peripherals manufacturer of automated systems used in its manufacturing process that were $2.5 million lower in the first quarter of 2007 than in the first quarter of 2006. Shipments of such systems are typically made in batches rather than in a steady stream and do not occur every quarter.
Net sales to the life and health sciences market for the three months ended March 31, 2007 were $19.8 million, an increase of $3.3 million, or approximately 20%, compared with the same period of 2006. Both our Lasers and PPT Divisions saw increased sales, due primarily to the positive impact of new applications and growth areas for our products in this market. In addition, our Lasers Division benefited from additional sales resulting from our acquisition of Picarro’s Laser Products business in November 2006.

Net sales to our other end markets for the three months ended March 31, 2007 were $21.4 million, an increase of $3.9 million, or approximately 22%, compared with the same period of 2006. The increase was due primarily to increased sales to fiber optic telecommunications and graphics technology customers in the 2007 period compared with the corresponding period of 2006.
Domestic and international sales by end market were as follows:

Domestic Sales:	Three Months Ended			Percentage
	March 31,	April 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$15,562	$14,586	$976	6.7%
Microelectronics	23,786	23,629	157	0.7
Life and health sciences	9,264	9,306	(42)	(0.5)
Other end markets	7,604	6,213	1,391	22.4

	$56,216	$53,734	$2,482	4.6%

International Sales:	Three Months Ended			Percentage
	March 31,	April 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$19,537	$21,814	$(2,277)	(10.4)%
Microelectronics	7,186	9,173	(1,987)	(21.7)
Life and health sciences	10,525	7,235	3,290	45.5
Other end markets	13,800	11,230	2,570	22.9

	$51,048	$49,452	$1,596	3.2%

Geographically, net sales to international customers were as follows:

	Three Months Ended			Percentage
	March 31,	April 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Europe	$25,662	$21,185	$4,477	21.1%
Pacific Rim	19,213	21,936	(2,723)	(12.4)
Other	6,173	6,331	(158)	(2.5)

	$51,048	$49,452	$1,596	3.2%

The increase in sales to international customers for the three months ended March 31, 2007 compared with the same period in 2006 was due to stronger sales to customers in our life and health sciences and other end markets, offset in part by weaker sales to customers in our scientific research and microelectronics markets. The decrease in international sales to the scientific research market in the first quarter of 2007 compared with the same period in 2006 was due primarily to lower sales to customers in the Pacific Rim. The decrease in international sales to the microelectronics market in the first quarter of 2007 compared with the same period in 2006 was due to sales to a computer peripherals manufacturer of automated systems used in its manufacturing process that were $2.5 million lower in the first quarter of 2007 than in the first quarter of 2006.
The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. Currency fluctuations did not have a material impact on our results for the three months ended March 31, 2007 compared with the corresponding 2006 periods.
We expect our net sales in the second quarter of 2007 to be higher than the first quarter of 2007. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect our sales to the scientific research, aerospace and defense/security markets in the second quarter of 2007 to be higher than the first quarter of 2007, due primarily to the expected recovery from the normal seasonal slowness that we experienced in the first quarter in the scientific research market, as well as the expected delivery in the second quarter of products for orders that we received late in the first quarter from customers in that market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels, but will increase over time as we increase our penetration of these markets.
We expect our sales to the microelectronics market to be similar to or slightly higher in the second quarter of 2007 compared with the first quarter of 2007, due primarily to improved execution in our Lasers Division. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.
We expect our sales to the life and health sciences market for the second quarter of 2007 to be higher than the first quarter of 2007 due to improved market conditions and continued market penetration. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to the concentration of our sales within a limited number of OEM customers in this market, but to increase over time as we increase our penetration of this market.
Gross Margin
Gross margin was 43.5% and 42.1% for the three months ended March 31, 2007 and April 1, 2006, respectively. Gross margin for the three month period of 2007 was positively impacted compared with the same period of 2006 by the operating leverage provided by the slightly higher sales volume, which resulted in increased absorption of fixed overhead, as well as to the success of our initiative to reduce the costs of purchased materials.
We expect our gross margin in the second quarter of 2007 to be slightly higher than the first quarter of 2007.
Selling, General and Administrative (SG&A) Expense
SG&A expense totaled $30.0 million, or 28.0% of net sales, and $26.5 million, or 25.8% of net sales, for the three months ended March 31, 2007 and April 1, 2006, respectively. The increase was due primarily to higher personnel costs in the first quarter of 2007, related in part to continued funding of sales and marketing efforts to increase our revenue levels. In addition, we incurred approximately $1.2 million of incremental non-cash SG&A expense in the first quarter of 2007 related to equity awards granted in the third quarter of 2006, which did not impact the first quarter of 2006.
We expect that SG&A expense in the second quarter of 2007 will be slightly higher than in the first quarter of 2007. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
R&D expense totaled $10.6 million, or 9.9% of net sales, and $9.9 million, or 9.6% of net sales, for the three months ended March 31, 2007 and April 1, 2006, respectively. The increase in R&D expense in the first quarter of 2007 compared with the same period in 2006 was due primarily to continued investment in new product development programs.
We expect that R&D expense in the second quarter of 2007 will be slightly higher than the first quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, these changes in R&D expense will likely not be in proportion to the changes in net sales.

Interest and Other Income (Expense), Net
Interest and other income, net for the three months ended March 31, 2007 totaled $0.2 million and interest and other expense, net for the three months ended April 1, 2006 totaled $0.6 million. The improvement in the first quarter of 2007 was due primarily to our sale of $175 million of convertible subordinated notes in February 2007. This financing increased our cash balances significantly, which together with higher average interest rates earned on these balances, resulted in higher interest income than in the prior year period.
We expect that interest and other income, net in the second quarter of 2007 will be approximately the same as the first quarter level. In general, we expect to record interest and other income, net, in future periods, due primarily to interest earned on higher levels of cash and marketable securities, offset in part by interest expense incurred on higher levels of debt, as a result of our issuance of convertible subordinated notes in February 2007.
Income Taxes
Our effective tax rate for the three months ended March 31, 2007 was 15.5%, compared with 0.2% in the corresponding prior year period. We have recorded a valuation reserve against our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be offset substantially by a reduction in the valuation reserve due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three months ended March 31, 2007 and April 1, 2006, tax expense consisted primarily of certain required state income taxes and taxes in certain foreign jurisdictions. However, in the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and accordingly reduced our tax contingency reserve by approximately $1.2 million, which offset most of our tax expense in the first quarter of 2006.
We expect our tax rate in the second quarter of 2007 to be approximately 16% to 17%, which rate will vary depending on the levels of our certain required state minimum income taxes, taxes on our foreign earnings and adjustments to our reserve assumptions.
Liquidity and Capital Resources
Net cash provided by our operating activities of $0.4 million for the three months ended March 31, 2007 was attributable primarily to the cash provided by our results of operations and a decrease in accounts receivable due to lower sales in the first quarter, offset in part by an increase in inventories to support the higher expected sales level in the second quarter and decreases in accounts payable and accrued payroll and related expenses.
Net cash used in investing activities of $8.7 million for the three months ended March 31, 2007 consisted primarily of net purchases of property and equipment of $4.2 million, including approximately $2.0 million in amounts capitalized in connection with the implementation of our new global information systems platform, and net purchases of marketable securities of approximately $4.5 million.
Net cash provided by financing activities of $81.0 million for the three months ended March 31, 2007 consisted primarily of proceeds from the issuance of $175 million of convertible subordinated notes. Cash received was offset in part by payments made from the proceeds of this convertible debt offering, including the prepayment of all of our long-term debt owed to Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (“Thermo”) for $48.2 million, the repurchase of 2,120,000 shares of our common stock for approximately $40.0 million, and the payment of expenses associated with the offering totaling $5.5 million. Cash received was also offset in part by payments of approximately $1.5 million in connection with the cancellation of restricted stock units in payment of the taxes owed by employees upon the vesting of restricted stock units issued to such employees under our stock incentive plans.

At March 31, 2007, we had cash and cash equivalents of $108.9 million and marketable securities of $54.2 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.
At March 31, 2007, we had a total of seven lines of credit, including one domestic revolving line of credit, two revolving lines of credit with Japanese banks, and four other lines of credit with Japanese banks, which we use to sell trade notes receivable with recourse to the banks.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.32% at March 31, 2007) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At March 31, 2007, there were no balances outstanding under this line of credit, with $3.9 million available, after considering outstanding letters of credit totaling $1.1 million.
Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.5 million at March 31, 2007) and expire as follows: $6.8 million on November 30, 2007, $5.1 million on March 31, 2008 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At March 31, 2007, we had $9.9 million outstanding and $4.6 million available for borrowing under these lines of credit. Approximately $7.3 million of the amount outstanding under these revolving lines of credit at March 31, 2007 is due prior to March 30, 2008 and is included in short-term obligations in the accompanying consolidated balance sheets, and approximately $2.6 million is included in long-term debt in the accompanying consolidated balance sheets, as the due date of this portion of the outstanding borrowings is June 30, 2008. Our four other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 800 million yen ($6.8 million at March 31, 2007), have no expiration dates and bear interest at the bank’s prevailing rate. At March 31, 2007, we had $2.3 million outstanding and $4.5 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of March 31, 2007 was 1.8%.
In 2006, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.2 million shares of common stock. As of March 31, 2007, we had not purchased any shares under this program. However, in the second quarter of 2007 (through May 8, 2007), we repurchased a total of 793,334 shares of our common stock at an average purchase price of $15.79 per share, for a total of approximately $12.5 million. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.
In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. In the three months ended March 31, 2007 and April 1, 2006, we used approximately $2.0 million and $3.0 million, respectively, of cash for capital expenditures related to this implementation. During the remainder of 2007 and 2008, we expect to use a total of approximately $4 million to $7 million of cash for additional expenses and capital expenditures related to this implementation.
We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 30, 2006, and there can be no assurance that we will not require additional funding in the future or that such financing would be obtainable on terms favorable to us and would not be dilutive.
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
Contractual Obligations
In February 2007, we issued $175 million of convertible subordinated notes due 2012, and we prepaid in full all of our long-term debt owed to Thermo from the proceeds of such offering. The table below reflects our long-term debt, and capital and operating lease obligations at March 31, 2007. As of March 31, 2007, we had no material purchase obligations.

	Capital	Operating	Long-Term	Total
(In thousands)	Leases	Leases	Debt	Obligations

Payments Due By Period:
2007	$137	$6,972	$—	$7,109
2008	182	6,552	2,556	9,290
2009	182	4,735	—	4,917
2010	181	4,392	—	4,573
2011	180	4,031	—	4,211
Thereafter	1,132	4,813	175,000	180,945

Total minimum lease payments	1,994	$31,495	$177,556	$211,045

Less amount representing interest	(560)

Present value of net minimum capital lease payments	$1,434

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three months ended March 31, 2007. There were no forward exchange contracts outstanding at March 31, 2007.
Our operating income from international operations totaled $3.1 million for the three months ended March 31, 2007. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro, Japanese yen, British pound and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three months ended March 31, 2007. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $54.2 million at March 31, 2007, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our line of credit would not have had a material effect on our net income for the three months ended March 31, 2007.
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
PART II – OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 30, 2006 contains a full discussion of the risks associated with our business. There has been no material change to the risks described in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects purchases made by us during the quarter ended March 31, 2007, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
Number (or
Approximate
			Total Number of	Dollar Value of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period(1)	Purchased	(or Unit)	or Programs	Programs
December 31, 2006 – January 27, 2007	—	—	—	—
January 28, 2007 – February 24, 2007	2,120,000 (2)	$18.86	—	—
February 25, 2007 – March 31, 2007	—	—	—	—

Totals	2,120,000	$18.86	—	—

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	Represents shares repurchased in open market transactions in connection with the issuance of our convertible subordinated notes due 2012.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile

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