Form 10-Q
period 2007-06-30
NEWPORT CORP
filed 2007-08-09
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(949) 863-3144
(Registrant’s telephone number, including area code)
Not Applicable
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
Yes ☐ No ☑
As of August 8, 2007, 37,838,098 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	$110,904	$112,369	$218,168	$215,555
Cost of sales	61,843	62,609	122,476	122,351

Gross profit	49,061	49,760	95,692	93,204

Selling, general and administrative expense	28,792	28,589	58,806	55,133
Research and development expense	10,874	10,200	21,477	20,136

Operating income	9,395	10,971	15,409	17,935

Interest and other income (expense), net	16	408	217	(216)

Income from continuing operations before income taxes	9,411	11,379	15,626	17,719

Income tax provision	1,448	2,130	2,412	2,140

Income from continuing operations	7,963	9,249	13,214	15,579

Loss from discontinued operations, net of income tax benefits of $119	—	—	—	(652)

Net income	$7,963	$9,249	$13,214	$14,927

Basic income (loss) per share:
Income from continuing operations	$0.20	$0.23	$0.33	$0.39
Loss from discontinued operations, net of income taxes	—	—	—	(0.02)

Net income	$0.20	$0.23	$0.33	$0.37

Diluted income (loss) per share:
Income from continuing operations	$0.20	$0.22	$0.33	$0.37
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)

Net income	$0.20	$0.22	$0.33	$0.36

Shares used in the computation of income (loss) per share:
Basic	38,955	40,606	39,629	40,445
Diluted	39,554	41,852	40,491	41,778
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$94,674	$35,930
Marketable securities	54,137	49,483
Accounts receivable, net of allowance for doubtful accounts of $1,231 and $1,503, respectively	87,620	94,325
Notes receivable, net	3,527	4,868
Inventories	109,883	94,899
Deferred income taxes	2,001	2,031
Prepaid expenses and other current assets	9,924	11,639

Total current assets	361,766	293,175

Property and equipment, net	58,057	57,400
Goodwill	174,863	175,281
Deferred income taxes	1,825	781
Intangible assets, net	48,200	50,234
Investments and other assets	21,586	16,144

	$666,297	$593,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$11,529	$9,481
Accounts payable	26,502	31,376
Accrued payroll and related expenses	20,763	27,443
Accrued expenses and other current liabilities	22,343	22,765
Other	538	1,302

Total current liabilities	81,675	92,367

Long-term debt	175,000	50,688
Obligations under capital leases, less current portion	1,329	1,346
Accrued pension liabilities	11,736	11,430
Accrued restructuring costs and other liabilities	4,763	2,231

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,456,537 and 41,457,632 shares issued and outstanding, respectively	4,488	4,838
Capital in excess of par value	411,122	467,235
Accumulated other comprehensive income	6,285	4,410
Accumulated deficit	(30,101)	(41,530)

Total stockholders’ equity	391,794	434,953

	$666,297	$593,015

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,214	$14,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,283	9,621
Stock-based compensation expense	3,492	2,070
Loss on disposal of business	—	803
Provision for losses on inventories	679	1,467
Provision for doubtful accounts, net	40	319
(Gain)/loss on disposal of property and equipment	69	(63)
Realized foreign exchange translation gain	—	(915)
Deferred income taxes, net	—	(121)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	6,937	(2,076)
Inventories	(15,832)	(2,695)
Prepaid expenses and other current assets	1,745	(1,880)
Other assets and liabilities	(197)	(268)
Accounts payable	(4,755)	800
Accrued payroll and related expenses	(6,577)	(2,555)
Accrued expenses and other current liabilities	(339)	(2,816)
Accrued restructuring costs	(470)	(780)

Net cash provided by operating activities	8,289	15,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,038)	(5,265)
Purchase of property and equipment related to information systems implementation	(3,722)	(4,611)
Proceeds from the sale of property and equipment	—	187
Purchase of marketable securities	(33,369)	(22,605)
Proceeds from the sale of marketable securities	29,048	23,294

Net cash used in investing activities	(12,081)	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	175,000	—
Debt issuance costs	(5,559)	—
Repayment of long-term debt and obligations under capital leases	(48,247)	(42)
Short-term borrowings (repayments), net	1,018	(3,979)
Proceeds from the issuance of common stock under employee plans	2,371	6,214
Purchases of the Company’s common stock and restricted stock units	(62,405)	(1,039)

Net cash provided by financing activities	62,178	1,154
Impact of foreign exchange rate changes on cash balances	358	455

Net increase in cash and cash equivalents	58,744	8,447
Cash and cash equivalents at beginning of period	35,930	30,112

Cash and cash equivalents at end of period	$94,674	$38,559

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,020	$1,467
Income taxes, net	$663	$3,087
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
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
There were no foreign exchange contracts outstanding as of June 30, 2007 or December 30, 2006.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
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
Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At June 30, 2007 and December 30, 2006, notes receivable, net totaled $3.5 million and $4.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of two banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At June 30, 2007 and December 30, 2006, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.3 million and $2.4 million, respectively.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
NOTE 7 STOCK-BASED COMPENSATION
The Company maintains the 2006 Performance-Based Stock Incentive Plan (2006 Plan), under which stock appreciation rights, restricted stock, restricted stock units, incentive and non-qualified stock options may be granted to directors, officers, employees, consultants and other service providers. The vesting of substantially all awards granted to officers and employees under the 2006 Plan will occur over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of the Company’s Board of Directors. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years. On June 25, 2007, the Company granted 735,720 restricted stock units having performance-based vesting conditions to its officers and employees and 54,390 restricted stock units having time-based vesting conditions to its non-employee directors. Such awards have a grant date fair value of $15.45 per unit.
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. As required by SFAS No. 123R, the Company estimates the expected future forfeitures of stock awards and recognizes compensation expense for only those awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. In addition, certain of the Company’s awards vest based upon the achievement of certain annual financial performance goals established by the Compensation Committee of the Company’s Board of Directors. The Company estimates the achievement of such goals in each reporting period. The fair value of an award, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Cost of sales	$12	$97	$244	$97
Selling, general and administrative expense	628	677	2,925	1,797
Research and development expense	10	116	323	176

	$650	$890	$3,492	$2,070

Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At June 30, 2007 and July 1, 2006, such amounts were not material.
In recognizing stock-based compensation expense for both the three and six months ended June 30, 2007 and July 1, 2006, the Company has assumed a forfeiture rate of 12.4% based on experience and current expectations and has recognized compensation expense for only those stock awards expected to vest. The forfeiture rate will be subject to periodic recalculation based on any changes in experience or expectations.
For stock-based awards subject to performance-based vesting conditions, the Company has estimated the expected achievement level of certain of the applicable performance conditions and has adjusted the stock-based compensation expense recognized in the three and six months ended June 30, 2007 based on its current expectation that certain stock-based awards will not be fully earned.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
At June 30, 2007, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was approximately $16.8 million, including approximately $15.1 million in compensation expense related to stock-based awards subject to performance conditions. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years and will be adjusted for subsequent changes in actual or estimated forfeitures. This cost will also be adjusted in the event that the Company determines that the performance conditions applicable to any stock-based awards have not been, or based on the Company’s expectations will not be, achieved in whole or in part.
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
The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of the first quarter of 2007. As a result of the implementation of FIN 48, the Company recognized a $2.9 million reserve for uncertain tax positions, of which $1.8 million was accounted for as an increase to the beginning balance of accumulated deficit and $1.1 million was accounted for as an increase to deferred tax assets.
At the adoption date of FIN 48, the Company had approximately $8.4 million of unrecognized tax benefits, and if recognized, approximately $5.3 million of such tax benefits would affect the Company’s effective tax rate.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
The Company’s policy is to record interest and penalties associated with income tax obligations as income tax expense. Such amounts were not significant at the date of adoption or for the three and six months ended June 30, 2007.
The Company is subject to audit by federal, state and foreign tax authorities in the ordinary course of business. The Company’s subsidiary in France is currently under an income tax audit for the years 2003 to 2005. A portion of this audit was completed during the second quarter of 2007, and the Company expects this audit to be concluded by the first quarter of 2008. The Company believes that its current tax reserves will be sufficient to cover the assessment of additional tax owed, if any.
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
Inventories were as follows:

	June 30,	December 30,
(In thousands)	2007	2006

Raw materials and purchased parts	$65,859	$55,699
Work in process	12,710	13,979
Finished goods	31,314	25,221

	$109,883	$94,899

In the first half of 2007, in connection with the implementation of the Company’s new global information systems platform, the Company refined its methodology for allocating its reserves for excess and obsolete inventory among the various components of inventory. As a result, certain reclassifications have been made to the inventory classifications at December 30, 2006 to conform to the current period presentation.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
NOTE 10 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows:

	June 30,	December 30,
(In thousands)	2007	2006

Deferred revenue	$8,042	$7,986
Accrued warranty obligations	5,046	5,159
Other	9,255	9,620

	$22,343	$22,765

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
The activity in accrued warranty obligations was as follows:

	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006

Balance at beginning of year	$5,159	$5,255
Additions charged to cost of sales	4,300	3,328
Warranty claims	(4,413)	(3,525)

Balance at end of period	$5,046	$5,058

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
The following table summarizes the activity in the accrued restructuring costs related to the purchase of Spectra-Physics, which consisted solely of facility consolidation costs at June 30, 2007 and December 30, 2006:

Facility
(In thousands)	Consolidation

Accrued restructuring at December 30, 2006	$1,560
Cash payments	(119)

Accrued restructuring at June 30, 2007	$1,441

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At both June 30, 2007 and December 30, 2006, $0.3 million of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in accrued restructuring costs, and $1.1 million and $1.2 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.
NOTE 13 DEBT AND LINES OF CREDIT
In February 2007, the Company issued $175 million of convertible subordinated notes. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of approximately $169.9 million after deducting offering fees and expenses. The notes are subordinated to all of the Company’s existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 2007. The notes are included in long-term debt. The offering fees and expenses of approximately $5.6 million are included in other long-term assets in investments and other assets, and will be amortized through February 15, 2012 using the effective interest method.
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
At June 30, 2007 and December 30, 2006, the Company had a total of six lines of credit, including one domestic revolving line of credit, three revolving lines of credit with Japanese banks, and two other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.32% at June 30, 2007) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At June 30, 2007, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
The Company’s three revolving lines of credit with Japanese banks totaled 1.7 billion yen ($13.8 million at June 30, 2007) and expire as follows: $6.5 million on November 30, 2007, $4.9 million on March 31, 2008 and $2.4 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At June 30, 2007, the Company had $10.2 million outstanding and $3.6 million available for borrowing under these lines of credit. All amounts outstanding under these revolving lines of credit at June 30, 2007 are due on or prior to June 30, 2008 and are included in short-term obligations in the accompanying consolidated balance sheets. The two other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 550 million yen ($4.5 million at June 30, 2007), have no expiration dates and bear interest at the bank’s prevailing rate.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
At June 30, 2007, the Company had $1.3 million outstanding and $3.2 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of June 30, 2007 was 1.9%.
Total long-term debt was as follows:

	June 30,	December 30,
(In thousands)	2007	2006

Convertible subordinated notes due February 2012, interest at 2.5% per year, payable semiannually	$175,000	$—
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at December 30, 2006)	—	2,525
Note payable due July 2009, interest at 5% per year, payable quarterly	—	50,000

Subtotal	175,000	52,525
Less: unamortized discount on note payable	—	(1,837)

	$175,000	$50,688

NOTE 14 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Interest and dividend income	$1,907	$691	$3,482	$1,335
Interest expense	(1,470)	(917)	(2,504)	(1,829)
Bank and portfolio asset management fees	(205)	(123)	(365)	(275)
Foreign exchange gains (losses), net	(195)	765	(406)	556
Losses on sales of marketable securities, net	(15)	(22)	(8)	(8)
Other income (expense), net	(6)	14	18	5

	$16	$408	$217	$(216)

NOTE 15 ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following:

	June 30,	December 30,
(In thousands)	2007	2006

Cumulative foreign currency translation gains	$7,167	$5,267
Unrecognized net pension losses	(760)	(731)
Unrealized losses on marketable securities	(122)	(126)

	$6,285	$4,410

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Net income	$7,963	$9,249	$13,214	$14,927
Foreign currency translation gains (losses), net of reclassification adjustment	1,012	(641)	1,900	(1,675)
Unrecognized net pension losses	(23)	—	(29)	—
Minimum pension liability adjustments	—	109	—	95
Unrealized gains (losses) on marketable securities, net of reclassification adjustment	(59)	(5)	4	(8)

	$8,893	$8,712	$15,089	$13,339

The foreign currency translation gains (losses), net of reclassification adjustment, which are included in comprehensive income, were as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Foreign currency translation gains (losses)	$1,012	$274	$1,900	$(760)
Less: reclassification adjustment for gain included in net income	—	(915)	—	(915)

	$1,012	$(641)	$1,900	$(1,675)

The unrealized gains (losses) on marketable securities, net of reclassification adjustment, which are included in comprehensive income, were not material.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Service cost	$159	$159	$316	$313
Interest cost on benefit obligation	162	150	321	295
Expected return on plan assets	(46)	(41)	(92)	(81)
Net loss	2	8	4	15

	$277	$276	$549	$542

NOTE 17 NET INCOME PER SHARE
The following table sets forth the numerator and denominator used in the computation of net income per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Numerator for basic and diluted net income per share:
Income from continuing operations	$7,963	$9,249	$13,214	$15,579
Loss from discontinued operations, net of income taxes	—	—	—	(652)

Net income	$7,963	$9,249	$13,214	$14,927

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	38,955	40,710	39,629	40,548
Weighted unvested restricted stock outstanding	—	(104)	—	(103)

Denominator for basic net income per share:	38,955	40,606	39,629	40,445

Effect of dilutive securities:
Employee stock options and restricted stock units	599	1,142	862	1,230
Restricted stock	—	104	—	103

Denominator for diluted net income per share:	39,554	41,852	40,491	41,778

Common stock equivalents consisting of 1.2 million performance-based restricted stock units have been excluded from the denominator for purposes of calculating diluted net income per share for the three and six months ended June 30, 2007, as the applicable performance criteria had not been met as of the end of such periods. For the three and six months ended July 1, 2006, there were no performance-based restricted stock units outstanding.
For the three and six months ended June 30, 2007, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during the period was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
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
The Company measured operating income reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain net sales, corporate expenses, interest and other income (expense), net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total

Three months ended June 30, 2007:
Sales to external customers	$46,426	$64,478	$110,904
Segment income	1,720	14,409	16,129

Three months ended July 1, 2006:
Sales to external customers	$45,111	$67,258	$112,369
Segment income	2,059	15,032	17,091

Six months ended June 30, 2007:
Sales to external customers	$88,755	$129,413	$218,168
Segment income	1,288	28,363	29,651

Six months ended July 1, 2006:
Sales to external customers	$86,868	$128,687	$215,555
Segment income	2,134	28,248	30,382
The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands)	2007	2006	2007	2006

Segment income	$16,129	$17,091	$29,651	$30,382
Unallocated operating expenses	(6,734)	(6,120)	(14,242)	(12,447)
Interest and other income (expense), net	16	408	217	(216)

	$9,411	$11,379	$15,626	$17,719

NOTE 19 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of its common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. In the second quarter of 2007, the Company repurchased a total of 1.3 million shares of its common stock under this program at an average purchase price of $15.78 per share, for a total of approximately $20.5 million. As of June 30, 2007, a total of approximately 2.9 million shares remained available for repurchase under the program.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 30, 2007
In February 2007, the Company repurchased 2.1 million shares of its common stock at a purchase price of $18.86 per share, for a total of approximately $40.0 million, using a portion of the proceeds received from its issuance of convertible notes. Such repurchase was approved by the Company’s Board of Directors in addition to the previously approved share repurchase program.
NOTE 20 SUBSEQUENT EVENT
In the third quarter of 2007 (through August 8, 2007), the Company has repurchased a total of 0.6 million shares of its common stock at an average purchase price of $13.04 per share, for a total of approximately $8.3 million, under the share repurchase program previously approved by the Company’s Board of Directors. After such repurchases, a total of approximately 2.3 million shares remained available for repurchase under the program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2007 and July 1, 2006
Introductory Note
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances, including statements regarding our expected net sales, gross margins, selling, general and administrative expense, research and development expense, interest and other income (expense), net, income taxes, cash balances, working capital position, and future cash flows are forward-looking statements.
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
The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three and six month periods ended June 30, 2007 and July 1, 2006. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.
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

Results of Operations for the Three and Six Months Ended June 30, 2007 and July 1, 2006
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8	55.7	56.1	56.8

Gross profit	44.2	44.3	43.9	43.2

Selling, general and administrative expense	26.0	25.4	27.0	25.6
Research and development expense	9.7	9.1	9.8	9.3

Operating income	8.5	9.8	7.1	8.3

Interest and other income (expense), net	—	0.3	0.1	(0.1)

Income from continuing operations before income taxes	8.5	10.1	7.2	8.2

Income tax provision	1.3	1.9	1.1	1.0

Income from continuing operations	7.2	8.2	6.1	7.2

Loss from discontinued operations, net of income taxes	—	—	—	(0.3)

Net income	7.2%	8.2%	6.1%	6.9%

In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.
Net Sales
Net sales for the three months ended June 30, 2007 were $110.9 million, a decrease of $1.5 million, or approximately 1%, compared with the corresponding period of 2006. Net sales for the three months ended June 30, 2007 by our Photonics and Precision Technologies (PPT) Division decreased $2.8 million, or approximately 4%, compared with the prior year period. This decrease was offset in part by an increase in net sales by our Lasers Division of $1.3 million, or approximately 3%, compared with the corresponding period of 2006. Both divisions experienced lower sales to customers in the microelectronics market compared with the prior year quarter. Our Lasers Division experienced lower sales to customers in our life and health sciences market and our PPT Division experienced a slight increase in sales to our customers in this market. The net reduction in sales to customers in the microelectronics and life and health sciences markets was mitigated somewhat by increases in sales to customers in the scientific research, aerospace and defense/security markets. Net sales for the six months ended June 30, 2007 were $218.2 million, an increase of $2.6 million, or approximately 1%, compared with the corresponding period of 2006. Net sales for the six months ended June 30, 2007 by our PPT Division increased $0.7 million, or approximately 1%, and net sales by our Lasers Division increased by $1.9 million, or approximately 2%, compared with the corresponding period of 2006. This overall increase compared with the first half of 2006 resulted from higher sales to customers in all of our end markets, except for the microelectronics market.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended June 30, 2007 were $41.8 million, an increase of $4.8 million, or approximately 13%, compared with the same period of 2006. This increase was attributable primarily to higher sales of certain of our Laser Division’s products in the second quarter of 2007. These higher sales of laser products were due in part to a shift in the timing of shipments of products from the first quarter to the second quarter of 2007 under orders which were placed by many of our research customers late in the first quarter of 2007 due to delays in the budgetary approvals of U.S. government funding. Net sales to the scientific research, aerospace and defense/security markets for the first half of 2007 were $79.8 million, an increase of $5.5 million, or approximately 8%, compared with the same period of 2006. This increase was attributable primarily to higher sales of certain of our PPT Division’s products in the first half of 2007. Although sales in the six months ended June 30, 2007 to scientific research customers increased compared with the prior year period, this increase was offset by a decrease in sales to aerospace and defense/security customers.
Net sales to the microelectronics market for the three months ended June 30, 2007 were $34.0 million, a decrease of $4.4 million, or approximately 12%, compared with the same period of 2006. Net sales to this market for the first half of 2007 were $66.0 million, a decrease of $5.4 million, or approximately 8%, compared with the first half of 2006. The decrease in sales to this market in the three and six months ended June 30, 2007 compared with the same periods of 2006 was due in large part to sales to a computer peripherals manufacturer of automated systems used in its manufacturing process that were $1.9 million and $4.5 million higher in the three and six months ended July 1, 2006, respectively, compared with the same periods in 2007. Shipments of such systems are typically made in batches rather than a steady stream and do not occur every quarter. In addition, the decrease in sales to this market resulted from the overall weaker market conditions in the semiconductor equipment market.
Net sales to the life and health sciences market for the three months ended June 30, 2007 were $18.1 million, a decrease of $1.8 million, or approximately 9%, compared with the same period of 2006. The decrease was due primarily to sales to this market by our Lasers Division that were $2.1 million lower in the second quarter of 2007 compared with the same period of 2006. Net sales to this market in the first half of 2007 were $37.9 million, an increase of $0.9 million, or approximately 2%, compared with the first half of 2006.
Net sales to our other end markets for the three months ended June 30, 2007 were $17.0 million, similar to the corresponding period of 2006. Net sales to these markets for the first half of 2007 were $34.5 million, an increase of $1.6 million, or approximately 5%, compared with the first half of 2006. The increase was due primarily to increased sales to graphics technology customers in the 2007 period compared with the corresponding period of 2006.
Domestic and international sales by end market were as follows:

Domestic Sales:	Three Months Ended			Percentage
	June 30,	July 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$16,861	$17,284	$(423)	(2.4)%
Microelectronics	24,965	27,304	(2,339)	(8.6)
Life and health sciences	9,181	11,158	(1,977)	(17.7)
Other end markets	7,329	6,163	1,166	18.9

	$58,336	$61,909	$(3,573)	(5.8)%

International Sales:	Three Months Ended			Percentage
	June 30,	July 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$24,899	$19,705	$5,194	26.4%
Microelectronics	8,994	11,068	(2,074)	(18.7)
Life and health sciences	8,948	8,735	213	2.4
Other end markets	9,727	10,952	(1,225)	(11.2)

	$52,568	$50,460	$2,108	4.2%

Domestic Sales:	Six Months Ended			Percentage
	June 30,	July 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$32,871	$32,188	$683	2.1%
Microelectronics	49,366	51,079	(1,713)	(3.4)
Life and health sciences	18,846	20,658	(1,812)	(8.8)
Other end markets	13,469	11,718	1,751	14.9

	$114,552	$115,643	$(1,091)	(0.9)%

International Sales:	Six Months Ended			Percentage
	June 30,	July 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$46,911	$42,052	$4,859	11.6%
Microelectronics	16,676	20,377	(3,701)	(18.2)
Life and health sciences	19,029	16,343	2,686	16.4
Other end markets	21,000	21,140	(140)	(0.7)

	$103,616	$99,912	$3,704	3.7%

Geographically, net sales to international customers were as follows:

	Three Months Ended			Percentage
	June 30,	July 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Europe	$27,718	$24,212	$3,506	14.5%
Pacific Rim	17,963	19,342	(1,379)	(7.1)
Other	6,887	6,906	(19)	(0.3)

	$52,568	$50,460	$2,108	4.2%

	Six Months Ended			Percentage
	June 30,	July 1,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Europe	$53,380	$45,397	$7,983	17.6%
Pacific Rim	37,176	41,278	(4,102)	(9.9)
Other	13,060	13,237	(177)	(1.3)

	$103,616	$99,912	$3,704	3.7%

The increase in sales to international customers for both the three and six months ended June 30, 2007 compared with the same periods in 2006 was due to stronger sales to customers in our scientific research, aerospace and defense/security markets and the life and health sciences market, offset in part by lower sales to customers in our microelectronics and other end markets. Overall, sales to international customers, primarily in Europe, benefited from foreign currency translation in the current year periods. In addition, the increase in net sales to international customers in the scientific research market in the second quarter of 2007 was due in part to shipments of large motion systems by our PPT Division to customers in Europe.
The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. As noted above, in the first half of 2007, our net sales to international customers were positively impacted by foreign currency translation.
We expect our consolidated net sales in the third quarter of 2007 to increase slightly compared with the second quarter of 2007, despite anticipated lower sales of products in European customers due to the normal seasonal slowness. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.

We expect our sales to the scientific research, aerospace and defense/security markets in the third quarter of 2007 to be slightly higher than the second quarter of 2007. We expect the stronger anticipated market conditions in the U.S. to more than offset weaker market conditions that we typically experience in Europe in the third quarter of each year. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels and the timing of sales of our products for major research programs, but will increase over time as we increase our penetration of these markets.
We expect our sales to the microelectronics market in the third quarter of 2007 to be similar to the second quarter of 2007, as we do not expect to see a significant recovery in the third quarter from the cyclical downturn in demand for the capital equipment sold by our customers in the semiconductor equipment market. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.
We expect our sales to the life and health sciences market in the third quarter of 2007 to be higher than the second quarter of 2007 due primarily to a high backlog of orders which are scheduled to ship in the third quarter. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to the timing of programs and the concentration of our sales within a limited number of original equipment manufacturer (OEM) customers in this market, but to increase over time as we increase our penetration of this market.
Gross Margin
Gross margin was 44.2% and 44.3% for the three months ended June 30, 2007 and July 1, 2006, respectively, and 43.9% and 43.2% for the first half of 2007 and 2006, respectively. Gross margin for the six month period of 2007 was positively impacted compared with the same period of 2006 by the operating leverage provided by the slightly higher sales volume, which resulted in increased absorption of fixed overhead, our mix of product sales in Europe and reduced costs of purchased materials. In addition, in the six month period of 2007, gross margin was positively impacted by a reduction in the cost of scrap and reworked materials at one of our Lasers Division manufacturing facilities in the U.S.
We expect our gross margin in the third quarter of 2007 to be approximately the same as the second quarter of 2007.
Selling, General and Administrative (SG&A) Expense
SG&A expense totaled $28.8 million, or 26.0% of net sales, and $28.6 million, or 25.4% of net sales, for the three months ended June 30, 2007 and July 1, 2006, respectively. SG&A expense totaled $58.8 million, or 27.0% of net sales, and $55.1 million, or 25.6% of net sales, for the six months ended June 30, 2007 and July 1, 2006, respectively. The increases in both periods in 2007 were due primarily to higher personnel costs related in part to continued funding of sales and marketing efforts to increase our revenue levels, and to consulting and depreciation expense related to the implementation of our new global information systems platform. In addition, we incurred approximately $1.1 million of incremental non-cash SG&A expense in the first half of 2007 related to equity awards granted in the third quarter of 2006, for which there was no expense in the first half of 2006.
We expect that SG&A expense in the third quarter of 2007 will be slightly higher than in the second quarter of 2007 due primarily to increased non-cash stock compensation expense related to the performance-based restricted stock units granted at the end of June 2007. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense
R&D expense totaled $10.9 million, or 9.7% of net sales, and $10.2 million, or 9.1% of net sales, for the three months ended June 30, 2007 and July 1, 2006, respectively, and $21.5 million, or 9.8% of net sales, and $20.1 million, or 9.3% of net sales, for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in R&D expense in 2007 compared with the same periods in 2006 was due primarily to continued investment in new product development programs, primarily in our Lasers Division.
We expect that R&D expense in the third quarter of 2007 will be approximately the same as the second quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.
Interest and Other Income (Expense), Net
Interest and other income, net totaled $16,000 and $0.4 million for the three months ended June 30, 2007 and July 1, 2006, respectively. Interest and other income, net for the six months ended June 30, 2007 totaled $0.2 million and interest and other expense, net for the six months ended July 1, 2006 totaled $0.2 million. Interest income in the second quarter of 2006 was driven by a gain of $0.9 million related to previously accumulated translation adjustments, which we recognized in connection with the closure of our sales office in Canada. The improvement in first half of 2007 compared with the first half of 2006 was due primarily to our sale of $175 million of convertible subordinated notes in February 2007. This financing increased our cash balances significantly, which together with higher average interest rates earned on these balances, resulted in higher interest income than in the prior year period.
We expect that interest and other income (expense), net in the third quarter of 2007 will be approximately the same as the second quarter level. In general, we expect interest and other income (expense), net to fluctuate slightly in future periods depending on our levels of cash and marketable securities and interest earned thereon in a given period.
Income Taxes
Our effective tax rate for both the three and six months ended June 30, 2007 was 15.4% compared with 18.7% and 12.1% for the three and six months ended July 1, 2006, respectively. We have recorded a valuation reserve against our deferred tax assets pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the Federal tax provision related to future earnings, should they occur, will be offset substantially by a reduction in the valuation reserve due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three and six months ended June 30, 2007 and July 1, 2006, tax expense consisted primarily of certain required state income taxes and taxes in certain foreign jurisdictions. However, in the first quarter of 2006, we determined that certain income tax contingency reserves were no longer necessary, and accordingly reduced our tax contingency reserve by approximately $1.2 million, which offset most of our tax expense in the first quarter of 2006.
We expect our tax rate in the third quarter of 2007 to be approximately 15% to 16%, which rate will vary depending on the levels of our certain required state minimum income taxes, taxes on our foreign earnings and adjustments to our reserve assumptions.

Liquidity and Capital Resources
Net cash provided by our operating activities of $8.3 million for the six months ended June 30, 2007 was attributable primarily to the cash provided by our results of operations and a decrease in accounts receivable of $6.9 million (due primarily to the lower sales volumes). These amounts were offset in part by an increase in inventories of approximately $15.8 million to support certain higher anticipated sales and to mitigate risk of shortages during the implementation of our new global information systems platform at multiple manufacturing facilities, and by decreases in accrued expenses of $6.6 million (due primarily to incentive compensation paid in the first quarter) and in accounts payable of $4.8 million (due primarily to the timing of payments).
Net cash used in investing activities of $12.1 million for the six months ended June 30, 2007 consisted primarily of net purchases of property and equipment of $7.8 million, including approximately $3.7 million in amounts capitalized in connection with the implementation of our new global information systems platform, and net purchases of marketable securities of approximately $4.3 million.
Net cash provided by financing activities of $62.2 million for the six months ended June 30, 2007 consisted primarily of proceeds from the issuance of $175 million of convertible subordinated notes. Cash received was offset in part by cash used for the prepayment of all of our long-term debt owed to Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation, for $48.2 million, the repurchase of 3.4 million shares of our common stock for approximately $60.5 million, and the payment of expenses associated with the convertible note offering totaling $5.6 million.
At June 30, 2007, we had cash and cash equivalents of $94.7 million and marketable securities of $54.1 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, payment of interest on our convertible subordinated notes, and changes in interest rates.
At June 30, 2007, we had a total of six lines of credit, including one domestic revolving line of credit, three revolving lines of credit with Japanese banks, and two other lines of credit with Japanese banks, which we use to sell trade notes receivable with recourse to the banks.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.32% at June 30, 2007) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At June 30, 2007, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
Our three revolving lines of credit with Japanese banks totaled 1.7 billion yen ($13.8 million at June 30, 2007) and expire as follows: $6.5 million on November 30, 2007, $4.9 million on March 31, 2008 and $2.4 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At June 30, 2007, we had $10.2 million outstanding and $3.6 million available for borrowing under these lines of credit. All amounts outstanding under these revolving lines of credit at June 30, 2007 are due on or prior to June 30, 2008 and are included in short-term obligations in the accompanying consolidated balance sheets. Our two other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 550 million yen ($4.5 million at June 30, 2007), have no expiration dates and bear interest at the bank’s prevailing rate. At June 30, 2007, we had $1.3 million outstanding and $3.2 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all borrowings on all six Japanese lines of credit as of June 30, 2007 was 1.9%.

In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of common stock. In the second quarter of 2007, we repurchased a total of 1.3 million shares of our common stock at an average purchase price of $15.78 per share under this program for a total of approximately $20.5 million. As of June 30, 2007, 2.9 million shares remained available for purchase. In addition, in the third quarter of 2007 (through August 8, 2007), we have repurchased a total of 0.6 million shares of our common stock at an average purchase price of $13.04 per share, for a total of approximately $8.3 million. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.
In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. In the six months ended June 30, 2007 and July 1, 2006, we used approximately $3.7 million and $4.6 million, respectively, of cash for capital expenditures related to this implementation. During the remainder of 2007 and 2008, we expect to use a total of approximately $2 million to $5 million of cash for additional expenses and capital expenditures related to this implementation.
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
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and six months ended June 30, 2007. There were no forward exchange contracts outstanding at June 30, 2007.
Our operating income from international operations totaled $3.4 million for the six months ended June 30, 2007. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro, Japanese yen, British pound and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three and six months ended June 30, 2007. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our six revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $54.1 million at June 30, 2007, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates payable on our line of credit would not have had a material effect on our net income for the three or six months ended June 30, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects purchases made by us during the quarter ended June 30, 2007, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
Number (or
Approximate
			Total Number of	Dollar Value of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period(1)	Purchased	(or Unit)	or Programs	Programs
April 1, 2007 – April 28, 2007	—	—	—	—
April 29, 2007 – May 26, 2007	912,844 (2)	$15.79	912,844	3,287,156
May 27, 2007 – June 30, 2007	389,194 (2)	15.74	389,194	2,897,962

Totals	1,302,038	$15.78	1,302,038

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2006. A total of 4.2 million shares have been authorized for repurchase under this program. As of June 30, 2007, we had purchased a total of 1,302,038 shares and 2,897,962 shares remained available for purchase under this program. This program has no fixed expiration date but may be terminated by our Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 11, 2007. Of the 39,554,976 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 36,618,792 shares of common stock, representing approximately 92.6% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum.
The following proposal was presented and voted on at the meeting:
To elect two nominees, C. Kumar N. Patel and Peter J. Simone, as Class III members of our Board of Directors. The two nominees were elected by a plurality of the shares represented and entitled to vote at the meeting. The voting results were:

Nominee	For	Withheld
C. Kumar N. Patel	36,041,376	577,416
Peter J. Simone	35,771,381	847,411

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.