Form 10-Q
period 2007-09-29
NEWPORT CORP
filed 2007-11-08
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Yes ☐ No ☑
As of October 27, 2007, 37,086,811 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$109,001	$114,275	$327,169	$329,830
Cost of sales	65,409	63,200	187,885	185,551

Gross profit	43,592	51,075	139,284	144,279

Selling, general and administrative expense	28,729	29,415	87,535	84,548
Research and development expense	9,739	10,714	31,216	30,850

Operating income	5,124	10,946	20,533	28,881

Interest and other income (expense), net	132	(347)	349	(563)

Income from continuing operations before income taxes	5,256	10,599	20,882	28,318

Income tax provision (benefit), net	(286)	111	2,126	2,251

Income from continuing operations	5,542	10,488	18,756	26,067

Loss from discontinued operations, net of income tax (provision) benefit of $0, $(46), $0 and $73, respectively	—	(201)	—	(853)

Net income	$5,542	$10,287	$18,756	$25,214

Basic income (loss) per share:
Income from continuing operations	$0.15	$0.26	$0.48	$0.64
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.02)

Net income	$0.15	$0.25	$0.48	$0.62

Diluted income (loss) per share:
Income from continuing operations	$0.15	$0.25	$0.47	$0.62
Loss from discontinued operations, net of income taxes	—	—	—	(0.02)

Net income	$0.15	$0.25	$0.47	$0.60

Shares used in the computation of income (loss) per share:
Basic	37,723	40,740	38,994	40,555
Diluted	38,109	41,798	39,678	41,738
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$90,050	$35,930
Marketable securities	49,624	49,483
Accounts receivable, net of allowance for doubtful accounts of $1,228 and $1,503 as of September 29, 2007 and December 30, 2006, respectively	86,862	94,325
Notes receivable, net	3,649	4,868
Inventories	112,277	94,899
Deferred income taxes	2,120	2,031
Prepaid expenses and other current assets	11,911	11,639

Total current assets	356,493	293,175

Property and equipment, net	58,885	57,400
Goodwill	174,863	175,281
Deferred income taxes	1,882	781
Intangible assets, net	47,189	50,234
Investments and other assets	21,572	16,144

	$660,884	$593,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$11,483	$9,481
Accounts payable	30,420	31,376
Accrued payroll and related expenses	24,947	27,443
Accrued expenses and other current liabilities	22,049	22,765
Other liabilities	482	1,302

Total current liabilities	89,381	92,367

Long-term debt	175,000	50,688
Obligations under capital leases, less current portion	1,372	1,346
Accrued pension liabilities	12,324	11,430
Accrued restructuring costs and other liabilities	4,677	2,231

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 37,066,459 and 41,457,632 shares issued and outstanding as of September 29, 2007 and December 30, 2006, respectively	4,325	4,838
Capital in excess of par value	391,614	467,235
Accumulated other comprehensive income	6,750	4,410
Accumulated deficit	(24,559)	(41,530)

Total stockholders’ equity	378,130	434,953

	$660,884	$593,015

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,756	$25,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,662	14,537
Stock-based compensation expense	3,222	4,485
Loss on disposal of business	—	958
Provision for losses on inventories	2,241	1,709
Provision for doubtful accounts, net	44	681
Loss (gain) on disposal of property and equipment	81	(66)
Gain on sale of patents	—	(1,425)
Realized foreign exchange translation gain	—	(915)
Deferred income taxes, net	—	(121)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	9,897	(4,898)
Inventories	(19,009)	(15,478)
Prepaid expenses and other current assets	(87)	(1,746)
Other assets and liabilities	83	510
Accounts payable	(2,377)	2,296
Accrued payroll and related expenses	(3,611)	2,238
Accrued expenses and other current liabilities	(1,927)	(4,408)
Accrued restructuring costs	(611)	(902)

Net cash provided by operating activities	22,364	22,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,252)	(7,438)
Purchase of property and equipment related to information systems implementation	(5,757)	(6,781)
Proceeds from the sale of property and equipment	—	215
Purchase of marketable securities	(44,398)	(37,304)
Proceeds from the sale of marketable securities	45,395	39,003
Proceeds from the sale of patents	—	1,425

Net cash used in investing activities	(11,012)	(10,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	175,000	—
Debt issuance costs	(5,563)	—
Repayment of long-term debt and obligations under capital leases	(50,869)	(63)
Short-term borrowings (repayments), net	2,226	(2,501)
Proceeds from the issuance of common stock under employee plans	2,820	6,878
Purchases of the Company’s common stock and restricted stock units	(82,005)	(1,387)

Net cash provided by financing activities	41,609	2,927
Impact of foreign exchange rate changes on cash balances	1,159	961

Net increase in cash and cash equivalents	54,120	15,677
Cash and cash equivalents at beginning of period	35,930	30,112

Cash and cash equivalents at end of period	$90,050	$45,789

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,423	$2,221
Income taxes, net	$2,579	$4,345
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
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
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 but does not believe that its adoption will have a material impact on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS No. 159, but does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
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
There were no foreign exchange contracts outstanding as of September 29, 2007 or December 30, 2006.
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
Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At September 29, 2007 and December 30, 2006, notes receivable, net totaled $3.6 million and $4.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse under line of credit agreements to one of two banks in Japan with which the Company does business. Such transactions are conducted in the ordinary course of business. The principal amount of promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied by payment by the customers to the banks. At September 29, 2007 and December 30, 2006, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.9 million and $2.4 million, respectively.
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
September 29, 2007
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
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. As required by SFAS No. 123R, the Company estimates the expected future forfeitures of stock awards and recognizes compensation expense for only those awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. In addition, the majority of the Company’s awards vest based upon the achievement of certain annual financial performance goals established by the Compensation Committee of the Company’s Board of Directors. The Company estimates the achievement of such goals in each reporting period. The fair value of an award, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Cost of sales	$152	$187	$396	$284
Selling, general and administrative expense	(322)	2,084	2,603	3,881
Research and development expense	(100)	144	223	320

	$(270)	$2,415	$3,222	$4,485

Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At September 29, 2007 and September 30, 2006, such amounts were not material.
In recognizing stock-based compensation expense for both the three and nine months ended September 29, 2007 and September 30, 2006, the Company has assumed a forfeiture rate of 12.4% based on experience and current expectations and has recognized compensation expense for only those stock awards expected to vest. The forfeiture rate will be subject to periodic recalculation based on any changes in experience or expectations.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
For stock-based awards which vest subject to the achievement of financial performance goals for the Company’s fiscal year 2007, the Company has determined that such performance goals will not be achieved and such awards will not vest, and, therefore, has cumulatively adjusted the stock-based compensation expense previously recognized through September 29, 2007 to exclude any expense associated with such awards.
At September 29, 2007, the total compensation expense related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was approximately $16.2 million, including approximately $14.8 million in compensation expense related to stock-based awards subject to performance conditions. Such amounts exclude compensation expense associated with awards which the Company has determined will not vest. This future compensation expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years. The actual compensation expense that will be recognized by the Company in the future relating to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted in the event that the Company determines that the performance conditions applicable to any stock-based awards will not be achieved in whole or in part.
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
Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. As a result, until such valuation allowance is fully reversed, the Federal tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of certain required state income taxes, taxes in certain foreign jurisdictions, the federal alternative minimum tax and the impact of discrete items.
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
Adoption of FIN 48
In July 2006, the FASB issued Interpretation No. 48, Accounting For Uncertain Tax Positions (FIN 48). FIN 48 clarifies how uncertainty in income taxes should be accounted for in a company’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition and classification of tax positions, accounting for interest and penalties, accounting for tax positions in interim periods, and disclosure and transition requirements.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
As of September 29, 2007, the Company had approximately $8.6 million of unrecognized tax benefits, and if recognized, approximately $5.5 million of such tax benefits would affect the Company’s effective tax rate.
The Company’s policy is to record interest and penalties associated with income tax obligations as income tax expense. Such amounts were not significant at the date of adoption or for the three and nine months ended September 29, 2007.
The Company is subject to audit by federal, state, local and foreign tax authorities in the ordinary course of business. In the third quarter of 2007, the Company’s subsidiary in France concluded an income tax audit for the years 2003 to 2005. Based on the favorable conclusion of this audit, the company recognized an income tax benefit of approximately $0.6 million.
The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2003 through current periods
California	2002 through current periods
France	2006 through current periods
Germany	2001 through current periods
Japan	2000 through current periods
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
Inventories were as follows:

	September 29,	December 30,
(In thousands)	2007	2006

Raw materials and purchased parts	$80,222	$67,437
Work in process	13,633	15,888
Finished goods	41,935	34,944

	135,790	118,269
Allowance for excess and obsolete inventory	(23,513)	(23,370)

	$112,277	$94,899

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
NOTE 10 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were as follows:

	September 29,	December 30,
(In thousands)	2007	2006

Deferred revenue	$7,717	$7,986
Accrued warranty obligations	5,495	5,159
Other	8,837	9,620

	$22,049	$22,765

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
The activity in accrued warranty obligations was as follows:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2007	2006

Balance at beginning of year	$5,159	$5,255
Additions charged to cost of sales	6,612	4,804
Warranty claims	(6,276)	(5,094)

Balance at end of period	$5,495	$4,965

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
The following table summarizes the activity in accrued restructuring costs related to the purchase of Spectra-Physics, which consisted solely of facility consolidation costs at September 29, 2007 and December 30, 2006:

Facility
(In thousands)	Consolidation

Accrued restructuring at December 30, 2006	$1,560
Cash payments	(198)

Accrued restructuring at September 29, 2007	$1,362

The facility consolidation costs will be paid over the term of the lease for the closed facility, which expires in 2011. At both September 29, 2007 and December 30, 2006, $0.3 million of these accrued restructuring costs were expected to be paid within one year and are included in current liabilities in other liabilities, and $1.1 million and $1.2 million, respectively, of accrued restructuring costs are included in long-term liabilities in accrued restructuring costs and other liabilities, in the accompanying consolidated balance sheets.
NOTE 13 DEBT AND LINES OF CREDIT
In February 2007, the Company issued $175 million of convertible subordinated notes. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of approximately $169.4 million after deducting offering fees and expenses of approximately $5.6 million. The notes are subordinated to all of the Company’s existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The notes are included in long-term debt. The offering fees and expenses are included in other long-term assets in investments and other assets, and are being amortized through February 15, 2012 using the effective interest method.
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share), only under the following circumstances: (i) if the closing price of the Company’s common stock reaches, or the trading price of the notes fall below, specified thresholds for a specified number of trading days, (ii) if specified distributions to holders of the Company’s common stock occur, (iii) if a fundamental change occurs or (iv) during the period from and including January 15, 2012 to, but excluding the maturity date. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture governing the notes. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion.
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
At September 29, 2007 and December 30, 2006, the Company had a total of six lines of credit, including one domestic revolving line of credit, three revolving lines of credit with Japanese banks, and two other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents held by the lender under this line of credit collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.1% at September 29, 2007) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At September 29, 2007, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
The Company’s three revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.7 million at September 29, 2007) and expire as follows: $6.9 million on November 30, 2007, $5.2 million on March 31, 2008 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At September 29, 2007, the Company had $9.6 million outstanding and $5.1 million available for borrowing under these lines of credit. All amounts outstanding under these revolving lines of credit at September 29, 2007 are due prior to September 28, 2008 and are included in short-term obligations in the accompanying consolidated balance sheets. The two other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 550 million yen ($4.8 million at September 29, 2007), have no expiration dates and bear interest at the bank’s prevailing rate. At September 29, 2007, the Company had $1.9 million outstanding and $2.9 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. As of September 29, 2007, the weighted average interest rate on all borrowings on the five Japanese lines of credit was 1.9%.
Total long-term debt was as follows:

	September 29,	December 30,
(In thousands)	2007	2006

Convertible subordinated notes due February 2012, interest at 2.5% per year, payable semiannually	$175,000	$—
Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at December 30, 2006)	—	2,525
Note payable due July 2009, interest at 5% per year, payable quarterly	—	50,000

Subtotal	175,000	52,525
Less: unamortized discount on note payable	—	(1,837)

	$175,000	$50,688

NOTE 14 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Interest and dividend income	$1,642	$773	$5,124	$2,108
Interest expense	(1,323)	(935)	(3,827)	(2,764)
Bank and portfolio asset management fees	(128)	(140)	(493)	(415)
Foreign exchange gains (losses), net	(50)	(91)	(456)	465
Gains (losses) on sales of marketable securities, net	(8)	35	(16)	27
Other income (expense), net	(1)	11	17	16

	$132	$(347)	$349	$(563)

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
NOTE 15 ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE INCOME
Accumulated other comprehensive income consisted of the following:

	September 29,	December 30,
(In thousands)	2007	2006

Cumulative foreign currency translation gains	$7,548	$5,267
Unrecognized net pension losses	(780)	(731)
Unrealized losses on marketable securities	(18)	(126)

	$6,750	$4,410

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Net income	$5,542	$10,287	$18,756	$25,214
Foreign currency translation gains (losses)	381	583	2,281	(177)
Reclassification adjustment	—	—	—	(915)
Unrecognized net pension losses	(20)	—	(49)	—
Minimum pension liability adjustments	—	(16)	—	79
Unrealized gains on marketable securities, net of reclassification adjustment	104	166	108	158

	$6,007	$11,020	$21,096	$24,359

The unrealized gains on marketable securities, net of reclassification adjustment, which are included in comprehensive income, were not material.
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
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Service cost	$161	$159	$477	$472
Interest cost on benefit obligation	165	152	486	447
Expected return on plan assets	(47)	(42)	(139)	(123)
Net loss	2	8	6	23

	$281	$277	$830	$819

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
NOTE 17 NET INCOME PER SHARE
The following table sets forth the numerator and denominator used in the computation of net income per share:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Numerator for basic and diluted net income per share:
Income from continuing operations	$5,542	$10,488	$18,756	$26,067
Loss from discontinued operations, net of income taxes	—	(201)	—	(853)

Net income	$5,542	$10,287	$18,756	$25,214

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	37,723	40,783	38,994	40,626
Weighted unvested restricted stock outstanding	—	(43)	—	(71)

Denominator for basic net income per share:	37,723	40,740	38,994	40,555

Effect of dilutive securities:
Employee stock options and restricted stock units	386	1,015	684	1,112
Restricted stock	—	43	—	71

Denominator for diluted net income per share:	38,109	41,798	39,678	41,738

Common stock equivalents consisting of 0.9 million stock options have been excluded from the computation of diluted net income per share for both the three and nine months ended September 29, 2007, and common stock equivalents consisting of 0.9 million and 0.7 million stock options have been excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2006, respectively, as their inclusion would have been antidilutive.
Common stock equivalents consisting of 1.2 million performance-based restricted stock units have been excluded from the computation of diluted net income per share for both the three and nine months ended September 29, 2007, and common stock equivalents consisting of 0.8 million performance-based restricted stock units have been excluded from the computation of diluted net income per share for both the three and nine months ended September 30, 2006, as the applicable performance criteria had not been met as of the end of such periods.
For the three and nine months ended September 29, 2007, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during the period was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 29, 2007
The Company measured operating income reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain net sales, corporate expenses, interest and other income (expense), net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total

Three months ended September 29, 2007:
Sales to external customers	$45,080	$63,921	$109,001
Segment income	182	13,239	13,421

Three months ended September 30, 2006:
Sales to external customers	$49,293	$63,232	$112,525
Segment income	2,376	12,940	15,316

Nine months ended September 29, 2007:
Sales to external customers	$133,835	$193,334	$327,169
Segment income	1,470	41,602	43,072

Nine months ended September 30, 2006:
Sales to external customers	$136,161	$191,919	$328,080
Segment income	4,510	41,188	45,698
The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Segment income	$13,421	$15,316	$43,072	$45,698
Unallocated net sales	—	1,750	—	1,750
Unallocated operating expenses	(8,297)	(6,120)	(22,539)	(18,567)
Interest and other income (expense), net	132	(347)	349	(563)

	$5,256	$10,599	$20,882	$28,318

NOTE 19 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of its common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. Under this program, the Company repurchased approximately 1.5 million shares for approximately $19.6 million, and approximately 2.8 million shares for approximately $40.1 million, in the three and nine months ended September 29, 2007, respectively. As of September 29, 2007, a total of approximately 1.4 million shares remained available for repurchase under the program.
In February 2007, the Company repurchased approximately 2.1 million shares of its common stock at a purchase price of $18.86 per share, for a total of approximately $40.0 million, using a portion of the proceeds received from its issuance of convertible notes. Such repurchase was approved by the Company’s Board of Directors in addition to the previously approved share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 29, 2007 and September 30, 2006
Introductory Note
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances, including statements regarding our expected net sales, gross margin, selling, general and administrative expense, research and development expense, interest and other income (expense), net, income taxes, cash balances, working capital position, and future cash flows are forward-looking statements.
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
The following is our discussion and analysis of certain significant factors that have affected our earnings and financial position during the periods included in the accompanying financial statements. This discussion compares the three and nine month periods ended September 29, 2007 and September 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and associated notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2006.
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
For a summary of our significant accounting policies and estimates, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the year ended December 30, 2006. In addition, an update to our accounting policies relating to income taxes is set forth below.
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
As of September 29, 2007, we have recorded a valuation allowance for deferred tax assets of approximately $56.0 million. The realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. We have incurred a cumulative pre-tax loss for certain historical periods, and we have not been able to determine that it is more likely than not that future profits to utilize our net operating losses will occur. Therefore, we have not considered the achievement of future taxable income in our assessment of the valuation allowance. However, if during the quarter ended December 29, 2007, we recognize pre-tax income, we will have recognized pre-tax income for each of the two past successive years. Additionally, we are projecting certain levels of profitability in the foreseeable future and we anticipate that the pre-tax income may be sufficient to justify the recognition of a reduction in the valuation allowance. If we decide that it is appropriate to reduce the valuation allowance, this will result in a tax benefit for the quarter ended December 29, 2007. However, our judgment regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances.

Results of Operations for the Three and Nine Months Ended September 29, 2007 and September 30, 2006
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	55.3	57.4	56.3

Gross profit	40.0	44.7	42.6	43.7

Selling, general and administrative expense	26.4	25.7	26.8	25.6
Research and development expense	8.9	9.4	9.5	9.3

Operating income	4.7	9.6	6.3	8.8

Interest and other income (expense), net	0.1	(0.3)	0.1	(0.2)

Income from continuing operations before income taxes	4.8	9.3	6.4	8.6

Income tax provision (benefit), net	(0.3)	0.1	0.6	0.7

Income from continuing operations	5.1	9.2	5.8	7.9

Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.3)

Net income	5.1%	9.0%	5.8%	7.6%

In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.
Net Sales
Our sales by end market for the third quarter and first nine months of 2006 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2007	2006	2007	2006

Scientific research, aerospace and defense/security	$40,778	$40,543	$118,248	$116,126
Microelectronics	30,399	39,266	97,952	111,287
Life and health sciences	18,914	19,201	56,757	54,349
Industrial and other end markets	18,910	15,265	54,212	48,068

	$109,001	$114,275	$327,169	$329,830

Net sales for the three months ended September 29, 2007 decreased $5.3 million, or approximately 5%, compared with the corresponding period of 2006. Net sales by our Lasers Division during this period decreased compared with the prior year period by $4.2 million, or approximately 9%, while net sales by our Photonics and Precision Technologies (PPT) Division during this period increased compared with the prior year period by $0.7 million, or approximately 1%. The decrease in total net sales during the third quarter of 2007 compared with the prior year quarter was due in large part to significantly lower sales by both divisions to customers in the microelectronics market as a result of the current downturn in the semiconductor capital equipment market. This decrease was offset in part by increased sales to our industrial and other end markets. Net sales for the nine months ended September 29, 2007 decreased $2.7 million, or slightly less than 1%, compared with the corresponding period of 2006. Net sales by our Lasers Division during this period decreased by $2.3 million, or approximately 2%, and net sales by our PPT

Division during this period increased by $1.4 million or approximately 1%, compared with the corresponding period of 2006. As with the third quarter of 2007, the total decrease in net sales during the first nine months of 2007 compared with the prior year period was due in large part to significantly lower sales by both divisions to customers in the microelectronics market as a result of the current downturn in the semiconductor capital equipment market, offset in part by higher sales to each of our other end markets. The decrease in our net sales in both the three and nine months ended September 29, 2007 compared with the corresponding periods of 2006 was also due in part to the fact that we received $1.8 million of revenue in the third quarter of 2006 from the licensing of certain intellectual property, which did not recur in the 2007 periods.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended September 29, 2007 increased by $0.2 million, or slightly less than 1%, compared with the same period of 2006, due to a $5.0 million increase in sales by our PPT Division, offset almost completely by a $4.8 million decline in sales by our Lasers Division. The increase in net sales to the scientific research, aerospace and defense/security markets for the first nine months of 2007 of $2.1 million, or approximately 2%, compared with the same period of 2006 was attributable primarily to a $8.9 million increase in sales by our PPT Division, offset significantly by a $6.8 million decline in sales by our Lasers Division. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
Net sales to the microelectronics market for the three months ended September 29, 2007 decreased $8.9 million, or approximately 23%, compared with the same period of 2006, and net sales to this market for the first nine months of 2007 decreased $13.3 million, or approximately 12%, compared with the first nine months of 2006. The decrease in sales to this market in the three and nine months ended September 29, 2007 compared with the same periods of 2006 was due in large part to significantly lower sales by both of our divisions to customers in the semiconductor capital equipment market as a result of the current downturn in that market. The decrease was also fueled by reduced sales to a computer peripherals manufacturer of automated systems used in its manufacturing process, which were $1.1 million and $5.6 million lower in the three and nine months ended September 30, 2007, respectively, compared with the same periods in 2006. Shipments of such systems are generally made in lots rather than a steady stream and do not typically occur every quarter. The decrease in net sales to the microelectronics market in both the three and nine months ended September 29, 2007 compared with the corresponding periods of 2006 was also due in part to the fact that we received $1.8 million of revenue attributable to the microelectronics market in the third quarter of 2006 from the licensing of certain intellectual property, which did not recur in the 2007 periods.
Net sales to the life and health sciences market for the three months ended September 29, 2007 decreased $0.3 million, or approximately 2%, compared with the same period of 2006, due primarily to sales to this market by our PPT Division that were $1.1 million lower in the third quarter of 2007 compared with the same period of 2006, offset by $0.8 million higher sales to this market by our Lasers Division. The increase in net sales to this market in the first nine months of 2007 of $2.4 million, or approximately 4%, compared with the first nine months of 2006 was due to increases in sales of $1.8 million by our Lasers Division and $0.6 million by our PPT Division.
Net sales to our industrial and other end markets for the three months ended September 29, 2007 increased by $3.6 million, or approximately 24%, compared with the corresponding period of 2006, due almost entirely to increased sales by our Lasers Division. Net sales to these markets for the first nine months of 2007 increased by $6.1 million, or approximately 13%, compared with the first nine months of 2006, due to an increase in sales of $9.3 million by our Lasers Division, offset in part by a decrease in sales of $3.2 million by our PPT Division.

Domestic and international sales by end market were as follows:

Domestic Sales:	Three Months Ended			Percentage
	September 29,	September 30,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$14,819	$18,210	$(3,391)	(18.6)%
Microelectronics	20,072	28,614	(8,542)	(29.9)
Life and health sciences	10,336	11,558	(1,222)	(10.6)
Industrial and other end markets	8,105	5,570	2,535	45.5

	$53,332	$63,952	$(10,620)	(16.6%)

International Sales:	Three Months Ended			Percentage
	September 29,	September 30,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$25,959	$22,333	$3,626	16.2%
Microelectronics	10,327	10,652	(325)	(3.1)
Life and health sciences	8,578	7,643	935	12.2
Industrial and other end markets	10,805	9,695	1,110	11.4

	$55,669	$50,323	$5,346	10.6%

Domestic Sales:	Nine Months Ended			Percentage
	September 29,	September 30,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$46,999	$50,433	$(3,434)	(6.8)%
Microelectronics	70,343	79,757	(9,414)	(11.8)
Life and health sciences	29,154	32,216	(3,062)	(9.5)
Industrial and other end markets	21,388	17,189	4,199	24.4

	$167,884	$179,595	$(11,711)	(6.5)%

International Sales:	Nine Months Ended			Percentage
	September 29,	September 30,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Scientific research, aerospace and defense/security	$71,249	$65,693	$5,556	8.5%
Microelectronics	27,609	31,530	(3,921)	(12.4)
Life and health sciences	27,603	22,133	5,470	24.7
Industrial and other end markets	32,824	30,879	1,945	6.3

	$159,285	$150,235	$9,050	6.0%

Geographically, net sales to international customers were as follows:

	Three Months Ended			Percentage
	September 29,	September 30,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Europe	$29,865	$23,127	$6,738	29.1%
Pacific Rim	19,260	21,488	(2,228)	(10.4)
Other	6,544	5,708	836	14.6

	$55,669	$50,323	$5,346	10.6%

	Nine Months Ended			Percentage
	September 29,	September 30,	Increase	Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Europe	$83,245	$68,524	$14,721	21.5%
Pacific Rim	56,436	62,766	(6,330)	(10.1)
Other	19,604	18,945	659	3.5

	$159,285	$150,235	$9,050	6.0%

The increase in sales to international customers for both the three and nine months ended September 29, 2007 compared with the same periods in 2006 was due to stronger sales to customers in our scientific research, aerospace and defense/security markets, life and health sciences market and other end markets, offset in part by lower sales to customers in our microelectronics market. Overall, sales to international customers, primarily in Europe, benefited from the weaker U.S. Dollar during the 2007 periods, which made our products manufactured in the United States more competitive in those international regions.
The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. As noted above, in the first nine months of 2007, our net sales to international customers were positively impacted by the weaker U.S. dollar.
We expect our consolidated net sales in the fourth quarter of 2007 to increase slightly compared with the third quarter of 2007, due primarily to anticipated increased sales to European customers as that region emerges from its normal seasonal slowness in the third quarter, to the expected seasonal strength in the scientific research market in the fourth quarter and to a higher backlog of orders scheduled to ship in the fourth quarter. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.
We expect our sales to the scientific research, aerospace and defense/security markets in the fourth quarter of 2007 to be slightly higher than the third quarter of 2007 due primarily to the expected seasonal strength in the scientific research market in the fourth quarter. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels and the timing of sales of our products for major research programs, but will increase over time as we increase our penetration of these markets.
We expect our sales to the microelectronics market in the fourth quarter of 2007 to be similar to the third quarter of 2007, as we do not expect to see a significant recovery in the fourth quarter from the cyclical downturn in demand for the capital equipment sold by our customers in the semiconductor equipment market. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.
We expect our sales to the life and health sciences market in the fourth quarter of 2007 to be higher than the third quarter of 2007 due primarily to a high backlog of orders that are scheduled to ship in the fourth quarter. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the short term due to the timing of programs and the concentration of our sales within a limited number of original equipment manufacturer (OEM) customers in this market, but to increase over time as we increase our penetration of this market.
Gross Margin
Gross margin was 40.0% and 44.7% for the three months ended September 29, 2007 and September 30, 2006, respectively. This decline was due primarily to lower margins in our Lasers Division, which were negatively impacted by continued under-absorbed factory overhead costs due to low sales levels during the first nine months of 2007, increased warranty, scrap and yield costs, and increases in inventory reserves, as well as increased material costs for some of our PPT Division product lines. Gross margin was 42.6% and 43.7% for the nine months ended September 29, 2007 and September 30, 2006, respectively. This decrease was due primarily to the aforementioned decline in gross margin we experienced in the third quarter of 2007, offset in part by a favorable mix of product sales in Europe and reduced material costs. Additionally, our gross margin in the third quarter and first nine months of 2006 was positively impacted by approximately $1.8 million of licensing revenue and gross profit received in the third quarter of 2006 in connection with the licensing of certain non-core patents, which did not recur in the comparable 2007 periods.

We expect our gross margin in the fourth quarter of 2007 to improve over the third quarter of 2007, as we expect to mitigate many of the causes of the comparatively low gross margin in the third quarter of 2007.
Selling, General and Administrative (SG&A) Expense
SG&A expense totaled $28.7 million, or 26.4% of net sales, and $29.4 million, or 25.7% of net sales, for the three months ended September 29, 2007 and September 30, 2006, respectively. The decrease in absolute dollars in the current year period was due primarily to approximately $2.4 million less expense relating to grants of performance-based restricted stock units made under our equity compensation plan. In September 2007, we determined that the restricted stock units tied to 2007 performance targets will not vest because such performance targets will not be met, and therefore reversed the expenses previously accrued for such grants. The decrease was also due to a reduction of $0.4 million in commission expenses resulting from lower sales volumes, and a reduction of $1.3 million in our incentive compensation accrual based on our determination that certain performance targets will not be met. This decrease in SG&A expenses was offset in part by increases in severance expenses of $1.8 million and in workers’ compensation expenses of $0.8 million, and by consulting and depreciation expenses related to our SAP implementation program.
SG&A expenses for the first nine months of 2007 totaled $87.5 million, or 26.8% of net sales, compared with $84.5 million, or 25.6% of net sales, in the first nine months of 2006. The increase in the current year period was due primarily to severance expenses of $2.6 million, consulting and depreciation expense related to our SAP implementation program, continued funding of sales and marketing efforts to increase our revenue levels, and increased workers’ compensation expenses. The increase was offset in part by reductions in commission expenses and in our incentive compensation accrual, totaling $2.9 million.
In addition, SG&A expense for the three and nine months ended September 30, 2006 was reduced by the realization of a gain of approximately $1.4 million resulting from the sale of certain non-core patents, which did not recur in the current year periods.
We expect that SG&A expense in the fourth quarter of 2007 will be approximately the same as the third quarter level. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
R&D expense totaled $9.7 million, or 8.9% of net sales, and $10.7 million, or 9.4% of net sales, for the three months ended September 29, 2007 and September 30, 2006, respectively. The decrease in R&D expense in the 2007 period was due in part to the reductions in non-cash compensation expense relating to grants of performance-based restricted stock units and in our incentive compensation accrual, for the aforementioned reasons, and to a reduction in materials utilized in research and development. R&D expense totaled $31.2 million, or 9.5% of net sales, and $30.9 million, or 9.3% of net sales, for the nine months ended September 29, 2007 and September 30, 2006, respectively. The increase in R&D expense in the first nine months of 2007 compared with the same period in 2006 was due primarily to continued investment in new product development programs.
We expect that R&D expense in the fourth quarter of 2007 will be slightly higher than the third quarter level. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.

Interest and Other Income (Expense), Net
Interest and other income, net totaled $0.1 million for the three months ended September 29, 2007 and interest and other expense, net totaled $0.3 million for the three months ended September 30, 2006, respectively. Interest and other income, net for the nine months ended September 29, 2007 totaled $0.3 million and interest and other expense, net for the nine months ended September 30, 2006 totaled $0.6 million. The improvement in the third quarter and first nine months of 2007 compared with the third quarter and first nine months of 2006 was due primarily to our sale of $175 million of convertible subordinated notes in February 2007. This financing increased our cash balances significantly, which together with higher average interest income rates earned on these balances, resulted in net interest income for the 2007 periods, compared with net interest expense in the prior year periods.
We expect that interest and other income, net in the fourth quarter of 2007 will be approximately the same as the third quarter level. In general, we expect interest and other income (expense), net to fluctuate slightly in future periods, depending on our levels of cash and marketable securities and interest earned thereon in a given period.
Income Taxes
Our effective tax rates reflect a benefit of 5.4% for the three months ended September 29, 2007 and an expense of 10.2% for the nine months ended September 29, 2007, compared with an expense of 1% and 7.9% for the three and nine months ended September 30, 2006, respectively. The reduction in our effective tax rate for the third quarter of 2007 compared with the third quarter of 2006 was due primarily to a higher proportion of our earnings being reported in the U.S., where federal taxes are offset by the valuation reserve, than in foreign countries, as well as the favorable conclusion of an income tax audit of our subsidiary in France. The increase in the effective tax rate for the first nine months of 2007 compared with the first nine months of 2006 resulted primarily from a reduction in our tax contingency reserve of approximately $1.2 million that we recorded in the 2006 period.
We have recorded a valuation allowance against our deferred tax assets pursuant to SFAS No. 109, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is fully reversed, the Federal tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of certain required state income taxes, taxes in certain foreign jurisdictions, the federal alternative minimum tax and the impact of discrete items.
We expect our effective tax rate in the fourth quarter of 2007 to be approximately 10% to 12%, which will vary depending on the levels of our required state minimum income taxes and taxes on our foreign earnings. However, based upon our current projections of future profitability, we anticipate that we will record as a discrete item an additional reduction in our valuation allowance, which would result in a net tax benefit in the fourth quarter of 2007.
Given the global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate taxable earnings within each tax jurisdiction. If actual taxable earnings within each tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, stock-based compensation and uncertain tax positions.
Liquidity and Capital Resources
Net cash provided by our operating activities of $22.4 million for the nine months ended September 29, 2007 was attributable primarily to the cash provided by our results of operations and a reduction in accounts receivable of $9.9 million (due primarily to lower sales volumes). These amounts were offset in part by an increase in inventories of approximately $19.0 million to support higher anticipated sales levels, reduce the lead times for certain products and mitigate the risk of shortages during the implementation of our new global information systems platform at multiple manufacturing facilities, and by decreases in accrued payroll expenses of $3.6 million (due primarily to incentive compensation paid in the first quarter) and in accounts payable of $2.4 million (due primarily to the timing of payments).

Net cash used in investing activities of $11.0 million for the nine months ended September 29, 2007 consisted primarily of net purchases of property and equipment of $12.0 million, including approximately $5.8 million in amounts capitalized in connection with the implementation of our new global information systems platform, offset in part by net sales of marketable securities.
Net cash provided by financing activities of $41.6 million for the nine months ended September 29, 2007 consisted primarily of proceeds from the issuance of $175 million of convertible subordinated notes. Cash received was offset in part by cash used for payment of expenses associated with such offering totaling $5.6 million, for the prepayment of all of our long-term debt owed to Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation, for $48.2 million, and the repurchase of 5.0 million shares of our common stock for approximately $82.0 million.
At September 29, 2007, we had cash and cash equivalents of $90.1 million and marketable securities of $49.6 million. The majority of these securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, payment of interest on our convertible subordinated notes, and changes in interest rates.
At September 29, 2007, we had a total of six lines of credit, including one domestic revolving line of credit, three revolving lines of credit with Japanese banks, and two other lines of credit with Japanese banks, which we use to sell trade notes receivable with recourse to the banks.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2007. Certain cash equivalents by the lender under this line of credit collateralize this line of credit, which bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate (5.1% at September 29, 2007) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At September 29, 2007, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
Our three revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.7 million at September 29, 2007) and expire as follows: $6.9 million on November 30, 2007, $5.2 million on March 31, 2008 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At September 29, 2007, we had $9.6 million outstanding and $5.1 million available for borrowing under these lines of credit. All amounts outstanding under these revolving lines of credit at September 29, 2007 are due prior to September 28, 2008 and are included in short-term obligations in the accompanying consolidated balance sheets. Our two other lines of credit with Japanese banks, which are used to sell trade notes receivable with recourse to the banks, totaled 550 million yen ($4.8 million at September 29, 2007), have no expiration dates and bear interest at the bank’s prevailing rate. At September 29, 2007, we had $1.9 million outstanding and $2.9 million available for the sale of notes receivable under these lines of credit. Amounts outstanding under these lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. As of September 29, 2007, the weighted average interest rate on all borrowings on the five Japanese lines of credit was 1.9%.
In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of common stock. In the third quarter of 2007, we repurchased a total of approximately 1.5 million shares of our common stock under this program for approximately $19.6 million. In the first nine months of 2007, we repurchased a total of approximately 2.8 million shares of our common stock under this program for approximately $40.1 million. As of September 29, 2007, 1.4 million shares remained available for purchase. The timing and amount of any future purchases will depend on factors including our share price, cash balances, expected cash requirements and general business and market conditions.
In December 2005, our Board of Directors approved a global information technology systems initiative to consolidate our information systems onto a single platform. In the nine months ended September 29, 2007 and September 30, 2006, we used approximately $5.8 million and $6.8 million, respectively, of cash for capital expenditures related to this implementation. During the remainder of 2007 and 2008, we expect to use a total of approximately $2.0 million to $5.0 million of cash for additional expenses and capital expenditures related to this implementation.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 30, 2006 and our other periodic filings with the Securities and Exchange Commission, and there can be no assurance that we will not require additional funding in the future or that such financing would be obtainable on terms favorable to us and would not be dilutive.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the expected impact of the provisions of SFAS No. 157, but we do not believe that our adoption of SFAS No. 157 will have a material impact on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the expected impact of the provisions of SFAS No. 159, but we do not believe that our adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.
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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and nine months ended September 29, 2007. There were no forward exchange contracts outstanding at September 29, 2007.
Our operating income from international operations totaled $4.6 million for the nine months ended September 29, 2007. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro, Japanese yen, British pound and Taiwan dollar. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three and nine months ended September 29, 2007. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our five revolving lines of credit with Japanese banks bear interest at the lending bank’s prevailing rate. Our investments in marketable securities, which totaled $49.6 million at September 29, 2007, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three or nine months ended September 29, 2007.
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

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation and increasing our systems security, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our independent registered public accounting firm.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 30, 2006 contains a full discussion of the risks associated with our business. There has been no material change to the risks described in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects purchases made by us during the quarter ended September 29, 2007, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
Number (or
Approximate
			Total Number of	Dollar Value of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share	Announced Plans	the Plans or
Period(1)	Purchased	(or Unit)	or Programs	Programs
July 1, 2007 – July 28, 2007	—	—	—	—
July 29, 2007 – August 25, 2007	1,160,447 (2)	$13.31	1,160,447	1,737,515
August 26, 2007 – September 29, 2007	294,706 (2)	13.96	294,706	1,442,809

Totals	1,455,153	$13.44	1,455,153

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2006. A total of 4.2 million shares has been authorized for repurchase under this program. As of September 29, 2007, we had purchased a total of 2,757,191 shares and 1,442,809 shares remained available for purchase under this program. This program has no fixed expiration date but may be terminated by our Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Separation Agreement, dated September 18, 2007, by and between the Registrant and Robert G. Deuster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Separation Agreement, dated September 18, 2007, by and between the Registrant and Robert G. Deuster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.