Form 10-K
period 2007-12-29
NEWPORT CORP
filed 2008-03-11
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $585.3 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Market on such date.
As of March 5, 2008, 35,937,226 shares of the registrant’s sole class of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.
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
     We provide a wide range of products designed to enhance the capabilities and productivity of our customers’ photonics and other precision applications, including:
•	lasers and laser technology, including solid-state, gas and dye lasers, high-power diode lasers, fiber lasers and amplifiers, and ultrafast laser systems;

•	optical components and subassemblies, including precision optics and opto-mechanical subassemblies, thin-film optical filters, ruled and holographic diffraction gratings and crystals;

•	photonics instruments and components, including optical meters, light sources, monochromators and spectroscopy instrumentation;

•	high-precision positioning and vibration isolation products and systems; and

•	advanced automated manufacturing systems used in the manufacture of communications and electronics devices.
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
     In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications industries. MRSI has significant expertise in the design and manufacture of automated high-precision manufacturing systems. During the past two years, MRSI has focused its development efforts on automated laser-based manufacturing systems, particularly for disk drive and photovoltaic module manufacturing applications. MRSI is now part of our Photonics and Precision Technologies (PPT) Division.
     In July 2004, we acquired Spectra-Physics, Inc. and certain related entities (collectively, Spectra-Physics). This acquisition significantly increased the scope of our expertise and product offerings in our target customer end markets, adding to our product portfolio solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. This acquisition approximately doubled our size with respect to revenue, number of employees and facilities. At the time of the acquisition, we established Spectra-Physics’ laser and laser-related technology business as our Lasers Division, and we combined Spectra-Physics’ photonics businesses with the existing businesses that comprised our former Industrial and Scientific Technologies Division to create our PPT Division.
     Following the acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations. At that time, we classified our robotic systems operations as discontinued operations. We completed the sale of these operations in December 2005. The robotic systems operations represented a substantial portion of our former Advanced Packaging and Automation Systems (APAS) Division. As a result of our decision to divest these operations, we realigned our business segments to include all remaining operations of our former APAS Division within our PPT Division. Accordingly, our operations are now conducted through two divisions, our Lasers Division and our PPT Division.
     We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” beginning on page 35, and Notes 2 and 3 of the Notes to Consolidated Financial Statements beginning on page F-13 of this Annual Report on Form 10-K.

Our Markets
     We sell our products, subsystems and systems to original equipment manufacturer (OEM) and end-user customers across a wide range of markets and applications, including:
•	Scientific Research. We are one of the world’s leading suppliers of lasers and photonics products to scientific researchers. For more than forty-five years, we have worked closely with the research community to pioneer new applications and technologies. Today, we continue to help researchers break new ground in a variety of scientific research areas, including spectroscopy, ultrafast phenomena, multiphoton microscopy, terahertz imaging, optical coherence tomography, laser induced fluorescence, light detection and ranging (LIDAR) and nonlinear optics.

•	Microelectronics. Photonics technology addresses a number of vital applications in the microelectronics market, and is a key enabler of the industry roadmap driving smaller feature sizes with the increased functionalities needed for next-generation consumer technology products, including cellular phones, personal digital assistants and digital cameras. Our products are used in several key applications in this market, including semiconductor wafer inspection and metrology, memory yield enhancement, lithography, wafer dicing and scribing, wafer and component marking and resistor trimming, as well as in disk drive, printed circuit board, flat panel display and photovoltaic module manufacturing applications.

•	Life and Health Sciences. Photonics is increasingly becoming a key enabling technology in the life and health sciences market. We provide products for use in diagnostic and analytical instrumentation and cosmetic and therapeutic applications. Our products are used in applications such as optical coherence tomography, multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight (MALDI-TOF) mass spectrometry, laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery. In addition, we supply high-power diode lasers to OEM customers for incorporation into laser systems for hair removal and a variety of dermatological and dental procedures.

•	Aerospace and Defense/Security. The drive for more technologically advanced weapons and sensors is producing increased investment in light-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures. In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision. Our high-precision products are used by aerospace and defense engineers to develop, assemble, test and calibrate equipment for a wide range of applications, including target recognition and acquisition, LIDAR, range finding, missile guidance and advanced weapons development.

•	Industrial Manufacturing, Marking and Engraving. Our lasers and photonics products are used in a wide range of precision industrial manufacturing applications, including rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and high-precision marking and engraving. We also offer laser solutions for image recording and graphics applications including pre-press (computer-to-plate), on-press, ultra-high speed printing, photo finishing and holography.

Our Operating Divisions
     We operate our business in two divisions, our Lasers Division and our PPT Division, which are organized around our primary product categories.
Lasers Division
     Our Lasers Division, which was formed in July 2004 in connection with our acquisition of Spectra-Physics, offers a broad portfolio of laser technology products and services to OEM and end-user customers across a wide range of markets and applications. Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, diode lasers, high-energy pulsed lasers, tunable lasers, gas lasers, and fiber lasers and amplifiers. We have established close relationships with OEM customers involved in microelectronics, life and health sciences and industrial manufacturing. In addition to supplying our existing lasers and laser systems to these customers, we also work closely with our OEM and industrial customers to develop laser and laser system designs optimized for their product and technology roadmaps. We offer our end-user customers a full range of laser technology solutions and accessories.
Products
     The following table summarizes our primary laser and laser-based system product offerings by product category, and includes representative applications for each category:

Category	Products		Representative Applications
Ultrafast Lasers and Systems	•	Mai Tai® one box femtosecond	•	Femtosecond spectroscopy
		Ti:sapphire lasers	•	Materials processing
	•	Tsunami® ultrafast Ti:sapphire	•	Multiphoton microscopy
		lasers	•	Optical coherence tomography
	•	Opal® femtosecond optical	•	Semiconductor metrology
		parametric oscillator (OPO)	•	Terahertz imaging
	•	Spitfire® Pro ultrafast	•	Time-resolved photoluminescence
Ti:sapphire amplifier
	•	TOPAS automated ultrafast optical
parametric amplifier (OPA)
	•	Solstice™ One Box Ultrafast Amplifier

Category	Products		Representative Applications
Diode-Pumped Solid State	•	BL series low power lasers	•	Diamond processing
Q-Switched Lasers	•	V-series high-repetition lasers	•	Disk texturing
	•	Tristar™ high repetition rate UV laser	•	Laser microdissection
	•	Navigator™ lasers	•	Matrix-assisted laser
	•	HIPPO high-power lasers		desorption/ionization
	•	Pulseo™ high peak power UV laser	•	Memory yield enhancement systems
	•	Explorer™ low-power UV lasers	•	Microelectronics material
	•	Empower™ green/UV lasers		processing
			•	Pump source for Ti:sapphire lasers
			•	Rapid prototyping
			•	Resistor trimming
			•	Sapphire scribing
			•	Silicon micromachining
			•	Solar cell manufacturing
			•	Wafer marking

Diode-Pumped Solid State	•	Millennia® Pro i/s CW lasers	•	Flow cytometry
Continuous Wave (CW) and	•	MG series CW solid state green lasers	•	Forensic investigations
Quasi-CW Lasers	•	Reveal™ CW forensic lasers	•	Image recording
	•	Centennia® CW thin-disk lasers	•	Laser cooling
	•	Excelsior™ low power CW lasers	•	Materials processing
	•	Vanguard™ quasi-CW solid state UV lasers	•	Optical trapping
	•	3900S and Matisse® CW tunable	•	Raman imaging
		Ti:sapphire lasers	•	Semiconductor wafer inspection
	•	Cyan™ compact low power CW lasers		and metrology
			•	Solar cell manufacturing
			•	Spectroscopy
			•	Ti:Sapphire pumping

Category	Products		Representative Applications
Diode Lasers	•	Open heatsink diode laser bars	•	Graphics and printing
	•	Multi-bar modules	•	Hair removal
	•	Fiber-coupled diode laser bars	•	Material heat treatment and
	•	Fiber-coupled single emitter diodes		processing
	•	Open heatsink single emitter diodes	•	Medical, therapeutic and
	•	Integra™ industrial diode laser systems		cosmetic procedures
			•	Pump source for solid state and fiber lasers
			•	Soldering and welding

High Energy Pulsed Nd:YAG	•	Quanta-Ray® PRO, LAB and PIV	•	Flat-panel display manufacturing
and Tunable Lasers		series pulsed Nd:YAG lasers	•	Laser ablation
	•	Quanta-Ray® INDI series compact	•	Laser cleaning
		Nd:YAG lasers	•	LIDAR
	•	MOPO® series High Energy	•	Mass spectrometry
		optical parametric oscillator (OPO)	•	Particle imaging velocimetry
	•	Tunable dye lasers		combustion diagnostics
			•	Plastic and ceramic component
marking
			•	Remote sensing
			•	Spectroscopy

Gas Lasers	•	Air-cooled argon ion lasers	•	Confocal microscopy
	•	Water-cooled ion laser systems	•	DNA sequencing
	•	Nitrogen lasers	•	Flow cytometry
			• •	Laser doppler anemometry Raman spectroscopy
			•	Semiconductor wafer inspection
			•	Spectroscopy
			•	Holography
			•	Laser-doppler velocimetry
			•	Lithography
			•	Fluorescence immunoassay
			•	Matrix-assisted laser desorption/ionization

Fiber Laser Business Group
     During 2006, we established a Fiber Laser business group within our Lasers Division, which is engaged in the development of fiber laser and fiber amplifier technology. We introduced the first product from this group, the Pantera™ quasi-continuous wave mode-locked high-power ultraviolet laser, in the fourth quarter of 2007. The fiber laser and fiber amplifier products from this group incorporate our leading-edge capabilities in diode lasers, fiber coupling, frequency conversion, optics and photonics packaging.
Photonics and Precision Technologies Division
     Our PPT Division’s products and systems are used in applications across all of our target end markets. In addition, we sell subsystems to OEM customers that integrate our products into their systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision micro-positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, opto-mechanical subassemblies and crystals. The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of communications and electronic devices, including disk drives, photovoltaic cells and microwave, optical, radio frequency (RF) and multi-chip modules.
Products
     The following table summarizes our PPT Division’s primary product offerings by product category, and includes representative applications for each category:

Category	Products		Representative Applications
Photonics Instruments and Systems	•	Optical meters	•	Characterization of light
	•	Laser diode instruments		emitted by lasers, light emitting diodes
	•	Light sources		and broadband light sources
	•	Solar simulators	•	Chemical composition analysis
	•	Solar cell test instruments	•	Colorimetry
	•	Photonics test systems	•	Optical power and energy
	•	Optical detectors		measurement for free space and
	•	Dispersive and Fourier transform (FT)		fiber-directed laser light
		spectrometers	•	Solar cell characterization
	•	Monochromators and spectrographs		and measurements
	•	Ultrafast laser pulse measurement	•	Testing and characterization
		systems		of optical fibers and passive fiber optic
components
			•	Spectroscopy

Category	Products		Representative Applications
Precision Micro-Positioning Devices,	•	Precision air-bearing motion systems	•	High-precision positioning and
Systems and Subsystems	•	Motorized linear and rotation stages		motion control apparatus for
	•	Motorized actuators and optics mounts		manufacturing, in-process inspection and
	•	Custom multi-axis positioning systems		final test applications
	•	Motion controllers and drivers	•	High-precision positioning
	•	Manual linear and rotation stages		systems for thin-film solar panel
	•	Fiber alignment stages and accessories		manufacturing
	•	Micrometers and adjustment screws	•	Laser system alignment and
beam steering for inspection, laser
processing and communications
			•	Precision positioning of
semiconductor wafers for metrology and
fabrication
			•	Precision alignment in fiber
optic, telecommunication and laser device
assembly
			•	Sample or sensor manipulation
for imaging and microscopy
			•	Sample sorting and sequencing for DNA research
			•	Tracking and targeting test
systems for aerospace and defense/security
applications

Vibration Isolation Systems and Subsystems	•	Optical tables and support systems	•	Foundation platforms for laser
	•	Workstations		systems
	•	Active and passive isolation systems	•	Isolated platform for
	•	Active vibration damping systems		semiconductor lithography equipment
	•	Honeycomb, granite and rigid	•	Reduction of impact of
		structures		external vibration sources on
	•	Elastomeric mounts		high-precision research, manufacturing
test and assembly systems
			•	Scanning electron microscope,
atomic force microscope, and optical
microscope base isolation
			•	Workstation platforms for
fiber optic device fabrication
			•	Workstation platforms for
microscopy and other advanced imaging
applications

Category	Products		Representative Applications
Optics and Optical Hardware	•	Lenses	•	Analytical instrumentation for
	•	Mirrors		life and health sciences
	•	Prisms and windows	•	Components for research and
	•	Thin-film filters and coatings		product development activities
	•	Filters and attenuators	•	Deep ultraviolet optics for
	•	Collimators		semiconductor lithography, wafer
	•	Ultrafast laser optics		inspection and wafer processing
	•	Beamsplitters and polarization optics	•	Development and manufacture of
	•	Ruled and holographic diffraction		laser systems
		gratings	•	Electro-optic sensors and
	•	Optical mounts		imaging systems for defense/security
	•	Bases and brackets		applications
	•	Posts and rod systems	•	High-precision alignment of
	•	Beam routing and enclosing systems		optical instruments
	•	Laser-to-fiber couplers	•	Optical measurement and
	•	Educational kits		communications systems
			•	Spectroscopy
			•	Ultrafast laser, terahertz
imaging and laser fusion research

Opto-Mechanical Subassemblies	•	Laser beam delivery and imaging	•	Analytical instrumentation for
and Subsystems		assemblies		life and health sciences
	•	Integrated electro-optic-mechanical	•	High-speed cell sorting for
		subsystems		genomic research
	•	Objective lens systems	•	Laser beam delivery systems
	•	Refractive beam shaper assemblies		for solar cell manufacturing
	•	Fast steering mirrors	•	Laser beam stabilization for
	•	Laser beam attenuators		industrial metrology
			•	Light detection and ranging
			•	Optical coherence tomography
for non-invasive diagnostics
			•	Optical data storage
			•	Semiconductor mask patterning
			•	Semiconductor wafer defect
inspection
			•	Thin-film measurement of
semiconductor wafers

Category	Products		Representative Applications
Crystals	•	Optical crystals	•	Infrared spectroscopy (FT-IR)
	•	Scintillation crystals		for quality assurance
	•	Crystal imaging arrays	•	Optical and acoustic
	•	Electro optics		applications including frequency doubling,
optical modulators and Q switches
			•	X-ray detection such as steel
thickness gauging
			•	X-ray imaging for security,
industrial and medical applications

Advanced Manufacturing Systems	•	Automated manufacturing/ assembly	•	Automated manufacturing and
		systems		assembly of microelectronic and
	•	Automated dispensing systems		optoelectronic devices
			•	High-speed, high-accuracy
automated dispensing applications for
microwave modules, optical modules, hybrid
circuits, multi-chip modules and
semiconductor packaging
			•	High-speed, high-accuracy
laser texturing of disk drive media
Integrated Solutions
     Our PPT Division also designs, develops and manufactures integrated systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers accelerate the time to market and enhance the performance of their equipment or instrumentation products. We have established a business team comprised of technical and operations specialists, which collaborates across our divisions to develop and provide these integrated solutions to our customers. We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor manufacturing, disk drive manufacturing, photovoltaic cell manufacturing, and in life and health sciences applications such as flow cytometry and optical coherence tomography.
     Financial information regarding our business segments and our operations by geographic area is included in Note 17 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-33. A discussion of our net sales by end market and geographic area is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 35.

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
     We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with most of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2007.
     We also market our standard products through our product catalogs and our web site. Our principal marketing tool for the scientific research market is our comprehensive product catalog, The Newport Resource®. This catalog provides detailed product information as well as extensive technical and applications data. We mail this catalog to approximately 40,000 existing and potential customers. The Newport Resource is published in English, French and German. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures which focus on specific products and end markets. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products. Our web site is widely used by our customers to review information about our technologies, products and services.
     We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters. The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as multiphoton microscopy, Coherent Anti-Stokes Raman Scattering (CARS) microscopy and ultrafast spectroscopy. The TAC produces application notes and kits for these applications, publishes technical papers in scientific and technical journals, and also provides our research and development teams with ideas for new products and product enhancements. We believe that the TAC reinforces our position as a technology leader in the photonics industry, and that it serves as an important sales tool by performing actual experiments to demonstrate how our products will perform in our customers’ applications.
     We also operate an Applications Laboratory at the Mountain View, California facility of our Lasers Division, which provides support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our laser and photonics products. This laboratory is staffed with experienced laser material processing engineers, and has demonstrated the performance of our products and integrated solutions in a wide range of advanced laser processing applications.

Research and Product Development
     We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of February 29, 2008, we had approximately 240 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve. Total research and development expenses were $42.6 million, or 9.6% of net sales, in 2007, $42.0 million, or 9.2% of net sales, in 2006, and $35.9 million, or 8.9% of net sales, in 2005. Research and development expenses attributable to our Lasers Division were $23.3 million, or 12.6% of net sales to that segment, in 2007, $22.4 million, or 11.8% of net sales to that segment, in 2006, and $18.3 million, or 10.4% of net sales to that segment, in 2005. Research and development expenses attributable to our PPT Division were $19.3 million, or 7.4% of net sales to that segment, in 2007, $19.6 million, or 7.5% of net sales to that segment, in 2006, and $17.6 million, or 7.8% of net sales to that segment, in 2005.
     We are committed to product development and expect to continue our investment in this area in the future. We believe that the continual development or acquisition of innovative new products will be critical to our future success. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material adverse effect on our business, operating results or financial condition.
Customers
     We sell our products to thousands of customers worldwide, in a wide range of diverse end markets, including scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment, computer peripherals and photovoltaic customers), aerospace and defense/security, life and health sciences and industrial manufacturing. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2007, no single customer represented 10% or more of our consolidated net sales, or 10% or more of our net sales by either our Lasers Division or our PPT Division. In certain of our end markets, including the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. We believe that our relationships with these key customers are good. However, if our key customers discontinue or reduce their relationships with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis, and our business and results of operations could be harmed going forward if we are unable to sufficiently expand our customer base to replace the lost business.

Competition
     The primary end markets that we serve include: scientific research, aerospace and defense/security; microelectronics (which is comprised primarily of semiconductor capital equipment, computer peripherals and photovoltaic customers); life and health sciences; and industrial manufacturing. These markets are intensely competitive and characterized by rapidly changing technology. A small number of competitors are dominant in certain of these markets. The products and systems developed and manufactured by both our PPT Division and our Lasers Division serve all of our targeted end markets. The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Lasers	Bookham, Inc. Coherent, Inc. CVI Melles Griot Excel Technology, Inc. IPG Photonics, Inc.	JDS Uniphase Corporation Jenoptik Laser Optik Systeme GmbH Rofin-Sinar Technologies, Inc. Trumpf Group

Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. CVI Melles Griot ILX Lightwave Corporation	Ocean Optics, Inc. Ophir Optronics Ltd. Thorlabs, Inc.

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Ocean Optics, Inc.	Photon Technology International Spectral Products Thorlabs, Inc.

Precision Micro-Positioning Devices, Systems and Subsystems	Aerotech Inc. Bookham, Inc. Danaher Corporation Parker Hannifin Corporation	Physik Instrumente Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.

Vibration Isolation Systems and Subsystems	Kinetic Systems, Inc. Technical Manufacturing Corp.	Thorlabs, Inc.

Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Bookham, Inc. CVI Melles Griot Corning Tropel Corporation Jenoptik Laser Optik Systeme GmbH	LINOS Photonics OptoSigma Corporation Thorlabs, Inc. Zygo Corporation

Optical Filters	Bookham, Inc. Barr Associates, Inc. Chroma Technology Corp. Ferroperm EMC Filters ApS	JDS Uniphase Corporation Omega Optical, Inc. Semrock, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon Ltd.	Optometrics LLC Spectrogon
     In certain of our product lines, particularly our precision motion systems product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.
     We believe that the primary competitive factors in our markets are:
•	product features and performance;

•	quality and reliability of products;

•	pricing;

•	customer service and support;

•	breadth of product portfolio;

•	customer relationships;

•	ability to manufacture and deliver products on a timely basis;

•	ability to customize products to customer specifications; and

•	ability to offer complete integrated solutions to OEM customers.
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
Intellectual Property and Proprietary Rights
     Our success and competitiveness depends to an extent on our ability to protect our proprietary technology. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We maintain approximately 220 patents in the U.S. and foreign jurisdictions, and we have approximately 85 additional patent applications pending. These issued patents cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.
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

Manufacturing
     We manufacture lasers and laser systems at our domestic facility located in Mountain View, California, and at our international facilities in Ottawa, Ontario and Stahnsdorf, Germany. We manufacture diode lasers in Tucson, Arizona. We manufacture instruments, components, subassemblies and systems at domestic facilities located in Irvine, California; Stratford, Connecticut; Franklin, Massachusetts; North Billerica, Massachusetts; and Rochester, New York, and at international facilities in Beaune-la Rolande, France; Brigueuil, France; Margate, United Kingdom; and Wuxi, China. In addition, we subcontract the manufacture of various products and components to a number of third-party subcontractors.
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
     We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single or limited sources, due to unique component designs or materials characteristics as well as certain quality and performance requirements needed to manufacture our products. In some such cases, the number of available suppliers is limited by the existence of patents covering the components or materials. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we were unable to do so, our business, results of operations or financial condition could be adversely affected.
Backlog
     Our consolidated backlog of orders totaled $153.8 million at December 29, 2007 and $130.2 million at December 30, 2006. As of December 29, 2007, $126.4 million of our consolidated backlog was scheduled to be shipped on or before January 3, 2009. Orders for many of the products we sell to semiconductor equipment customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain material costs. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.
Investments
     From time to time, we make investments in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired. We currently hold minority ownership interests in a number of small, privately-held companies. These investments are designed to further our strategic objectives and to support our key business initiatives. We want to support growth in new technologies, particularly those related to our strategic markets, in order to create and expand markets for our products. At December 29, 2007, the total carrying value of all of our minority interest investments was $2.9 million.
     Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we have acquired, our ability to liquidate our investments is limited, and such markets may not develop in the future. In the event that we are required to write down the carrying value of one or more of our investments in the future, our earnings could be materially and adversely affected.
Employees
     As of February 29, 2008, we had approximately 2,000 employees worldwide. We believe that our relationships with our employees are good.
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
     Our Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. We have established reserves relating to the estimated cost of these remediation efforts, however our ultimate costs of remediation are difficult to predict. In addition, while we are not aware of any unresolved property damage or personal injury claims relating to this site, such claims could be made against us in the future. While Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo) has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for certain environmental liabilities relating to this site, this indemnity may not cover all liabilities relating to this site. In such event, our business, financial condition and results of operations could be adversely affected.
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
Our financial results are difficult to predict, and if we fail to meet our financial guidance or the expectations of investors and/or securities analysts, the market price of our common stock will likely decline significantly.
     Our financial results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:
•	fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor equipment industry), market seasonality (particularly in the scientific research market), levels of government funding available to our customers and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	our timing in introducing new products;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	variations in the mix of products we sell;

•	timing and level of scrap and warranty expenses;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers;

•	the availability and cost of key components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	our ability to retain and attract key employees;

•	changes in our effective tax rates;

•	changes in interest rates;

•	fluctuations in foreign currency exchange rates; and

•	our levels of expenses.
     We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters.
     In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall.
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
     Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment, computer peripherals and photovoltaics customers) constituted 27.8%, 32.4% and 28.8% of our consolidated net sales for the years 2007, 2006, and 2005, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 56.3%, 58.2% and 53.7% of our sales to this market for the years 2007, 2006, and 2005, respectively, with one customer making up a substantial portion of such percentage in each of such years. No single customer in this market comprised 10% or more of our consolidated net sales in 2007, 2006 or 2005. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the front-end equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.
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
     We have and will continue to acquire businesses, and the efficient and effective integration of our acquired businesses into our organization is critical to our growth. The process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:
•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in integrating disparate operational and information systems;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our ability to retain key customers, suppliers and employees of an acquired company.
     Our failure to achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses. Such charges could also include impairment of goodwill associated with past acquisitions should the operating results of one of our divisions differ negatively from the assumptions used in evaluating goodwill for impairment. While we believe our assumptions are reasonable, the operating income of our Lasers Division has been less than anticipated. If our Lasers Division does not achieve our expected level of profitability in the future, we may be required to recognize a goodwill impairment charge.
Many of the markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.
     Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs and new product introductions and enhancements. Many of the products in our markets can become outdated quickly and without warning. We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved technologies, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products on a timely basis, our business and results of operations would be harmed.
We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.
     We offer products for a number of markets, including microelectronics, scientific research, aerospace and defense/security, life and health sciences, and industrial manufacturing. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these industries, and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.
Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.
     Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment typically varies, is difficult to predict and can last more than one year. The orders comprising our backlog are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain material costs. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations.
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
     Our business is subject to risks inherent in conducting business internationally. For the years ended December 29, 2007, December 30, 2006, and December 31, 2005, our international revenues accounted for approximately 49.7%, 47.6% and 46.6%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Our international operations expose us to various risks, which include:
•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•	the actions of U.S. and foreign regulatory authorities, including embargoes, export restrictions, tariffs, trade restrictions and trade barriers, license requirements, currency controls and other rules and regulations applicable to the importing and exporting of our products, which are complicated and potentially conflicting and may impose strict and severe penalties for noncompliance;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency fluctuations;

•	differing protection of intellectual property;

•	difficulties in staffing and managing each of our individual foreign operations; and

•	increased risk of exposure to terrorist activities.
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
     The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers to manufacture subassembly products on their behalf. Some of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product performance, features, quality, reliability, the breadth of our product portfolio and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.
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
We have experienced, and may in the future experience, intellectual property infringement claims, which could be costly and time consuming to defend.
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
     Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense, and we have experienced attrition in certain management, engineering, manufacturing and product marketing positions. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain our employees, our business and results of operations would be harmed.
Our reliance on sole source and limited source suppliers could result in delays in production and distribution of our products.
     We obtain some of the materials used to build our products, systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. If our components or raw materials are unavailable in adequate amounts at acceptable quality levels or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products. If we do not obtain comparable replacement components from other sources in a timely manner, our business and results of operations will be harmed. Many of our suppliers require long lead times to deliver the quantities of components that we need. If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment could occur, which would harm our business and results of operations.
Our products could contain defects, which would increase our costs and harm our business.
     Certain of our products, especially our laser and automation products, are inherently complex in design and require ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process. As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.
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
     In February 2007, we issued $175 million of convertible subordinated notes. The notes are subordinated to all of our existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. These notes are included in long-term debt in our consolidated balance sheet. Holders of the notes may convert their notes under certain specified circumstances which may occur prior to maturity, and upon conversion, a holder will receive cash in lieu of shares of our common stock for the value of the notes, as determined in the manner set forth in the indenture governing the notes. We may also be required to deliver additional cash or common stock or a combination of cash and common stock upon conversion.
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
Proposed accounting changes for convertible debt securities, such as our convertible subordinated notes, may adversely affect our financial results.
     The Financial Accounting Standards Board (FASB) has issued a proposed FASB Staff Position (FSP) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). If adopted by the FASB, the FSP would change the required method of accounting for net share settled convertible securities, by requiring that issuers of such securities account for a net share settled convertible security as if it were a separate debt and equity security. The effect of this change would be to require issuers to record additional non-cash interest expense equal to the difference between the interest rate at which the issuer could issue non-convertible subordinated debt and the interest rate applicable to the net share settled convertible security, thereby significantly increasing the total interest expense relating to the net share settled convertible security. As currently proposed, the FSP would require the new accounting method to be applied retrospectively to all periods presented. The FASB is not expected to issue final guidance with respect to the proposed FSP until at least the end of the first quarter of 2008. If the proposed FSP is adopted by the FASB, we would be required to record significant additional before-tax, non-cash interest expense in each period from the issuance of the convertible subordinated notes until the earlier of their conversion or redemption or their maturity in 2012. This would adversely affect our results of operations, and could adversely impact the trading price of our common stock.
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
     Pursuant to rules and regulations promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on such internal controls.
     The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to attest to and report on the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, some of which will be in areas that may be open to interpretation. As such, the report may be uniquely difficult to prepare, and our auditors may not agree with our assessments.
     If we are unable to assert each year that our internal control over financial reporting is effective (or if our auditors are unable to attest that our internal control over financial reporting is effective), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In addition, if any unidentified material weaknesses were to result in fraudulent activity and/or a material misstatement or omission in our financial statements, we could suffer losses and be subject to civil and criminal penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.
Difficulties in implementing a new global information technology system could harm our business.
     We are in the process of implementing a new global information technology system. Our worldwide operations had been managed and monitored with a number of different and in some cases incompatible legacy software systems, many of which were implemented long before we acquired these operations. We anticipate that our new system will enable the more centralized, streamlined and efficient operation and monitoring of our business. The implementation is proceeding in stages across our various facilities. We commenced the initial phase of the implementation in 2006 and currently expect to complete it in 2008. Following completion of this initial phase, we expect to continue to implement enhancements and improvements to the new system. We have incurred and expect to continue to incur significant financial and resource costs in connection with the implementation of the new system, and our business has been and will continue to be subject to many difficulties as we replace the various legacy software systems that we currently use to manage and monitor our operations. These difficulties include disruption of our operations, loss of data, and the diversion of our management and key employees’ attention away from other business matters. The difficulties associated with the implementation, and our failure to realize the anticipated benefits from the implementation, could harm our business, results of operations and cash flows.
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
     Our Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. We have established reserves relating to the estimated cost of these remediation efforts, however our ultimate costs of remediation are difficult to predict. In addition, while we are not aware of any unresolved property damage or personal injury claims relating to this site, such claims could be made against us in the future. While Thermo has agreed in connection with our purchase of Spectra-Physics to indemnify us, subject to certain conditions, for certain environmental liabilities relating to this site, this indemnity may not cover all liabilities relating to this site. In such event, our business, financial condition and results of operations could be adversely affected.
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
     We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We currently have comprehensive business continuation plans for our global information technology systems and for most of our operations and facilities, and we are in the process of formulating such plans for our remaining operations and facilities. Despite these contingency plans, if any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Lasers	Mountain View, California Tucson, Arizona Ottawa, Ontario Stahnsdorf, Germany	159,000 square feet 81,000 square feet 19,000 square feet 12,000 square feet

Photonics and Precision Technologies	Irvine, California Franklin, Massachusetts Rochester, New York North Billerica, Massachusetts Stratford, Connecticut Beaune-la Rolande, France Brigueuil, France Wuxi, China Margate, United Kingdom	273,000 square feet 56,000 square feet 55,000 square feet 38,000 square feet 32,000 square feet 86,000 square feet 44,000 square feet 30,000 square feet 16,500 square feet
     We own portions of our Mountain View, California, Rochester, New York and Beaune-la Rolande, France facilities, and we own our Brigueuil, France and Margate, United Kingdom facilities. We lease all other facilities under leases with expiration dates ranging from 2008 to 2018. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, sales and/or service. We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire. We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.
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

Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 29, 2007.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
     Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP. As of February 29, 2008, we had approximately 930 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 29, 2007	$15.68	12.42
September 29, 2007	16.28	11.85
June 30, 2007	16.84	14.40
March 31, 2007	21.34	15.96
December 30, 2006	22.83	15.84
September 30, 2006	18.59	13.94
July 1, 2006	19.83	15.44
April 1, 2006	20.18	13.50
Dividends
     We declared no dividends on our common stock during 2007 or 2006. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Purchases of Equity Securities
     The following table reflects purchases made by us during the quarter ended December 29, 2007, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum
Number (or
Approximate
				Total Number of	Dollar Value of
			Average	Shares (or Units)	Shares (or Units)
			Price Paid	Purchased as Part	that May Yet Be
	Total Number of		per Share	of Publicly	Purchased Under
	Shares (or Units)		(or	Announced Plans	the Plans or
Period(1)	Purchased		Unit)	or Programs	Programs
September 30, 2007 - October 27, 2007	—		—	—
October 28, 2007 - November 24, 2007	386,092	(2)	$12.93	386,092	1,056,717
November 25, 2007 - December 29, 2007	—		—	—

Totals	386,092		$12.93	386,092

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2006. A total of 4.2 million shares has been authorized for repurchase under this program. As of December 29, 2007, we had purchased a total of 3.1 million shares and 1.1 million shares remained available for purchase under this program. This program has no fixed expiration date but may be terminated by our Board of Directors at any time. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions. The timing of any future purchases will depend upon factors including our share price, cash balances, expected cash requirements and general business and market conditions.

Information Regarding Equity Compensation Plans
     The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 29, 2007:
Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available
	to be Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
	and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	4,108,854	$18.09	4,553,800
Equity Compensation Plans Not Approved by Security Holders (2)	288,340	$47.70	—

Total	4,397,194		4,553,800

(1)	The number of shares reflected in column (a) for equity compensation plans approved by security holders includes outstanding options to purchase 2,966,904 shares of our common stock, which were issued under our 1992 Stock Incentive Plan and our 2001 Stock Incentive Plan, and outstanding restricted stock units representing the right to receive upon vesting an aggregate of 1,141,950 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan. Substantially all of the outstanding restricted stock units are subject to performance conditions and are not expected to vest. Any restricted stock units that do not vest will become available for future grant. The weighted-average exercise price reflected in column (b) for equity compensation plans approved by security holders represents the weighted-average exercise price of the options to purchase 2,966,904 shares of our common stock. The restricted stock units representing the right to receive an aggregate of 1,141,950 shares of our common stock were awarded without payment of any purchase price.

(2)	The number of shares reflected in column (a) for equity compensation plans not approved by security holders consists of outstanding options to purchase shares of our common stock issued under our 1999 Stock Incentive Plan having a weighted-average exercise price of $47.70, and excludes outstanding options to purchase 134,637 shares of our common stock having a weighted-average exercise price of $2.66, which were granted to employees and non-employees upon the assumption and conversion of former options to purchase shares of common stock of Micro Robotics Systems, Inc. (MRSI) in connection with our acquisition of MRSI in February 2002. The options granted in connection with our acquisition of MRSI were granted outside of a plan pursuant to individual nonqualified stock option agreements, and, therefore, no additional securities are available for future grants.
Equity Compensation Plans Not Approved by Security Holders
     In November 1999, our Board adopted our 1999 Stock Incentive Plan (1999 Plan), pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of December 29, 2007, options to purchase a total of 288,340 shares of our common stock were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vest in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date. The right to exercise an option will terminate earlier in the event of termination of the continuous service (as defined in the option agreement) of the employee.

Stock Performance Graph
     The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended December 29, 2007, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index and (ii) our peer group. The graph assumes all investments were made at market value on December 31, 2002 and the reinvestment of all dividends.
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

Item 6. Selected Financial Data
     The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended December 29, 2007, December 30, 2006, December 31, 2005, January 1, 2005 and December 31, 2003. The consolidated balance sheet data as of December 29, 2007 and December 30, 2006, and the consolidated statement of operations data for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2005, January 1, 2005 and December 31, 2003 and the consolidated statement of operations data for the years ended January 1, 2005 and December 31, 2003 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.
     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	As of or for the Year Ended(1)(8)
	December 29,	December 30,	December 31,	January 1,	December 31,
(In thousands, except percentages)	2007	2006	2005	2005	2003
				(2)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$445,197	$454,724	$403,733	$267,335	$118,373
Cost of sales (3)	259,636	256,756	234,480	178,335	78,225

Gross profit	185,561	197,968	169,253	89,000	40,148

Selling, general and administrative expense	116,476	114,533	102,002	71,354	35,328
Research and development expense	42,570	41,981	35,949	22,161	11,793
Restructuring, impairment and other charges (3)	—	—	—	14,877	687

Operating income (loss)	26,515	41,454	31,302	(19,392)	(7,660)

Interest and other income (expense), net (4)	137	(759)	(1,842)	(2,000)	7,985

Income (loss) from continuing operations before income taxes	26,652	40,695	29,460	(21,392)	325
Income tax provision (benefit) (5)	(17,229)	2,193	3,746	(979)	(812)

Income (loss) from continuing operations before extraordinary gain	43,881	38,502	25,714	(20,413)	1,137
Loss from discontinued operations, net of income tax benefits (3)(6)	—	(1,075)	(16,973)	(61,023)	(14,297)
Extraordinary gain on settlement of litigation (7)	—	—	2,891	—	—

Net income (loss)	$43,881	$37,427	$11,632	$(81,436)	$(13,160)

Percentage of net sales:
Gross profit	41.7%	43.5%	41.9%	33.3%	33.9%
Selling, general and administrative expense	26.2%	25.2%	25.3%	26.7%	29.8%
Research and development expense	9.6%	9.2%	8.9%	8.3%	10.0%
Restructuring, impairment and other charges	—	—	—	5.6%	0.6%
Operating income (loss)	5.9%	9.1%	7.7%	(7.3)%	(6.5)%
Income (loss) from continuing operations before extraordinary gain	9.9%	8.5%	6.4%	(7.6)%	1.0%
Net income (loss)	9.9%	8.2%	2.9%	(30.5)%	(11.1)%

	As of or for the Year Ended
(In thousands, except per share and worldwide	December 29,	December 30,	December 31,	January 1,	December 31,
employment figures)	2007	2006	2005	2005	2003

PER SHARE INFORMATION:

Basic net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$1.14	$0.95	$0.62	$(0.50)	$0.03
Loss from discontinued operations, net of income taxes	—	(0.03)	(0.41)	(1.49)	(0.37)
Extraordinary gain on settlement of litigation	—	—	0.07	—	—

Net income (loss)	$1.14	$0.92	$0.28	$(1.99)	$(0.34)

Diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$1.12	$0.91	$0.60	$(0.50)	$0.03
Loss from discontinued operations, net of income taxes	—	(0.02)	(0.40)	(1.49)	(0.36)
Extraordinary gain on settlement of litigation	—	—	0.07	—	—

Net income (loss)	$1.12	$0.89	$0.27	$(1.99)	$(0.33)

Shares used in computation of income (loss) per share:
Basic	38,479	40,698	41,281	40,838	38,685
Diluted	39,058	42,167	42,716	40,838	39,939

Total stockholders’ equity per diluted share	$10.35	$10.32	$8.82	$10.17	$10.98

BALANCE SHEET INFORMATION:

Cash and marketable securities	$143,864	$85,413	$71,022	$108,182	$267,302
Working capital	$275,696	$200,808	$150,318	$181,999	$374,315
Total assets	$689,947	$593,015	$529,406	$578,468	$468,219
Short-term obligations	$12,402	$9,481	$12,559	$17,186	$—
Long-term obligations (includes obligations under capital leases)	$176,487	$52,125	$51,372	$48,453	$1,884
Stockholders’ equity	$404,445	$434,953	$376,583	$415,509	$438,409

MISCELLANEOUS STATISTICS:

Common shares outstanding at year end	36,918	41,458	40,036	43,023	39,033
Average worldwide employment	1,943	1,940	1,978	1,352	834
Sales per employee	$229	$234	$204	$198	$142

(1)	We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007, fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006, fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005, fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005 and fiscal year 2003 (herein referred to as 2003) ended on December 31, 2003.

(2)	In July 2004, we acquired Spectra-Physics and the transaction was accounted for using the purchase method. The Company’s results of operations for 2004 included the results of operations of Spectra-Physics from July 16, 2004, the closing date of the acquisition.

(3)	In 2004, we determined that goodwill and other intangible assets of our former APAS Division were impaired and recorded impairment charges of $56.6 million related to goodwill and $2.7 million related to other acquired intangible assets, of which $1.8 million is included in cost of sales, $13.4 million is included in restructuring, impairment and other charges and $44.1 million is included in loss from discontinued operations, net of income taxes for 2004. In addition, as a result of the acquisition of

Spectra-Physics, we determined that we had duplicate fixed assets that were not needed in our operations and an intangible asset that was no longer strategic to our business. As a result, we recorded impairment charges of $3.8 million, of which $1.5 million is included in cost of sales, $1.1 million is included in restructuring, impairment and other charges and $1.2 million is included in loss from discontinued operations, net of income taxes for 2004.

(4)	For 2004, such amounts included a $1.4 million write-down of a minority interest investment made in prior years in a manufacturer of precision mechanical components due to other-than-temporary impairment in value. In addition, 2004 included a realized loss of $1.7 million on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for the Spectra-Physics acquisition.

(5)	We established a valuation allowance in 2002 against our deferred tax assets, due to uncertainty as to the timing and ultimate realization of those assets. In 2007, we reduced our valuation allowance against our deferred tax assets by $19.8 million. Additionally, in 2006, 2005 and 2004, we reduced our tax contingency reserve by $2.2 million, $0.2 million and $3.0 million, respectively. See further discussion in Note 13 of the Notes to Consolidated Financial Statements regarding the reduction in our valuation allowance in 2007.

(6)	In 2005, our Board of Directors approved a plan to sell our robotic systems operations and, in 2002, approved a plan to sell our operations in Plymouth, Minnesota and our Industrial Metrology Systems Division. These divestitures have been accounted for as discontinued operations for all periods presented. See further discussion related to the divestiture of our robotic systems operations in Note 3 of the Notes to Consolidated Financial Statements.

(7)	In March 2005, we settled a dispute arising out of our acquisition of MRSI. As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005.

(8)	Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on assumptions that we consider reasonable. When used in this report, the words “anticipates,” “believes,” “can,” “continue,” “could,” “would,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.
Overview
     We are a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our wide range of products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our PPT Division. Both of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer and end-user customers across a wide range of applications and markets.
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
Divestitures
     Following our acquisition of Spectra-Physics in July 2004, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, in the first quarter of 2005, our Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005 for $0.5 million in cash and a note receivable of $6.6 million. These operations have been reflected as discontinued operations for all periods presented. In 2006, we increased the loss on the sale of these operations and recorded an adjustment of $1.1 million, net of income taxes.
     The net sales and loss before income taxes from discontinued operations were as follows:

	Year Ended
	December 30,	December 31,
(In thousands)	2006	2005

Net sales	$—	$8,835
Loss before income taxes	$(1,106)	$(17,823)

     The realized losses recognized on the disposal of these operations were $1.0 million and $8.5 million for 2006 and 2005, respectively.
     Unless otherwise indicated, Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes discontinued operations and relates only to continuing operations.
Extraordinary Gain
     In March 2005, we settled a dispute arising out of our acquisition of MRSI. As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005. Pursuant to the terms of the settlement agreement, 114,691 shares of our common stock, which were being held in escrow, were returned to us and cancelled. Such shares had been issued to the former MRSI stockholders at the time of the acquisition of MRSI, or had been issued upon the exercise of options to purchase our common stock which had been granted at the time of the acquisition in connection with the assumption and conversion of options to purchase MRSI common stock. In addition, outstanding options to purchase 21,606 shares of our common stock were cancelled and the exercise prices of all remaining outstanding options which had been granted in connection with the MRSI acquisition were increased to reflect an adjustment to the total consideration paid for the acquisition.
Fiscal Year End
     We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007, fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006 and fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005. Fiscal years 2007, 2006 and 2005 each consisted of 52 weeks and fiscal year 2008 will consist of 53 weeks.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, asset impairment, pension liabilities, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. Our significant accounting policies are discussed in Note 1, Organization and Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. Below is a summary of those accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements. These judgments, assumptions and estimates by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
     Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At December 29, 2007 and December 30, 2006, notes receivable, net totaled $3.8 million and $4.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse to banks in Japan with which we regularly do business. The sales of these receivables have been accounted for as secured borrowings, as we have not met the criteria for sale treatment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At December 29, 2007 and December 30, 2006, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.9 million and $2.4 million, respectively.
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
Inventories
     We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. Once we write down the carrying value of inventory, a new cost basis is established, and we do not increase the newly established cost basis based on subsequent changes in facts and circumstances. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current and committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales. Should actual demand requirements differ from our estimates, we may be required to reduce the carrying value of inventory to net realizable value, resulting in a charge to cost of sales which could adversely affect our operating results.
Warranty
     Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by our Lasers Division typically carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.
Impairment of Assets
     We assess the impairment of long-lived assets at least annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.
     We perform annual impairment tests of our goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year. We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, we aggregate components if they have similar economic characteristics. For any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, and reallocate goodwill if the reporting units change. We test each of our reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using a combination of a comparative company analysis, a comparative transaction analysis and a discounted cash flow analysis. We have not made any material changes in our impairment loss assessment methodology and the estimates and assumptions used represent management’s best estimate. However, if actual results are less than the projected income or other estimates and assumptions, particularly in our Lasers Division, we may be required to record impairment charges in the future.

Income Taxes
     We utilize the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or to reverse previously recorded tax liabilities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.
     Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In accordance with the provisions of SFAS No. 109, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not. Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. We achieved cumulative profitability for the three years ended December 29, 2007. Moreover, our management has forecasted that we will recognize income from continuing operations in the United States and permanent differences between such income from continuing operations and our taxable income for U.S. federal income tax purposes for at least the next two successive fiscal years. Accordingly, we released $19.8 million of our valuation allowance against our U.S. deferred tax assets. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of our cumulative federal and state net operating losses, we have retained a valuation allowance against a portion of our gross deferred tax assets.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. As a result of these adjustments, our effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of our common stock on the date of grant. A substantial portion of our awards vest based upon the achievement of certain annual financial performance goals established by the Compensation Committee of our Board of Directors. We record an expense relating to such awards over the vesting period based on the likelihood of achieving the performance goals. We estimate the achievement of such goals in each reporting period to determine the amount of such compensation expense. Estimating the likelihood of achievement of performance goals requires significant judgment. As such performance goals are primarily based on annual operating results, we must estimate the likelihood of achievement of such goals based on forecasted results of operations. If our actual results of operations differ from our estimates, we may need to increase or decrease stock-based compensation related to performance-based awards.
     The fair value of time-based awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value of performance-based awards, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized using the graded vesting method over the requisite service period of the award, which is generally the vesting period.
Stock-Based Compensation Costs
     Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for our stock-based compensation and complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Accordingly, no compensation expense was recognized for employee stock options with exercise prices greater than or equal to our stock price at the date of grant, and no compensation expense was recognized for purchases under our Employee Stock Purchase Plan (Purchase Plan). Costs related to restricted stock awards, determined based on the fair market value of the shares at the date of grant, net of estimated forfeitures, were recognized as compensation expense ratably over the vesting period.
     Effective January 1, 2006, we adopted SFAS No. 123R, which requires that we recognize compensation expense related to the fair value of our stock-based compensation awards. We recognize compensation expense for stock-based awards, net of estimated forfeitures, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over the requisite service period of the awards. Under SFAS No. 123R, the Purchase Plan, as amended effective January 1, 2006, is considered a non-compensatory plan, and we are not required to recognize compensation expense for the purchases made under the Purchase Plan.
     The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Cost of sales	$425	$516	$—
Selling, general and administrative expense	3,005	5,935	463
Research and development expense	238	464	—

	$3,668	$6,915	$463

     Stock-based compensation expense for the year ended December 31, 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under APB Opinion No. 25.

     In March 2006, our Board of Directors adopted our 2006 Performance-Based Stock Incentive Plan (2006 Plan), which was approved by our stockholders in May 2006. The 2006 Plan authorizes us to grant up to 6,000,000 shares of our common stock, which includes the number of shares that had been available for future grant under our 2001 Stock Incentive Plan (2001 Plan) at the time the 2006 Plan was approved. This number of shares is subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in our capital structure. Upon the approval of the 2006 Plan by our stockholders, the 2001 Plan was terminated for purposes of future grants. The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. We expect to utilize restricted stock and restricted stock units to a greater extent than stock options and stock appreciation rights in granting stock-based awards in the future. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years.
     The vesting of substantially all awards granted to directors under the 2006 Plan occurs over a period of one year. The vesting of substantially all awards granted to officers and employees under the 2006 Plan occurs over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of our Board of Directors at the time of grant. Generally, our performance-based awards provide that if the performance goals are not achieved in full for the initial applicable annual performance period, then fifty percent of the awards tied to such performance goals that do not vest will carry over and be eligible for vesting, subject to the achievement of certain performance goals for the next annual performance period. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.
     At December 29, 2007, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under our stock-based benefit plans that had not yet been recognized was $1.5 million (net of estimated forfeitures of $0.1 million). Such amount excludes compensation expense associated with awards that are subject to performance conditions, which we do not expect will vest. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.1 years. The actual compensation expense that we will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on our determination as to the extent to which performance conditions applicable to any stock-based awards will be achieved. At December 29, 2007, there were 1.0 million performance-based restricted stock units outstanding with a weighted average grant date fair value of $15.44 per share, which were not expected to vest. If our estimates regarding the achievement of performance conditions applicable to such performance-based awards are inaccurate, the amount of our stock-based compensation expense could increase significantly in future periods, which could materially affect our results of operations.

Results of Operations for the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
     The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.3	56.5	58.1

Gross profit	41.7	43.5	41.9

Selling, general and administrative expense	26.2	25.2	25.3
Research and development expense	9.6	9.2	8.9

Operating income	5.9	9.1	7.7

Interest and other income (expense), net	0.1	(0.2)	(0.4)

Income from continuing operations before income taxes	6.0	8.9	7.3

Income tax provision (benefit)	(3.9)	0.4	0.9

Income from continuing operations before extraordinary gain	9.9	8.5	6.4
Loss from discontinued operations, net of income tax benefits	—	(0.3)	(4.2)
Extraordinary gain on settlement of litigation	—	—	0.7

Net income	9.9%	8.2%	2.9%

     In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.
Net Sales
     For 2007, 2006 and 2005, our net sales totaled $445.2 million, $454.7 million and $403.7 million, respectively. Net sales decreased $9.5 million, or 2.1%, in 2007 compared with 2006. Net sales by our PPT Division decreased $2.1 million, or 0.8%, and net sales by our Lasers Division decreased $5.6 million, or 3.0%, during this period. The remainder of the decrease was due to $1.8 million of revenue which we received in 2006 in connection with the licensing of certain intellectual property, which did not recur during 2007. The decrease in net sales in 2007 compared with 2006 was due primarily to a decrease in sales to the microelectronics market, offset in part by increases in sales to all of our other end markets, particularly the life and health sciences market. Net sales increased $51.0 million, or 12.6%, in 2006 compared with 2005. Net sales by our PPT Division increased $34.2 million, or 15.0%, and net sales by our Lasers Division increased $15.0 million, or 8.5%, during this period. The remainder of the increase in net sales in 2006 was due to the $1.8 million of licensing revenue discussed above. The increase in sales in 2006 compared with 2005 resulted from stronger sales to customers in all of our end markets, particularly in the microelectronics and life and health sciences markets.
     Net sales to the scientific research, aerospace and defense/security markets were $160.0 million, $155.6 million and $152.0 million for 2007, 2006 and 2005, respectively. The increase of $4.4 million, or 2.8%, in 2007 compared with 2006 was due primarily to increased sales by our PPT Division of standard products and to a higher level of sales for major research programs, offset in part by lower sales by our Lasers Division. The increase of $3.6 million, or 2.4%, in 2006 compared with 2005 was due primarily to increased sales by our PPT Division, offset significantly by lower sales of certain of our laser products in the first half of 2006. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
     Net sales to the microelectronics market were $123.8 million, $147.3 million and $116.2 million for 2007, 2006 and 2005, respectively. The decrease of $23.5 million, or 15.9%, in 2007 compared with 2006 was due primarily to sales of laser-based disk texturing systems in 2006 that did not recur in 2007, and to the cyclical downturn in the semiconductor equipment industry, which accounts for the majority of our sales in this market, which resulted in lower sales to customers in this market by both our PPT and Lasers Divisions. The increase of $31.1 million, or 26.7%, in 2006 compared with 2005 was due primarily to strong overall market conditions in 2006, particularly in the front-end semiconductor equipment market, which led to higher demand for the products sold by both our Lasers and PPT Divisions to this market. This increase was also attributable to $1.8 million in revenue that we received in 2006 in connection with the licensing of certain intellectual property relating to products for this market.
     Net sales to the life and health sciences market were $81.8 million, $75.2 million and $64.6 million for 2007, 2006 and 2005, respectively, representing an increase of $6.6 million, or 8.8%, in 2007 compared with 2006 and an increase of $10.6 million, or 16.4%, in 2006 compared with 2005. The increases in sales in both periods were due primarily to increased demand for products sold by both our Lasers and PPT Divisions to customers in this market due to the growing adoption by this market of photonics technology, as well as increased adoption by customers of our laser and optical component and subassembly products for analytic, imaging, therapeutic and cosmetic applications.
     Net sales to our industrial and other end markets were $79.6 million, $76.6 million and $70.9 million for 2007, 2006 and 2005, respectively. The increase of $3.0 million, or 3.8%, in 2007 compared with 2006 was due primarily to increased sales by our Lasers Division of products for materials processing applications and increased sales by our PPT Division of products for telecommunications applications. The increase of $5.7 million, or 8.1%, in 2006 compared with 2005 was due primarily to increased sales in our PPT Division to customers in these markets.
     Geographically, net sales were as follows:

	Year Ended			Percentage
	December 29,	December 30,	Increase /	Increase /
(In thousands, except percentages)	2007	2006	(Decrease)	(Decrease)

United States	$223,891	$238,433	$(14,542)	(6.1)%
Europe	112,695	99,968	12,727	12.7
Pacific Rim	80,946	91,277	(10,331)	(11.3)
Other	27,665	25,046	2,619	10.5

Total sales	$445,197	$454,724	$(9,527)	(2.1)%

	Year Ended
	December 30,	December 31,		Percentage
(In thousands, except percentages)	2006	2005	Increase	Increase

United States	$238,433	$215,600	$22,833	10.6%
Europe	99,968	86,054	13,914	16.2
Pacific Rim	91,277	81,635	9,642	11.8
Other	25,046	20,444	4,602	22.5

Total sales	$454,724	$403,733	$50,991	12.6%

     Overall, sales in 2007 to international customers, primarily in Europe, benefited from the weaker U.S. Dollar. Our sales to customers in the Pacific Rim decreased in 2007 compared with 2006, due primarily to lower sales to customers in the microelectronics market resulting from sales of laser-based disk texturing systems to a customer in this region in 2006 that did not recur in 2007, as well as from the cyclical downturn in the semiconductor equipment industry. The increase in international sales in 2006 compared with 2005 resulted from stronger sales to customers in all of our end markets, particularly in the microelectronics and life and health sciences markets.
     The results of our international operations are subject to currency fluctuations. As the value of the U.S. dollar weakens relative to other currencies, sales in those currencies convert to more U.S. dollars; conversely, when the value of the U.S. dollar strengthens relative to other currencies, sales in those countries convert to fewer U.S. dollars. As noted above, our net sales to international customers in 2007 were positively impacted by the weaker U.S. Dollar.

     We expect net sales to be lower in the first quarter of 2008 compared with the fourth quarter of 2007 due to the historical seasonality in the scientific research market and the continued weakness in the semiconductor equipment industry. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.
     We expect that our sales to the scientific research, aerospace and defense/security markets will be down in the first quarter of 2008 compared with the fourth quarter of 2007 due to the traditional seasonal pattern in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels and the timing of sales of our products for major research programs, but will increase over time as we increase our penetration of these markets.
     We expect our sales to the microelectronics market in the first quarter of 2008 to be similar to the fourth quarter of 2007 due to the continued weakness in the semiconductor equipment industry, offset in part by stronger demand for our products by customers in other parts of this market, including solar cell manufacturing. We experienced the slowdown in the semiconductor equipment market during 2007 and anticipate that this will continue for the near term based on forecasts from our customers and the general U.S. economy; however, the duration and extent of this market downturn is difficult to predict and represents an uncertainty with respect to our future operating results.
     We expect our sales to the life and health sciences market in the first quarter of 2008 to be similar to or slightly higher than the fourth quarter of 2007. In general, we expect our sales to this market to fluctuate on a quarter to quarter basis in the near term due to our concentration of significant OEM customers in this market and the timing of their orders, but to increase over time as we increase our penetration of this market and as consumers drive higher demand for our customers’ products.
Gross Margin
     Gross margin was 41.7%, 43.5% and 41.9% for 2007, 2006 and 2005, respectively. The decrease in gross margin in 2007 compared with 2006 was due primarily to operating inefficiencies in our Lasers Division and to our lower total sales volume. In addition, we received $1.8 million of revenue and gross profit from licensing of certain intellectual property in 2006, which did not recur in 2007.
     Gross margin for 2006 was positively impacted compared with 2005 by the operating leverage provided by the higher sales volume, due primarily to higher absorption of fixed overhead, by the addition of the $1.8 million of revenue and gross profit received in 2006 from the licensing of certain intellectual property, and by cost savings resulting from our global sourcing activities.
     In the first quarter of 2008, we expect gross margin to improve slightly compared with the fourth quarter of 2007, due primarily to improved operating efficiencies.
Selling, General and Administrative (SG&A) Expense
     SG&A expense totaled $116.5 million, or 26.2% of net sales, $114.5 million, or 25.2% of net sales, and $102.0 million, or 25.3% of net sales, during 2007, 2006 and 2005, respectively. The increase in SG&A expense in 2007 compared with 2006 was due primarily to an increase in salary costs of $4.5 million resulting from annual merit increases and payments of severance, an increase in benefit expenses of $2.6 million and $2.4 million of incremental consulting and depreciation expenses related to our SAP implementation. Such increases were offset in part by a decrease of $7.3 million in expenses relating to our performance-based incentive and equity compensation programs due to certain performance criteria not being met.
     The increase in absolute dollars in 2006 compared with 2005 was due in part to the impact in 2006 of $5.9 million of incremental non-cash expense related to our equity incentive programs, which we began expensing in 2006 in accordance with SFAS No. 123R. The increase was also attributable to higher salary costs due to annual merit salary increases and the addition of new employees, higher variable selling expenses and incentive compensation due to higher sales and profitability levels, and payments of severance. These increases were offset in part by the realization of a gain of $1.4 million resulting from the sale of certain non-core patents, which reduced SG&A expense in 2006.
     We expect that SG&A expense will be similar to or slightly higher in the first quarter of 2008 compared with the fourth quarter of 2007. We expect that our SG&A expense will be higher during the remainder of the year as a result of stock compensation expense relating to new equity awards that we expect to grant late in the first quarter of 2008. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, these changes in SG&A expense will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
     R&D expense totaled $42.6 million, or 9.6% of net sales, $42.0 million, or 9.2% of net sales, and $35.9 million, or 8.9% of net sales during 2007, 2006 and 2005, respectively. The R&D expense increases in both 2007 compared with 2006 and in 2006 compared with 2005 were due to increased investment in new product development programs, particularly in advanced laser development.
     We expect that R&D expense in the first quarter of 2008 will be similar to the fourth quarter of 2007. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.
Interest and Other Income (Expense), Net
     Interest and other income, net, was $0.1 million in 2007, and interest and other expense, net was $0.8 million and $1.8 million in 2006 and 2005, respectively. The improvement in 2007 compared with 2006 was due primarily to our sale of $175 million of convertible subordinated notes in February 2007. This financing increased our cash balances significantly, which together with higher average interest income rates earned on these balances, resulted in an increase in interest income of $3.5 million in 2007. This increase in interest income was offset in part by an increase in interest expense of $1.7 million related to the convertible notes. In addition, in the second quarter of 2006, in connection with the closure of our sales office in Canada and the resulting liquidation of our investment in the associated entity, we recognized a gain of $0.9 million related to previously accumulated translation adjustments, which did not recur in 2007.
     The reduction in interest and other expense, net in 2006 compared with 2005 was due primarily to higher interest income, a loss due to the write-down of an investment in 2005 of $0.5 million, which did not recur in 2006, and the gain of $0.9 million recognized in 2006 related to the closure of our Canadian office as discussed above, offset in part by other net foreign exchange losses which we incurred in 2006.
Income Taxes
     Our effective tax rates from continuing operations were a tax benefit of 64.6% for 2007 and tax expense of 5.4% and 12.7% for 2006 and 2005, respectively. The tax benefit for 2007 was due primarily to the release of $19.8 million of the valuation allowance recorded against our deferred tax assets. In addition, in 2007, our subsidiary in France concluded an income tax audit for the years 2003 to 2005 and, based on the favorable conclusion of this audit, we recognized an income tax benefit of $0.7 million. Such benefits were offset in part by certain required state income taxes and taxes in certain foreign jurisdictions. Until such time that the valuation allowance recorded against our deferred tax assets is fully released, the Federal tax provision related to future earnings, should they occur, will be offset substantially by a reduction in the valuation allowance related to our net operating loss carryforwards.

     During 2006, we reduced our tax contingency reserve by $2.2 million due to the expiration of the statutory audit period related to certain income tax contingencies, as well as a determination that certain income tax contingency reserves were no longer necessary.
     In June 2006, the FASB issued FIN 48, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. We adopted the provisions of FIN 48 effective as of December 31, 2006, the first day of the first quarter of 2007. As a result of applying the provisions of FIN 48, our reserve for uncertain tax positions increased by $2.9 million, deferred income tax assets increased by $1.1 million, and shareholders’ equity decreased by $1.8 million as of December 31, 2006. As of December 29, 2007, we had $6.9 million of gross unrecognized tax benefits and the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.8 million. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Such amounts were not significant as of December 29, 2007.
Liquidity and Capital Resources
     Our cash and cash equivalents and marketable securities balances increased to $143.8 million as of December 29, 2007 from $85.4 million as of December 30, 2006. The increase was primarily attributable to the proceeds raised through our convertible debt offering and cash generated from operations, offset in part by repayment of long-term debt and repurchases of our common stock.
     Net cash provided by our operating activities of $35.4 million for 2007 consisted of our income of $43.9 million and net non-cash charges of $10.1 million, offset in part by a decrease in working capital of $18.6 million. Such non-cash charges consisted of $21.3 million for depreciation and amortization, $4.5 million for the provision for losses on inventories and $3.7 million for stock-based compensation, offset in part by $19.7 million for deferred income taxes attributable primarily to the partial release of our valuation allowance. The decrease in working capital consisted of an increase of $22.7 million in inventory, a decrease of $5.0 million in payroll and related expenses due primarily to a reduction in annual performance bonus payments and an increase of $2.2 million in prepaid expenses and other assets, offset in part by a decrease of $9.9 million in accounts receivable due to improved collection efforts, an increase of $1.1 million in accounts payable due primarily to timing of payments and an increase of $1.0 million in accrued expenses and other liabilities.
     Net cash used in investing activities in 2007 of $22.8 million consisted of purchases of property and equipment of $18.7 million and net purchases of marketable securities of $4.1 million.
     Net cash provided by financing activities in 2007 of $39.1 million consisted primarily of proceeds from the issuance of $175.0 million of convertible subordinated notes, and $5.1 million received as consideration for the issuance of common stock in connection with the exercise of stock options and participation in our employee stock purchase plan. Cash received was offset in part by cash used for payment of expenses associated with our convertible notes offering totaling $5.6 million, for repayment of $48.4 million in long-term debt, and for the repurchase of 5.4 million shares of our common stock for approximately $87.0 million, including the cancellation of 0.1 million shares of our common stock in connection with the payment of $1.9 million for taxes owed by employees upon the exercise of stock options and the vesting of restricted stock units issued to such employees under our stock incentive plans.
     At December 29, 2007, we had cash and cash equivalents of $88.7 million and marketable securities of $55.1 million. The majority of the marketable securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

     At December 29, 2007, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
     Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (7.25% at December 29, 2007), or the prevailing London Interbank Offered Rate (4.65% at December 29, 2007) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At December 29, 2007, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
     Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.9 million at December 29, 2007) and expire as follows: $5.3 million on March 31, 2008, $7.0 million on May 3, 2008 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At December 29, 2007, we had $10.5 million outstanding and $4.4 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($4.8 million at December 29, 2007), have no expiration dates and bear interest at the bank’s prevailing rate. At December 29, 2007, we had $1.9 million outstanding and $2.9 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all of our Japanese borrowings as of December 29, 2007 was 1.8%.
     In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of our common stock. During 2007, we purchased an aggregate of 3.1 million shares of our common stock under this program in the open market at an average price of $14.35 per share for a total of $45.1 million. During the first quarter of 2008, we repurchased an additional 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed our purchases under this program.
     In February 2007, we issued $175 million of convertible subordinated notes due 2012, which notes bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of $169.4 million after deducting offering fees and expenses. We used $40.0 million of the net proceeds from the offering to repurchase 2.1 million shares of our common stock at a purchase price of $18.86 per share. Such repurchase was not made under our existing share repurchase program. We used $48.2 million of the net proceeds from the offering to prepay all of our long-term debt owed to Thermo pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004. We intend to use the remaining proceeds from the offering for working capital and other general corporate purposes, which may include potential acquisitions or additional share repurchases.
     During 2008, we expect to use $15 million to $18 million of cash for capital expenditures.
     We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for the foreseeable future. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 17-27), and there can be no assurance that we will not require additional funding in the future.
     Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, there can be no assurance that we will not need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. There can be no assurance that any such financing would be available, or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive.
Contractual Obligations
     We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities.
     As of December 29, 2007, we had no material purchase obligations. Our long-term debt, and capital and operating lease obligations at December 29, 2007 were as follows:

	Capital	Long-Term	Operating	Total
(In thousands)	Leases	Debt	Leases	Obligations

Payments Due By Period:
2008	$199	$4,375	$9,158	$13,732
2009	198	4,375	6,638	11,211
2010	197	4,375	4,961	9,533
2011	196	4,375	4,211	8,782
2012	195	177,188	1,869	179,252
Thereafter	1,039	—	3,276	4,315

Total minimum payments	2,024	194,688	$30,113	$226,825

Less amount representing interest	(537)	(19,688)

Present value of obligation	$1,487	$175,000

     We have subleased certain of our facilities. Future minimum rentals to be received by us under non-cancelable subleases at December 29, 2007 were as follows:

Operating
(In thousands)	Leases

Payments Due By Period:
2008	$1,157
2009	202
2010	194
2011	138
2012	12

Total minimum sublease payments	$1,703

     We adopted FIN 48 during 2007, and the amount of gross unrecognized tax benefits at December 29, 2007 was $6.9 million. We are not able to provide a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due.
New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 in the first quarter of 2008 will have a material impact on our financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted early. We have elected not to apply the provisions of SFAS No. 159, which are optional, to our eligible financial assets and financial liabilities. Accordingly, the initial application of SFAS No. 159 had no impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the expected impact of the provisions of SFAS No. 160, but we do not believe that our adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the expected impact of the provisions of SFAS No. 141R, but we do not believe that our adoption of SFAS No. 141R will have a material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are changes in foreign exchange rates, which may generate translation and transaction gains and losses, and changes in interest rates.
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
     From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA or A+ rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in net income in our statement of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years. There were no forward exchange contracts outstanding at December 29, 2007 or December 30, 2006.
     Our operating income from international operations totaled $7.3 million, $9.8 million and $8.9 million for 2007, 2006 and 2005, respectively. As currency exchange rates change, translation of the statements of operations of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe they are justified by the exposure or the cost.
     Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the year ended December 29, 2007. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
     The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible notes bear interest at a fixed rate of 2.5% per year and are not subject to interest rate risk. Our investments in marketable securities, which totaled $55.1 million at December 29, 2007, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net income for 2007.
Item 8. Financial Statements and Supplementary Data
     The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 18, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-36.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (Evaluation Date) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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
Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting
     Management has evaluated the effectiveness of our internal control over financial reporting as of December 29, 2007. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 29, 2007.
Attestation Report
     Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Newport Corporation
     We have audited Newport Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newport Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Newport Corporation’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Newport Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Newport Corporation as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 of Newport Corporation and our report dated March 6, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Orange County, California
March 6, 2008
Changes in Internal Control Over Financial Reporting
     During the fourth quarter of 2007, we discovered an inventory discrepancy at one of our locations that was not identified through our routine inventory cycle count process, which we had relied on as our primary control over the existence of inventory. We determined that this issue did not constitute a material weakness in our internal control over financial reporting. To ensure that the inventory was properly stated at year end, we performed a full physical inventory observation at year end and have implemented additional controls relating to inventory tracking. While we have enhanced our internal controls in this area, there were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2008.
Item 11. Executive Compensation
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2008, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2008.
Item 14. Principal Accounting Fees and Services
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2007 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 20, 2008.
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

3.1		Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006).

3.2		Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

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

10.4	*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5	*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	*
Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7	*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

Exhibit
Number		Description of Exhibit

10.8	*
Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9	*
Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10	*
Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.11	*
Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12	*
2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13	*
Form of Restricted Stock Unit Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14	*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	*
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

10.17	*
Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18	*
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19	*
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2008.

NEWPORT CORPORATION
By:	/s/ Robert J. Phillippy
Robert J. Phillippy
President and Chief Executive Officer

POWER OF ATTORNEY
     The undersigned directors and officers of Newport Corporation constitute and appoint Robert J. Phillippy and Charles F. Cargile, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy Robert J. Phillippy	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2008

/s/ Charles F. Cargile Charles F. Cargile	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2008

/s/ John D. Swancoat John D. Swancoat	Vice President, Corporate Controller and Chief Accounting Officer	March 11, 2008

/s/ R. Jack Aplin R. Jack Aplin	Director	March 11, 2008

/s/ Robert L. Guyett Robert L. Guyett	Director	March 11, 2008

/s/ Michael T. O’Neill Michael T. O’Neill	Director	March 11, 2008

/s/ C. Kumar N. Patel C. Kumar N. Patel	Director	March 11, 2008

/s/ Kenneth F. Potashner Kenneth F. Potashner	Director	March 11, 2008

/s/ Richard E. Schmidt Richard E. Schmidt	Director	March 11, 2008

/s/ Peter J. Simone Peter J. Simone	Director	March 11, 2008

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated statements of operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-3

Consolidated balance sheets at December 29, 2007 and December 30, 2006	F-4

Consolidated statements of cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-5

Consolidated statements of comprehensive income and stockholders’ equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	F-6

Notes to consolidated financial statements	F-7

Financial Statement Schedule – Schedule II – Consolidated valuation accounts	F-37

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Newport Corporation
We have audited the accompanying consolidated balance sheets of Newport Corporation as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newport Corporation’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Orange County, California
March 6, 2008

NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Net sales	$445,197	$454,724	$403,733
Cost of sales	259,636	256,756	234,480

Gross profit	185,561	197,968	169,253

Selling, general and administrative expense	116,476	114,533	102,002
Research and development expense	42,570	41,981	35,949

Operating income	26,515	41,454	31,302

Interest and other income (expense), net	137	(759)	(1,842)

Income from continuing operations before income taxes	26,652	40,695	29,460

Income tax provision (benefit)	(17,229)	2,193	3,746

Income from continuing operations before extraordinary gain	43,881	38,502	25,714

Loss from discontinued operations, net of income tax benefits of $31 and $850 for the year ended December 30, 2006 and December 31, 2005, respectively	—	(1,075)	(16,973)
Extraordinary gain on settlement of litigation	—	—	2,891

Net income	$43,881	$37,427	$11,632

Basic income per share:
Income from continuing operations before extraordinary gain	$1.14	$0.95	$0.62
Loss from discontinued operations, net of income tax benefits	—	(0.03)	(0.41)
Extraordinary gain on settlement of litigation	—	—	0.07

Net income	$1.14	$0.92	$0.28

Diluted income per share:
Income from continuing operations before extraordinary gain	$1.12	$0.91	$0.60
Loss from discontinued operations, net of income tax benefits	—	(0.02)	(0.40)
Extraordinary gain on settlement of litigation	—	—	0.07

Net income	$1.12	$0.89	$0.27

Shares used in the computation of income per share:
Basic	38,479	40,698	41,281
Diluted	39,058	42,167	42,716
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$88,737	$35,930
Marketable securities	55,127	49,483
Accounts receivable, net of allowance for doubtful accounts of $1,381 and $1,503, as of December 29, 2007 and December 30, 2006, respectively	87,606	94,325
Notes receivable, net	3,821	4,868
Inventories	113,969	94,899
Deferred income taxes	6,248	2,031
Prepaid expenses and other current assets	13,603	11,639

Total current assets	369,111	293,175

Property and equipment, net	61,872	57,400
Goodwill	174,197	175,281
Deferred income taxes	16,932	781
Intangible assets, net	46,171	50,234
Investments and other assets	21,664	16,144

	$689,947	$593,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$12,402	$9,481
Accounts payable	33,319	31,376
Accrued payroll and related expenses	23,096	27,443
Accrued expenses and other current liabilities	24,598	24,067

Total current liabilities	93,415	92,367

Long-term debt	175,000	50,688
Obligations under capital leases, less current portion	1,381	1,346
Accrued pension liabilities	10,740	11,430
Accrued restructuring costs and other liabilities	4,966	2,231

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,917,734 and 41,457,632 shares issued and outstanding as of December 29, 2007 and December 30, 2006, respectively	4,308	4,838
Capital in excess of par value	389,328	467,235
Accumulated other comprehensive income	10,243	4,410
Retained earnings (accumulated deficit)	566	(41,530)

Total stockholders’ equity	404,445	434,953

	$689,947	$593,015

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,881	$37,427	$11,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,260	19,494	19,283
Stock-based compensation expense	3,668	6,915	463
Loss on disposal of business	—	958	8,539
Provision for losses on inventories	4,501	2,411	1,986
Provision for doubtful accounts, net	190	697	(199)
Investment write-down	—	—	454
Provision for restructuring and related charges	—	—	135
Gain on sale of patents	—	(1,425)	—
Realized foreign exchange translation gain	—	(915)	—
(Gain) loss on disposal of property and equipment	198	45	(518)
Extraordinary gain on settlement of litigation	—	—	(2,891)
Deferred income taxes, net	(19,679)	704	(922)
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	9,862	(17,972)	(14,290)
Inventories	(22,712)	(19,804)	(3,717)
Prepaid expenses and other assets	(2,193)	(3,028)	(1,227)
Accounts payable	1,147	4,483	659
Accrued payroll and related expenses	(5,032)	4,373	(891)
Accrued expenses and other liabilities	996	(4,991)	(1,559)
Accrued restructuring costs and purchase accounting reserves	(712)	(1,019)	(3,002)

Net cash provided by operating activities	35,375	28,353	13,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,705)	(18,894)	(11,638)
Proceeds from the sale of property and equipment	—	237	806
Business acquisitions, net of cash acquired	—	(7,118)	—
Purchase of marketable securities	(58,061)	(46,034)	(265,775)
Proceeds from the sale of marketable securities	54,013	38,691	290,296
Proceeds from the sale of business, patents and equity investments	—	1,425	2,382

Net cash provided by (used in) investing activities	(22,753)	(31,693)	16,071

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	175,000	—	—
Debt issuance costs	(5,563)	—	—
Repayment of long-term debt and obligations under capital leases	(48,403)	(87)	(270)
Short term borrowings (repayments), net	14	(2,576)	1,384
Proceeds from the issuance of common stock under employee plans	5,064	11,931	5,454
Purchases of the Company’s common stock	(86,998)	(1,387)	(46,209)

Net cash provided by (used in) financing activities	39,114	7,881	(39,641)
Impact of foreign exchange rate changes on cash balances	1,071	1,277	(1,696)

Net increase (decrease) in cash and cash equivalents	52,807	5,818	(11,331)
Cash and cash equivalents at beginning of year	35,930	30,112	41,443

Cash and cash equivalents at end of period	$88,737	$35,930	$30,112

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,793	$3,124	$2,972
Income taxes, net	$3,488	$5,291	$2,916
See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Comprehensive Income and Stockholders’ Equity
(In thousands)

					Accumulated	Retained
			Capital in	Deferred	other	earnings/	Total
	Common Stock		excess of	stock	comprehensive	(accumulated	stockholders’
	Shares	Amount	par value	compensation	income	deficit)	equity

January 1, 2005	43,023	$5,021	$493,986	$(1,379)	$8,470	$(90,589)	$415,509
Net income	—	—	—	—	—	11,632	11,632
Foreign currency translation loss	—	—	—	—	(5,871)	—	(5,871)
Minimum pension liability adjustments, net of income tax benefit of $224	—	—	—	—	(1,220)	—	(1,220)
Unrealized loss on marketable securities, net of reclassification adjustment	—	—	—	—	(116)	—	(116)

Comprehensive income							4,425
Issuance of common stock under employee plans	577	67	5,387	—	—	—	5,454
Repurchases of common stock	(3,404)	(397)	(45,812)	—	—	—	(46,209)
Cancellation of common stock	(115)	(13)	(3,046)	—	—	—	(3,059)
Cancellation of restricted stock	(45)	(6)	(594)	600	—	—	—
Amortization of deferred compensation	—	—	—	463	—	—	463

December 31, 2005	40,036	4,672	449,921	(316)	1,263	(78,957)	376,583
Net income	—	—	—	—	—	37,427	37,427
Foreign currency translation gain, net of reclassification adjustment	—	—	—	—	2,466	—	2,466
Minimum pension liability adjustment, net of income tax of $224	—	—	—	—	1,220	—	1,220
Unrealized gain on marketable securities, net of reclassification adjustment	—	—	—	—	192	—	192

Comprehensive income							41,305
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $364	—	—	—	—	(731)	—	(731)
Issuance of common stock under employee plans	1,504	175	11,756	—	—	—	11,931
Stock-based compensation expense	—	—	6,948	304	—	—	7,252
Repurchases of common stock	(81)	(9)	(1,378)	—	—	—	(1,387)
Cancellation of restricted stock	(1)	—	(12)	12	—	—	—

December 30, 2006	41,458	4,838	467,235	—	4,410	(41,530)	434,953
Net income	—	—	—	—	—	43,881	43,881
Foreign currency translation gain	—	—	—	—	4,868	—	4,868
Unrecognized net pension gain, net of income tax of $457	—	—	—	—	783	—	783
Unrealized gain on marketable securities	—	—	—	—	182	—	182

Comprehensive income							49,714
Cumulative effect to prior year accumulated deficit related to the adoption of FASB Interpretation No. 48 (FIN 48) (Note 13)	—	—	—	—	—	(1,785)	(1,785)
Issuance of common stock under employee plans	842	98	4,966	—	—	—	5,064
Stock-based compensation expense	—	—	3,497	—	—	—	3,497
Repurchases of common stock	(5,382)	(628)	(86,370)	—	—	—	(86,998)

December 29, 2007	36,918	$4,308	$389,328	$—	$10,243	$566	$404,445

See accompanying notes.

NEWPORT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Newport Corporation (Newport or the Company) is a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. The Company’s wide range of products are used in mission-critical applications in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing worldwide.
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The Company has adopted a conventional 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007, fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006 and fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005.
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
There were no forward exchange contracts outstanding at December 29, 2007 or December 30, 2006.

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
Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At December 29, 2007 and December 30, 2006, notes receivable, net totaled $3.8 million and $4.9 million, respectively. Subsequently, certain of these promissory notes are sold with recourse to banks in Japan with which the Company regularly does business. The sales of these receivables have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At December 29, 2007 and December 30, 2006, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.9 million and $2.4 million, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. The majority of the Company’s marketable securities are managed by a professional investment management firm, under the oversight of the Company’s senior financial management team. The portfolio manager invests the funds in accordance with the Company’s investment policy, which, among other things, limits the amounts that may be invested with one issuer. Such policy is reviewed regularly by the Company’s senior financial management team and the Audit Committee of the Company’s Board of Directors.
The Company’s customers are concentrated in the scientific research, aerospace and defense/security, microelectronics, life and health sciences and industrial manufacturing markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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
Inventories
Inventories are stated at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to net realizable value. Once the Company writes down the carrying value of inventory, a new cost basis is established, and the Company does not increase the newly established cost basis based on subsequent changes in facts and circumstances. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. The Company records any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.
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
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired entities. The Company performs annual impairment tests of its goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company performs the annual impairment review as of the beginning of the fourth quarter of each year. The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, the Company aggregates components if they have similar economic characteristics. For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, and reallocates goodwill if the reporting units change. The Company tests each of its reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using a combination of a comparative company analysis, a comparative transaction analysis and a discounted cash flow analysis.
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
Long-Lived Assets
The Company assesses the impairment of long-lived assets, other than goodwill and other intangible assets, to determine if their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets, including minority interest investments, are evaluated for impairment at least annually in the fourth quarter of each year, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets. The Company will record an investment impairment charge if it believes an investment has experienced a decline in value that is other-than-temporary.
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
Advertising
The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs were not material at December 29, 2007 and December 30, 2006. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.0 million, $4.1 million and $3.9 million for 2007, 2006 and 2005, respectively.
Shipping and Handling Costs
The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $4.4 million, $5.2 million and $4.8 million are included in selling, general and administrative expense for 2007, 2006 and 2005, respectively.
Research and Development
All research and development costs are expensed as incurred.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. In accordance with the provisions of SFAS No. 109, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.
In June 2006 the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements. Under FIN 48, income tax positions must meet a more-likely-than-not recognition threshold to be recognized in the financial statements upon the adoption of FIN 48 and in subsequent periods. The Company has adopted FIN 48 effective December 31, 2006 and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of the accumulated deficit as of December 31, 2006.

Prior to 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.
Income per Share
Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted stock. Diluted income per share is computed using the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents (restricted stock, restricted stock units and stock options) outstanding during the period, determined using the treasury stock method.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. A substantial portion of the Company’s awards vest based upon the achievement of certain annual financial performance goals established by the Compensation Committee of our Board of Directors. The Company records an expense relating to such awards over the vesting period based on the likelihood of achieving the performance goals. The fair value of time-based awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value of performance-based awards, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized using the graded vesting method over the requisite service period of the award, which is generally the vesting period.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS No. 157 in the first quarter of 2008 will have a material impact on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted early. The Company has elected not to apply the provisions of SFAS No. 159, which are optional, to its eligible financial assets and financial liabilities. Accordingly, the initial application of SFAS No. 159 had no impact on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the expected impact of the provisions of SFAS No. 160, but does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected impact of the provisions of SFAS No. 141R, but does not believe that the adoption of SFAS No. 141R will have a material impact on its financial position or results of operations.
NOTE 2 ACQUISITIONS AND INVESTMENTS
Acquisition of Laser Product Business from Picarro
In November 2006, the Company acquired from Picarro, Inc. and Picarro Canada, Inc. (collectively, Picarro) certain assets and liabilities of Picarro’s Laser Products business, which designs and manufactures solid-state lasers primarily for the life and health sciences market. The acquired business has become a part of the Company’s Lasers Division. The transaction was accounted for using the purchase method. The Company’s results of operations for 2006 included the results of operations of the acquired business from November 3, 2006, the closing date of the acquisition.
The aggregate purchase price was $7.1 million in cash, including $0.1 million in transaction costs, consisting primarily of professional fees related to the acquisition. The purchase price, which resulted in the recognition of goodwill of $2.0 million, was determined by arms-length negotiation between the Company and Picarro, taking into consideration a number of factors, including the value of the assets and the historical and projected financial performance of Picarro’s Laser Products business.
The Company finalized its purchase price allocation in the fourth quarter of 2006. However, in connection with the acquisition, management approved a plan to reduce the size of the facility space used for the operation of the acquired business, which resulted in establishing a reserve of $0.5 million. During 2007, $0.1 million in cash payments were made in connection with the plan and the Company recorded an adjustment of $0.4 million to the reserve, which resulted in a reduction to goodwill. The goodwill of $1.6 million is deductible for income tax purposes.

Below is a summary of the final purchase price, assets acquired and liabilities assumed:

(In thousands)

Assets acquired and liabilities assumed:
Current assets	$1,613
Goodwill	1,584
Purchased intangible assets	3,300
Other assets	803
Current liabilities	(600)

$6,700

The identifiable intangible assets will be amortized over a weighted average amortization period of 18 years, with estimated annual amortization of $0.2 million.
Investments
The Company owns a minority interest in NEXX Systems, Inc., a privately-held developer of flip chip processing equipment for back-end semiconductor manufacturing applications. As of both December 29, 2007 and December 30, 2006, the Company’s total investment was $2.9 million and is reflected in investments and other assets in the accompanying consolidated balance sheets. The Company is accounting for this investment using the cost method of accounting.
NOTE 3 DIVESTITURES
Following the Company’s acquisition of Spectra-Physics and certain related entities (collectively, “Spectra-Physics”) in 2004, the Company conducted a strategic review of all of its businesses and concluded that its robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to the Company’s overall strategy. Consequently, in the first quarter of 2005, the Company’s Board of Directors approved a plan to sell these operations, and the sale was completed in the fourth quarter of 2005, for $0.5 million in cash and a note receivable of $6.6 million. The principal amount of such note is due in four equal annual installments, bears interest at an annual rate of 6.75% payable quarterly, and is reflected in investments and other assets in the accompanying consolidated balance sheets. The final payment, including all accrued but unpaid interest is due on December 31, 2010.
These operations have been reflected in discontinued operations for all periods presented. In 2006, the Company increased the loss on the sale of these operations and recorded an adjustment of $1.1 million, net of income taxes.
The net sales and loss before income taxes from discontinued operations were as follows:

	Year Ended
	December 30,	December 31,
(In thousands)	2006	2005

Net sales	$—	$8,835
Loss before income taxes	$(1,106)	$(17,823)
The realized losses recognized on the disposal of these operations totaled $1.0 million and $8.5 million for 2006 and 2005, respectively.

NOTE 4 MARKETABLE SECURITIES
The Company’s portfolio of marketable securities was as follows:

	December 29,	December 30,
(In thousands)	2007	2006

U.S. government and agency debt securities	$13,063	$14,216
Corporate debt securities	13,970	13,696
Equity securities	16,478	13,436
Asset-backed securities	10,674	8,135
Certificates of deposit	942	—

	$55,127	$49,483

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 29, 2007 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses

U.S. government and agency debt securities	$13,063	$102	$(1)
Corporate debt securities	13,970	11	(98)
Equity securities	16,478	—	—
Asset-backed securities	10,674	49	(7)
Certificates of deposit	942	—	—

	$55,127	$162	$(106)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
	Aggregate	Unrealized	Aggregate	Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss

U.S. government and agency debt securities	$826	$—	$269	$(1)
Corporate debt securities	8,047	(84)	4,409	(14)
Asset-backed securities	873	(2)	208	(5)
Certificates of deposit	942	—	—	—

	$10,688	$(86)	$4,886	$(20)

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 30, 2006 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses

U.S. government and agency debt securities	$14,216	$15	$(63)
Corporate debt securities	13,696	1	(56)
Equity securities	13,436	—	—
Asset-backed securities	8,135	5	(28)

	$49,483	$21	$(147)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
	Aggregate	Unrealized	Aggregate	Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss

U.S. government and agency debt securities	$5,183	$(12)	$6,014	$(51)
Corporate debt securities	2,834	(5)	4,379	(51)
Asset-backed securities	5,444	(19)	760	(9)

	$13,461	$(36)	$11,153	$(111)

The contractual maturities of available for sale securities were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

0 – 1 Year	$24,277	$24,608
1 – 2 Years	11,820	8,073
2 – 3 Years	8,094	5,498
3 – 5 Years	4,576	5,704
5 – 10 Years	1,598	389
More than 10 years	4,762	5,211

	$55,127	$49,483

The gross realized gains and gross realized losses on sales of available for sale securities were as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Gross realized gains	$17	$64	$95
Gross realized losses	(24)	(26)	(136)

	$(7)	$38	$(41)

NOTE 5 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Raw materials and purchased parts	$77,360	$67,437
Work in process	15,611	15,888
Finished goods	44,142	34,944

	137,113	118,269
Allowance for excess and obsolete inventory	(23,144)	(23,370)

	$113,969	$94,899

Property and Equipment, net
Property and equipment, net, including assets under capital leases, were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Land	$3,004	$2,978
Buildings	2,796	3,019
Leasehold improvements	30,820	29,036
Machinery and equipment	44,628	55,200
Office equipment	42,666	30,781

	123,914	121,014
Less accumulated depreciation	(62,042)	(63,614)

	$61,872	$57,400

Depreciation expense from continuing operations, including the amortization of assets under capital leases, totaled $15.0 million, $13.5 million and $14.0 million for 2007, 2006 and 2005, respectively.
Accrued Warranty Obligations
The activity in accrued warranty obligations was as follows:

	Year Ended
	December 29,	December 30,
(In thousands)	2007	2006

Balance at beginning of year	$5,159	$5,255
Additions charged to cost of sales	8,693	6,612
Warranty claims	(8,005)	(6,708)

Balance at end of year	$5,847	$5,159

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Deferred revenue	$7,396	$7,986
Accrued warranty obligations	5,847	5,159
Accrued sales tax	2,031	1,039
Other	9,324	9,883

	$24,598	$24,067

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	December 29,	December 30,
(In thousands)	2007	2006

Cumulative foreign currency translation gains	$10,135	$5,267
Unrecognized net pension gains (losses), net of taxes	52	(731)
Unrealized gains (losses) on marketable securities	56	(126)

	$10,243	$4,410

NOTE 6 GOODWILL AND INTANGIBLE ASSETS
Goodwill, net by reportable segment was as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Lasers	$104,562	$105,380
Photonics and Precision Technologies	69,635	69,901

	$174,197	$175,281

During 2007, the Company recorded an adjustment of $0.4 million to its purchase accounting reserve related to the acquisition of Picarro, which resulted in a corresponding reduction in goodwill. In addition, the Company recorded a reduction in goodwill of $0.7 million due to the usage of a net operating loss carryforward from the acquisition of Spectra-Physics.
Intangible assets, excluding goodwill, were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $6,443 and $4,458 as of December 29, 2007 and December 30, 2006, respectively	$21,357	$23,342
Customer relationships, net of accumulated amortization of $6,744 and $4,794 as of December 29, 2007 and December 30, 2006, respectively	12,756	14,706
Other, net of accumulated amortization of $230 and $102 as of December 29, 2007 and December 30, 2006, respectively	158	286

	34,271	38,334

Intangible assets not subject to amortization:
Trademarks and trade names	11,900	11,900

Intangible assets, net	$46,171	$50,234

Amortization expense related to intangible assets totaled $4.1 million, $3.8 million and $4.0 million for 2007, 2006 and 2005, respectively.

Estimated aggregate amortization expense for future fiscal years will be amortized over a weighted average life of 5.4 years as follows:

Estimated
Aggregate
Amortization
(In thousands)	Expense

2008	$4,093
2009	3,935
2010	3,935
2011	3,934
2012	3,934
Thereafter	14,440

$34,271

NOTE 7 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Interest and dividend income	$6,717	$3,247	$2,516
Interest expense	(5,579)	(3,847)	(3,696)
Bank and portfolio asset management fees	(642)	(549)	(490)
Other, net	(359)	390	(172)

	$137	$(759)	$(1,842)

NOTE 8 STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION
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
The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years. The vesting of substantially all awards granted to directors under the 2006 Plan occurs over a period of one year. The vesting of substantially all awards granted to officers and employees under the 2006 Plan occurs over a period of three years, conditioned on the achievement of annual performance goals established by the Compensation Committee of the Company’s Board of Directors. Generally, the Company’s performance-based awards provide that if the performance goals are not achieved in full for the initial applicable annual performance period, then fifty percent of the awards tied to such performance goals that do not vest will carry over and be eligible for vesting, subject to the achievement of certain performance goals for the next annual performance period. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.
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
Stock-Based Compensation Expense
SFAS No. 123R requires the Company to recognize compensation expense related to the fair value of its stock-based awards. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes-Merton option-pricing model. The weighted-average fair values and underlying assumptions for 2006 and 2005 were as follows:

	Year Ended
	December 30,	December 31,
	2006	2005

Fair value	$5.79	$7.38
Expected annual volatility	35.9%	60.1%
Risk-free interest rate	4.4%	3.9%
Expected term (years)	5.4	5.0
Annualized expected dividend yield	—	—
The Company did not grant any stock options during 2007.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Cost of sales	$425	$516	$—
Selling, general and administrative expense	3,005	5,935	463
Research and development expense	238	464	—

	$3,668	$6,915	$463

Stock-based compensation expense for 2005 included amortization of restricted stock awards which were granted prior to the adoption of SFAS No. 123R and accounted for under Accounting Principles Board Opinion No. 25.
As required by SFAS No. 123R, the Company estimates the expected future forfeitures of stock options, restricted stock and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed a forfeiture rate of 12.4% in recognizing compensation expense for 2007 and 2006.
At December 29, 2007, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $1.5 million (net of estimated forfeitures of $0.1 million). Such amount excludes compensation expense associated with awards that are subject to performance conditions, which the Company does not expect will vest. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.1 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards will be achieved. At December 29, 2007, there were 1.0 million performance-based restricted stock units outstanding with a weighted average grant date fair value of $15.44 per share, which were not expected to vest.
Stock Options and Awards Activity
The following table summarizes stock option activity for the year ended December 29, 2007:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)

Outstanding at December 30, 2006	3,959	$18.59
Granted	—	—
Exercised	(463)	$8.32
Forfeited (cancelled pre-vesting)	(82)	$13.35
Expired (cancelled post-vesting)	(24)	$39.00

Outstanding at December 29, 2007	3,390	$19.97	4.5	$3,063

Vested and expected to vest at December 29, 2007	3,360	$20.03	4.5	$3,062

Options Exercisable at December 29, 2007	3,146	$20.48	4.5	$3,057
During fiscal year 2007, 2006 and 2005, the intrinsic value of options exercised totaled $3.0 million, $16.9 million and $2.0 million, respectively. The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.
During fiscal year 2007, 2006 and 2005, the grant date fair value of options vested totaled $3.1 million, $3.5 million and $10.6 million, respectively.

The following table summarizes the Company’s performance-based and time-based restricted stock unit activity for the year ended December 29, 2007:

		Weighted
	Number of	Average
	Shares	Grant Date Fair
	(In thousands)	Value

Outstanding at December 30, 2006	845	$15.54
Granted	822	$15.41
Vested	(304)	$15.65
Forfeited	(221)	$15.46

Outstanding at December 29, 2007	1,142	$15.44

At December 29, 2007, 54,390 restricted stock units subject to time-based vesting were outstanding with a weighted average grant date fair value of $15.45 and are included in the table above.
At December 29, 2007, the Company had reserved 9,085,631 shares of common stock for future issuance under its stock incentive plans and assumed stock options, which included 4,553,800 shares that were reserved for the future grant of stock-based awards under these plans, and had reserved 1,460,792 shares of common stock for future issuance under the Purchase Plan.
Pro Forma Disclosures
The following illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for 2005:

Year Ended
December 31,
(In thousands, except per share amounts)	2005

Net income – reported	$11,632
Employee compensation expense under fair value method	(8,245)

Net income – pro forma	$3,387

Basic net income per share –reported	$0.28
Basic net income per share –pro forma	$0.08

Diluted net income per share –reported	$0.27
Diluted net income per share –pro forma	$0.08
For purposes of pro forma disclosure, the value of the stock options and purchases under the Purchase Plan was estimated using the Black-Scholes-Merton option-pricing model and was amortized on a straight-line basis over the respective vesting periods of the awards, assuming a 12.9% forfeiture rate.
NOTE 9 DEBT AND LINES OF CREDIT
Long-term convertible note
In February 2007, the Company issued $175 million of convertible subordinated notes. The notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A of the Securities Act of 1933, as amended. The sale of the notes generated net proceeds of $169.4 million after deducting offering fees and expenses. The notes are subordinated to all of the Company’s existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5%, or $4.4 million, per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. These notes are included in long-term debt, and offering fees and expenses of $4.6 million, net of amortization of $1.0 million, are included in investments and other assets, which will be amortized through February 15, 2012.
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share), only under the following circumstances: (i) if the closing price of the Company’s common stock reaches, or the trading price of the notes fall below, specified thresholds for a specified number of trading days, (ii) if specified distributions to holders of the Company’s common stock occur, (iii) if a fundamental change occurs or (iv) during the period from and including January 15, 2012 to, but excluding, the maturity date. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a special trigger event occurs, the Company will pay, to the extent described in the indenture for the notes, a make whole premium on notes converted after the special trigger event by increasing the conversion rate applicable to the notes. The conversion feature embedded in the convertible notes is not required to be bifurcated and accounted for separate from the notes.
The Company used $40.0 million of the net proceeds from the offering to repurchase 2,120,000 million shares of the Company’s common stock at a purchase price of $18.86 per share, which shares were retired and returned to the status of authorized but unissued shares. The Company used $48.2 million of the net proceeds from the offering to prepay all of its long-term debt owed to Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo) pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004.
Long-term debt
At December 30, 2006, the Company had a note payable with a principal amount of $50.0 million issued in connection with the Company’s acquisition of Spectra-Physics in July 2004, which was due on July 16, 2009. The note payable was valued at $46.4 million on the date of acquisition, based upon the present value of cash flows, using a discount rate of 6.75% in order to reflect a market rate of interest for similar debt with similar characteristics. In February 2007, the Company prepaid this note in full for $48.2 million with a portion of the proceeds from its issuance of convertible notes. As the prepayment price approximated the then current carrying value, the gain on such prepayment was not material.
Lines of credit
At December 29, 2007 and December 30, 2006, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (7.25% at December 29, 2007), or the prevailing London Interbank Offered Rate (4.65% at December 29, 2007) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At December 29, 2007, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($14.9 million at December 29, 2007) and expire as follows: $5.3 million on March 31, 2008, $7.0 million on May 3, 2008 and $2.6 million on June 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At December 29, 2007, the Company had $10.5 million outstanding and $4.4 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets.
The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($4.8 million at December 29, 2007), have no expiration dates and bear interest at the prevailing bank rate. At December 29, 2007, the Company had $1.9 million outstanding and $2.9 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140. The weighted average interest rate on all of the Company’s Japanese borrowings as of December 29, 2007 was 1.8%.
Total long-term debt was as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Line of credit due June 2008, interest at bank’s prevailing rate (1.3% at December 30, 2006)	$—	$2,525
Note payable due July 2009, interest at 5% payable quarterly	—	50,000
Convertible notes due February 2012, interest at 2.5% semi-annually	175,000	—

Subtotal	175,000	52,525
Less: unamortized discount on note payable	—	(1,837)

Total long-term debt	$175,000	$50,688

NOTE 10 NET INCOME PER SHARE
The following table sets forth the numerator and denominator used in the computation of net income per share:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Numerator for basic and diluted net income per share:
Income from continuing operations before extraordinary gain	$43,881	$38,502	$25,714
Loss from discontinued operations, net of income taxes	—	(1,075)	(16,973)
Extraordinary gain on settlement of litigation	—	—	2,891

Net income	$43,881	$37,427	$11,632

Denominator for basic and diluted net income per share:
Weighted average shares outstanding	38,479	40,771	41,446
Weighted unvested restricted stock outstanding	—	(73)	(165)

Denominator for basic net income per share	38,479	40,698	41,281
Effect of dilutive securities:
Employee stock options and restricted stock units	579	1,396	1,270
Restricted stock	—	73	165

Denominator for diluted net income per share	39,058	42,167	42,716

For 2007, 2006 and 2005, 849,540 stock options with exercise prices ranging from $16.02 to $163.63, 545,340 stock options with exercise prices ranging from $20.25 to $163.63 and 1,679,392 stock options with exercise prices ranging from $13.82 to $163.63, respectively, were excluded from the computations of diluted net income per share, as their inclusion would be antidilutive. In addition, for 2007 and 2006, 1,078,280 and 529,960 restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income per share, as the performance criteria had not been met as of December 29, 2007 and December 30, 2006, respectively.

NOTE 11 COMMITMENTS AND CONTINGENCIES
The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities. In some cases, base rent increases during the term of the lease based on a predetermined schedule or based on increases in the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.
Future minimum rental commitments under terms of these leases at December 29, 2007 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations

Payments Due By Period:
2008	$199	$9,158	$9,357
2009	198	6,638	6,836
2010	197	4,961	5,158
2011	196	4,211	4,407
2012	195	1,869	2,064
Thereafter	1,039	3,276	4,315

Total minimum payments	2,024	$30,113	$32,137

Less amount representing interest	(537)

Present value of obligation	$1,487

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at December 29, 2007 were as follows:

Operating
(In thousands)	Leases

Payments Due By Period:
2008	$1,157
2009	202
2010	194
2011	138
2012	12

Total minimum sublease payments	$1,703

Rental expense, net of sublease income, from continuing operations under all leases totaled $8.9 million, $8.1 million and $8.6 million for 2007, 2006 and 2005, respectively.
Environmental Reserves
The Company’s Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near its Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater contamination, pursuant to which Spectra-Physics is responsible for 30% of the remediation costs.

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at December 29, 2007. In connection with the acquisition, Thermo (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for additional costs relating to clean-up requirements or third party claims relating to this site that arise prior to July 16, 2014. The Company is unaware of any future expenses associated with this site for which it will be liable.
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
NOTE 12 EXTRAORDINARY GAIN ON SETTLEMENT OF LITIGATION
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
NOTE 13 INCOME TAXES
United States and foreign income from continuing operations before income taxes were as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

United States	$20,540	$32,583	$23,002
Foreign	6,112	8,112	6,458

	$26,652	$40,695	$29,460

The income tax provision (benefit) based on income from continuing operations were as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Current:
Federal	$(116)	$(1,782)	$78
State	637	234	1,090
Foreign	2,725	3,037	3,500

	3,246	1,489	4,668
Deferred:
Federal	(17,005)	—	—
State	(2,843)	—	—
Foreign	(627)	704	(922)

	(20,475)	704	(922)

	$(17,229)	$2,193	$3,746

The income tax provision (benefit) that was based on income from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Income tax provision at statutory rate	$9,328	$14,243	$10,311
Increase (decrease) in taxes resulting from:
Non-deductible expenses	382	117	55
State tax (net of federal benefit)	(1,473)	55	720
Foreign rate variance	(150)	850	(52)
Income tax credits	(763)	—	—
Valuation allowance	(25,154)	(10,792)	(7,063)
Increase (reduction) of tax contingency	402	(2,160)	(243)
Other, net	199	(120)	18

	$(17,229)	$2,193	$3,746

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$32,799	$40,892
Accruals and reserves not currently deductible	17,553	15,538
Tax credit carryforwards	15,554	16,956
Capital loss carryforwards	627	2,534
Foreign deferred tax assets	4,092	3,663
Other basis differences	—	2,392

Total gross deferred tax assets	70,625	81,975
Valuation allowance	(25,952)	(59,311)

	44,673	22,664

Deferred tax liabilities:
Intangible assets	16,029	16,491
Property and equipment	4,461	3,954
Other basis differences	1,003	162

Total deferred tax liabilities	21,493	20,607

Net deferred tax assets	$23,180	$2,057

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
In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. The Company’s management has forecasted that the Company will recognize income from continuing operations in the United States and permanent differences between such income from continuing operations and its taxable income for U.S. federal income tax reporting purposes for at least the next two successive fiscal years. Accordingly, in December 2007, the Company released $19.8 million of the valuation allowance against its U.S. deferred tax assets. As of December 29, 2007, due to uncertainties surrounding the realization of the cumulative federal, state, and foreign net operating losses sustained during 2004 and 2003, the Company has a valuation allowance of $26.0 million against its deferred tax assets.
At December 29, 2007, the Company has gross federal, state, and foreign net operating loss carryforwards totaling approximately $101.6 million, $69.4 million, and $3.7 million, respectively. Of the $101.6 million and $69.4 million federal and state net operating loss, respectively, $16.2 million relates to tax deductions associated with certain stock compensation, the tax benefit of which will be credited to additional paid in capital when recognized. Federal net operating loss carryforwards begin to expire in 2020 and state net operating loss carryforwards begin to expire in 2010. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely, although some will begin to expire in 2010.
The Company is in the process of having a research and development (R&D) tax credit study completed by an outside advisor for the 2002-2007 tax years. The Company did not recognize any R&D tax credits in its tax returns for those years and has not recorded a deferred tax asset for these credits in its financial statements. If the Company had recorded a deferred tax asset for the anticipated R&D tax credits, the entire amount of the asset would be offset by a valuation allowance. The Company expects that the R&D tax credit study will be completed during 2008 at which time the related deferred tax asset will be recorded.
The Company has federal and state income tax credit carryforwards of $9.8 million and $8.2 million, which begin to expire in 2016 and 2008, respectively. The Company has federal capital loss carryforwards of approximately $1.5 million, which begin to expire in 2009.
If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.
Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $20.9 million and $23.1 million at December 29, 2007 and December 30, 2006, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.
In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective December 31, 2006. As a result of adoption, the reserve for uncertain tax positions increased by $2.9 million, deferred income tax assets increased by $1.1 million, and shareholders’ equity decreased by $1.8 million.
The Company had $8.4 million of gross unrecognized tax benefits as of December 31, 2006. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $5.3 million as of December 31, 2006. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. Such amounts were not significant as of December 31, 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Unrecognized tax benefits at December 31, 2006	$8,399
Gross increases for tax positions of prior years	262
Gross decreases for tax positions of prior years	(2,683)
Gross increases for tax positions of current year	1,578
Settlements	(660)
Lapse of statute of limitations	—

Unrecognized tax benefits at December 29, 2007	$6,896

The Company had $6.9 million of gross unrecognized tax benefits as of December 29, 2007. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.8 million as of December 29, 2007. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. Such amounts were not significant as of December 29, 2007. The Company anticipates it is reasonably possible that its unrecognized tax benefits may decrease by $2.1 million within the next twelve months.
The Company is subject to audit by federal, state, local and foreign tax authorities in the ordinary course of business. During 2007, the Company’s subsidiary in France concluded an income tax audit for the years 2003 to 2005. Based on the favorable conclusion of this audit, the company recognized an income tax benefit of $0.7 million.
During 2006, the Company reduced its tax contingency reserve by $2.2 million due to the expiration of the statutory audit period related to certain income tax contingencies, as well as a determination that certain income tax contingency reserves were no longer necessary.
During 2005, the Company concluded a state tax examination related to research and experimentation credit claims for refund for fiscal years 1998 and 1999. Based on favorable conclusion of this examination, the Company recorded a reduction in its tax contingency reserve of $0.2 million.
The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2004 through current periods
California	2003 through current periods
France	2006 through current periods
Germany	2001 through current periods
Japan	2002 through current periods
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
In 2006, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to purchase up to 4.2 million shares of its common stock. This new program replaced the Company’s previous repurchase program. During 2007, the Company repurchased 3.1 million shares of common stock under this program in the open market at an average price of $14.35 per share for a total of $45.1 million. During the first quarter of 2008, the Company repurchased an additional 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed its purchases under this program.
In February 2007, the Company repurchased approximately 2.1 million shares of its common stock at a purchase price of $18.86 per share, for a total of approximately $40.0 million, using a portion of the proceeds received from its issuance of convertible notes. Such repurchase was approved by the Company’s Board of Directors in addition to the previously approved share repurchase program.
In 2007, 2006 and 2005, the Company received and cancelled 118,845, 80,686 and 9,293 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of restricted stock and restricted stock units issued to them under the Company’s stock incentive plans. The value of these shares totaled $1.9 million, $1.4 million and $0.1 million, respectively, at the time they were received.
NOTE 15 FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company’s financial instruments include cash and equivalents, marketable securities, investments, notes receivable, short-term obligations and long-term debt. The carrying amount of cash and equivalents and short-term obligations approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quoted market prices at year-end. The fair value of investments which represent minority interest investments carried at cost, are estimated based upon the indicated fair value using the most recent valuation. The carrying value of the note receivable, which is related to the divestiture of the Company’s robotic systems operations in Richmond, approximates fair value. The fair value of the Company’s long-term debt was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.
The estimated fair values of the Company’s financial instruments were as follows:

	December 29, 2007		December 30, 2006
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$88,737	$88,737	$35,930	$35,930
Marketable securities	$55,127	$55,127	$49,483	$49,483
Investments	$2,890	$3,633	$2,890	$3,633
Note receivable related to sale of business	$5,701	$5,701	$5,642	$5,642
Short-term obligations	$12,402	$12,402	$9,481	$9,481
Long-term debt	$175,000	$175,000	$50,688	$50,688
NOTE 16 EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $4.7 million, $4.7 million and $4.8 million for 2007, 2006 and 2005, respectively.

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
The measurement date for the amounts shown below was as of December 29, 2007, December 30, 2006 and December 31, 2005. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Service cost	$638	$641	$580
Interest cost on projected benefit obligation	654	599	590
Expected return on plan assets	(183)	(162)	(150)
Recognized net actuarial loss	—	50	—

	$1,109	$1,128	$1,020

The changes in projected benefit obligation and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans were as follows:

	December 29,	December 30,
(In thousands)	2007	2006

Change in projected benefit obligation:
Benefit obligation, beginning of year	$17,078	$16,048
Service cost	566	576
Interest cost	654	599
Contributions by plan participants	18	20
Actuarial gains	(1,589)	(622)
Benefits paid	(1,942)	(865)
Currency translation adjustments	962	1,322

Projected benefit obligation, end of year	15,747	17,078

Change in plan assets:
Fair value of plan assets, beginning of year	5,428	4,443
Company contributions	1,138	1,080
Contributions by plan participants	18	20
Gain (loss) on plan assets	(157)	322
Benefits paid	(1,790)	(744)
Currency translation adjustments	132	307

Fair value of plan assets, end of year	4,769	5,428

Funded status	$(10,978)	$(11,650)

Amounts recognized in the balance sheet:
Current portion of pension liabilities	$(238)	$(220)
Accrued pension liabilities	$(10,740)	$(11,430)

Total accrued pension liabilities	$(10,978)	$(11,650)

Accumulated other comprehensive income	$(52)	$731
Deferred taxes	$(93)	$364

At December 29, 2007, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $15.7 million, $14.3 million and $4.8 million, respectively. At December 30, 2006, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $17.1 million, $15.5 million and $5.4 million, respectively.
Estimated benefit payments for the next 10 years at December 29, 2007 were as follows:

Estimated
Benefit
(In thousands)	Payments

2008	$1,891
2009	722
2010	625
2011	1,245
2012	1,008
2013-2017	5,438

$10,929

The Company expects to contribute $1.1 million to the plans during 2008.
The weighted average rates used to determine the net periodic benefit costs were as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Discount rate	4.4%	3.8%	3.7%
Rate of increase in salary levels	2.9%	2.9%	3.0%
Expected long-term rate of return on assets	3.5%	3.4%	3.3%
The weighted average rates used to determine projected benefit obligations at the respective periods were as follows:

	December 29,	December 30,
	2007	2006

Discount rate	4.5%	3.9%
Rate of increase in salary levels	3.0%	2.9%
Expected long-term rate of return on assets	3.5%	3.4%
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
Plan assets were held in the following categories as a percentage of total plan assets:

	December 29,	December 30,
	2007	2006

Cash	32%	34%
Bonds	24	—
Pooled funds of insurance companies	44	66

	100%	100%

The Company’s pension assets invested in pooled funds of insurance companies were invested in debt securities, equity securities, real estate and cash. Asset management objectives included maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements. Such pooled funds may, from time to time, use derivatives, but only in a risk management capacity.
Other Pension-Related Assets
As of December 29, 2007 and December 30, 2006, the Company had assets with aggregate market values of $6.6 million and $5.8 million, respectively, which it has set aside in connection with its German pension plans. Such funds were being held and invested by the insurance company administering these plans, in accordance with German pension laws. As of December 29, 2007, such funds were invested in debt securities 84%, real estate 3% and equity securities 13%. As of December 30, 2006, such funds were invested in debt securities 89%, real estate 7% and equity securities 4%. Because these assets were not assets of the pension plan and could be accessed by the Company, they were not included in the funded status shown above. Such assets are included in investments and other assets in the accompanying consolidated balance sheets.
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
The Lasers Division offers a broad array of laser technology products and services to original equipment manufacturer and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, diode lasers, high-energy pulsed lasers, tunable lasers, gas lasers, and fiber lasers and amplifiers.
The PPT Division’s products and systems are used in applications that range from basic research and development activities to high-precision manufacturing. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision micro-positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, opto-mechanical subassemblies and crystals. The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of communications and electronic devices, including disk drives, photovoltaic cells and microwave, optical, radio frequency and multi-chip modules.
The Company measured operating income reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain unallocated net sales and operating expenses, interest and other income (expense), net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were as follows:

	Lasers	PPT
(In thousands)	Division	Division	Total

Year ended December 29, 2007
Sales to external customers	$185,186	$260,011	$445,197
Depreciation and amortization	$7,012	$6,127	$13,139
Segment income	$1,445	$54,397	$55,842
Segment assets	$271,504	$201,531	$473,035
Expenditures for long-lived assets	$2,548	$5,000	$7,548

Year ended December 30, 2006
Sales to external customers	$190,842	$262,132	$452,974
Depreciation and amortization	$7,480	$5,570	$13,050
Segment income	$8,042	$56,542	$64,584
Segment assets	$265,617	$234,036	$499,653
Expenditures for long-lived assets	$3,711	$5,400	$9,111

Year ended December 31, 2005
Sales to external customers	$175,871	$227,862	$403,733
Depreciation and amortization	$7,700	$5,453	$13,153
Segment income	$14,931	$40,279	$55,210
Segment assets	$253,550	$208,467	$462,017
Expenditures for long-lived assets	$4,744	$5,496	$10,240
The following reconciles segment income to consolidated income from continuing operations before income taxes:

	Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Segment income	$55,842	$64,584	$55,210
Unallocated net sales (1)	—	1,750	—
Unallocated operating expenses	(29,327)	(24,880)	(23,908)
Interest and other income (expense), net	137	(759)	(1,842)

Consolidated income from continuing operations before income taxes	$26,652	$40,695	$29,460

(1)	2006 includes revenue associated with licensing of certain intellectual property, which was not allocated to the business segments.

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Depreciation and amortization for reportable segments	$13,139	$13,050	$13,153
Depreciation and amortization for assets held at corporate	8,121	6,444	6,130

Total depreciation and amortization	$21,260	$19,494	$19,283

Assets of reportable segments	$473,035	$499,653	$462,017
Assets held at corporate, primarily cash and cash equivalents and marketable securities	216,912	93,362	67,389

Total assets	$689,947	$593,015	$529,406

Expenditures for long-lived assets for reportable segments	$7,548	$9,111	$10,240
Expenditures for assets held at corporate	11,157	9,783	917
Expenditures for long-lived assets for discontinued operations	—	—	481

Total expenditures for long-lived assets	$18,705	$18,894	$11,638

Selected financial information for the Company’s operations by geographic area was as follows:

	As of or for the Year Ended
	December 29,	December 30,	December 31,
(In thousands)	2007	2006	2005

Geographic area net sales:
United States	$223,891	$238,433	$215,600
Europe	112,695	99,968	86,054
Pacific Rim	80,946	91,277	81,635
Other	27,665	25,046	20,444

	$445,197	$454,724	$403,733

Geographic area long-lived assets:
United States	$270,976	$272,210	$265,054
Europe	9,048	9,426	9,246
Other	2,216	1,279	404

	$282,240	$282,915	$274,704

NOTE 18 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Year Ended December 29, 2007:
Net sales	$107,264	$110,904	$109,001	$118,028
Gross profit	$46,631	$49,061	$43,592	$46,277
Net income	$5,251	$7,963	$5,542	$25,125
Basic income per share (1)	$0.13	$0.20	$0.15	$0.68
Diluted income per share (1)	$0.13	$0.20	$0.15	$0.67

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Year Ended December 30, 2006:
Net sales	$103,186	$112,369	$114,275	$124,894
Gross profit	$43,444	$49,760	$51,075	$53,689
Income from continuing operations before extraordinary gain	$6,330	$9,249	$10,488	$12,435
Net income	$5,678	$9,249	$10,287	$12,213
Basic income from continuing operations before extraordinary gain per share (1)	$0.16	$0.23	$0.26	$0.30
Basic income per share (1)	$0.14	$0.23	$0.25	$0.30
Diluted income from continuing operations before extraordinary gain per share (1)	$0.15	$0.22	$0.25	$0.29
Diluted income per share (1)	$0.14	$0.22	$0.25	$0.29

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION
Schedule II
Consolidated Valuation Accounts

		Additions	Additions
	Balance at	Charged	Charged		Other
	Beginning	to Costs and	to Other		Charges	Balance at
(In thousands)	of Period	Expenses (1)	Accounts (2)	Write-Offs (3)	Add/Deduct (4)	End of Period

Year Ended December 29, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,503	$190	$—	$(397)	$85	$1,381
Reserve for inventory obsolescence	$23,370	$4,501	$—	$(5,251)	$524	$23,144

Year Ended December 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,402	$697	$—	$(629)	$33	$1,503
Reserve for inventory obsolescence	$26,275	$3,508	$154	$(7,059)	$492	$23,370

Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,057	$(234)	$—	$(226)	$(195)	$1,402
Reserve for inventory obsolescence	$30,324	$2,969	$—	$(5,964)	$(1,054)	$26,275

(1)	In 2005, the Company revised its method of estimating its allowance for doubtful accounts based upon the Company’s historical collections experience. As a result, the allowance for doubtful accounts was reduced by $0.7 million in 2005.

(2)	Amounts represent beginning balances acquired through purchase acquisitions.

(3)	Amounts are net of recoveries.

(4)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006).

3.2	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.8*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description of Exhibit
10.9*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.11*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Form of Severance Compensation Agreement between the Registrant and certain of its executive officers (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert G. Deuster, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.17*	Severance Compensation Agreement dated as of January 1, 2004, between the Registrant and Robert J. Phillippy, President and Chief Operating Officer (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.18*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19*	Separation Agreement, dated September 18, 2007, by and between the Registrant and Robert G. Deuster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007).

10.20	Business Loan Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.21	Promissory Note dated September 25, 2002, payable by the Registrant to Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit
Number	Description of Exhibit
10.22	Commercial Pledge Agreement dated September 25, 2002, by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23	Amendment No. 1 to Loan Documents dated August 21, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.24	Amendment No. 2 to Loan Documents dated October 27, 2003, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.25	Amendment No. 3 to Loan Documents dated November 30, 2004, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2004).

10.26	Amendment No. 4 to Loan Documents dated January 6, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2006).

10.27	Amendment No. 5 to Loan Documents dated December 1, 2006, between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2006).

10.28	Subordinated Promissory Note dated July 16, 2004 payable by the Registrant to Thermo Electron Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2004).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.