Form 10-Q
period 2008-03-29
NEWPORT CORP
filed 2008-05-08
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 26, 2008, 35,994,300 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
     Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	$115,243	$107,264
Cost of sales	69,132	60,633

Gross profit	46,111	46,631

Selling, general and administrative expenses	29,791	30,014
Research and development expense	11,444	10,603

Operating income	4,876	6,014

Interest and other income (expense), net	(483)	201

Income before income taxes	4,393	6,215

Income tax provision	668	964

Net income	$3,725	$5,251

Net income per share:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

Shares used in the computation of net income per share:
Basic	36,539	40,303
Diluted	36,594	41,487
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$72,528	$88,737
Marketable securities	61,942	55,127
Accounts receivable, net of allowance for doubtful accounts of $1,518 and $1,381 as of March 29, 2008 and December 29, 2007, respectively	93,475	87,606
Notes receivable, net	4,636	3,821
Inventories	119,101	113,969
Deferred income taxes	6,513	6,248
Prepaid expenses and other current assets	16,071	13,603

Total current assets	374,266	369,111

Property and equipment, net	64,737	61,872
Goodwill	174,197	174,197
Deferred income taxes	17,055	16,932
Intangible assets, net	45,159	46,171
Investments and other assets	22,465	21,664

	$697,879	$689,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$17,174	$12,402
Accounts payable	34,453	33,319
Accrued payroll and related expenses	22,896	23,096
Accrued expenses and other current liabilities	25,443	24,598

Total current liabilities	99,966	93,415

Long-term debt	175,000	175,000
Obligations under capital leases, less current portion	1,473	1,381
Accrued pension liabilities	11,743	10,740
Other liabilities	4,968	4,966

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 35,958,226 and 36,917,734 shares issued and outstanding as of March 29, 2008 and December 29, 2007, respectively	4,196	4,308
Capital in excess of par value	379,657	389,328
Accumulated other comprehensive income	16,585	10,243
Retained earnings	4,291	566

Total stockholders’ equity	404,729	404,445

	$697,879	$689,947

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,725	$5,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,130	5,051
Stock-based compensation expense	757	2,842
Provision for losses on inventories	1,557	46
Provision for doubtful accounts, net	151	(67)
Loss on disposal of property and equipment	3	22
Deferred income taxes, net	65	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(3,669)	11,193
Inventories	(4,133)	(9,577)
Prepaid expenses and other assets	(2,400)	630
Accounts payable	449	(7,398)
Accrued payroll and related expenses	(652)	(6,237)
Accrued expenses and other liabilities	412	(976)
Accrued restructuring costs and purchase accounting reserves	(73)	(368)

Net cash provided by operating activities	1,322	412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,481)	(4,168)
Purchase of marketable securities	(14,232)	(21,382)
Proceeds from the sale of marketable securities	8,369	16,890

Net cash used in investing activities	(11,344)	(8,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	175,000
Debt issuance costs	—	(5,473)
Repayment of long-term debt and obligations under capital leases	(15)	(48,223)
Short-term borrowings, net of repayments	2,929	141
Proceeds from the issuance of common stock under employee plans	910	1,044
Purchases of the Company’s common stock and restricted stock units	(11,450)	(41,501)

Net cash provided by (used in) financing activities	(7,626)	80,988
Impact of foreign exchange rate changes on cash balances	1,439	201

Net increase (decrease) in cash and cash equivalents	(16,209)	72,941
Cash and cash equivalents at beginning of period	88,737	35,930

Cash and cash equivalents at end of period	$72,528	$108,871

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,321	$904
Income taxes, net	$264	$223
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. The results for the interim periods are not necessarily indicative of results the Company will have for the full year ending January 3, 2009. The December 29, 2007 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 during the first quarter of fiscal 2008 did not have a material impact on its financial position or results of operations. See Note 3 for disclosure of fair value measurements and level within fair value hierarchy, as required by SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will not have an impact on the Company’s financial position or results of operations other than in accounting for any business combination that may occur after the effective date.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 provides enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. The Company is currently evaluating the expected impact of the provisions of SFAS No. 161, but does not believe that the adoption of SFAS No. 161 will have a material impact on its financial position or results of operations.
NOTE 3 FAIR VALUE MEASUREMENTS
As indicated in Note 2, the Company adopted SFAS No. 157, which requires fair value to be measured based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)	March 29,	Identical Assets	ObservableInputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	61,942	61,942	—	—
Pension assets not owned by plan	7,401	7,401	—	—

	69,343	69,343	—	—

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	March 29,	December 29,
(In thousands)	2008	2007
Raw materials and purchased parts	$87,269	$83,954
Work in process	17,104	15,239
Finished goods	39,704	37,920

	144,077	137,113
Allowance for excess and obsolete inventory	(24,976)	(23,144)

	$119,101	$113,969

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
The activity in accrued warranty obligations was as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Balance at beginning of year	$5,847	$5,159
Additions charged to cost of sales	1,926	1,972
Warranty claims	(1,265)	(2,035)

Balance at end of period	$6,508	$5,096

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	March 29,	December 29,
(In thousands)	2008	2007
Deferred revenue	$8,110	$7,396
Accrued warranty obligations	6,508	5,847
Accrued sales tax	768	2,031
Other	10,057	9,324

	$25,443	$24,598

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	March 29,	December 29,
(In thousands)	2008	2007
Cumulative foreign currency translation gains	$16,951	$10,135
Unrecognized net pension gains	79	52
Unrealized gains (losses) on marketable securities	(445)	56

	$16,585	$10,243

NOTE 5 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Interest and dividend income	$1,081	$1,575
Interest expense	(1,487)	(1,034)
Bank and portfolio asset management fees	(141)	(160)
Other, net	64	(180)

	$(483)	$201

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
NOTE 6 STOCK-BASED COMPENSATION
During the three months ended March 29, 2008, the Company granted 1.4 million restricted stock units with a weighted average grant date fair value of $9.83.
The total stock-based compensation expense included in the Company’s consolidated statements of income was as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Cost of sales	$45	$232
Selling, general and administrative expenses	650	2,297
Research and development expense	62	313

	$757	$2,842

Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At March 29, 2008 and March 31, 2007, such amounts were not material.
NOTE 7 DEBT AND LINES OF CREDIT
At March 29, 2008 and December 29, 2007, the Company had $175.0 million in convertible subordinated notes outstanding. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The notes are included in long-term debt. The offering fees and expenses of $4.3 million, net of accumulated amortization of $1.3 million, are included in other long-term assets in investments and other assets, and are being amortized through February 15, 2012 using the effective interest method.
At March 29, 2008 and December 29, 2007, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (5.25% at March 29, 2008), or the prevailing London Interbank Offered Rate (2.71% at March 29, 2008) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At March 29, 2008, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
The two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($17.1 million at March 29, 2008) and expire as follows: $8.1 million on May 31, 2008 , $3.0 million on June 30, 2008 and $6.0 million on September 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At March 29, 2008, the Company had $14.6 million outstanding and $2.5 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets. The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($5.5 million at March 29, 2008), have no expiration dates and bear interest at the prevailing bank rate. At March 29, 2008, the Company had $2.6 million outstanding and $2.9 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. The weighted average interest rate on all of the Company’s Japanese borrowings as of March 29, 2008 was 1.8%.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
NOTE 8 NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Net income	$3,725	$5,251

Shares:
Weighted average shares outstanding — basic	36,539	40,303
Dilutive potential common shares, using treasury stock method	55	1,184

Weighted average shares outstanding — diluted	36,594	41,487

Net income per share:
Basic	$0.10	$0.13

Diluted	$0.10	$0.13

For the three months ended March 29, 2008 and March 31, 2007, 2,703,369 and 545,040 stock options with a weighted average exercise price of $21.03 and $59.10, respectively, were excluded from the computations of diluted net income per share, as their inclusion would be antidilutive. In addition, for the three months ended March 29, 2008 and March 31, 2007, 2,245,284 and 532,360 performance-based restricted stock units were excluded from the computation of diluted net income per share, respectively, as the performance criteria had not been met.
For the three months ended March 29, 2008 and March 31, 2007, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.
NOTE 9 INCOME TAXES
The Company has maintained a valuation allowance against a portion of its gross deferred tax assets pursuant to SFAS No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of certain required state income taxes, taxes in certain foreign jurisdictions, the federal alternative minimum tax and the impact of discrete items.
The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of the gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, the reversal will be recorded as a discrete item in the appropriate period. As of March 29, 2008 the Company had a remaining valuation allowance of $26.0 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
NOTE 10 COMPREHENSIVE INCOME
The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Net income	$3,725	$5,251
Foreign currency translation gains	6,816	888
Unrecognized net pension gains (losses)	27	(6)
Unrealized gains (losses) on marketable securities	(501)	63

	$10,067	$6,196

NOTE 11 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of its common stock. Under this program, the Company repurchased 1.1 million shares for $11.4 million during the three months ended March 29, 2008, which completed its purchases under this program.
NOTE 12 DEFINED BENEFIT PENSION PLANS
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
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Service cost	$146	$157
Interest cost on benefit obligation	173	159
Expected return on plan assets	(42)	(46)
Net gain	—	2

	$277	$272

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
March 29, 2008
NOTE 13 BUSINESS SEGMENT INFORMATION
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
The Company measured operating income (loss) reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain corporate expenses, interest and other income (expense), net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total
Three months ended March 29, 2008:
Sales to external customers	$47,783	$67,460	$115,243
Segment income (loss)	$(1,267)	$12,375	$11,108

Three months ended March 31, 2007:
Sales to external customers	$42,329	$64,935	$107,264
Segment income (loss)	$(432)	$13,954	$13,522
The following reconciles segment income to consolidated income before income taxes:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Segment income	$11,108	$13,522
Unallocated operating expenses	(6,232)	(7,508)
Interest and other income (expense), net	(483)	201

	$4,393	$6,215

NOTE 14 COMMITMENTS AND CONTINGENCIES
In 2005, the Company sold its robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement. Such note is secured by a first-priority security interest in certain of Kensington’s assets. Kensington has made claims against the Company regarding certain matters relating to the acquisition and has ceased payment of certain obligations to the Company pending resolution of such claims. Newport believes such claims are without merit and is contesting them vigorously. At this time, the Company is unable to estimate the amount of any loss that may be incurred relating to amounts due from Kensington. Any such loss would be reflected as a loss from discontinued operations in Newport’s financial statements. Amounts due from Kensington as of March 29, 2008 totaled $6.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007. This discussion also contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances, including statements regarding our expected net sales, gross margin, selling, general and administrative expenses, research and development expense, interest and other expense, net, income taxes, cash balances, working capital position, and future cash flows are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 29, 2007. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our wide range of products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our Photonics and Precision Technologies (PPT) Division. Both of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer and end-user customers across a wide range of applications and markets.
The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Stock-Based Compensation
During the three months ended March 29, 2008, we granted 1.4 million restricted stock units with a weighted average grant date fair value of $9.83.
The total stock-based compensation expense included in our consolidated statements of income was as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2008	2007
Cost of sales	$45	$232
Selling, general and administrative expenses	650	2,297
Research and development expense	62	313

	$757	$2,842

Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At March 29, 2008 and March 31, 2007, such amounts were not material.
Results of Operations for the Three Months Ended March 29, 2008 and March 31, 2007
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	60.0	56.5

Gross profit	40.0	43.5

Selling, general and administrative expenses	25.9	28.0
Research and development expense	9.9	9.9

Operating income	4.2	5.6

Interest and other income (expense), net	(0.4)	0.2

Income before income taxes	3.8	5.8

Income tax provision	0.6	0.9

Net income	3.2%	4.9%

In the following discussion regarding our results of operations, certain prior period amounts have been reclassified to conform to the current period presentation.
Net Sales
Net sales for the three months ended March 29, 2008 increased $8.0 million, or 7.4%, compared with the corresponding period of 2007. Net sales by our Lasers Division increased $5.5 million, or 12.9% and net sales by our PPT Division increased $2.5 million, or 3.9% compared with the prior year period. The increase in total net sales during the first quarter of 2008 compared with the prior year quarter was due primarily to higher sales by both divisions to customers in the microelectronics and the scientific research, aerospace and defense/security markets.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended March 29, 2008 increased $3.6 million, or 10.3%, compared with the same period of 2007, due to higher sales by both our PPT

Division and our Lasers Division. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
Net sales to the microelectronics market for the three months ended March 29, 2008 increased $4.3 million, or 13.6%, compared with the same period of 2007. The increase in sales to this market during the three months ended March 29, 2008 compared with the same period in 2007 was due primarily to increased sales of laser-based disk texturing systems, offset in part by decreased sales to our semiconductor manufacturing equipment customers as a result of the continued cyclical downturn in that market.
Net sales to the life and health sciences market for the three months ended March 29, 2008 of $20.7 million were the same as the corresponding period in 2007. Increased sales to this market by our Lasers Division were offset by lower sales by our PPT Division.
Net sales to our industrial and other end markets for the three months ended March 29, 2008 of $20.3 million were comparable to net sales of $20.2 million for the corresponding period in 2007. Increased sales to this market by our PPT Division were almost entirely offset by lower sales by our Lasers Division.
Geographically, net sales were as follows:

	Three Months Ended			Percentage
	March 29,	March 31,	Increase	Increase
(In thousands)	2008	2007	(Decrease)	(Decrease)
United States	$52,469	$56,216	$(3,747)	(6.7)%
Europe	28,090	25,662	2,428	9.5
Pacific Rim	29,373	19,213	10,160	52.9
Other	5,311	6,173	(862)	(14.0)

	$115,243	$107,264	$7,979	7.4%

The increase in sales to international customers for the three months ended March 29, 2008 compared with the same period in 2007 was due primarily to stronger sales to customers in our scientific research, aerospace and defense/security and microelectronics markets. Our increased sales to the Pacific Rim were due in large part to increased sales of laser-based disk texturing systems to a customer in this region compared with the prior year period.
We expect our consolidated net sales in the second quarter of 2008 to be approximately equal to the first quarter of 2008. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.
We expect our sales to the scientific research, aerospace and defense/security markets in the second quarter of 2008 to be slightly higher than the first quarter of 2008, due primarily to the traditional seasonal pattern in the scientific research market. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels and the timing of sales of our products for major research programs, but will increase over time as we increase our penetration into these markets.
We expect our sales to the microelectronics market in the second quarter of 2008 to be lower than the first quarter of 2008, due to the continued cyclical downturn in the semiconductor equipment industry and to sales of laser-based disk texturing systems in the first quarter that are expected to be significantly lower in the second quarter, offset in part by anticipated higher sales to customers in other parts of this market. Overall, we expect our sales to this market to fluctuate from period to period, due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers.
We expect our sales to the life and health sciences market in the second quarter of 2008 to be slightly higher than the first quarter of 2008 based on the high backlog of orders currently scheduled to ship in the second quarter. In general, we expect our sales to this market to fluctuate on a quarter-to-quarter basis in the near term due to the timing of programs and the concentration of our sales within a limited number of original equipment manufacturer (OEM) customers in this market, but to increase over time as we increase our penetration of this market.
Gross Margin
Gross margin was 40.0% and 43.5% for the three months ended March 29, 2008 and March 31, 2007, respectively. The decrease in gross margin was due primarily to an increase in our inventory reserves and to a greater proportion of lower margin products sold during the current year period.
We expect our gross margin in the second quarter of 2008 to improve slightly over the first quarter of 2008, due to continued operational improvements in our Lasers Division and to a more favorable mix of products sold by our PPT Division.
Selling, General and Administrative (SG&A) Expenses
SG&A expense totaled $29.8 million, or 25.9% of net sales, and $30.0 million, or 28.0% of net sales, for the three months ended March 29, 2008 and March 31, 2007, respectively. The decrease in SG&A expense in the current year period was due primarily to a decrease in stock-based compensation expense of $1.6 million due to our expectation that the performance goals on our awards granted in previous years will not be achieved. This decrease was offset in part by an increase of $0.6 million in rent, utilities and maintenance and an increase in consulting expenses of $0.6 million related to our SAP implementation.
We expect that SG&A expense to increase in the second quarter of 2008 compared with the first quarter of 2008 due to annual merit increases that will become effective in the second quarter and a full quarter of stock-based compensation expense related to our annual grant of new awards at the end of the first quarter. In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
R&D expense totaled $11.4 million, or 9.9% of net sales, and $10.6 million, or 9.9% of net sales, for the three months ended March 29, 2008 and March 31, 2007, respectively. The increase in R&D expense in the current year period was due primarily to increased spending on new product development for photovoltaic applications and other laser products.
We expect R&D expense in the second quarter of 2008 to be higher than in the first quarter of 2008, as we continue to increase spending on R&D programs, particularly relating to photovoltaic applications. We believe that the continued development and advancement of our key products and technologies is critical to our future success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.
Interest and Other Income (Expense), Net
Interest and other expense, net totaled $0.5 million for the three months ended March 29, 2008 and interest and other income, net totaled $0.2 million for the three months ended March 31, 2007, respectively. In the current year period, interest income was negatively impacted by lower interest rates.
We expect that interest and other expense, net in the second quarter of 2008 will be approximately the same as the first quarter. In general, we expect interest and other income (expense), net to fluctuate slightly in future periods, depending on our levels of cash and marketable securities and interest earned thereon in a given period.

Income Taxes
Our effective tax rate for the three months ended March 29, 2008 was 15.2%, compared with 15.5% in the corresponding prior year period.
We have maintained a valuation allowance against a portion of our gross deferred tax assets pursuant to SFAS No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of certain required state income taxes, taxes in certain foreign jurisdictions, the federal alternative minimum tax and the impact of discrete items.
We will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, the reversal will be recorded as a discrete item in the appropriate period. Based upon our current projections of future profitability, we anticipate recording a reversal of a substantial portion of the valuation allowance as a discrete item during the fourth quarter of 2008. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances.
We expect our effective tax rate in the second quarter of 2008 to be approximately 15% to 16%, which will vary depending on the levels of our required state minimum income taxes, taxes on our foreign earnings and the impact of discrete items.
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
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities balances decreased to $134.5 million as of March 29, 2008 from $143.9 million as of December 29, 2007. The decrease was attributable primarily to repurchases of our common stock and to capital expenditures made during the quarter.
Net cash provided by our operating activities of $1.3 million for the three months ended March 29, 2008 consisted of our income of $3.7 million and net non-cash charges of $7.7 million, offset in part by a decrease in working capital of $10.1 million. Such non-cash charges consisted of $5.1 million for depreciation and amortization, $1.6 million for the provision for losses on inventories and $0.8 million for stock-based compensation. The decrease in working capital consisted of an increase of $4.1 million in inventory, primarily at our international locations, which was largely a result of the decline in value of the U.S. Dollar against foreign currencies, an increase of $3.7 million in accounts receivable due to increased sales in Japan and to the decline in value of the U.S. Dollar against foreign currencies, which increased the value of our receivables at our foreign locations, and an increase of $2.4 million in prepaid expenses and other assets due to an increase in income taxes receivable.
Net cash used in investing activities of $11.3 million for the three months ended March 29, 2008 consisted of purchases of property and equipment of $5.5 million, which included $2.4 million in purchases related to our SAP implementation, and net purchases of marketable securities of $5.8 million.
Net cash used in financing activities for the three months ended March 29, 2008 of $7.6 million consisted primarily of the repurchase of 1.1 million shares of our common stock for approximately $11.5 million, including the cancellation of common stock in connection with the payment of taxes owed by employees related to our stock incentive plans, offset in part by short-term borrowings of $2.9 million and by $0.9 million received as consideration for the issuance of common stock in connection with exercises of stock options and purchases of common stock under our employee stock purchase plan.
At March 29, 2008, we had cash and cash equivalents of $72.5 million and marketable securities of $61.9 million. The majority of the marketable securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.
At March 29, 2008, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (5.25% at March 29, 2008), or the prevailing London Interbank Offered Rate (2.71% at March 29, 2008) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At March 29, 2008, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
Our two revolving lines of credit with Japanese banks totaled 1.7 billion yen ($17.1 million at March 29, 2008) and expire as follows: $8.1 million on May 31, 2008 , $3.0 million on June 30, 2008 and $6.0 million on September 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At March 29, 2008, we had $14.6 million outstanding and $2.5 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($5.5 million at March 29, 2008), have no expiration dates and bear interest at the bank’s prevailing rate. At March 29, 2008, we had $2.6 million outstanding and $2.9 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all of our Japanese borrowings as of March 29, 2008 was 1.8%.
In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of our common stock. During the first quarter of 2008, we repurchased 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed our purchases under this program.
During the remainder of 2008, we expect to use an additional $10 million to $13 million of cash for capital expenditures.
We believe our current working capital position, together with our expected future cash flows from operations, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 29, 2007, and there can be no assurance that we will not require additional funding in the future.
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
Commitments and Contingencies
In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement. Such note is secured by a first-priority security interest in certain of Kensington’s assets. Kensington has made claims against us regarding certain matters relating to the acquisition and has ceased payment of certain obligations to us pending resolution of such claims. We believe such claims are without merit and are contesting them vigorously. At this time, we are unable to estimate the amount of any loss that may be incurred relating to amounts due from Kensington. Any such loss would be reflected as a loss from discontinued operations in our financial statements. Amounts due from Kensington as of March 29, 2008 totaled $6.6 million.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands required disclosures regarding fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 during the first quarter of fiscal 2008 did not have a material impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the expected impact of the provisions of SFAS No. 160, but do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies to business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R will not have an impact on our financial position or results of operations other than in accounting for any business combination that may occur after the effective date.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 provides enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. We are currently evaluating the expected impact of the provisions of SFAS No. 161, but do not believe that the adoption of SFAS No. 161 will have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are foreign exchange rates, which may generate translation and transaction gains and losses and changes in interest rates.
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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (banks rated A+ or better) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income in our statements of income. Net foreign exchange gains and losses were not material to our reported results of operations for the three months ended March 29, 2008. There were no forward exchange contracts outstanding at March 29, 2008.
As currency exchange rates change, translation of the statements of income of international operations into U.S. dollars affects the year-over-year comparability of operating results. We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally. We do not enter into hedges to minimize volatility of reported earnings because we do not believe it is justified by the exposure or the cost.
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three months ended March 29, 2008. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible notes bear interest at a fixed rate of 2.5% per year and are not impacted by changes in interest rates. Our investments in marketable securities, which totaled $61.9 million at March 29, 2008, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $7.4 million at March 29, 2008, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three months ended March 29, 2008.

Item 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 29, 2007 contains a full discussion of the risks associated with our business. There has been no material change to the risks described in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects purchases made by us during the quarter ended March 29, 2008, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid per Share (or	Announced Plans	the Plans or
Period(1)	Purchased	Unit)	or Programs	Programs
December 30, 2007 – January 26, 2008(2)	5,145	$11.01	—	—
January 27, 2008 – February 23, 2008(3)	744,912	$10.74	744,912	311,805
February 24, 2008 – March 29, 2008(3)	311,527	$10.89	311,527	278

Totals	1,061,584	$10.79	1,056,439

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	On January 22, 2008, we received and cancelled a total of 5,145 shares of our outstanding common stock in payment of taxes owed on ordinary income recognized by an employee in connection with the distribution, from our deferred compensation plan, of shares of restricted stock issued under our stock incentive plans. At the time they were distributed, these shares had a value of $11.01 per share.

(3)	Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2006. A total of 4.2 million shares had been authorized for repurchase under this program. This program had no fixed expiration date. As of March 29, 2008, we had purchased substantially all of the shares authorized for purchase under this program and we do not intend to make further purchases under this program.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.