Form 10-Q
period 2008-06-28
NEWPORT CORP
filed 2008-08-07
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2008, 36,097,021 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$117,664	$110,904	$232,907	$218,168
Cost of sales	70,367	61,843	139,499	122,476

Gross profit	47,297	49,061	93,408	95,692

Selling, general and administrative expenses	30,092	28,792	59,883	58,806
Research and development expense	12,341	10,874	23,785	21,477

Operating income	4,864	9,395	9,740	15,409

Write-down of note receivable and other amounts related to previously discontinued operations	(7,060)	—	(7,060)	—
Interest and other income (expense), net	(206)	16	(689)	217

Income (loss) before income taxes	(2,402)	9,411	1,991	15,626

Income tax provision	390	1,448	1,058	2,412

Net income (loss)	$(2,792)	$7,963	$933	$13,214

Net income (loss) per share:
Basic	$(0.08)	$0.20	$0.03	$0.33
Diluted	$(0.08)	$0.20	$0.03	$0.33

Shares used in per share calculations:
Basic	36,009	38,955	36,273	39,629
Diluted	36,009	39,554	36,385	40,491
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$65,142	$88,737
Marketable securities	75,982	55,127
Accounts receivable, net of allowance for doubtful accounts of $1,705 and $1,381 as of June 28, 2008 and December 29, 2007, respectively	90,095	87,606
Notes receivable, net	3,923	3,821
Inventories	112,820	113,969
Deferred income taxes	6,366	6,248
Prepaid expenses and other current assets	14,227	13,603

Total current assets	368,555	369,111

Property and equipment, net	65,266	61,872
Goodwill	174,197	174,197
Deferred income taxes	16,975	16,932
Intangible assets, net	44,131	46,171
Investments and other assets	16,362	21,664

	$685,486	$689,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$15,192	$12,402
Accounts payable	25,074	33,319
Accrued payroll and related expenses	22,520	23,096
Accrued expenses and other current liabilities	27,690	24,598

Total current liabilities	90,476	93,415

Long-term debt	175,000	175,000
Obligations under capital leases, less current portion	1,432	1,381
Accrued pension liabilities	11,510	10,740
Other liabilities	4,908	4,966

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,059,190 and 36,917,734 shares issued and outstanding as of June 28, 2008 and December 29, 2007, respectively	4,208	4,308
Capital in excess of par value	380,775	389,328
Accumulated other comprehensive income	15,678	10,243
Retained earnings	1,499	566

Total stockholders’ equity	402,160	404,445

	$685,486	$689,947

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$933	$13,214
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,572	10,283
Stock-based compensation expense	1,604	3,492
Write-down of note receivable and other amounts related to previously discontinued operations	7,060	—
Provision for losses on inventories	2,447	679
Provision for doubtful accounts, net	104	40
Loss on disposal of property and equipment	48	69
Deferred income taxes, net	24	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(742)	6,937
Inventories	148	(15,832)
Prepaid expenses and other assets	(1,880)	1,621
Accounts payable	(8,794)	(4,755)
Accrued payroll and related expenses	(1,032)	(6,577)
Accrued expenses and other liabilities	2,408	(412)
Accrued restructuring costs and purchase accounting reserves	(133)	(470)

Net cash provided by operating activities	12,767	8,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,890)	(7,760)
Purchase of marketable securities	(37,953)	(33,369)
Proceeds from the sale of marketable securities	18,292	29,048

Net cash used in investing activities	(29,551)	(12,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	—	175,000
Debt issuance costs	—	(5,559)
Repayment of long-term debt and obligations under capital leases	(83)	(48,247)
Short-term borrowings, net of repayments	2,008	1,018
Proceeds from the issuance of common stock under employee plans	1,193	2,371
Purchases of the Company’s common stock and restricted stock units	(11,450)	(62,405)

Net cash provided by (used in) financing activities	(8,332)	62,178
Impact of foreign exchange rate changes on cash balances	1,521	358

Net increase (decrease) in cash and cash equivalents	(23,595)	58,744
Cash and cash equivalents at beginning of period	88,737	35,930

Cash and cash equivalents at end of period	$65,142	$94,674

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,446	$1,020
Income taxes, net	$667	$663
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
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
The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending January 3, 2009. The December 29, 2007 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
Certain prior period amounts have been reclassified to conform to the current period presentation.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the expected impact of the provisions of SFAS No. 160, but does not believe that the adoption of SFAS No. 160 will have a material impact on its financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. The Company is currently evaluating the expected impact of the provisions of SFAS No. 161, but does not believe that the adoption of SFAS No. 161 will have a material impact on its financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Under FSP FAS 142-3, companies are required to consider their own historical experience in renewing or extending similar arrangements and in the absence of historical experience, companies are required to consider the assumptions that market participants would use regarding renewal or extension, adjusted for company-specific factors. FSP FAS 142-3 will be effective for fiscal years beginning after

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
December 15, 2008, and interim periods within those fiscal years. FSP FAS 142-3 must be applied prospectively to intangible assets acquired after the effective date and early adoption is prohibited. The adoption of FSP FAS 142-3 will not have an impact on the Company’s financial position or results of operations other than in accounting for the acquisition of intangible assets that may occur after the effective date.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material impact on the Company’s financial position or results of operations.
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. The Company is currently evaluating the expected impact of the provisions of FSP APB 14-1 and believes that the adoption of FSP APB 14-1 will result in a reduction in the carrying value of its convertible subordinated notes, an increase to capital in excess of par value, a cumulative effect adjustment reducing retained earnings and an increase to interest expense. However, the Company has not yet determined the amounts of such adjustments.
NOTE 3 FAIR VALUE MEASUREMENTS
During the first quarter of 2008, the Company adopted SFAS No. 157, which requires that, for any assets and liabilities stated at fair value in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 28, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$75,982	$75,982	$—	$—
Pension assets not owned by plan	7,358	7,358	—	—

	$83,340	$83,340	$—	$—

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	June 28,	December 29,
(In thousands)	2008	2007
Raw materials and purchased parts	$87,717	$83,954
Work in process	14,829	15,239
Finished goods	32,742	37,920

	135,288	137,113
Allowance for excess and obsolete inventory	(22,468)	(23,144)

	$112,820	$113,969

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
The activity in accrued warranty obligations was as follows:

	Six Months Ended
	June 28,	June 30,
(In thousands)	2008	2007
Balance at beginning of year	$5,847	$5,159
Additions charged to cost of sales	3,732	4,300
Warranty claims	(2,810)	(4,413)

Balance at end of period	$6,769	$5,046

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	June 28,	December 29,
(In thousands)	2008	2007
Deferred revenue	$9,634	$7,396
Accrued warranty obligations	6,769	5,847
Accrued sales tax	305	2,031
Other	10,982	9,324

	$27,690	$24,598

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	June 28,	December 29,
(In thousands)	2008	2007
Cumulative foreign currency translation gains	$15,688	$10,135
Unrecognized net pension gains	75	52
Unrealized gains (losses) on marketable securities	(85)	56

	$15,678	$10,243

NOTE 5 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Interest and dividend income	$983	$1,907	$2,064	$3,482
Interest expense	(1,493)	(1,470)	(2,980)	(2,504)
Bank and portfolio asset management fees	(150)	(205)	(291)	(365)
Other, net	454	(216)	518	(396)

	$(206)	$16	$(689)	$217

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
NOTE 6 STOCK-BASED COMPENSATION
During the three and six months ended June 28, 2008, the Company granted 19,425 and 1.4 million restricted stock units with a weighted average grant date fair value of $12.87 and $9.87, respectively.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Cost of sales	$117	$12	$162	$244
Selling, general and administrative expenses	588	628	1,238	2,925
Research and development expense	142	10	204	323

	$847	$650	$1,604	$3,492

Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At June 28, 2008 and June 30, 2007, such amounts were not material.
NOTE 7 DEBT AND LINES OF CREDIT
At June 28, 2008 and December 29, 2007, the Company had $175.0 million in convertible subordinated notes outstanding. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The notes are included in long-term debt. The offering fees and expenses of $4.0 million, net of accumulated amortization of $1.6 million, are included in other long-term assets in investments and other assets, and are being amortized through February 15, 2012 using the effective interest method.
At June 28, 2008 and December 29, 2007, the Company had a total of four lines of credit, including one domestic revolving line of credit and three revolving lines of credit with two Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (5.00% at June 28, 2008), or the prevailing London Interbank Offered Rate (2.47% at June 28, 2008) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At June 28, 2008, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
The three revolving lines of credit with Japanese banks totaled 1.7 billion yen ($15.8 million at June 28, 2008) and expire as follows: $2.8 million on June 30, 2008 (which the Company did not subsequently renew), $5.6 million on September 30, 2008 and $7.4 million on November 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At June 28, 2008, the Company had $12.5 million outstanding (of which $2.8 million was repaid on June 30, 2008) and $3.3 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets. The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($5.1 million at June 28, 2008), have no expiration dates and bear interest at the prevailing bank rate. At June 28, 2008, the Company had $2.7 million outstanding and $2.4 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. The weighted average interest rate on all of the Company’s Japanese borrowings as of June 28, 2008 was 1.8%.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
In lieu of renewing the line of credit that expired on June 30, 2008, the Company issued 300 million yen ($2.8 million at June 30, 2008) in private placement bonds on June 30, 2008 through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under such line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011.
NOTE 8 NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$(2,792)	$7,963	$933	$13,214

Shares:
Weighted average shares outstanding — basic	36,009	38,955	36,273	39,629
Dilutive potential common shares, using treasury stock method	—	599	112	862

Weighted average shares outstanding — diluted	36,009	39,554	36,385	40,491

Net income (loss) per share:
Basic	$(0.08)	$0.20	$0.03	$0.33

Diluted	$(0.08)	$0.20	$0.03	$0.33

For the three months ended June 28, 2008, 36,009,215 shares have been used to calculate both basic and diluted shares outstanding, as including dilutive potential common shares in the calculation would have had an antidilutive effect due to the Company incurring a loss. For the six months ended June 28, 2008, 2,083,280 stock options with a weighted average exercise price of $23.92 were excluded from the computation of diluted net income per share, as their inclusion would be antidilutive and for the three and six months ended June 30, 2007, 858,190 and 540,890 stock options with a weighted average exercise price of $43.44 and $59.03, respectively, were excluded from the computations of diluted net income per share, as their inclusion would be antidilutive. In addition, for the six months ended June 28, 2008, 2,162,954 performance-based restricted stock units, and for both the three and six months ended June 30, 2007, 1,230,340 performance-based restricted stock units, were excluded from the computation of diluted net income per share, as the performance criteria had not been met.
For the three and six months ended June 28, 2008 and June 30, 2007, the Company’s convertible subordinated notes had no impact on diluted net income (loss) per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
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
The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of the gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, the reversal will be recorded as a discrete item in the appropriate period. As of June 28, 2008 the Company had a remaining valuation allowance of $26.0 million.
NOTE 10 COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$(2,792)	$7,963	$933	$13,214
Foreign currency translation gains (losses)	(1,263)	1,012	5,553	1,900
Unrecognized net pension gains (losses)	(4)	(23)	23	(29)
Unrealized gains (losses) on marketable securities	360	(59)	(141)	4

	$(3,699)	$8,893	$6,368	$15,089

NOTE 11 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of its common stock. Under this program, the Company repurchased 1.1 million shares for $11.4 million during the first quarter of 2008, which completed its purchases under this program.
In May 2008, the Board of Directors of the Company approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. The Company has not repurchased any shares under this program.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$149	$159	$295	$316
Interest cost on benefit obligation	178	162	351	321
Expected return on plan assets	(41)	(46)	(83)	(92)
Net gain	—	2	—	4

	$286	$277	$563	$549

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

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total
Three months ended June 28, 2008:
Sales to external customers	$49,582	$68,082	$117,664
Segment income (loss)	$(658)	$12,057	$11,399

Three months ended June 30, 2007:
Sales to external customers	$46,426	$64,478	$110,904
Segment income	$1,720	$14,409	$16,129

Six months ended June 28, 2008:
Sales to external customers	$97,365	$135,542	$232,907
Segment income (loss)	$(1,925)	$24,432	$22,507

Six months ended June 30, 2007:
Sales to external customers	$88,755	$129,413	$218,168
Segment income	$1,288	$28,363	$29,651

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
June 28, 2008
The following reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Segment income	$11,399	$16,129	$22,507	$29,651
Unallocated operating expenses	(6,535)	(6,734)	(12,767)	(14,242)
Write-down of note receivable and other amounts related to previously discontinued operations	(7,060)	—	(7,060)	—
Interest and other income (expense), net	(206)	16	(689)	217

	$(2,402)	$9,411	$1,991	$15,626

NOTE 14 WRITE-DOWN OF NOTE RECEIVABLE AND OTHER AMOUNTS
In 2005, the Company sold its robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. Such business had been previously classified by the Company as a discontinued operation. Kensington has failed to make certain principal, interest and rent payments due under its agreements with the Company. The note is secured by a first-priority security interest in certain Kensington assets, and the Company has begun legal proceedings to collect amounts owed. Due to uncertainty regarding collectibility, in the second quarter of 2008, the Company recognized a charge of $7.1 million to fully write off such note receivable and other amounts owed. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, the Company has recorded this write-down through continuing operations in its consolidated statements of operations. Any amounts recovered in the future will be recorded in other income in the Company’s consolidated statement of operations for the period in which the cash is collected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007. This discussion contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, or other characterizations of future events or circumstances, including statements regarding our expected net sales, gross margin, selling, general and administrative expenses, research and development expense, interest and other income (expense), net, income taxes, cash balances, working capital position, and future cash flows are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 29, 2007. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our Photonics and Precision Technologies (PPT) Division. Both of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer and end-user customers across a wide range of applications and markets.
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

Stock-Based Compensation
During the three and six months ended June 28, 2008, we granted 19,425 and 1.4 million restricted stock units with a weighted average grant date fair value of $12.87 and $9.87, respectively.
The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2008	2007	2008	2007
Cost of sales	$117	$12	$162	$244
Selling, general and administrative expenses	588	628	1,238	2,925
Research and development expense	142	10	204	323

	$847	$650	$1,604	$3,492

Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At June 28, 2008 and June 30, 2007, such amounts were not material.
Results of Operations for the Three and Six Months Ended June 28, 2008 and June 30, 2007
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	55.8	59.9	56.1

Gross profit	40.2	44.2	40.1	43.9

Selling, general and administrative expenses	25.6	26.0	25.7	27.0
Research and development expense	10.5	9.7	10.2	9.8

Operating income	4.1	8.5	4.2	7.1

Write-down of note receivable and other amounts related to previously discontinued operations	(6.0)	—	(3.0)	—
Interest and other income (expense), net	(0.1)	0.0	(0.3)	0.1

Income (loss) before income taxes	(2.0)	8.5	0.9	7.2

Income tax provision	0.4	1.3	0.5	1.1

Net income (loss)	(2.4)%	7.2%	0.4%	6.1%

In the following discussion regarding our results of operations, certain prior period amounts have been reclassified to conform to the current period presentation.
Net Sales
Net sales for the three months ended June 28, 2008 increased $6.8 million, or 6.1%, compared with the corresponding period in 2007. Net sales by our Lasers Division increased $3.2 million, or 6.8%, and net sales by our PPT Division increased $3.6 million, or 5.6%, compared with the prior year period. Net sales for the six months ended June 28, 2008 increased $14.7 million, or 6.8%, compared with the corresponding period in 2007. Net sales by our Lasers Division increased $8.6 million, or 9.7%, and net sales by our PPT Division increased $6.1 million, or 4.7%, compared with the prior year period. The increases in total net sales during the three and six months ended

June 28, 2008 compared with the prior year periods were due primarily to higher sales to customers in our industrial manufacturing and microelectronics end markets. In addition, approximately $2.2 million and $6.3 million of the increase in the three and six months ended June 28, 2008, respectively, compared with the prior year periods resulted from the impact of stronger foreign currencies on the translation of international sales in the 2008 periods.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended June 28, 2008 decreased $1.9 million, or 4.7%, compared with the same period in 2007, due to lower sales by our Lasers Division, offset in part by higher sales by our PPT Division. Net sales to these markets for the six months ended June 28, 2008 increased $1.8 million, or 2.4%, compared with the same period in 2007 due to increased sales by our PPT Division, offset in part by lower sales by our Lasers Division. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
Net sales to the microelectronics market for the three months ended June 28, 2008 increased $3.6 million, or 11.0%, compared with the same period in 2007. Net sales in this market for the six months ended June 28, 2008 increased $8.2 million, or 12.6%, compared with the same period in 2007. The increases in sales to this market during the three and six months ended June 28, 2008 compared with the same periods in 2007 were due primarily to increased sales of products and systems for photovoltaic applications and laser-based disk texturing systems, offset in part by decreased sales to our semiconductor manufacturing equipment customers as a result of the continued cyclical downturn in that market.
Net sales to the life and health sciences market for the three months ended June 28, 2008 increased $0.8 million, or 4.1%, compared with the same period in 2007. Net sales to this market during the six months ended June 28, 2008 increased $0.9 million, or 2.1%, compared with the same period in 2007. Increased sales to this market by our Lasers Division were offset by lower sales by our PPT Division.
Net sales to our industrial manufacturing and other end markets for the three months ended June 28, 2008 increased $4.2 million, or 23.3%, compared with the same period in 2007. Net sales to these markets for the six months ended June 28, 2008 increased $3.9 million, or 10.4%, compared with the same period in 2007. Increased sales to this market in both periods in 2008 were primarily driven by our PPT Division.
Geographically, net sales were as follows:

	Three Months Ended			Percentage
	June 28,	June 30,	Increase	Increase
(In thousands)	2008	2007	(Decrease)	(Decrease)
United States	$53,911	$58,336	$(4,425)	(7.6)%
Europe	31,727	27,718	4,009	14.5
Pacific Rim	26,962	17,963	8,999	50.1
Other	5,064	6,887	(1,823)	(26.5)

	$117,664	$110,904	$6,760	6.1%

	Six Months Ended			Percentage
	June 28,	June 30,	Increase	Increase
(In thousands)	2008	2007	(Decrease)	(Decrease)
United States	$106,380	$114,552	$(8,172)	(7.1)%
Europe	59,817	53,380	6,437	12.1
Pacific Rim	56,335	37,176	19,159	51.5
Other	10,375	13,060	(2,685)	(20.6)

	$232,907	$218,168	$14,739	6.8%

The increase in sales to international customers for the three and six months ended June 28, 2008 compared with the same period in 2007 was due primarily to stronger sales to customers in our microelectronics and industrial manufacturing markets. In addition, approximately $2.2 million and $6.3 million of the increase in sales to international customers in the three and six months ended June 28, 2008, respectively, compared with the prior year periods resulted from the impact of stronger foreign currencies on the translation of international sales in the 2008 periods. Our increased sales to the Pacific Rim in both periods were due in large part to increased sales of laser-based disk texturing systems into this region compared with the prior year period. Our sales of these systems are typically made in batches rather than a steady stream and do not occur every quarter.
We expect our consolidated net sales in the third quarter of 2008 to decrease moderately from the second quarter level. Our business is subject to risks arising from market conditions in our primary end markets, as well as from general economic conditions.
We expect our sales to the scientific research, aerospace and defense/security markets in the third quarter of 2008 to be down slightly compared with the second quarter level. In the third quarter of each year, we typically experience seasonal weakness in these markets in Europe but stronger sales in the United States due to government fiscal year end spending. Overall, we expect that our sales to these markets will fluctuate from period to period in line with changes in overall research and defense spending levels and the timing of sales of our products for major research programs, but will increase over time as we increase our penetration into these markets.
We expect our sales to the microelectronics market in the third quarter of 2008 to be slightly higher than the second quarter of 2008, due to increased sales of products and systems for photovoltaic applications, offset in part by lower sales to semiconductor equipment manufacturers due to the continued cyclical downturn in that industry. Overall, we expect our sales to this market to fluctuate from period to period due primarily to cyclical changes in the levels of capital spending by semiconductor manufacturers and to the uncertainty of the precise timing of shipments of newly developed systems for photovoltaic applications.
We expect our sales to the life and health sciences market in the third quarter of 2008 to be down slightly compared with the second quarter of 2008. In general, we expect our sales to this market to fluctuate on a quarter-to-quarter basis in the near term due to the timing of programs and the concentration of our sales within a limited number of original equipment manufacturer (OEM) customers in this market, but to increase over time as we increase our penetration of this market.
Gross Margin
Gross margin was 40.2% and 44.2% for the three months ended June 28, 2008 and June 30, 2007, respectively, and was 40.1% and 43.9% for the six months ended June 28, 2008 and June 30, 2007, respectively. The decrease in gross margin in both periods in 2008 was due primarily to lower gross margins in our Lasers Division resulting from higher manufacturing costs and greater market pricing pressure.
Selling, General and Administrative (SG&A) Expenses
SG&A expense totaled $30.1 million, or 25.6% of net sales, and $28.8 million, or 26.0% of net sales, for the three months ended June 28, 2008 and June 30, 2007, respectively. The increase in SG&A expense in absolute dollars in the current year period was due primarily to an increase in personnel costs of $1.4 million, consisting primarily of salaries and benefits costs, offset in part by a decrease in accounting and legal fees.
SG&A expense totaled $59.9 million, or 25.7% of net sales, and $58.8 million, or 27.0% of net sales, for the six months ended June 28, 2008 and June 30, 2007, respectively. SG&A expense increased in absolute dollars during the six months ended June 28, 2008 from the corresponding prior year period due primarily to an increase in rent and utilities and consulting fees, offset in part by a decrease in accounting and legal fees.

Research and Development (R&D) Expense
R&D expense totaled $12.3 million, or 10.5% of net sales, and $10.9 million, or 9.7% of net sales, for the three months ended June 28, 2008 and June 30, 2007, respectively, and $23.8 million, or 10.2% of net sales, and $21.5 million, or 9.8% of net sales, for the six months ended June 28, 2008 and June 30, 2007, respectively. The increase in R&D expense in the current year periods was due primarily to increased spending on new product development for photovoltaic applications.
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
Write-Down of Note Receivable and Other Amounts
In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. We had previously classified such business as a discontinued operation. Kensington has failed to make certain principal, interest and rent payments due under our agreements. The note is secured by a first-priority security interest in certain Kensington assets, and we have begun legal proceedings to collect amounts owed. Due to uncertainty regarding collectibility, in the second quarter of 2008, we recognized a charge of $7.1 million to fully write off the note receivable and other amounts owed. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, we have recorded this write-down through continuing operations in our consolidated statements of operations. In the future, any amounts recovered will be recorded in other income in our consolidated statement of operations for the period in which the cash is collected.
Interest and Other Income (Expense), Net
Interest and other expense, net totaled $0.2 million for the three months ended June 28, 2008 compared with interest and other income, net of $16,000 for the three months ended June 30, 2007. In the current year period, interest income was negatively impacted by lower interest rates. The decrease in interest income was offset in part by an increase in other income due to transaction gains resulting from foreign currency fluctuations.
Interest and other expense, net totaled $0.7 million for the six months ended June 28, 2008 and interest and other income, net was $0.2 million for the six months ended June 30, 2007. In the current year period, interest income was negatively impacted by lower interest rates and interest expense increased due to the accrual of a full six months of interest on our convertible notes. This was offset in part by an increase in other income due to transaction gains resulting from foreign currency fluctuations.
We expect that interest and other expense, net in the third quarter of 2008 will be slightly higher than the second quarter. In general, we expect interest and other income (expense), net to fluctuate slightly in future periods, depending on our levels of cash and marketable securities and interest earned thereon in a given period. Upon adoption of FSP APB 14-1 in fiscal year 2009, we expect that the interest expense associated with our convertible subordinated notes will increase significantly.
Income Taxes
Our effective tax rate for the three and six months ended June 28, 2008 was (16.2%) and 53.1%, respectively, compared with 15.4% in both the corresponding prior year periods. The net income (loss) for both the three and six month periods ended June 28, 2008 reflects the impact of the write-down of the note receivable and other amounts related to previously discontinued operations, as discussed above. This charge was treated as a discrete item in the second quarter, and we received a low tax benefit related to this charge.

We have maintained a valuation allowance against a portion of our gross deferred tax assets pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of certain required state income taxes, taxes in certain foreign jurisdictions, the federal alternative minimum tax and the impact of discrete items.
We will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, the reversal will be recorded as a discrete item in the appropriate period. Based upon our past projections of future profitability, we anticipate recording a reversal of a substantial portion of the valuation allowance as a discrete item during the fourth quarter of 2008. We continue to evaluate our business outlook and our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. We will continue to monitor actual results and refine forecasted data as appropriate to facilitate future determinations made with respect to the realization of deferred tax assets.
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities balances decreased to $141.1 million as of June 28, 2008 from $143.9 million as of December 29, 2007. The decrease was attributable primarily to repurchases of our common stock and to capital expenditures made during the year, offset in part by cash generated by operations.
Net cash provided by our operating activities of $12.8 million for the six months ended June 28, 2008 consisted of our net income of $0.9 million and net non-cash charges of $21.9 million, offset in part by a decrease in working capital of $10.0 million. Such non-cash charges consisted of $10.6 million for depreciation and amortization, $7.1 million for the write-down of the note receivable and other amounts related to previously discontinued operations, $2.4 million for the provision for losses on inventories and $1.6 million for stock-based compensation. The decrease in working capital consisted of a decrease in accounts payable of $8.8 million due to the timing of payments, an increase in prepaid expenses and other assets of $1.9 million due to an increase in income taxes receivable, a decrease in accrued payroll and related expenses of $1.0 million due to timing of payments and an increase in accounts receivable of $0.7 million due to slower collections, offset in part by an increase in accrued expenses and other liabilities of $2.4 million due to an increase in income taxes payable and an increase in deferred revenue.
Net cash used in investing activities of $29.6 million for the six months ended June 28, 2008 consisted of purchases of property and equipment of $9.9 million, which included $4.0 million in purchases related to our SAP implementation, and net purchases of marketable securities of $19.7 million.
Net cash used in financing activities for the six months ended June 28, 2008 of $8.3 million consisted primarily of the repurchase of 1.1 million shares of our common stock for approximately $11.5 million, including the cancellation of common stock in connection with the payment of taxes owed by employees related to our stock incentive plans, offset in part by short-term borrowings of $2.0 million and by $1.2 million received as consideration for the issuance of common stock in connection with exercises of stock options and purchases of common stock under our employee stock purchase plan.
At June 28, 2008, we had cash and cash equivalents of $65.1 million and marketable securities of $76.0 million. The majority of the marketable securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.

At June 28, 2008, we had a total of four lines of credit, including one domestic revolving line of credit and three revolving lines of credit with two Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (5.00% at June 28, 2008), or the prevailing London Interbank Offered Rate (2.47% at June 28, 2008) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At June 28, 2008, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
Our three revolving lines of credit with Japanese banks totaled 1.7 billion yen ($15.8 million at June 28, 2008) and expire as follows: $2.8 million on June 30, 2008 (which we did not subsequently renew), $5.6 million on September 30, 2008 and $7.4 million on November 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At June 28, 2008, we had $12.5 million outstanding (of which $2.8 million was repaid on June 30, 2008) and $3.3 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($5.1 million at June 28, 2008), have no expiration dates and bear interest at the bank’s prevailing rate. At June 28, 2008, we had $2.7 million outstanding and $2.4 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. The weighted average interest rate on all of our Japanese borrowings as of June 28, 2008 was 1.8%.
In lieu of renewing our line of credit that expired on June 30, 2008, we issued 300 million yen ($2.8 million at June 30, 2008) in private placement bonds on June 30, 2008 through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under such line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011.
In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of our common stock. During the first quarter of 2008, we repurchased 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed our purchases under this program.
In May 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. We have not repurchased any shares under this program.
During the remainder of 2008, we expect to use an additional $5 million to $8 million of cash for capital expenditures.
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

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the expected impact of the provisions of SFAS No. 160, but do not believe that the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. We are currently evaluating the expected impact of the provisions of SFAS No. 161, but do not believe that the adoption of SFAS No. 161 will have a material impact on our financial position or results of operations.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Under FSP FAS 142-3, companies are required to consider their own historical experience in renewing or extending similar arrangements and in the absence of historical experience, companies are required to consider the assumptions that market participants would use regarding renewal or extension, adjusted for company-specific factors. FSP FAS 142-3 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP FAS 142-3 must be applied prospectively to intangible assets acquired after the effective date and early adoption is prohibited. The adoption of FSP FAS 142-3 will not have an impact on our financial position or results of operations other than in accounting for the acquisition of intangible assets that may occur after the effective date.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. We are currently evaluating the expected impact of the provisions of FSP APB 14-1 and believe that the adoption of FSP APB 14-1 will result in a reduction in the carrying value of our convertible subordinated notes, an increase to capital in excess of par, a cumulative effect adjustment reducing retained earnings and an increase in interest expense. However, we have not yet determined the amounts of such adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are foreign currency exchange rates, which may generate translation and transaction gains and losses, and changes in interest rates.
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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (banks rated A+ or better) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income (loss) in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and six months ended June 28, 2008. There were no forward exchange contracts outstanding at June 28, 2008.
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
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income (loss) for the three and six months ended June 28, 2008. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible notes bear interest at a fixed rate of 2.5% per year and are not impacted by changes in interest rates. Our investments in marketable securities, which totaled $76.0 million at June 28, 2008, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $7.4 million at June 28, 2008, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income (loss) for the three and six months ended June 28, 2008.

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

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to enhance our internal control over financial reporting, primarily by evaluating and enhancing our process and control documentation, in connection with our ongoing efforts to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We discuss with and disclose these matters to the Audit Committee of our Board of Directors and our independent registered public accounting firm.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 29, 2007 contains a full discussion of the risks associated with our business. There has been no material change to the risks described in our Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 20, 2008. Of the 35,958,226 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 33,547,887 shares of common stock, representing approximately 93.3% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following three proposals were presented and voted on at the meeting:
Proposal 1
To elect two nominees, Robert L. Guyett and Robert J. Phillippy, as Class IV members of our Board of Directors. The two nominees were elected by a plurality of the shares present and entitled to vote at the meeting in person or by proxy. The voting results were:

Nominee	For	Withheld
Robert L. Guyett	33,276,886	271,001

Robert J. Phillippy	33,282,426	265,461
Proposal 2
To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending January 3, 2009. Such proposal was approved by more than a majority of the shares present and entitled to vote at the meeting in person or by proxy. The voting results were:

For	Against	Abstain	Broker Non-Vote
32,883,536	70,089	594,262	0
Proposal 3
To consider a stockholder proposal to declassify our Board of Directors. Such proposal was approved by more than a majority of the shares present and entitled to vote at the meeting in person or by proxy. The voting results were:

For	Against	Abstain	Broker Non-Vote
13,567,411	12,212,917	65,314	7,702,245

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.2	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.3	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.2	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.3	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.