Form 10-Q
period 2008-09-27
NEWPORT CORP
filed 2008-11-06
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 000-01649

NEWPORT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	94-0849175 (IRS Employer Identification No.)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of October 25, 2008, 36,005,092 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$105,026	$109,001	$337,933	$327,169
Cost of sales	65,424	65,409	204,923	187,885

Gross profit	39,602	43,592	133,010	139,284

Selling, general and administrative expenses	28,205	28,729	88,088	87,535
Research and development expense	11,340	9,739	35,125	31,216

Operating income	57	5,124	9,797	20,533

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	743	—	(6,317)	—
Interest and other income (expense), net	(849)	132	(1,538)	349

Income (loss) before income taxes	(49)	5,256	1,942	20,882

Income tax provision (benefit)	1,086	(286)	2,144	2,126

Net income (loss)	$(1,135)	$5,542	$(202)	$18,756

Net income (loss) per share:
Basic	$(0.03)	$0.15	$(0.01)	$0.48
Diluted	$(0.03)	$0.15	$(0.01)	$0.47

Shares used in per share calculations:
Basic	36,078	37,723	36,208	38,994
Diluted	36,078	38,109	36,208	39,678
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$76,950	$88,737
Marketable securities	71,956	55,127
Accounts receivable, net of allowance for doubtful accounts of $1,689 and $1,721 as of September 27, 2008 and December 29, 2007, respectively	82,171	87,606
Notes receivable, net	4,161	3,821
Inventories	105,279	113,969
Deferred income taxes	6,374	6,248
Prepaid expenses and other current assets	13,573	13,603

Total current assets	360,464	369,111

Property and equipment, net	65,999	61,872
Goodwill	174,197	174,197
Deferred income taxes	16,993	16,932
Intangible assets, net	43,102	46,171
Investments and other assets	15,649	21,664

	$676,404	$689,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$11,692	$12,402
Accounts payable	23,804	33,319
Accrued payroll and related expenses	21,941	23,096
Accrued expenses and other current liabilities	30,144	24,598

Total current liabilities	87,581	93,415

Long-term debt	177,828	175,000
Obligations under capital leases, less current portion	1,310	1,381
Accrued pension liabilities	11,000	10,740
Other liabilities	4,023	4,966

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 35,985,549 and 36,917,734 shares issued and outstanding as of September 27, 2008 and December 29, 2007, respectively	4,199	4,308
Capital in excess of par value	379,703	389,328
Accumulated other comprehensive income	10,396	10,243
Retained earnings	364	566

Total stockholders’ equity	394,662	404,445

	$676,404	$689,947

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(202)	$18,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,230	15,662
Stock-based compensation expense	1,506	3,222
Write-down of note receivable and other amounts related to previously discontinued operations	7,061	—
Provision for losses on inventories	4,372	2,241
Provision for doubtful accounts, net	106	44
Loss on disposal of property and equipment	519	81
Deferred income taxes, net	1,237	—
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	5,613	9,897
Inventories	3,789	(19,009)
Prepaid expenses and other assets	(1,126)	15
Accounts payable	(9,597)	(2,377)
Accrued payroll and related expenses	(1,188)	(3,611)
Accrued expenses and other liabilities	3,275	(1,946)
Accrued restructuring costs and purchase accounting reserves	38	(611)

Net cash provided by operating activities	31,633	22,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,126)	(12,009)
Purchase of marketable securities	(47,923)	(44,398)
Proceeds from the sale of marketable securities	30,616	45,395

Net cash used in investing activities	(33,433)	(11,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,828	175,000
Debt issuance costs	—	(5,563)
Repayment of long-term debt and obligations under capital leases	(48)	(50,869)
Short-term borrowings, net of repayments	(1,627)	2,226
Proceeds from the issuance of common stock under employee plans	1,582	2,820
Purchases of common stock and restricted stock units	(12,822)	(82,005)

Net cash provided by (used in) financing activities	(10,087)	41,609
Impact of foreign exchange rate changes on cash balances	100	1,159

Net increase (decrease) in cash and cash equivalents	(11,787)	54,120
Cash and cash equivalents at beginning of period	88,737	35,930

Cash and cash equivalents at end of period	$76,950	$90,050

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,844	$3,423
Income taxes, net	$759	$2,579
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Newport Corporation and its wholly owned subsidiaries (collectively referred to as the Company). In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated in consolidation.
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
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
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
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. The Company believes that the adoption of FSP APB 14-1 will result in a reduction in the carrying value of its convertible subordinated notes, an increase to capital in excess of par value, a cumulative effect adjustment reducing retained earnings and a significant increase in interest expense, which increase will be non-cash in nature. However, the Company has not finalized the amounts of such adjustments.
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

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 27, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$71,956	$71,956	$—	$—
Pension assets not owned by plan	6,879	6,879	—	—

	$78,835	$78,835	$—	$—

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	September 27,	December 29,
(In thousands)	2008	2007
Raw materials and purchased parts	$88,480	$83,954
Work in process	8,349	15,239
Finished goods	31,502	37,920

	128,331	137,113
Allowance for excess and obsolete inventory	(23,052)	(23,144)

	$105,279	$113,969

Accrued Warranty Obligations
Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 24 months. Products sold by the Company’s Lasers Division typically carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. Accrued warranty obligations are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
The activity in accrued warranty obligations was as follows:

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2008	2007
Balance at beginning of year	$5,847	$5,159
Additions charged to cost of sales	5,208	6,612
Warranty claims	(4,761)	(6,276)

Balance at end of period	$6,294	$5,495

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	September 27,	December 29,
(In thousands)	2008	2007
Deferred revenue	$11,705	$7,396
Accrued warranty obligations	6,294	5,847
Accrued sales tax	250	2,031
Other	11,895	9,324

	$30,144	$24,598

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	September 27,	December 29,
(In thousands)	2008	2007
Cumulative foreign currency translation gains	$10,916	$10,135
Unrecognized net pension gains	76	52
Unrealized gains (losses) on marketable securities	(596)	56

	$10,396	$10,243

NOTE 5 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Interest and dividend income	$1,006	$1,642	$3,070	$5,124
Interest expense	(1,578)	(1,323)	(4,558)	(3,827)
Bank and portfolio asset management fees	(149)	(128)	(441)	(493)
Other income (expense), net	(128)	(59)	391	(455)

	$(849)	$132	$(1,538)	$349

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
NOTE 6 STOCK-BASED COMPENSATION
During the three and nine months ended September 27, 2008, the Company granted 14,410 and 1.4 million restricted stock units with a weighted average grant date fair value of $11.04 and $9.88, respectively.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Cost of sales	$36	$152	$198	$396
Selling, general and administrative expenses	(195)	(322)	1,044	2,603
Research and development expense	61	(100)	264	223

	$(98)	$(270)	$1,506	$3,222

Certain of the Company’s stock-based awards vest conditioned upon the achievement by the Company of annual financial performance goals. In the three months ended September 27, 2008 and September 29, 2007, the Company determined that the performance goals applicable to certain of the Company’s outstanding stock-based awards would not be achieved. Accordingly, in the three months ended September 27, 2008 and September 29, 2007, the Company cumulatively adjusted the stock-based compensation expense previously recognized for such awards based on the expectation that such awards would not vest.
Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At September 27, 2008 and December 29, 2007, such amounts were not material.
NOTE 7 DEBT AND LINES OF CREDIT
At September 27, 2008 and December 29, 2007, the Company had $175.0 million in convertible subordinated notes outstanding. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The notes are included in long-term debt in the accompanying consolidated balance sheets. The offering fees and expenses of $3.8 million, net of accumulated amortization of $1.8 million, are included in other long-term assets in investments and other assets, and are being amortized through February 15, 2012 using the effective interest method.
On June 30, 2008, the Company issued 300 million yen ($2.8 million at September 27, 2008) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At September 27, 2008, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (5.00% at September 27, 2008), or the prevailing London Interbank Offered Rate (3.70% at September 27, 2008) plus 1.25%, at the Company’s option, and carries an unused line fee of 0.25% per year. At September 27, 2008, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
The two revolving lines of credit with Japanese banks totaled 1.4 billion yen ($13.2 million at September 27, 2008) and expire as follows: $5.7 million on September 30, 2008 (which has been subsequently renewed) and $7.5 million on November 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At September 27, 2008, the Company had $9.3 million outstanding and $3.9 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets. The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($5.2 million at September 27, 2008), have no expiration dates and bear interest at the prevailing bank rate. At September 27, 2008, the Company had $2.4 million outstanding and $2.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. As of September 27, 2008, the weighted average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 1.9%.
NOTE 8 NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007

Net income (loss)	$(1,135)	$5,542	$(202)	$18,756

Shares:
Weighted average shares outstanding — basic	36,078	37,723	36,208	38,994
Dilutive potential common shares, using treasury stock method	—	386	—	684

Weighted average shares outstanding — diluted	36,078	38,109	36,208	39,678

Net income (loss) per share:
Basic	$(0.03)	$0.15	$(0.01)	$0.48

Diluted	$(0.03)	$0.15	$(0.01)	$0.47

For the three and nine months ended September 27, 2008, 36,078,000 and 36,208,000 shares, respectively, have been used as the denominator for computing both basic and diluted net loss per share, as including dilutive potential common shares in the calculation of diluted net loss per share would have had an antidilutive effect due to the Company incurring a loss. For the three and nine months ended September 29, 2007, 926,000 and 852,000 stock options with a weighted average exercise price of $41.28 and $43.54, respectively, were excluded from the computations of diluted net income per share, as their inclusion would be antidilutive. In addition, for both the three and nine months ended September 29, 2007, 1.2 million performance-based restricted stock units were excluded from the computation of diluted net income per share, as the performance criteria for their vesting had not been met.
For the three and nine months ended September 27, 2008 and September 29, 2007, the Company’s convertible subordinated notes had no impact on diluted net income (loss) per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
NOTE 9 INCOME TAXES
The Company’s effective tax rates for the three and nine months ended September 27, 2008 were impacted by the fact that the Company recorded lower income, or losses, in various low tax jurisdictions and greater profits in relatively high tax international jurisdictions. In addition, the Company’s effective tax rate for the three month period varied significantly compared with the effective tax rate for the nine month period due to the fact that the Company reported a pre-tax loss for the three month period, but recorded pre-tax profits for the nine month period.
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
The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of the gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, the reversal will be recorded as a discrete item in the appropriate period. As of September 27, 2008, the Company’s remaining valuation allowance was $25.7 million.
NOTE 10 COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$(1,135)	$5,542	$(202)	$18,756
Foreign currency translation gains (losses)	(4,772)	381	781	2,281
Unrecognized net pension gains (losses)	1	(20)	24	(49)
Unrealized gains (losses) on marketable securities	(511)	104	(652)	108

	$(6,417)	$6,007	$(49)	$21,096

NOTE 11 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of its common stock. Under this program, the Company repurchased 1.1 million shares for $11.4 million during the first quarter of 2008, which completed its purchases under this program.
In May 2008, the Board of Directors of the Company approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. Under this program, the Company repurchased 127,472 shares for $1.4 million during the nine months ended September 27, 2008. As of September 27, 2008, a total of approximately 3.9 million shares remained available for repurchase under the program.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Service cost	$143	$161	$438	$477
Interest cost on benefit obligations	172	165	523	486
Expected return on plan assets	(40)	(47)	(123)	(139)
Net gain	—	2	—	6

	$275	$281	$838	$830

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

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total

Three months ended September 27, 2008:
Sales to external customers	$44,847	$60,179	$105,026
Segment income (loss)	$(2,218)	$8,935	$6,717

Three months ended September 29, 2007:
Sales to external customers	$45,080	$63,921	$109,001
Segment income	$182	$13,239	$13,421

Nine months ended September 27, 2008:
Sales to external customers	$142,212	$195,721	$337,933
Segment income (loss)	$(4,143)	$33,367	$29,224

Nine months ended September 29, 2007:
Sales to external customers	$133,835	$193,334	$327,169
Segment income	$1,470	$41,602	$43,072

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
September 27, 2008
The following reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Segment income	$6,717	$13,421	$29,224	$43,072
Unallocated operating expenses	(6,660)	(8,297)	(19,427)	(22,539)
Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	743	—	(6,317)	—
Interest and other income (expense), net	(849)	132	(1,538)	349

	$(49)	$5,256	$1,942	$20,882

NOTE 14 WRITE-DOWN OF NOTE RECEIVABLE AND OTHER AMOUNTS
In 2005, the Company sold its robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. Such business had been previously classified by the Company as a discontinued operation. Kensington has failed to make certain principal, interest and rent payments due under its agreements with the Company. The note is secured by a first-priority security interest in certain Kensington assets, and the Company has begun legal proceedings to collect amounts owed. Due to uncertainty regarding collectibility, in the second quarter of 2008, the Company recognized a charge of $7.1 million to fully write off such note receivable and other amounts owed. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, the Company has recorded this write-down through continuing operations in its consolidated statements of operations. During the third quarter of 2008, the Company recovered $0.7 million of the rent payments due, which has been included in the Company’s consolidated statements of operations. Any additional amounts recovered in the future will be included in the Company’s consolidated statements of operations for the periods in which the cash is collected.
NOTE 15 SUBSEQUENT EVENTS
In October 2008, the Company repurchased $3.0 million of its convertible subordinated notes at a price equal to 65% of the principal amount of the notes, or $2.0 million. The $1.0 million gain on extinguishment of the debt, net of unamortized fees, will be recorded as non-operating income in the Company’s consolidated statements of operations for the fourth quarter of 2008.
In October 2008, the Company sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. The Company will record a gain on the sale of the building of approximately $3.1 million in the fourth quarter of 2008 after considering the net book value of the building and the present value of the leaseback agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2007. This discussion contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 29, 2007. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
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

Stock-Based Compensation
During the three and nine months ended September 27, 2008, we granted 14,410 and 1.4 million restricted stock units with a weighted average grant date fair value of $11.04 and $9.88, respectively.
The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2008	2007	2008	2007
Cost of sales	$36	$152	$198	$396
Selling, general and administrative expenses	(195)	(322)	1,044	2,603
Research and development expense	61	(100)	264	223

	$(98)	$(270)	$1,506	$3,222

Certain of our stock-based awards vest conditioned upon our achievement of annual financial performance goals. In the three months ended September 27, 2008 and September 29, 2007, we determined that the performance goals applicable to certain of our outstanding stock-based awards would not be achieved. Accordingly, in the three months ended September 27, 2008 and September 29, 2007, we cumulatively adjusted the stock-based compensation expense previously recognized for such awards based on the expectation that such awards would not vest.
Stock-based compensation expense associated with personnel engaged in manufacturing is capitalized and reflected in inventories, when applicable. At September 27, 2008 and December 29, 2007, such amounts were not material.
Results of Operations for the Three and Nine Months Ended September 27, 2008 and September 29, 2007
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.3	60.0	60.6	57.4

Gross profit	37.7	40.0	39.4	42.6

Selling, general and administrative expenses	26.9	26.4	26.1	26.8
Research and development expense	10.8	8.9	10.4	9.5

Operating income	0.0	4.7	2.9	6.3

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	0.7	—	(1.9)	—
Interest and other income (expense), net	(0.8)	0.1	(0.5)	0.1

Income (loss) before income taxes	(0.1)	4.8	0.5	6.4

Income tax provision (benefit)	1.0	(0.3)	0.6	0.6

Net income (loss)	(1.1)%	5.1%	(0.1)%	5.8%

In the following discussion regarding our results of operations, certain prior period amounts have been reclassified to conform to the current period presentation.
Net Sales
Net sales for the three months ended September 27, 2008 decreased $4.0 million, or 3.6%, compared with the corresponding period in 2007. Net sales by our Lasers Division decreased $0.2 million, or 0.5%, and net sales by our PPT Division decreased $3.8 million, or 5.9%, compared with the prior year period. The decrease in total net sales during the three months ended September 27, 2008 compared with the prior year period was due primarily to lower sales to customers in our scientific research, aerospace and defense/security end market, offset in part by increased sales to our microelectronics end market.
Net sales for the nine months ended September 27, 2008 increased $10.8 million, or 3.3%, compared with the corresponding period in 2007. Net sales by our Lasers Division increased $8.4 million, or 6.3%, and net sales by our PPT Division increased $2.4 million, or 1.2%, compared with the prior year period. The increase in total net sales during the nine months ended September 27, 2008 compared with the prior year period was due primarily to higher sales to customers in our microelectronics and industrial manufacturing and other end markets, offset in part by lower sales to our scientific research, aerospace and defense/security end market.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended September 27, 2008 decreased $4.1 million, or 10.7%, compared with the same period in 2007. Net sales to these markets for the nine months ended September 27, 2008 decreased $1.2 million, or 1.1%, compared with the same period in 2007. The decrease in sales to these markets in the third quarter of 2008 compared with the prior year period was due in large part to shipments of large systems by our PPT Division for a major aerospace program in the 2007 period that did not recur in the 2008 period. The decrease in sales to this market in the nine month period of 2008 was due primarily to lower sales by our PPT Division for the reasons noted above, as well as generally weaker market conditions. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
Net sales to the microelectronics market for the three months ended September 27, 2008 increased $1.4 million, or 5.0%, compared with the same period in 2007. Net sales to this market for the nine months ended September 27, 2008 increased $8.0 million, or 8.5%, compared with the same period in 2007. The increases in sales to this market during the three and nine months ended September 27, 2008 compared with the same periods in 2007 were due primarily to increased sales of products and systems for photovoltaic applications and laser-based disk texturing systems, offset in part by a significant decrease in sales to our semiconductor manufacturing equipment customers as a result of the continued cyclical downturn in that market.
Net sales to the life and health sciences market for the three months ended September 27, 2008 decreased $0.5 million, or 2.5%, compared with the same period in 2007, due to lower sales by our PPT Division. Net sales to this market during the nine months ended September 27, 2008 were approximately equal to the same period in 2007, due to increased sales by our Lasers Division, offset by lower sales by our PPT Division.
Net sales to our industrial manufacturing and other end markets for the three months ended September 27, 2008 decreased $0.8 million, or 3.7%, compared with the same period in 2007, due to lower sales by our Lasers Division, offset in part by higher sales by our PPT Division. Net sales to these markets for the nine months ended September 27, 2008 increased $3.9 million, or 6.3%, compared with the same period in 2007, due to increased sales by our PPT Division, offset in part by lower sales by our Lasers Division.

Geographically, net sales were as follows:

	Three Months Ended			Percentage
	September 27,	September 29,	Increase	Increase
(In thousands)	2008	2007	(Decrease)	(Decrease)
United States	$50,869	$53,332	$(2,463)	(4.6)%
Europe	27,165	29,865	(2,700)	(9.0)
Pacific Rim	21,872	19,260	2,612	13.6
Other	5,120	6,544	(1,424)	(21.8)

	$105,026	$109,001	$(3,975)	(3.6)%

	Nine Months Ended			Percentage
	September 27,	September 29,	Increase	Increase
(In thousands)	2008	2007	(Decrease)	(Decrease)
United States	$157,249	$167,884	$(10,635)	(6.3)%
Europe	86,982	83,245	3,737	4.5
Pacific Rim	78,207	56,436	21,771	38.6
Other	15,495	19,604	(4,109)	(21.0)

	$337,933	$327,169	$10,764	3.3%

The decrease in sales to customers in the United States for the three and nine months ended September 27, 2009 was due primarily to decreased sales to our semiconductor manufacturing equipment customers. Our decreased sales to customers in Europe in the third quarter of 2008 compared with the prior year period was due primarily to shipments of large systems by our PPT Division for a major aerospace program in the 2007 period that did not recur in the 2008 period. Our increased sales to the Pacific Rim in both periods of 2008 were due in large part to increased sales of laser-based disk texturing systems compared with the prior year period. Our sales of these systems are typically made in batches rather than a steady stream and do not occur every quarter. Our decreased sales to customers in other areas of the world in both periods of 2008 were due primarily to decreased sales to our semiconductor manufacturing equipment customers.
Gross Margin
Gross margin was 37.7% and 40.0% for the three months ended September 27, 2008 and September 29, 2007, respectively, and was 39.4% and 42.6% for the nine months ended September 27, 2008 and September 29, 2007, respectively. The decrease in gross margin in both periods in 2008 was due primarily to lower gross margins in our Lasers Division, which experienced reduced absorption of overhead costs due to lower manufacturing volume, particularly in the third quarter, a higher proportion of sales of products with lower gross margins, and generally greater market pricing pressure. In addition, our PPT Division experienced lower gross margins in the third quarter of 2008 due to its lower sales volume.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $28.2 million, or 26.9% of net sales, and $28.7 million, or 26.4% of net sales, for the three months ended September 27, 2008 and September 29, 2007, respectively. The decrease in SG&A expenses in absolute dollars for the current year period was due primarily to decreased personnel costs, particularly equity and incentive compensation, offset in part by costs associated with actions initiated in the third quarter of 2008 to reduce operating costs and improve our profitability.
SG&A expenses totaled $88.1 million, or 26.1% of net sales, and $87.5 million, or 26.8% of net sales, for the nine months ended September 27, 2008 and September 29, 2007, respectively. The increase in SG&A expenses in absolute dollars for the current year period was due primarily to a $1.8 million increase in rent and utilities expense, offset in part by a $1.3 million reduction in personnel costs, even after considering the additional charges associated with our cost reduction actions.

Research and Development (R&D) Expense
R&D expense totaled $11.3 million, or 10.8% of net sales, and $9.7 million, or 8.9% of net sales, for the three months ended September 27, 2008 and September 29, 2007, respectively, and $35.1 million, or 10.4% of net sales, and $31.2 million, or 9.5% of net sales, for the nine months ended September 27, 2008 and September 29, 2007, respectively. The increase in R&D expense in the current year periods was due primarily to increased spending on new product development for photovoltaic applications.
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
Recovery (Write-Down) of Note Receivable and Other Amounts
In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. We had previously classified such business as a discontinued operation. Kensington has failed to make certain principal, interest and rent payments due under our agreements. The note is secured by a first-priority security interest in certain Kensington assets, and we have begun legal proceedings to collect amounts owed. Due to uncertainty regarding collectibility, in the second quarter of 2008, we recognized a charge of $7.1 million to fully write off the note receivable and other amounts owed. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, we have recorded this write-down through continuing operations in our consolidated statements of operations. During the third quarter of 2008, we recovered $0.7 million of the rent payments due, which has been included in our consolidated statements of operations. Any additional amounts recovered in the future will be included in our consolidated statements of operations for the periods in which the cash is collected.
Interest and Other Income (Expense), Net
Interest and other expense, net totaled $0.8 million for the three months ended September 27, 2008 compared with interest and other income, net of $0.1 million for the three months ended September 29, 2007. Interest and other expense, net totaled $1.5 million for the nine months ended September 27, 2008 compared with interest and other income, net of $0.3 million for the nine months ended September 29, 2007. In the current year periods, interest income was negatively impacted by lower cash balances compared with the same periods in 2007, when we had higher cash balances due primarily to proceeds received from our convertible debt offering in February 2007, a significant portion of which was subsequently used for stock repurchases and capital expenditures. In addition, during both periods of 2008, interest income was negatively impacted by lower interest rates.
We expect that interest and other expense, net in the fourth quarter of 2008 will be slightly higher than the third quarter. In general, we expect interest and other income (expense), net to fluctuate slightly in future periods, depending on our levels of cash and marketable securities and interest earned thereon in a given period. Upon adoption of FSP APB 14-1 in fiscal year 2009, we expect that the interest expense associated with our convertible subordinated notes will increase significantly, which increase will be non-cash in nature.
Income Taxes
Our effective tax rate for the three and nine months ended September 27, 2008 was (2,216.3%) and 110.4%, respectively, compared with a tax benefit of 5.4% and tax expense of 10.2%, respectively, in the corresponding prior year periods. The effective tax rate for the three and nine month periods ended September 27, 2008 were impacted by the fact that we recorded lower income, or losses, in various low tax jurisdictions and greater profits in relatively high tax international jurisdictions, compared with the corresponding prior year periods. In addition, our effective tax rate for the three month period varied significantly compared with the effective tax rate for the nine month period due to the fact that we reported a pre-tax loss for the three month period, but recorded pre-tax profits for the nine month period.
Under Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings compared with annual projections.
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
As of September 27, 2008, our remaining valuation allowance was $25.7 million. We will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, the reversal will be recorded as a discrete item in the appropriate period. Based upon our past projections of future profitability, we had anticipated recording a reversal of a substantial portion of the valuation allowance as a discrete item during the fourth quarter of 2008. However, we continue to evaluate our business outlook and our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes may require material adjustments to these deferred tax asset balances. Therefore, we will continue to monitor actual results and refine forecasted data as appropriate to facilitate future determinations made with respect to the realization of deferred tax assets.
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities balances increased to $148.9 million as of September 27, 2008 from $143.9 million as of December 29, 2007. The increase was attributable primarily to cash generated by operations, offset in part by repurchases of our common stock and capital expenditures made during the year.
Net cash provided by our operating activities of $31.6 million for the nine months ended September 27, 2008 consisted of net non-cash charges of $31.0 million and an increase in working capital of $0.8 million, offset in part by our net loss of $0.2 million. Such non-cash charges consisted of $16.2 million for depreciation and amortization, $7.1 million for the write-down of the note receivable and other amounts related to previously discontinued operations, $4.4 million for the provision for losses on inventories, $1.5 million for stock-based compensation and $1.2 million related to deferred income taxes. The increase in working capital consisted of a decrease in accounts receivable of $5.6 million due to the timing of collections, a decrease in inventories of $3.8 million due to a concerted effort to reduce inventory levels and an increase in accrued expenses and other liabilities of $3.3 million due to an increase in accrued taxes and an increase in deferred revenue, offset in part by a decrease in accounts payable of $9.6 million and a decrease in accrued payroll and related expenses of $1.2 million, both due to timing of payments, coupled with an increase in prepaid expenses and other assets of $1.1 million due to an increase in income taxes receivable.
Net cash used in investing activities of $33.4 million for the nine months ended September 27, 2008 consisted of purchases of property and equipment of $16.1 million, which included $5.3 million in purchases related to our SAP implementation, and net purchases of marketable securities of $17.3 million.
Net cash used in financing activities for the nine months ended September 27, 2008 of $10.1 million consisted primarily of the repurchase of 1.2 million shares of our common stock for approximately $12.8 million, including the cancellation of common stock in connection with the payment of taxes owed by employees related to our stock incentive plans and the repayment of short-term borrowings of $1.6 million, offset in part by long-term borrowings of $2.8 million and by $1.6 million received as consideration for the issuance of common stock in connection with exercises of stock options and purchases of common stock under our employee stock purchase plan.
At September 27, 2008, we had cash and cash equivalents of $77.0 million and marketable securities of $72.0 million. The majority of the marketable securities are invested in one portfolio managed by a professional investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share repurchases, capital expenditures and contractual obligations, and changes in interest rates.
On June 30, 2008, we issued 300 million yen ($2.8 million at September 27, 2008) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At September 27, 2008, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2008. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing prime rate (5.00% at September 27, 2008), or the prevailing London Interbank Offered Rate (3.70% at September 27, 2008) plus 1.25%, at our option, and carries an unused line fee of 0.25% per year. At September 27, 2008, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
Our two revolving lines of credit with Japanese banks totaled 1.4 billion yen ($13.2 million at September 27, 2008) and expire as follows: $5.7 million on September 30, 2008 (which has been subsequently renewed) and $7.5 million on November 30, 2008. These lines are not secured and bear interest at the prevailing bank rate. At September 27, 2008, we had $9.3 million outstanding and $3.9 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($5.2 million at September 27, 2008), have no expiration dates and bear interest at the bank’s prevailing rate. At September 27, 2008, we had $2.4 million outstanding and $2.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. As of September 27, 2008, the weighted average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 1.9%.
In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of our common stock. During the first quarter of 2008, we repurchased 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed our purchases under this program.
In May 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. Under this program, we have repurchased 127,472 shares for $1.4 million during the nine months ended September 27, 2008. As of September 27, 2008, a total of approximately 3.9 million shares remained available for repurchase under the program.

In October 2008, we repurchased $3.0 million of our convertible subordinated notes at a price equal to 65% of the principal amount of the notes, or $2.0 million. The $1.0 million gain on extinguishment of the debt, net of unamortized fees, will be recorded as non-operating income in our consolidated statements of operations for the fourth quarter of 2008.
In October 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We will record a gain on the sale of the building of approximately $3.1 million in the fourth quarter of 2008 after considering the net book value of the building and the present value of the leaseback agreement.
During the remainder of 2008, we expect to use an additional $2 million to $4 million of cash for capital expenditures.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early adoption is encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our financial position or results of operations.

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
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. We believe that the adoption of FSP APB 14-1 will result in a reduction in the carrying value of our convertible subordinated notes, an increase to capital in excess of par, a cumulative effect adjustment reducing retained earnings and a significant increase in interest expense, which increase will be non-cash in nature. However, we have not finalized the amounts of such adjustments.

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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (banks rated A+ or better) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income (loss) in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and nine months ended September 27, 2008. There were no forward exchange contracts outstanding at September 27, 2008.
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
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income (loss) for the three and nine months ended September 27, 2008. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing prime rate, or the prevailing London Interbank Offered Rate plus 1.25%, at our option. Our revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our cash and marketable securities, which totaled $148.9 million at September 27, 2008, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $6.9 million at September 27, 2008, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our cash and marketable securities or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income (loss) for the three and nine months ended September 27, 2008.

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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 29, 2007 contains a full discussion of the risks associated with our business. Except as indicated in the new risk factor set forth below, there has been no material change to the risks described in our Annual Report on Form 10-K.
Our operating results may be adversely affected by unfavorable economic and market conditions.
The current uncertain macroeconomic climate, which includes but is not limited to decreased consumer confidence, volatile corporate operating results, reduced capital spending, lower research budgets, and the effects of reduced availability of credit, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventory and higher overhead costs as a percentage of revenue. Continued or increased weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.
In particular, recent concerns regarding the availability of credit, particularly in the United States, may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, could adversely affect sales of our products and systems, particularly high-value integrated systems, and therefore harm our business and operating results.
Further, a continued decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes U.S. government and agency debt securities, corporate debt securities, asset-backed securities and certificates of deposit. Although we believe our portfolio continues to be comprised of sound investments due to the credit quality and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. Such a decline in market value, or any sale of our investments under illiquid market conditions, could result in our recognition of an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table reflects purchases made by us during the quarter ended September 27, 2008, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value of Shares (or
			Purchased as Part	Units) that May Yet
	Total Number of		of Publicly	Be Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Period(1)	Purchased	per Share (or Unit)	Programs	Programs
June 29, 2008 — July 26, 2008	—	$—	—	—
July 27, 2008 — August 23, 2008	—	$—	—	—
August 24, 2008 — September 27, 2008(2)	127,472	$10.76	127,472	3,872,528

Totals	127,472	$10.76	127,472

(1)	The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)	Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2008. A total of 4.0 million shares have been authorized for repurchase under this program and this program has no fixed expiration date. As of September 27, 2008, we had purchased a total of 127,472 shares and 3,872,528 shares remained available for purchase under the program.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.