Form 10-K
period 2009-01-03
NEWPORT CORP
filed 2009-03-17
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 28, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $415.6 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.
As of February 28, 2009, 36,048,634 shares of the registrant’s sole class of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
Item 1. Business
General Description of Business
     We are a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, aerospace and defense/security, life and health sciences, and industrial manufacturing. We provide a broad portfolio of products to customers in these end markets, allowing us to offer them an end-to-end resource for photonics solutions.
     The demands of research and commercial applications for higher precision and miniaturization have caused photonics, the science and technology of making, managing and measuring light, to become an increasingly important enabling technology, permitting researchers and commercial users to perform tasks that cannot be accomplished by existing electrical, mechanical or chemical processes. In addition, in markets such as microelectronics and life and health sciences, photonics technology is replacing these current processes in a number of applications it can accomplish faster, better or more economically.
     We provide a wide range of products designed to enhance the capabilities and productivity of our customers’ photonics and other precision applications, including:
•	lasers and laser technology, including solid-state, gas and dye lasers, high-power diode lasers, fiber lasers and amplifiers, and ultrafast laser systems;

•	optical components and subassemblies, including precision optics and opto-mechanical subassemblies, thin-film optical filters, ruled and holographic diffraction gratings and crystals;

•	photonics instruments and components, including optical meters, light sources, monochromators and spectroscopy instrumentation;

•	high-precision positioning and vibration isolation products and systems; and

•	advanced automated manufacturing systems used in the manufacture of solar panels, disk drive media and communications and electronics devices.
     In addition to our individual product offerings, we have significant expertise in integrating our products into systems and subsystems that are engineered to meet our customers’ specific application requirements. We believe that our ability to develop and manufacture integrated solutions, together with our broader portfolio of products and technologies, gives us a significant competitive advantage.
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
     In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications industries. MRSI has significant expertise in the design and manufacture of automated high-precision manufacturing systems. During the past three years, MRSI has focused its development efforts on automated laser-based manufacturing systems, particularly for disk drive and solar panel manufacturing applications. MRSI is now part of our Photonics and Precision Technologies (PPT) Division.
     In July 2004, we acquired Spectra-Physics, Inc. and certain related photonics entities (collectively, Spectra-Physics). This acquisition significantly increased the scope of our expertise and product offerings in our target customer end markets, adding to our product portfolio solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. This acquisition approximately doubled our size with respect to revenue, number of employees and facilities. At the time of the acquisition, we established Spectra-Physics’ laser and laser-related technology business as our Lasers Division, and we combined Spectra-Physics’ photonics businesses with the existing businesses that comprised our former Industrial and Scientific Technologies Division to create our PPT Division.
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
     We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses, including our acquired companies, to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview) beginning on page 36, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-14 of this Annual Report on Form 10-K for additional information.

Our Markets
     We sell our products, subsystems and systems to original equipment manufacturer (OEM) and end-user customers across a wide range of markets and applications, including:
•	Scientific Research. We are one of the world’s leading suppliers of lasers and photonics products to scientific researchers. For more than forty-five years, we have worked closely with the research community to pioneer new applications and technologies. Today, we continue to help researchers break new ground in a variety of scientific research areas, including spectroscopy, ultrafast phenomena, multiphoton microscopy, terahertz imaging, optical coherence tomography, laser-induced fluorescence, light detection and ranging (LIDAR) and nonlinear optics.

•	Microelectronics. Photonics technology addresses a number of vital applications in the microelectronics market. It is a key enabler of the semiconductor industry roadmap driving smaller chip feature sizes with the increased functionalities needed for next-generation consumer technology products, including cellular phones, personal digital assistants and digital cameras. It is also a key technology enabling the manufacture of solar panels with higher efficiency at a lower cost per watt as that industry strives to make solar power more cost competitive. Our products are used in several key applications in the microelectronics market, including semiconductor wafer inspection and metrology, thin-film solar panel scribing and edge deletion, solar cell testing and characterization, memory yield enhancement, lithography, wafer dicing and scribing, wafer and component marking and resistor trimming, as well as in disk drive, printed circuit board and flat panel display manufacturing applications.

•	Life and Health Sciences. Photonics is increasingly becoming an enabling technology in the life and health sciences market. We provide products for use in diagnostic and analytical instrumentation and cosmetic and therapeutic applications. Our products are used in applications such as optical coherence tomography, multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight mass spectrometry, laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery. In addition, we supply high-power diode lasers to OEM customers for incorporation into laser systems for hair removal and a variety of dermatological and dental procedures.

•	Aerospace and Defense/Security. The drive for more technologically advanced weapons and sensors is producing increased investment in light-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures. In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision. Our high-precision products are used by aerospace and defense engineers to develop, assemble, test and calibrate equipment for a wide range of applications, including target recognition and acquisition, LIDAR, range finding, missile guidance and advanced weapons development.

•	Industrial Manufacturing. Our lasers and photonics products are used in a wide range of precision industrial manufacturing applications, including rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and high-precision marking and engraving. We also offer laser solutions for image recording and graphics applications including pre-press (computer-to-plate), on-press, ultra-high speed printing, photo finishing and holography.

Our Operating Divisions
     We operate our business in two divisions, our Lasers Division and our PPT Division, which are organized to support our primary product categories.
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

Ultrafast Lasers and Systems
•   Mai Tai® one-box femtosecond Ti:sapphire lasers

•   Tsunami® ultrafast Ti:sapphire lasers

•   Opal® femtosecond optical parametric oscillators (OPOs)

•   Spitfire® Pro ultrafast Ti:sapphire amplifiers

•   TOPAS automated ultrafast optical
parametric amplifiers (OPAs)

•   Solstice™ one-box ultrafast amplifiers
• Femtosecond spectroscopy • Materials processing • Multiphoton microscopy • Supercontinuum and high harmonic generation • Terahertz imaging • Time-resolved photoluminescence

Category	Products	Representative Applications

Diode-Pumped Solid State Q-Switched Lasers
•   BL series low power lasers

•   V-series high-repetition lasers

•   Tristar™ high repetition rate UV lasers

•   Navigator™ lasers

•   HIPPO high-power lasers

•   Pulseo™ high peak-power UV laser

•   Explorer™ low-power UV lasers

•   Empower™ green/UV lasers

•   Diamond processing

•   Disk texturing

•   Laser microdissection

•   Matrix-assisted laser desorption/ionization

•   Memory yield enhancement
systems

•   Pump source for Ti:sapphire lasers

•   Rapid prototyping

•   Resistor trimming

•   Sapphire scribing

•   Silicon micromachining

•   Solar cell manufacturing

•   Stereolithography

•   Wafer marking

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers
•   Millennia® Pro i/s CW lasers

•   MG series CW solid state green lasers

•   Excelsior™ low power CW lasers

•   Vanguard™ quasi-CW solid state UV lasers

•   3900S and Matisse® CW tunable Ti:sapphire lasers

•   Cyan™ compact low power CW lasers

•   Confocal microscopy

•   DNA sequencing

•   Flow cytometry

•   Image recording

•   Laser cooling

•   Materials processing

•   Optical trapping

•   Raman imaging

•   Semiconductor wafer inspection and metrology

•   Solar cell manufacturing

•   Ti:Sapphire laser pumping

Category	Products	Representative Applications

Diode Lasers
•   Open heatsink diode laser bars

•   Multi-bar modules

•   Fiber-coupled diode laser bars

•   Fiber-coupled single emitter diodes

•   Open heatsink single emitter diodes

•   Integra™ industrial diode laser systems
• Graphics and printing • Hair removal • Material heat treatment and processing • Medical, therapeutic and cosmetic procedures • Pump source for solid state and fiber lasers • Soldering and welding

High Energy Pulsed Nd:YAG and Tunable Lasers	• Quanta-Ray® pulsed Nd:YAG lasers • Scan Series and MOPO® series High Energy optical parametric oscillators (OPOs) • Tunable dye lasers
•   Flat-panel display manufacturing

•   Laser ablation

•   Laser cleaning

•   LIDAR

•   Mass spectrometry

•   Particle imaging velocimetry combustion diagnostics

•   Plastic and ceramic component marking

•   Remote sensing

•   Spectroscopy

Gas Lasers	• Air-cooled argon ion lasers • Water-cooled ion laser systems • Nitrogen lasers
•   Confocal microscopy

•   DNA sequencing

•   Flow cytometry

•   Fluorescence immunoassay

•   Holography

•   Laser doppler anemometry

•   Laser-doppler velocimetry

•   Lithography

•   Matrix-assisted laser desorption/ionization

•   Raman spectroscopy

•   Semiconductor wafer inspection

•   Spectroscopy

Category	Products	Representative Applications

Fiber Lasers and Fiber Amplified Lasers	• Alliant™ industrial fiber laser • Pantera™ picosecond UV laser
•   High-precision machining

•   Precision cutting

•   Spot and seam welding

•   Metal sintering

•   Reprographics and flexography

•   Laser direct imaging

•   High-speed laser processing

•   Scribing and ablation of thin layers for photovoltaics

•   Polyimide cutting for the electronics industry

•   Glass cutting for the flat panel and automotive industries

•   Silicon and wafer processing

•   Micro-material processing

Photonics and Precision Technologies Division
     Our PPT Division’s products and systems are used in applications across all of our target end markets. In addition, we sell products and subassemblies to OEM customers that integrate them into their systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, micro-positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, opto-mechanical subassemblies and crystals. The PPT Division also offers automated systems for advanced applications in the manufacturing of solar panels, disk drive media, and communications and electronic devices, including microwave, optical, radio frequency (RF) and multi-chip modules.
     Our PPT Division also designs, develops and manufactures systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers accelerate the time to market and enhance the performance of their equipment or instrumentation products. We have established a business team comprised of technical and operations specialists, which collaborates across our divisions to develop and provide these integrated solutions to our customers. We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor manufacturing, solar cell manufacturing, disk drive manufacturing, and in life and health sciences applications such as flow cytometry and optical coherence tomography.

Products
     The following table summarizes our PPT Division’s primary product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications

Photonics Instruments and Systems
•   Optical power/energy meters

•   Laser diode controllers

•   Light sources

•   Solar simulators

•   Solar cell test instruments

•   Photonics test systems

•   Optical power/energy detectors

•   Spectrometers

•   Monochromators and spectrographs

•   Ultrafast laser pulse measurement systems

•   Characterization of cosmetic and pharmaceutical products

•   Characterization of light emitted by lasers, light emitting diodes and broadband light sources

•   Chemical composition analysis

•   Colorimetry

•   Optical power and energy measurement for free space and fiber-directed laser light

•   Solar cell characterization and measurements

•   Spectroscopy

•   Testing and characterization of optical fibers and passive fiber optical components

Precision Micro-Positioning Devices, Systems and Subsystems
•   Precision air-bearing motion systems

•   Motorized linear and rotation stages

•   Motorized actuators and optical mounts

•   Piezo stack actuators

•   Custom multi-axis positioning systems

•   Motion controllers and drivers

•   Manual linear and rotation stages

•   Fiber alignment stages and accessories

•   Micrometers and adjustment screws

•   Nano-positioning and nano-focusing stages

•   Fast steering mirrors

•   Laser beam stabilization and pointing

•   High-precision positioning and motion control for manufacturing, in-process inspection and final test applications

•   High-precision positioning for thin-film solar cell manufacturing

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
•   Foundation platforms for laser systems

•   Isolated platforms for semiconductor lithography equipment

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

•   Collimators

•   Ultrafast laser optics

•   Beamsplitters and polarization optics

•   Ruled and holographic diffraction gratings

•   Optical mounts

•   Bases and brackets

•   Posts and rod systems

•   Beam routing and enclosing systems

•   Laser-to-fiber couplers

•   Educational kits

•   Analytical instrumentation for life and health sciences applications

•   Research in physical and biological sciences

•   Product development activities

•   Semiconductor lithography, wafer inspection and wafer processing

•   Development and manufacture of laser systems

•   Electro-optic sensors and imaging systems for defense/security applications

•   High-precision alignment of optical instruments

•   Optical measurement and communications systems

•   Spectroscopy

•   Ultrafast laser, terahertz imaging and laser fusion research

Category	Products	Representative Applications

Crystals	• Optical crystals • Scintillation crystals • Crystal imaging arrays • Electro optics
•   Infrared spectroscopy (FT-IR) for quality assurance

•   Optical and acoustic applications including frequency doubling, optical modulators and Q switches

•   X-ray detection such as steel thickness gauging

•   X-ray imaging for security, industrial and medical applications

Opto-Mechanical Subassemblies and Subsystems	• Laser beam delivery and imaging assemblies • Integrated electro-optic-mechanical subsystems • Objective lens systems • Refractive beam shaper assemblies • Laser beam attenuators
•   Analytical instrumentation for life and health sciences applications

•   High-speed cell sorting for genomic research

•   Laser beam delivery systems for solar panel manufacturing

•   Laser beam stabilization for industrial metrology

•   Light detection and ranging

•   Optical coherence tomography for non-invasive diagnostics

•   Optical data storage

•   Semiconductor mask patterning

•   Semiconductor wafer defect inspection

•   Thin-film measurement of semiconductor wafers

Advanced Manufacturing Systems	• Automated, laser-based solar panel scribing and edge deletion systems • Automated, laser-based disk texturing systems • Automated manufacturing systems • Automated die bonding and dispensing systems
•   Thin-film solar panel manufacturing

•   Automated manufacturing and assembly of microelectronic and optoelectronic devices

•   High-speed, high-accuracy automated dispensing applications for microwave modules, optical modules, hybrid circuits, multi-chip modules and semiconductor packaging

•   High-speed, high-accuracy laser texturing of disk drive media

     Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-35. A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 36.

Sales and Marketing
     We market and sell our products and services through our direct domestic and international sales organizations, an international network of independent distributors and sales representatives, our product catalogs and our web site. Our domestic and international sales organizations are comprised of teams of field sales persons, which work closely with key account managers, product and applications specialists and other internal sales support personnel based primarily at our domestic locations in California, Connecticut, Massachusetts and New York, and at our international locations in China, France, Germany, Japan and Taiwan. We have aligned our domestic and international sales organizations along three key categories of customers: end-users of standard or option-configured products, OEM customers and capital equipment customers. These categories of customers require very different selling approaches and support requirements. Our OEM and capital equipment customers often have unique technical specifications and manufacturing processes, and may require specific system, subsystem or component designs. This requires close cooperation between our sales personnel or distributors and our operations and engineering staff, and can result in long sales cycles for our subsystem and capital equipment products. Within our key categories of customers, our sales personnel are organized into groups based on their special knowledge and expertise relating to specific product lines and markets. While these sales groups focus their attention and selling efforts in their areas of expertise, our entire sales organization collaborates closely to combine all of our areas of knowledge and expertise to offer integrated solutions to our customers.
     We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with substantially all of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2008.
     We also market our standard products through our product catalog and our web site. Our principal marketing tools for the scientific research market are our comprehensive web site and product catalog, The Newport Resource®. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products. Our web site is widely used by our customers to review information about our technologies, products and services. Our product catalog provides detailed product information as well as extensive technical and applications data. We mail this catalog to approximately 40,000 existing and potential customers. The Newport Resource is published in English, French, German and Japanese. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures which focus on specific products and end markets.
     We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters. The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as solar cell testing and characterization, multiphoton microscopy, Coherent Anti-Stokes Raman Scattering microscopy and ultrafast spectroscopy. The TAC produces application notes and kits for these applications, publishes technical papers in scientific and technical journals, and provides our research and development teams with ideas for new products and product enhancements. We believe that the TAC reinforces our position as a technology leader in the photonics industry, and that it serves as an important sales tool by performing actual experiments to demonstrate how our products will perform in our customers’ applications.
     We also operate an Applications Laboratory at the Mountain View, California facility of our Lasers Division, which provides support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products. This laboratory is staffed with experienced laser material processing engineers, and has demonstrated the performance of our products and integrated solutions in a wide range of advanced laser processing applications.

     During 2008, we opened a Photovoltaic Applications Laboratory adjacent to the Stahndsorf, Germany facility of our Lasers Division, which is equipped with our automated systems for laser-based scribing and edge deletion of thin-film solar panels, and is staffed with experienced laser material processing engineers. This laboratory supports our sales and marketing efforts in the solar panel manufacturing industry by conducting feasibility studies with scribing and edge deletion of prospective customers’ thin-film solar panels using our systems.
Research and Product Development
     We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of February 28, 2009, we had approximately 220 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve. Total research and development expenses were $46.1 million, or 10.4% of net sales, in 2008, $42.6 million, or 9.6% of net sales, in 2007, and $42.0 million, or 9.2% of net sales, in 2006. Research and development expenses attributable to our Lasers Division were $22.2 million, or 11.9% of net sales to that segment, in 2008, $23.3 million, or 12.6% of net sales to that segment, in 2007, and $22.4 million, or 11.8% of net sales to that segment, in 2006. Research and development expenses attributable to our PPT Division were $23.9 million, or 9.2% of net sales to that segment, in 2008, $19.3 million, or 7.4% of net sales to that segment, in 2007, and $19.6 million, or 7.5% of net sales to that segment, in 2006.
     We are committed to product development and expect to continue our investment in this area in the future. We believe that the continual development or acquisition of innovative new products will be critical to our future success. Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material effect on our business, operating results or financial condition.
Customers
     We sell our products to thousands of customers worldwide, in a wide range of diverse end markets, including scientific research, microelectronics (which includes semiconductor capital equipment, hard disk texturing and solar panel manufacturing customers), aerospace and defense/security, life and health sciences and industrial manufacturing. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2008, no single customer represented 10% or more of our consolidated net sales, or 10% or more of our net sales by either our Lasers Division or our PPT Division. In certain of our end markets, including the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. We believe that our relationships with these key customers are good. However, if our key customers discontinue or reduce their relationships with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis. For example, during 2008, several of our key customers in the semiconductor equipment industry suffered significant downturns in their businesses as a result of the cyclical downturn in that industry, which had a significant impact on our financial results for the year. If such downturn continues, and we are unable to sufficiently expand our customer base to replace the lost business, our business and results of operations would be harmed going forward.

Competition
     The markets we serve are intensely competitive and characterized by rapidly changing technology. A small number of competitors are dominant in certain of these markets. The products and systems developed and manufactured by both our PPT Division and our Lasers Division serve all of our targeted end markets. The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors

Lasers	Bookham, Inc. Coherent, Inc. CVI Melles Griot GSI Group/Excel Technology, Inc. IPG Photonics, Inc.	JDS Uniphase Corporation Jenoptik Laser Optik Systeme GmbH Rofin-Sinar Technologies, Inc. Trumpf Group

Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. CVI Melles Griot ILX Lightwave Corporation	Ocean Optics, Inc. Ophir Optronics Ltd. Thorlabs, Inc.

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Horiba Jobin Yvon Ocean Optics, Inc. Photon Technology International	Princeton Instruments Sciencetech, Inc. Spectral Products Thorlabs, Inc.

Precision Micro-Positioning Devices, Systems and Subsystems	Aerotech Inc. Bookham, Inc. (New Focus) Danaher Corporation Parker Hannifin Corporation	Physik Instrumente Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.

Vibration Isolation Systems and Subsystems	Herzan, LLC Kinetic Systems, Inc.	Technical Manufacturing Corp. Thorlabs, Inc.

Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Bookham, Inc. (New Focus) CVI Melles Griot Corning Tropel Corporation Jenoptik Laser Optik Systeme GmbH	LINOS Photonics Sigma Koki Co., Ltd. (OptoSigma) Thorlabs, Inc. Zygo Corporation

Optical Filters	Bookham, Inc. Barr Associates, Inc. Chroma Technology Corp. Ferroperm EMC Filters ApS	JDS Uniphase Corporation Omega Optical, Inc. Semrock, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon	Optometrics LLC Spectrogon

Automated Manufacturing Systems	Asymtek Datacon Technology GmbH EO Technics Co., Ltd.	Jenoptik Laser Optik Systeme GmbH Manz Automation AG Palomar Technologies
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
Intellectual Property and Proprietary Rights
     Our success and competitiveness depends to an extent on our ability to protect our proprietary technology. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We maintain approximately 200 patents in the U.S. and foreign jurisdictions, and we have approximately 70 additional patent applications pending. These issued patents cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.
     It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. The steps we take to protect our rights may not prevent any misappropriation of our products or technology. This is particularly the case in foreign jurisdictions, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation and the diversion of our technical and management personnel.
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
Manufacturing
     We manufacture instruments, components, subassemblies and systems at domestic facilities located in Irvine, California; Stratford, Connecticut; Franklin, Massachusetts; North Billerica, Massachusetts; and Rochester, New York, and at international facilities in Beaune-la Rolande, France; Brigueuil, France; Margate, United Kingdom; and Wuxi, China. We manufacture lasers and laser systems at our domestic facility located in Mountain View, California, and at our international facilities in Ottawa, Ontario and Stahnsdorf, Germany. We manufacture diode lasers in Tucson, Arizona. In addition, we subcontract all or a portion of the manufacture of various products and components, such as diode lasers, laser power supplies and optical meters, to a number of domestic and foreign third-party subcontractors.
     Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for selected products, assembling the subassemblies and components into integrated systems. We primarily design and manufacture our products internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution channels. Most of these completed products are produced to our specifications and carry our name and logo.
     We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, and the laser crystals used in certain of our laser products, from single or limited sources, due to unique component designs or materials characteristics as well as certain quality and performance requirements needed to manufacture our products. In some of such cases, the number of available suppliers is limited by the existence of patents covering the components or materials. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we were unable to do so, our business, results of operations or financial condition could be adversely affected.
Backlog
     Our consolidated backlog of orders totaled $136.0 million at January 3, 2009 and $153.8 million at December 29, 2007. As of January 3, 2009, $115.2 million of our consolidated backlog was scheduled to be shipped on or before January 2, 2010. Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain material costs. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.
Employees
     As of February 28, 2009, we had approximately 1,760 employees worldwide. We believe that our relationships with our employees are good.

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
     In addition, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states continue to define the scope of the implementation of RoHS and WEEE While many of our products are not subject to RoHS and WEEE requirements, based on information we have received to date, certain of our products sold in these countries are or will likely be subject to these requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The guidance available to us to date suggests that in some instances we are not directly responsible for compliance with RoHS and WEEE because some of our products may be outside the scope of the directives. However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, and because such products are sold under our brand name, we will likely be directly or contractually subject to such regulations in the case of many of our products. Also, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.
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
     Further, a continued decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes U.S. government and agency debt securities, corporate debt securities, asset-backed securities and certificates of deposit. Although we believe our portfolio continues to be comprised of sound investments due to the credit quality and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. Such a decline in market value that is other-than-temporary, or any sale of our investments under illiquid market conditions, could result in our recognition of an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

Our financial results are difficult to predict, and if we fail to meet our financial guidance or the expectations of investors, potential investors and/or securities analysts, the market price of our common stock will likely decline significantly.
     Our financial results in any given quarter have fluctuated and will likely continue to fluctuate. These fluctuations are typically unpredictable and can result from numerous factors including:
•	fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor equipment industry), market seasonality (particularly in the scientific research market), levels of government funding available to our customers and other economic conditions within the markets we serve;

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders for our products;

•	the timing of product shipments within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	changes in our effective tax rates;

•	changes in interest income (expense) resulting from repurchases of convertible notes, changes in our cash and marketable securities balances, and changes in interest rates;

•	changes in bad debt expense based on the collectibility of our accounts receivable;

•	fluctuations in foreign currency exchange rates; and

•	our levels of expenses.
     We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our quarterly results to be lower than the results of previous quarters.
     In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products, can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one quarter could shift to another period due to changes in the anticipated timing of customers’ purchase decisions or rescheduled delivery dates requested by our customers. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending quickly to compensate for the shortfall.
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
     A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, inspection and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. This market is currently experiencing a severe down-cycle, which has had a significant negative impact on our operating results. The timing and extent of a recovery in this market is uncertain, which severely limits our ability to predict our business prospects or financial results in this market.
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
     Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment, hard disk texturing and solar panel manufacturing customers) constituted 29.4%, 28.7% and 32.4% of our consolidated net sales for the years 2008, 2007 and 2006, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 47.2%, 56.3% and 58.2% of our sales to this market for the years 2008, 2007 and 2006, respectively, with one customer making up a substantial portion of such percentage in each of such years. No single customer in this market comprised 10% or more of our consolidated net sales in 2008, 2007 or 2006. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.
     The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our products, systems and subsystems in advance of significant sales of these products, systems and/or subsystems to such customers. A failure on the part of our customers’ products to gain market acceptance, or a failure of the microelectronics market to grow would have a significant negative effect on our business and results of operations.
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
     Our failure to achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses. Such charges could also include impairment of goodwill associated with past acquisitions. For example, our market capitalization decreased significantly during the fourth quarter of 2008, which caused us to reevaluate the fair values of our divisions. This ultimately led us to determine that goodwill and certain intangible assets associated with our Lasers Division were impaired, and we recorded an impairment charge of $119.9 million to write off the total goodwill balance and certain other intangible assets associated with that division. While we believe that our assumptions used in evaluating the goodwill associated with our PPT Division are reasonable, if market conditions continue to worsen, we may be required to recognize a goodwill impairment charge.
Uncertainty in the development of the solar energy market could reduce the revenue we expect to generate from product sales to this market.
     The solar energy market is at a relatively early stage of development and the extent to which solar energy technology will be widely adopted is uncertain. Many factors may affect the viability of widespread adoption of solar energy technology and demand for solar panels, including the following:
•	the cost-effectiveness of solar energy compared with conventional and other non-solar renewable energy sources and products, including conventional energy sources such as coal and natural gas;

•	the performance and reliability of solar panels and thin-film technology compared with conventional and other non-solar renewable energy sources and products;

•	the availability and amount of government subsidies and incentives to support the development of the solar energy industry;

•	the success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated photovoltaic, biomass and nuclear fusion;

•	fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of coal, oil, natural gas and other fossil fuels;

•	fluctuations in capital expenditures by end-users of solar panels, which tend to decrease when the economy slows and/or interest rates increase; and

•	deregulation of the electric power industry and the broader energy industry to permit widespread adoption of solar electricity.
     If solar panel technology is not widely adopted or if demand for solar panels fails to develop sufficiently, we may be unable to generate the revenue we currently anticipate from sales of our solar panel manufacturing products.
Many of the markets and industries that we serve are subject to rapid technological change, and if we do not introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.
     Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, new product introductions and enhancements, and the periodic introduction of disruptive technology that displaces current technology due to a combination of price, performance and reliability. As a result, many of the products in our markets can become outdated quickly and without warning. We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved and disruptive technologies, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. If we or our competitors introduce disruptive technology that displaces current technology, existing product platforms or lines of business from which we generate significant revenue may be rendered obsolete. In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products and technologies on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products and technologies on a timely basis, our business and results of operations would be harmed.
We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.
     We offer products for a number of markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these industries, and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations would be harmed.
Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.
     Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year. The orders comprising our backlog are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain material costs. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations.
If we are delayed in introducing our new products into the marketplace, our operating results will suffer.
     Because many of our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors’ products. In addition, because certain of our markets, such as the semiconductor equipment market, are highly cyclical in nature, if we fail to timely introduce new products in advance of an upturn in the market’s cycle, we may be foreclosed from selling products to certain customers until the next cycle. As such, our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer.
We face significant risks from doing business in foreign countries.
     Our business is subject to risks inherent in conducting business internationally. For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, our international revenues accounted for approximately 53.1%, 49.7% and 47.6%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Our international operations expose us to various risks, which include:
•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•	the actions of U.S. and foreign regulatory authorities, including embargoes, export restrictions, tariffs, trade restrictions and trade barriers, license requirements, currency controls and other rules and regulations applicable to the importing and exporting of our products, which are complicated and potentially conflicting and may impose strict and severe penalties for noncompliance;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency fluctuations;

•	differing protection of intellectual property;

•	more complex and burdensome labor laws and practices in countries where we have employees;

•	difficulties in staffing and managing each of our individual foreign operations; and

•	increased risk of exposure to terrorist activities.
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
     The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers or system integrators to manufacture products or systems on their behalf. Some of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product performance, features, quality, reliability, the breadth of our product portfolio and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.
Our international sales and operations may be adversely impacted by export controls.
     Exports of our products and technology are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce and State. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals. For products and technology subject to the Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports of defense articles subject to the International Traffic in Arms Regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license. Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses to enable product and technology exports could reduce our revenue and could adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, failure to comply with any of these export regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and technology and damage to our reputation.
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
     We have from time to time received communications from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Whenever such claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology may divert management’s attention from other matters and could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any claims of this kind may have a material adverse effect on our business, financial condition or results of operations.
If we are unable to attract new employees and retain and motivate existing employees, our business and results of operations will suffer.
     Our ability to maintain and grow our business is directly related to the service of our employees in each area of our operations. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense. We have from time to time in the past experienced attrition in certain management, engineering, manufacturing and product marketing positions, and we expect to continue to experience this attrition in the future. The decline in the value of our stock during 2008, and the absence of incentive plan bonuses and equity award vesting as a result of not meeting certain financial performance targets could adversely affect our ability to attract new employees and to retain and motivate our existing employees. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain and motivate our existing employees, our business and results of operations would be harmed.
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
Our failure to successfully manage the transition of certain of our manufacturing operations to international locations and to contract manufacturers could harm our business.
     In 2008, we began transitioning the manufacture of certain of our product lines and subassemblies from their current manufacturing locations in the United States to our facility in Wuxi, China, and to selected contract manufacturers in Asia. We have historically directly manufactured most of our products at the same physical location throughout the products’ lives, or sold products manufactured by third parties on a private label basis. We have limited experience transitioning the manufacture of our products to different global locations or to third party manufacturers. If we are unable to successfully manage the transition of the manufacture of these products, our results of operations could be harmed.

     In particular, transferring product lines to our facility in Wuxi, China requires us to transplant complex manufacturing equipment and processes a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. If we are unable to manage this transfer and training smoothly and comprehensively, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. We also may not realize the cost and tax advantages that we currently anticipate from locating operations in China, due to rising material, labor and shipping costs and rapidly changing Chinese tax regulations.
     Additionally, qualifying contract manufacturers and commencing volume production are expensive and time-consuming activities, and there is no guarantee we will do so successfully. Further, our reliance on contract manufacturers reduces our control over the assembly process, quality assurance, production costs and material and component supply for our products. If we fail to manage our relationship with the contract manufacturers, or if any of the contract manufacturers experience financial difficulty, or delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Further, if we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.
     In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreement. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships.
Our products could contain defects, which would increase our costs and harm our business.
     Many of our products, especially our laser and automation products, are inherently complex in design and require ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process. As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.
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
     Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other suppliers, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:
•	loss of customers;

•	increased costs of product returns and warranty expenses;

•	increased costs required to analyze and mitigate the defects or problems;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; or

•	legal action by our customers.

     The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.
Our convertible debt imposes significant financial obligations upon us, and certain provisions of our convertible notes could discourage a change in control.
     In February 2007, we issued $175 million of convertible subordinated notes, of which $147 million was outstanding as of January 3, 2009. The notes are subordinated to all of our existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. These notes are included in long-term debt in our consolidated balance sheet. Holders of the notes may convert their notes under certain specified circumstances which may occur prior to maturity, and upon conversion, a holder will receive cash in lieu of shares of our common stock for the value of the notes, as determined in the manner set forth in the indenture governing the notes. We may also be required to deliver additional cash or common stock or a combination of cash and common stock upon conversion.
     Our ability to meet our semiannual interest payment obligations under the notes and our cash payment obligations upon maturity or conversion of the notes will depend upon our future cash balances. The amount of cash available for repayment of the notes will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flow from operations in future periods, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to meet our obligations or otherwise are obligated to repay the notes prior to maturity, our available cash would be depleted, perhaps seriously, and our ability to fund operations may be harmed.
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
Changes in accounting rules relating to convertible debt securities, such as our convertible subordinated notes, will adversely affect our financial results.
     In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Accounting Principles Board (APB) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for our fiscal year 2009, and interim periods within that fiscal year, and must be applied retrospectively. We expect that the adoption of FSP APB 14-1 will result in a non-cash increase in interest expense, net of the resulting tax impact, of $2.6 million and $3.0 million for 2007 and 2008, respectively, and will also result in significant increases in non-cash interest expense in each future period until the earlier of the conversion or redemption of the notes or their maturity in 2012. This increase in interest expense will adversely affect our results of operations and could adversely impact the trading price of our common stock.
Our products are subject to potential product liability claims which, if successful, could adversely affect our results of operations.
     Many of our products may be hazardous if not operated properly or if defective. We are exposed to significant risks for product liability claims if property damage, personal injury or death results from the use of our products. We may experience material product liability losses in the future. We currently maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall, could have a material adverse effect on our business, financial condition and results of operations.
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
Difficulties with our new global information technology system could harm our business.
     We completed a three-year implementation of a new global information technology system in 2008, and we have limited experience in maintaining and enhancing this system. Any system failure or malfunctioning, errors or misuse by system users, or inadequacy of the system in addressing the needs of our operations, could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations. Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows. Any such disruptions would likely divert our management and key employees’ attention away from other business matters. Any disruptions or difficulties that may occur in connection with our global information technology system could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
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
     From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states continue to define the scope of the implementation of RoHS and WEEE Based on information we have received to date, certain of our products sold in these countries are or will likely be subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The guidance available to us to date suggests that in some instances we are not directly responsible for compliance with RoHS and WEEE because some of our products may be outside the scope of the directives. However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, and because such products are sold under our brand name, we will likely be directly or contractually subject to such regulations in the case of many of our products. Also, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

Natural disasters or power outages could disrupt or shut down our operations, which would negatively impact our operations.
     We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. We currently have comprehensive business continuation plans for our global information technology systems and for most of our operations and facilities, as well as disaster recovery procedures for our remaining operations and facilities. Despite these contingency plans and procedures, if any of our facilities were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our corporate headquarters is located in Irvine, California. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size

Lasers	Mountain View, California	156,000 square feet
	Tucson, Arizona	81,000 square feet
	Ottawa, Ontario	19,000 square feet
	Stahnsdorf, Germany	12,000 square feet

Photonics and Precision	Irvine, California	273,000 square feet
Technologies	Rochester, New York	58,000 square feet
	Franklin, Massachusetts	56,000 square feet
	North Billerica, Massachusetts	41,000 square feet
	Stratford, Connecticut	32,000 square feet
	Beaune-la Rolande, France	86,000 square feet
	Brigueuil, France	44,000 square feet
	Wuxi, China	30,000 square feet
	Margate, United Kingdom	16,500 square feet
     We own portions of our Rochester, New York and Beaune-la Rolande, France facilities, and we own our Brigueuil, France and Margate, United Kingdom facilities. We lease all other facilities under leases with expiration dates ranging from 2009 to 2018. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, sales and/or service. We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire. We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended January 3, 2009.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
     Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP. As of February 28, 2009, we had 906 common stockholders of record based upon the records of our transfer agent which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
January 3, 2009	$11.00	$4.81
September 27, 2008	13.08	9.24
June 28, 2008	13.94	10.47
March 29, 2008	13.94	9.34
December 29, 2007	15.68	12.42
September 29, 2007	16.28	11.85
June 30, 2007	16.84	14.40
March 31, 2007	21.34	15.96
Dividends
     We declared no dividends on our common stock during 2008 or 2007. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.
Purchases of Equity Securities
     We made no purchases of our equity securities during the fourth quarter of the year ended January 3, 2009.

Information Regarding Equity Compensation Plans
     The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of January 3, 2009:
Equity Compensation Plan Information

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted-Average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding
	Options, Warrants	Options, Warrants	securities
	and Rights	and Rights	reflected in column
Plan Category	(a)	(b)	(a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	4,544,639	$17.69	3,459,575
Equity Compensation Plans Not Approved by Security Holders(2)	277,140	$47.33	—

Total	4,821,779		3,459,575

(1)	The number of shares reflected in column (a) for equity compensation plans approved by security holders includes outstanding options to purchase 2,362,854 shares of our common stock, which were issued under our 1992 Stock Incentive Plan and our 2001 Stock Incentive Plan, and outstanding restricted stock units representing the right to receive upon vesting an aggregate of 2,181,785 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan. Substantially all of the outstanding restricted stock units are subject to performance conditions and are not expected to vest. Any restricted stock units that do not vest will become available for future grant. The weighted-average exercise price reflected in column (b) for equity compensation plans approved by security holders represents the weighted-average exercise price of the options to purchase 2,362,854 shares of our common stock. The restricted stock units representing the right to receive an aggregate of 2,181,785 shares of our common stock were awarded without payment of any purchase price.

(2)	The number of shares reflected in column (a) for equity compensation plans not approved by security holders consists of outstanding options to purchase shares of our common stock issued under our 1999 Stock Incentive Plan (1999 Plan) having a weighted-average exercise price of $47.33, and excludes outstanding options to purchase 68,380 shares of our common stock having a weighted-average exercise price of $2.37, which were granted to employees and non-employees upon the assumption and conversion of former options to purchase shares of common stock of MRSI in connection with our acquisition of MRSI in February 2002. The options granted in connection with our acquisition of MRSI were granted outside of a plan pursuant to individual nonqualified stock option agreements, and, therefore, no additional securities are available for future grants.
Equity Compensation Plans Not Approved by Security Holders
     In November 1999, our Board adopted our 1999 Plan, pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of January 3, 2009, options to purchase a total of 277,140 shares of our common stock were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vested in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date. The right to exercise an option will terminate earlier in the event of termination of the continuous service (as defined in the option agreement) of the employee.

Stock Performance Graph
     The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended January 3, 2009, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index and (ii) our peer group. The graph assumes all investments were made at market value on December 31, 2003 and the reinvestment of all dividends.
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

Item 6. Selected Financial Data
     The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005 and January 1, 2005. The consolidated balance sheet data as of January 3, 2009 and December 29, 2007, and the consolidated statement of operations data for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 30, 2006, December 31, 2005 and January 1, 2005 and the consolidated statement of operations data for the years ended December 31, 2005 and January 1, 2005 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.
     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended (1)(13)
	January 3,	December 29,	December 30,	December 31,	January 1,
(In thousands, except percentages)	2009	2007	2006	2005	2005
					(2)

CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$445,336	$445,197	$454,724	$403,733	$267,335
Cost of sales (3)	274,542	259,636	256,756	234,480	178,335

Gross profit	170,794	185,561	197,968	169,253	89,000

Selling, general and administrative expenses	118,518	116,476	114,533	102,002	71,354
Research and development expense	46,068	42,570	41,981	35,949	22,161
Impairment charges (3)(4)	119,944	—	—	—	14,877

Operating income (loss)	(113,736)	26,515	41,454	31,302	(19,392)

Write-down of note receivable and other amounts related to previously discontinued operations, net of recoveries (5)	(7,040)	—	—	—	—
Write-down of minority interest investment (6)	(2,890)	—	—	—	—
Gain on extinguishment of debt (7)	10,659	—	—	—	—
Gain on sale of building (8)	2,504	—	—	—	—
Interest and other income (expense), net (9)	(1,891)	137	(759)	(1,842)	(2,000)

Income (loss) from continuing operations before income taxes	(112,394)	26,652	40,695	29,460	(21,392)
Income tax provision (benefit) (10)	28,545	(17,229)	2,193	3,746	(979)

Income (loss) from continuing operations before extraordinary gain	(140,939)	43,881	38,502	25,714	(20,413)

Loss from discontinued operations, net of income tax benefits (3)(11)	—	—	(1,075)	(16,973)	(61,023)

Extraordinary gain on settlement of litigation (12)	—	—	—	2,891	—

Net income (loss)	$(140,939)	$43,881	$37,427	$11,632	$(81,436)

Percentage of net sales:
Gross profit	38.4%	41.7%	43.5%	41.9%	33.3%
Selling, general and administrative expenses	26.6%	26.2%	25.2%	25.3%	26.7%
Research and development expense	10.4%	9.6%	9.2%	8.9%	8.3%
Impairment charges	26.9%	—	—	—	5.6%
Operating income (loss)	(25.5)%	6.0%	9.1%	7.8%	(7.3)%
Income (loss) from continuing operations before extraordinary gain	(31.6)%	9.9%	8.5%	6.4%	(7.6)%
Net income (loss)	(31.6)%	9.9%	8.2%	2.9%	(30.5)%

	As of or for the Year Ended
(In thousands, except per share and worldwide	January 3,	December 29,	December 30,	December 31,	January 1,
employment figures)	2009	2007	2006	2005	2005

PER SHARE INFORMATION:
Basic net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$(3.90)	$1.14	$0.95	$0.62	$(0.50)
Loss from discontinued operations, net of income tax benefits	—	—	(0.03)	(0.41)	(1.49)
Extraordinary gain on settlement of litigation	—	—	—	0.07	—

Net income (loss)	$(3.90)	$1.14	$0.92	$0.28	$(1.99)

Diluted net income (loss) per share:
Income (loss) from continuing operations before extraordinary gain	$(3.90)	$1.12	$0.91	$0.60	$(0.50)
Loss from discontinued operations, net of income tax benefits	—	—	(0.02)	(0.40)	(1.49)
Extraordinary gain on settlement of litigation	—	—	—	0.07	—

Net income (loss)	$(3.90)	$1.12	$0.89	$0.27	$(1.99)

Shares used in computation of income (loss) per share:
Basic	36,155	38,479	40,698	41,281	40,838
Diluted	36,155	39,058	42,167	42,716	40,838

Total stockholders’ equity per diluted share	$6.93	$10.35	$10.32	$8.82	$10.17

BALANCE SHEET INFORMATION:
Cash and marketable securities	$148,420	$143,864	$85,413	$71,022	$108,182
Working capital	$257,555	$275,696	$200,808	$150,318	$181,999
Total assets	$519,171	$689,947	$593,015	$529,406	$578,468
Short-term obligations	$14,089	$12,402	$9,481	$12,559	$17,186
Long-term obligations (includes obligations under capital leases)	$151,636	$176,487	$52,125	$51,372	$48,453
Stockholders’ equity	$250,588	$404,445	$434,953	$376,583	$415,509

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	36,049	36,918	41,458	40,036	43,023
Average worldwide employment	1,900	1,943	1,940	1,978	1,352
Sales per employee	$234	$229	$234	$204	$198

(1)	We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009, fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007, fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006, fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005 and fiscal year 2004 (referred to herein as 2004) ended on January 1, 2005.

(2)	In July 2004, we acquired Spectra-Physics and the transaction was accounted for using the purchase method. Our results of operations for 2004 included the results of operations of Spectra-Physics from July 16, 2004, the closing date of the acquisition.

(3)	In 2004, we determined that goodwill and other intangible assets of our former APAS Division were impaired and recorded impairment charges of $56.6 million related to goodwill and $2.7 million related to other acquired intangible assets, of which $1.8 million is included in cost of sales, $13.4 million is included in impairment charges and $44.1 million is included in loss from discontinued operations, net of income tax benefits for 2004. In addition, as a result of the acquisition of Spectra-Physics, we determined that we had duplicate fixed assets that were not needed in our operations and an intangible asset that was no longer strategic to our business. As a result, we recorded impairment charges of $3.8 million, of which $1.5 million is included in cost of sales, $1.1 million is included in impairment charges and $1.2 million is included in loss from discontinued operations, net of income tax benefits for 2004.

(4)	In 2008, we determined that goodwill and other intangible assets related to our Lasers Division were impaired and recorded impairment charges of $104.6 million related to goodwill and $15.4 million related to other acquired intangible assets.

(5)	In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. In 2008, due to uncertainty regarding collectibility of such note receivable and amounts owed under the sublease, we wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. See further discussion in Note 16 of the Notes to Consolidated Financial Statements.

(6)	In 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment.

(7)	In 2008, we extinguished $28.0 million of our convertible subordinated notes for $16.8 million. We recorded a gain of $10.7 million on extinguishment of the debt, net of unamortized fees.

(8)	In 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement.

(9)	For 2004, such amounts included a $1.4 million write-down of a minority interest investment made in prior years in a manufacturer of precision mechanical components due to an other-than-temporary impairment in value. In addition, 2004 included a realized loss of $1.7 million on sales of marketable securities prior to their maturity in order to fund the cash portion of the purchase price for the Spectra-Physics acquisition.

(10)	We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets. In 2007, we reduced the valuation allowance against our deferred tax assets by $19.8 million, and in 2008, we reestablished such valuation allowance and recorded an additional valuation allowance of $4.6 million. See further discussion in Note 11 of the Notes to Consolidated Financial Statements regarding our valuation allowance. In 2006, 2005 and 2004, we reduced our tax contingency reserve by $2.2 million, $0.2 million and $3.0 million, respectively.

(11)	In 2005, our Board of Directors approved a plan to sell our robotic systems operations. This divestiture has been accounted for as discontinued operations for all periods presented.

(12)	In March 2005, we settled a dispute arising out of our acquisition of MRSI. As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005.

(13)	Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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
Overview
     We are a global supplier of advanced-technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our PPT Division. Both of our divisions offer a broad array of advanced technology products and services to OEM and end-user customers across a wide range of applications and markets.
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
Fiscal Year End
     We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009, fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007 and fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006. Fiscal year 2008 consisted of 53 weeks and fiscal years 2007 and 2006 each consisted of 52 weeks.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. Our significant accounting policies are discussed in Note 1 (Organization and Summary of Significant Accounting Policies) to the Notes to Consolidated Financial Statements, included in Item 15 (Exhibits, Financial Statement Schedules) of this Annual Report on Form 10-K. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation expense. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Revenue Recognition
     We recognize revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment from our facilities), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation; however, we record the full cost of the product at the time of shipment. Revenue for training is deferred until the service is completed. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.
     In the event that we determine that all of the criteria for recognition of revenue have not been met for a transaction, the amount of revenue that we recognize in a given reporting period could be adversely affected. In particular, our ability to recognize revenue for high-value product shipments could cause significant fluctuations in the amounts of revenue reported from period to period depending on the timing of the shipments and the terms of sale of such products.
     Our customers (including distributors) generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without our consent. For certain of these products, we establish a sales return reserve based on the historical product returns. If actual product returns are significant and/or exceed our established sales return reserves, our net sales could be adversely affected.
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
     Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes generally range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to current notes receivable. At January 3, 2009 and December 29, 2007, notes receivable, net totaled $6.6 million and $3.8 million, respectively. Subsequently, certain of these promissory notes are sold with recourse to banks in Japan with which we regularly do business. The sales of these receivables have been accounted for as secured borrowings, as we have not met the criteria for sale treatment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities (a replacement of FASB Statement No. 125). The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At January 3, 2009 and December 29, 2007, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $4.3 million and $1.9 million, respectively.
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
Warranty
     Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters, gratings and crystals products, which generally carry a 90 day warranty. Products of this division sold to OEM customers generally carry longer warranties, typically 15 to 19 months. Products sold by our Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.
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

     We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we have acquired, our ability to liquidate our investments is limited, and such markets may not develop in the future. During 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment.
     Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment test as of the beginning of the fourth quarter of each year. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the assets of the reporting unit, is compared to the carrying value of goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount impaired. Based upon this two-step process, we determined that our goodwill was not impaired as of the beginning of the fourth quarter of 2008. However, due to a continued decline in our market capitalization, we reevaluated our goodwill as of the end of the fourth quarter and determined that the goodwill related to our Lasers Division was impaired and recorded a goodwill impairment charge of $104.6 million.
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
     Fair value of our reporting units is determined using a combination of a comparative company analysis, a comparative transaction analysis, and a discounted cash flow analysis. The comparative company analysis establishes fair value by applying market multiples to our revenue and earnings before income taxes, depreciation and amortization. Such multiples are determined by comparing our reporting units to other publicly traded companies within the respective industries that have similar economic characteristics. The comparative transaction analysis establishes fair value by applying market multiples to our revenue. Such multiples are determined through recent mergers and acquisitions for companies within the respective industries that have similar economic characteristics to our reporting units. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit. The present value of estimated discounted future cash flows is determined using our estimates of revenue and costs for the reporting units, driven by assumed growth rates, as well as appropriate discount rates. The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit. During 2008, due to market volatility, past transactions were deemed not to be comparable to the expected results from current transactions, and therefore, the comparative transaction analysis was excluded from the 2008 impairment analysis.

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
     Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. In accordance with the provisions of SFAS No. 109, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not. Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.
     We had previously established a valuation allowance due to the uncertainty as to the timing and ultimate realization of our U.S. deferred tax assets. In the fourth quarter of 2007, we recorded a partial release of $19.8 million of this valuation allowance due to the fact that we had cumulative pre-tax income for the three years then ended and were projecting pre-tax income for 2008 and 2009. During the fourth quarter of 2008, we determined that goodwill and certain purchased intangible assets related to our Lasers Division were impaired, and we recorded impairment charges of $119.9 million, which resulted in a cumulative three-year loss position as of January 3, 2009. After evaluating this loss position together with other positive and negative facts, we determined that it was more likely than not that some or all of our net deferred tax assets will not be realized. Therefore, we reestablished the $19.8 million valuation allowance that had been previously released in 2007. Furthermore, due to the impairment charges recorded related to our Lasers Division, we determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, recorded an additional valuation allowance of $4.6 million in 2008.
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
     We utilize FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multi-national corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. As a result of these adjustments, our effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of our common stock on the date of grant. A substantial portion of our awards vest based upon the achievement of certain financial performance goals established by the Compensation Committee of our Board of Directors. We record an expense relating to such awards over the vesting period based on the likelihood of achieving the performance goals. We estimate the achievement of such goals in each reporting period to determine the amount of such compensation expense. Estimating the likelihood of achievement of performance goals requires significant judgment. As such performance goals are primarily based on annual operating results, we must estimate the likelihood of achievement of such goals based on forecasted results of operations. If our actual results of operations differ from our estimates, we may need to increase or decrease stock-based compensation expense related to performance-based awards.
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
     The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Cost of sales	$52	$425	$516
Selling, general and administrative expenses	1,654	3,005	5,935
Research and development expense	97	238	464

	$1,803	$3,668	$6,915

Results of Operations for the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
     The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.6	58.3	56.5

Gross profit	38.4	41.7	43.5

Selling, general and administrative expenses	26.6	26.2	25.2
Research and development expense	10.4	9.6	9.2
Impairment charges	26.9	—	—

Operating income (loss)	(25.5)	5.9	9.1

Write-down of note receivable and other amounts related to previously discontinued operations, net of recoveries	(1.6)	—	—
Write-down of minority interest investment	(0.7)	—	—
Gain on extinguishment of debt	2.4	—	—
Gain on sale of building	0.6	—	—
Interest and other income (expense), net	(0.4)	0.1	(0.2)

Income (loss) from continuing operations before income taxes	(25.2)	6.0	8.9

Income tax provision (benefit)	6.4	(3.9)	0.4

Income (loss) from continuing operations	(31.6)	9.9	8.5
Loss from discontinued operations, net of income tax benefits	—	—	(0.3)

Net income (loss)	(31.6)%	9.9%	8.2%

     In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.
Net Sales
     For 2008, 2007 and 2006, our net sales totaled $445.3 million, $445.2 million and $454.7 million, respectively. While our total net sales in 2008 were approximately equal to our net sales in 2007, our net sales in the first half of 2008 were $14.7 million higher than in the first half of 2007, while our net sales in the second half of 2008 were $14.6 million lower than in the second half of 2007. This decrease was due primarily to the deterioration of overall macroeconomic conditions during the second half of 2008. Net sales by our Lasers Division increased $2.3 million, or 1.3%, and net sales by our PPT Division decreased $2.2 million, or 0.9%, in 2008 compared with 2007. Our total net sales decreased $9.5 million, or 2.1%, in 2007 compared with 2006. Net sales by our PPT Division decreased $3.9 million, or 1.5%, and net sales by our Lasers Division decreased $5.6 million, or 3.0%, compared with the prior year period.
     Net sales to the scientific research, aerospace and defense/security markets were $151.8 million, $152.1 million and $146.8 million for 2008, 2007 and 2006, respectively. The decrease of $0.3 million, or 0.2%, in 2008 compared with 2007 was due primarily to decreased sales by our PPT Division, offset in part by higher sales by our Lasers Division. The increase of $5.3 million, or 3.6%, in 2007 compared with 2006 was due primarily to increased sales by our PPT Division of standard products and to a higher level of sales to major research programs, offset in part by lower sales by our Lasers Division. Generally, our net sales to these markets by both of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
     Net sales to the microelectronics market were $131.0 million, $128.0 million and $151.7 million for 2008, 2007 and 2006, respectively. The increase of $3.0 million, or 2.3%, in 2008 compared with 2007 was due primarily to significant increases in sales of products and systems for solar panel manufacturing applications and laser-based disk texturing systems, offset in part by a significant decrease in sales for other microelectronics applications, particularly in the semiconductor equipment industry due to the cyclical downturn in that industry. The decrease of $23.7 million, or 15.7%, in 2007 compared with 2006 was due primarily to sales of laser-based disk texturing systems in 2006 that did not recur in 2007, and to the cyclical downturn in the semiconductor equipment industry, which resulted in lower sales to customers in this market by both our PPT and Lasers Divisions.
     Net sales to the life and health sciences market were $85.1 million, $84.9 million and $79.8 million for 2008, 2007 and 2006, respectively. Our sales to customers in this market remained stable in 2008 despite the overall macroeconomic downturn and increased $5.1 million, or 6.4% in 2007 compared with 2006. This increase resulted primarily from increased demand for products sold by both our Lasers and PPT Divisions to customers in this market due to the growing adoption by this market of photonics technology, as well as from increased customer acceptance of our laser and optical component and subassembly products for analytic, imaging, therapeutic and cosmetic applications.
     Net sales to our industrial and other end markets were $77.4 million, $80.2 million and $76.4 million for 2008, 2007 and 2006, respectively. The decrease of $2.8 million, or 3.5%, in 2008 compared with 2007 was due primarily to weaker macroeconomic conditions impacting many industries, offset in part by higher sales to industrial manufacturing customers. The increase of $3.8 million, or 5.0%, in 2007 compared with 2006 was due primarily to increased sales by our Lasers Division of products for materials processing applications and increased sales by our PPT Division of products for telecommunications applications.
     Geographically, net sales were as follows:

	Year Ended			Percentage
	January 3,	December 29,	Increase /	Increase /
(In thousands, except percentages)	2009	2007	(Decrease)	(Decrease)

United States	$208,736	$223,891	$(15,155)	(6.8)%
Europe	114,936	112,695	2,241	2.0
Pacific Rim	100,676	80,946	19,730	24.4
Other	20,988	27,665	(6,677)	(24.1)

Total sales	$445,336	$445,197	$139	0.0%

	Year Ended			Percentage
	December 29,	December 30,	Increase /	Increase /
(In thousands, except percentages)	2007	2006	(Decrease)	(Decrease)

United States	$223,891	$238,433	$(14,542)	(6.1)%
Europe	112,695	99,968	12,727	12.7
Pacific Rim	80,946	91,277	(10,331)	(11.3)
Other	27,665	25,046	2,619	10.5

Total sales	$445,197	$454,724	$(9,527)	(2.1)%

     The decrease in sales to customers in the United States in 2008 was due primarily to decreased sales to our semiconductor manufacturing equipment customers, offset in part by increased sales of products for solar panel manufacturing applications. Our increased sales to customers in Europe in 2008 compared with the prior year were due primarily to increased sales to our industrial manufacturing customers. Our increased sales to the Pacific Rim in 2008 were due in large part to increased sales of laser-based disk texturing systems and products for solar panel manufacturing applications compared with the prior year period. The decrease in sales to customers in other areas of the world in 2008 was due primarily to decreased sales to our semiconductor manufacturing equipment customers.
     Overall, sales in 2007 to international customers, particularly in Europe, benefited from the weaker U.S. Dollar compared with 2006. Our sales to customers in the Pacific Rim decreased in 2007 compared with 2006, due primarily to sales of laser-based disk texturing systems to a customer in this region in 2006 that did not recur in 2007, and to the cyclical downturn in the semiconductor equipment industry. Our sales of laser-based disk texturing systems are typically made in batches rather than a steady stream and do not occur in every period.
Gross Margin
     Gross margin was 38.4%, 41.7% and 43.5% for 2008, 2007 and 2006, respectively. The decrease in gross margin in 2008 compared with 2007 was due primarily to reduced absorption of fixed overhead costs due to lower manufacturing volume and a higher proportion of sales of products with lower gross margins in both our PPT Division and Lasers Division, and an increase in inventory reserves in our Lasers Division. The decrease in gross margin in 2007 compared with 2006 was due primarily to operating inefficiencies in our Lasers Division and to our lower total sales volume.
Selling, General and Administrative (SG&A) Expenses
     SG&A expenses totaled $118.5 million, or 26.6% of net sales, $116.5 million, or 26.2% of net sales, and $114.5 million, or 25.2% of net sales, during 2008, 2007 and 2006, respectively. The increase in SG&A expenses in 2008 compared with 2007 was due primarily to increases in rent and utilities, depreciation expense and freight costs, offset in part primarily by decreases in professional fees and recruitment and relocation costs.
     The increase in SG&A expenses in 2007 compared with 2006 was due primarily to an increase in salary costs of $4.5 million resulting from annual merit increases and payments of severance, an increase in benefit expenses of $2.6 million and $2.4 million of incremental consulting and depreciation expenses related to our SAP implementation. Such increases were offset in part by a decrease of $7.3 million in expenses relating to our performance-based incentive and equity compensation programs due to certain performance criteria not being met.
     In general, we expect that SG&A expenses will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expenses are fixed in the short term, these changes in SG&A expenses will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
     R&D expense totaled $46.1 million, or 10.4% of net sales, $42.6 million, or 9.6% of net sales, and $42.0 million, or 9.2% of net sales, during 2008, 2007 and 2006, respectively. The increases in R&D expense in both 2008 and 2007 were due primarily to increased investment on new product development programs, particularly for solar panel manufacturing applications in the 2008 period and advanced laser development in the 2007 period.
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

Impairment Charges
     During the fourth quarter of 2008, due to a decline in our market capitalization and diminished cash flow projections related to certain laser products, we determined that goodwill and certain purchased intangible assets related to our Lasers Division were impaired. As a result, we recorded goodwill impairment charges totaling $104.6 million, which consisted of a charge of $103.0 million related to goodwill associated with the acquisition of Spectra-Physics and a charge of $1.6 million related to goodwill associated with the acquisition of certain assets from Picarro. In addition, we recorded impairment charges related to certain purchased intangible assets totaling $15.4 million, which consisted of a charge of $12.5 million related to developed technology associated with the acquisition of Spectra-Physics and a charge of $2.9 million related to developed technology acquired from Picarro.
Write-Down of Note Receivable and Other Amounts
     In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. We had previously classified this business as a discontinued operation. Kensington has failed to make certain principal, interest and rent payments due under our agreements. The note is secured by a first-priority security interest in certain Kensington assets, and we have begun legal proceedings to collect amounts owed. Due to uncertainty regarding the collectibility of such amounts, in 2008, we wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, we have recorded this write-down through continuing operations in our consolidated statements of operations. Any additional amounts recovered in the future will be included in continuing operations in our consolidated statements of operations for the periods in which the cash is collected.
Write-Down of Minority Interest Investment
     We own a minority interest in a privately held developer of flip chip and advanced packaging equipment for back-end semiconductor manufacturing applications. During the fourth quarter of 2008, we determined that such investment had declined in value and that such decline was other-than-temporary. Accordingly, we recorded a charge of $2.9 million to write off the full carrying value of this investment.
Gain on Extinguishment of Debt
     During 2008, we extinguished $28.0 million of our convertible subordinated notes at a weighted-average price equal to 60% of the principal amount of the notes, or $16.8 million. The resulting $10.7 million gain on extinguishment of the debt, net of unamortized financing fees, has been recorded as non-operating income in our consolidated statements of operations.
Gain on Sale of Building
     During 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement.
Interest and Other Income (Expense), Net
     Interest and other expense, net was $1.9 million and $0.8 million in 2008 and 2006, respectively, and interest and other income, net, was $0.1 million in 2007. The increase in interest and other expense, net in 2008 compared with 2007 was due to lower interest income earned as a result of lower interest rates and lower cash balances and higher interest expense due to a full year of accrued interest on our convertible subordinated notes, which were issued in February 2007. In addition, in 2008 we ceased accruing interest on our note receivable from Kensington due to the uncertainty as to the collectibility of such interest owed, further reducing interest income. Our interest and other expense in 2008 was offset in part by transaction gains resulting from currency fluctuations.

     The improvement in 2007 compared with 2006 was due primarily to our sale of $175 million of convertible subordinated notes in February 2007. This financing increased our cash balances significantly, which together with higher average interest income rates earned on these balances, resulted in an increase in interest income of $3.5 million in 2007. This increase in interest income was offset in part by an increase in interest expense of $1.7 million related to the convertible notes. In addition, =the 2006 period included a gain of $0.9 million related to previously accumulated translation adjustments resulting from the closure of our sales office in Canada and the resulting liquidation of our investment in the associated entity, which did not recur in 2007.
Income Taxes
     Our effective income tax rate from continuing operations was tax expense of (25.4%) for 2008, a tax benefit of 64.6% for 2007 and tax expense of 5.4% for 2006. In 2007, after analyzing all positive and negative facts, we released $19.8 million of the valuation allowance recorded against our U.S. deferred tax assets, which accounted for a substantial portion of the tax benefit in 2007. In 2008, the impairment of goodwill and other intangible assets related to our Lasers Division resulted in a cumulative three-year loss position. After evaluating this loss position, together with other positive and negative factors, we reestablished the $19.8 million valuation allowance released previously. In addition, in 2008, due to such impairment of goodwill and other intangible assets, we determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, we recorded an additional valuation allowance of $4.6 million. These amounts accounted for a substantial portion of our tax expense in 2008. Until such time that the valuation allowance recorded against our deferred tax assets is fully released, the Federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance related to our net operating loss carryforwards.
     Also in 2007, our subsidiary in France concluded an income tax audit for the years 2003 to 2005 and, based on the favorable conclusion of this audit, we recognized an income tax benefit of $0.7 million.
     During 2006, we reduced our tax contingency reserve by $2.2 million due to the expiration of the statutory audit period related to certain income tax contingencies, as well as a determination that certain income tax contingency reserves were no longer necessary.
     We adopted the provisions of FIN 48 effective as of the beginning of fiscal year 2007. As a result of applying the provisions of FIN 48, our reserve for uncertain tax positions increased by $2.9 million, deferred income tax assets increased by $1.1 million, and shareholders’ equity decreased by $1.8 million as of the beginning of fiscal year 2007. As of January 3, 2009, we had $8.6 million of gross unrecognized tax benefits and the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.7 million. We anticipate that it is reasonably possible that unrecognized tax benefits may decrease by $0.9 million within the next twelve months. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Such amounts were not significant as of January 3, 2009.

Liquidity and Capital Resources
     Our cash and cash equivalents and marketable securities balances increased to $148.4 million as of January 3, 2009 from $143.8 million as of December 29, 2007. The increase was primarily attributable to cash generated from operations and the sale of a building, offset in part by the repayment of long-term debt, repurchases of our common stock and capital expenditures.
     Net cash provided by our operating activities of $44.7 million was attributable primarily to cash provided by our results of operations, an increase of $16.2 million in accrued expenses and other liabilities due to increased deferred revenue and increased deferred tax liabilities, a decrease of $9.4 million in accounts receivable due to improved collection efforts and customer prepayments and a decrease of $5.5 million in inventory, offset in part by a decrease of $8.5 million in accounts payable due to the timing of payments and a decrease of $1.1 million in accrued payroll and related expenses due primarily to a reduction in accrued incentive compensation.
     Net cash used in investing activities in 2008 of $31.6 million consisted of purchases of property and equipment of $18.6 million and net purchases of marketable securities of $20.0 million, offset in part by proceeds of $7.0 million received from the sale of one of our buildings under a sale-leaseback agreement.
     Net cash used in financing activities of $25.8 million in 2008 consisted of the extinguishment of $28.0 million of our convertible subordinated notes for $16.8 million, the repurchase of 1.2 million shares of our common stock for $12.8 million and the repayment of short-term borrowings of $1.5 million, offset in part by proceeds received from the issuance of $3.3 million in private placement bonds in Japan and $2.1 million received as consideration for the issuance of common stock in connection with the exercise of stock options and participation in our employee stock purchase plan.
     As of January 3, 2009, we had cash and cash equivalents of $74.9 million and marketable securities of $73.5 million. The majority of the marketable securities are invested in one portfolio managed by an investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share and note repurchases, capital expenditures and contractual obligations, and changes in interest rates.
     In February 2007, we issued $175 million of convertible subordinated notes due 2012, which notes bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The sale of the notes generated net proceeds of $169.4 million after deducting offering fees and expenses. At the time of issuance of the notes, we used $40.0 million of the net proceeds from the offering to repurchase 2.1 million shares of our common stock at a purchase price of $18.86 per share, and $48.2 million of the net proceeds from the offering to prepay all of our long-term debt owed to Thermo pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004. During 2007 and 2008, we used a portion of the proceeds from these notes to repurchase shares of our common stock under the stock repurchase programs approved by our Board of Directors, as described in more detail below. In addition, as noted above, during 2008, we extinguished $28.0 million of these notes for $16.8 million. We intend to use the remaining proceeds from the offering for working capital and other general corporate purposes, which may include potential acquisitions, additional repurchases of our common stock or early repayment of the convertible notes.
     On June 30, 2008, we issued 300 million yen ($3.3 million at January 3, 2009) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.

     At January 3, 2009, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
     Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.43% at January 3, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.12% at January 3, 2009) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At January 3, 2009, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
     Our two revolving lines of credit with Japanese banks totaled 1.4 billion yen ($15.4 million at January 3, 2009) and expire as follows: $6.6 million on March 31, 2009 and $8.8 million on May 31, 2009. These lines are not secured and bear interest at the prevailing bank rate. At January 3, 2009, we had $9.8 million outstanding and $5.6 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.1 million at January 3, 2009), have no expiration dates and bear interest at the bank’s prevailing rate. At January 3, 2009, we had $4.3 million outstanding and $1.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. As of January 3, 2009, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 1.9%.
     In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of our common stock. During the first quarter of 2008, we repurchased 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed our purchases under this program.
     In May 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. Under this program, we repurchased 127,472 shares for $1.4 million during 2008. As of January 3, 2009, a total of approximately 3.9 million shares remained available for repurchase under the program.
     During 2009, we expect to use $10 million to $15 million of cash for capital expenditures.
     We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 17-29), and there can be no assurance that we will not require additional funding in the future.
     Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Due to the ongoing global economic crisis, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Contractual Obligations
     We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities.
     As of January 3, 2009, we had no material purchase obligations. Our long-term debt, and capital and operating lease obligations at January 3, 2009 were as follows:

	Capital	Long-Term	Operating	Total
(In thousands)	Leases	Debt	Leases	Obligations

Payments Due By Period:
2009	$190	$3,675	$9,459	$13,324
2010	190	3,675	5,554	9,419
2011	189	3,675	4,773	8,637
2012	188	148,838	2,278	151,304
2013	187	—	1,781	1,968
Thereafter	813	—	2,202	3,015

Total minimum payments	1,757	159,863	$26,047	$187,667

Less amount representing interest	(428)	(12,863)

Present value of obligation	$1,329	$147,000

     We have subleased certain of our facilities. Future minimum rentals to be received by us under non-cancelable subleases at January 3, 2009 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2009	$190
2010	184
2011	138
2012	12
2013	—

Total minimum sublease payments	$524

     Our gross unrecognized tax benefits at January 3, 2009 were $8.6 million. It is reasonably possible that unrecognized tax benefits may decrease by $0.9 million within the next twelve months. However, we are not able to provide a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due.
New Accounting Standards
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 will not have a material impact on our financial position or results of operations.

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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position or results of operations.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Under FSP FAS 142-3, companies are required to consider their own historical experience in renewing or extending similar arrangements and in the absence of historical experience, companies are required to consider the assumptions that market participants would use regarding renewal or extension, adjusted for company-specific factors. FSP FAS 142-3 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP FAS 142-3 must be applied prospectively to intangible assets acquired after the effective date and early adoption is prohibited. The adoption of FSP FAS 142-3 will not have an impact on our financial position or results of operations other than in accounting for the acquisition of intangible assets that may occur after the effective date.
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
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, the direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. We expect that, upon adoption of FSP APB 14-1, we will record a discount on our convertible notes and an increase to capital in excess of par of $27.5 million, a decrease in deferred debt issuance costs and an increase in equity issuance costs of $0.9 million; and a decrease in our deferred tax valuation allowance and an increase in our deferred tax liability of $10.6 million. The discount on the convertible notes and the change in deferred issuance costs will be amortized over the term of the notes using the effective interest method, which, including the resulting tax impact, is expected to result in a reduction of $2.6 million in our net income for 2007 and an increase of $3.0 million in our net loss for 2008. During 2008, we extinguished $28 million of our convertible subordinated notes and recorded a gain on extinguishment of $10.7 million. Upon implementation of FSP APB 14-1, we expect that such gain will be reduced by $2.9 million to account for the unamortized portion of the discount associated with the repurchased notes.

     In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 requires companies to disclose how pension plan asset investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will not have a material impact on our financial position or results of operations.

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
     From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in net income (loss) in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years. There were no forward exchange contracts outstanding at January 3, 2009 or December 29, 2007.
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
     Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net loss for the year ended January 3, 2009. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
     The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in marketable securities, which totaled $73.5 million at January 3, 2009, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net loss for 2008.

Item 8.	Financial Statements and Supplementary Data
     The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-38.

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

Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting
     Management has evaluated the effectiveness of our internal control over financial reporting as of January 3, 2009. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of January 3, 2009.
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
Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Newport Corporation
     We have audited Newport Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newport Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting. Our responsibility is to express an opinion on Newport Corporation’s internal control over financial reporting based on our audit.
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

     In our opinion, Newport Corporation maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newport Corporation as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009 of Newport Corporation and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
March 16, 2009
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of the year ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2009.

Item 11.	Executive Compensation
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2009, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2009.

Item 14.	Principal Accounting Fees and Services
     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2009 and delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 19, 2009.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006).

3.2	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description of Exhibit

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.8*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.9*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.11*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.16*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

Exhibit
Number	Description of Exhibit

10.17*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.18*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19*	Separation Agreement, dated September 18, 2007, by and between the Registrant and Robert G. Deuster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007).

10.20	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.21	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.22	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2009.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President and Chief Executive Officer	March 17, 2009
Robert J. Phillippy	(Principal Executive Officer)

/s/ Charles F. Cargile	Senior Vice President, Chief Financial	March 17, 2009
Charles F. Cargile	Officer and Treasurer (Principal Financial Officer)

/s/ Mark J. Nelson	Vice President and Corporate Controller	March 17, 2009

Mark J. Nelson

/s/ Robert L. Guyett	Director	March 17, 2009

Robert L. Guyett

/s/ Michael T. O’Neill	Director	March 17, 2009

Michael T. O’Neill

/s/ C. Kumar N. Patel	Director	March 17, 2009

C. Kumar N. Patel

/s/ Kenneth F. Potashner	Director	March 17, 2009

Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 17, 2009

Peter J. Simone

/s/ Markos I. Tambakeras	Director	March 17, 2009

Markos I. Tambakeras

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated statements of operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-3
Consolidated balance sheets as of January 3, 2009 and December 29, 2007	F-4
Consolidated statements of cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-5
Consolidated statements of comprehensive income (loss) and stockholders’ equity for the years ended January 3, 2009, December 29, 2007 and December 30, 2006	F-6
Notes to consolidated financial statements	F-7
Financial Statement Schedule — Schedule II — Consolidated valuation accounts	F-39

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Newport Corporation
We have audited the accompanying consolidated balance sheets of Newport Corporation as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newport Corporation’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
March 16, 2009

NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Net sales	$445,336	$445,197	$454,724
Cost of sales	274,542	259,636	256,756

Gross profit	170,794	185,561	197,968

Selling, general and administrative expenses	118,518	116,476	114,533
Research and development expense	46,068	42,570	41,981
Impairment charges	119,944	—	—

Operating income (loss)	(113,736)	26,515	41,454

Write-down of note receivable and other amounts related to previously discontinued operations, net of recoveries	(7,040)	—	—
Write-down of minority interest investment	(2,890)	—	—
Gain on extinguishment of debt	10,659	—	—
Gain on sale of building	2,504	—	—
Interest and other income (expense), net	(1,891)	137	(759)

Income (loss) from continuing operations before income taxes	(112,394)	26,652	40,695

Income tax provision (benefit)	28,545	(17,229)	2,193

Income (loss) from continuing operations	(140,939)	43,881	38,502

Loss from discontinued operations, net of income tax benefits of $31 for the year ended December 30, 2006	—	—	(1,075)

Net income (loss)	$(140,939)	$43,881	$37,427

Basic income (loss) per share:
Income (loss) from continuing operations	$(3.90)	$1.14	$0.95
Loss from discontinued operations, net of income tax benefits	—	—	(0.03)

Net income (loss)	$(3.90)	$1.14	$0.92

Diluted income (loss) per share:
Income (loss) from continuing operations	$(3.90)	$1.12	$0.91
Loss from discontinued operations, net of income tax benefits	—	—	(0.02)

Net income (loss)	$(3.90)	$1.12	$0.89

Shares used in the computation of income (loss) per share:
Basic	36,155	38,479	40,698
Diluted	36,155	39,058	42,167
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 3,	December 29,
	2009	2007

ASSETS
Current assets:
Cash and cash equivalents	$74,874	$88,737
Marketable securities	73,546	55,127
Accounts receivable, net of allowance for doubtful accounts of $1,642 and $1,381, as of January 3, 2009 and December 29, 2007, respectively	75,258	87,606
Notes receivable, net	6,610	3,821
Inventories	98,833	113,969
Deferred income taxes	7,504	6,248
Prepaid expenses and other current assets	10,740	13,603

Total current assets	347,365	369,111

Property and equipment, net	60,245	61,872
Goodwill	68,540	174,197
Deferred income taxes	2,555	16,932
Intangible assets, net	26,696	46,171
Investments and other assets	13,770	21,664

	$519,171	$689,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$14,089	$12,402
Accounts payable	24,636	33,319
Accrued payroll and related expenses	21,827	23,096
Accrued expenses and other current liabilities	29,258	24,598

Total current liabilities	89,810	93,415

Long-term debt	150,307	175,000
Obligations under capital leases, less current portion	1,220	1,381
Accrued pension liabilities	10,652	10,740
Accrued restructuring costs and other liabilities	16,594	4,966

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,048,634 and 36,917,734 shares issued and outstanding as of January 3, 2009 and December 29, 2007, respectively	4,207	4,308
Capital in excess of par value	380,463	389,328
Accumulated other comprehensive income	6,291	10,243
Retained earnings (accumulated deficit)	(140,373)	566

Total stockholders’ equity	250,588	404,445

	$519,171	$689,947

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(140,939)	$43,881	$37,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	119,944	—	—
Depreciation and amortization	22,204	21,260	19,494
Deferred income taxes, net	15,186	(19,679)	704
Provision for losses on inventories	7,989	4,501	2,411
Write-down of note receivable and other amounts related to previously discontinued operations	7,061	—	—
Write-down of minority interest investment	2,890	—	—
Stock-based compensation expense	1,803	3,668	6,915
Provision for doubtful accounts, net	574	190	697
(Gain) loss on disposal of property and equipment	(2,818)	198	45
Gain on extinguishment of debt	(10,659)	—	—
Loss on disposal of business	—	—	958
Gain on sale of patents	—	—	(1,425)
Realized foreign exchange translation gain	—	—	(915)
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	9,435	9,862	(17,972)
Inventories	5,537	(22,712)	(19,804)
Prepaid expenses and other assets	(64)	(2,193)	(3,028)
Accounts payable	(8,538)	1,147	4,483
Accrued payroll and related expenses	(1,101)	(5,032)	4,373
Accrued expenses and other liabilities	16,191	996	(4,991)
Accrued restructuring costs and purchase accounting reserves	32	(712)	(1,019)

Net cash provided by operating activities	44,727	35,375	28,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(18,575)	(18,705)	(18,894)
Proceeds from the sale of property and equipment, net of selling costs	6,983	—	237
Purchase of marketable securities	(71,789)	(58,061)	(46,034)
Proceeds from the sale of marketable securities	51,759	54,013	38,691
Business acquisitions, net of cash acquired	—	—	(7,118)
Proceeds from the sale of patents	—	—	1,425

Net cash used in investing activities	(31,622)	(22,753)	(31,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance long-term debt	3,307	175,000	—
Debt issuance costs	—	(5,563)	—
Repayment of long-term debt	(16,850)	(48,403)	(87)
Short term borrowings (repayments), net	(1,520)	14	(2,576)
Proceeds from the issuance of common stock under employee plans	2,053	5,064	11,931
Purchases of the Company’s common stock	(12,822)	(86,998)	(1,387)

Net cash provided by (used in) financing activities	(25,832)	39,114	7,881
Impact of foreign exchange rate changes on cash balances	(1,136)	1,071	1,277

Net increase (decrease) in cash and cash equivalents	(13,863)	52,807	5,818
Cash and cash equivalents at beginning of year	88,737	35,930	30,112

Cash and cash equivalents at end of period	$74,874	$88,737	$35,930

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,146	$3,793	$3,124
Income taxes, net	$26	$3,488	$5,291
See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity
(In thousands)

						Retained
				Deferred	Accumulated other	earnings/	Total
	Common Stock		Capital in excess	stock	comprehensive	(accumulated	stockholders’
	Shares	Amount	of par value	compensation	income	deficit)	equity

December 31, 2005	40,036	$4,672	$449,921	$(316)	$1,263	$(78,957)	$376,583
Net income	—	—	—	—	—	37,427	37,427
Foreign currency translation gain, net of reclassification adjustment	—	—	—	—	2,466	—	2,466
Minimum pension liability adjustment, net of income tax of $224	—	—	—	—	1,220	—	1,220
Unrealized gain on marketable securities, net of reclassification adjustment	—	—	—	—	192	—	192

Comprehensive income							41,305
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $364	—	—	—	—	(731)	—	(731)
Issuance of common stock under employee plans	1,504	175	11,756	—	—	—	11,931
Stock-based compensation expense	—	—	6,948	304	—	—	7,252
Repurchases of common stock	(81)	(9)	(1,378)	—	—	—	(1,387)
Cancellation of restricted stock	(1)	—	(12)	12	—	—	—

December 30, 2006	41,458	4,838	467,235	—	4,410	(41,530)	434,953
Net income	—	—	—	—	—	43,881	43,881
Foreign currency translation gain	—	—	—	—	4,868	—	4,868
Unrecognized net pension gain, net of income tax of $457	—	—	—	—	783	—	783
Unrealized gain on marketable securities	—	—	—	—	182	—	182

Comprehensive income							49,714
Cumulative effect to prior year accumulated deficit related to the adoption of FASB Interpretation No. 48 (FIN 48) (Note 11)	—	—	—	—	—	(1,785)	(1,785)
Issuance of common stock under employee plans	842	98	4,966	—	—	—	5,064
Stock-based compensation expense	—	—	3,497	—	—	—	3,497
Repurchases of common stock	(5,382)	(628)	(86,370)	—	—	—	(86,998)

December 29, 2007	36,918	4,308	389,328	—	10,243	566	404,445
Net loss	—	—	—	—	—	(140,939)	(140,939)
Foreign currency translation loss	—	—	—	—	(3,251)	—	(3,251)
Unrecognized net pension gain, net of income tax of $48	—	—	—	—	6	—	6
Unrealized loss on marketable securities	—	—	—	—	(707)	—	(707)

Comprehensive loss	—	—	—	—	—	—	(144,891)
Issuance of common stock under employee plans	320	38	2,015	—	—	—	2,053
Stock-based compensation expense	—	—	1,803	—	—	—	1,803
Repurchases of common stock	(1,189)	(139)	(12,683)	—	—	—	(12,822)

January 3, 2009	36,049	$4,207	$380,463	$—	$6,291	$(140,373)	$250,588

See accompanying notes.

NEWPORT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Newport Corporation (Newport or the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, aerospace and defense/security, life and health sciences, and industrial manufacturing. The Company provides a broad portfolio of products to customers in these end markets, allowing it to offer them an end-to-end resource for products that make, manage and measure light.
Basis of Presentation
The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The Company has adopted a conventional 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009, fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007 and fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006. Fiscal year 2008 consisted of 53 weeks and fiscal years 2007 and 2006 each consisted of 52 weeks.
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
Derivative Instruments
The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Transaction gains and losses are included in interest and other income (expense), net in the accompanying consolidated statements of operations.
There were no forward exchange contracts outstanding at January 3, 2009 or December 29, 2007.

Cash and Cash Equivalents and Marketable Securities
The Company considers cash-on-hand and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, unless the Company determines there is an other-than-temporary impairment, in which case the loss is recorded in the consolidated statements of operations.
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
Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to current notes receivable. At January 3, 2009 and December 29, 2007, notes receivable, net totaled $6.6 million and $3.8 million, respectively. Subsequently, certain of these promissory notes are sold with recourse to banks in Japan with which the Company regularly does business. The sales of these receivables have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At January 3, 2009 and December 29, 2007, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $4.3 million and $1.9 million, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. The majority of the Company’s marketable securities are managed by an investment management firm, under the oversight of the Company’s senior financial management team. The portfolio manager invests the funds in accordance with the Company’s investment policy, which, among other things, limits the amounts that may be invested with one issuer. Such policy is reviewed regularly by the Company’s senior financial management team and the Audit Committee of the Company’s Board of Directors.
The Company’s customers are concentrated in the scientific research, aerospace and defense/security, microelectronics, life and health sciences and industrial manufacturing markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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
Intangible Assets, including Goodwill
Intangible assets, other than goodwill and indefinite-lived trademarks and trade names, are amortized on a straight-line basis over their estimated useful lives as follows:

Developed technology	10 years
Customer relationships	10 years
Other	3 years
Indefinite-lived trademarks and trade names are subject to annual impairment testing and are not amortized.
Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company performs the annual impairment test as of the beginning of the fourth quarter of each year. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the assets of the reporting unit, is compared to the carrying value of goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount impaired. Based upon this two-step process, the Company determined that its goodwill was not impaired as of the beginning of the fourth quarter of 2008. However, due to a continued decline in its market capitalization, the Company reevaluated its goodwill as of the end of the fourth quarter and determined that the goodwill related to its Lasers Division was impaired and recorded a goodwill impairment charge of $104.6 million. While the Company believes that its assumptions used in evaluating the goodwill associated with its PPT Division are reasonable, if market conditions continue to worsen, the Company may be required to recognize a goodwill impairment charge.
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
Fair value of the Company’s reporting units is determined using a combination of a comparative company analysis, weighted at 25%, a comparative transaction analysis, weighted at 25%, and a discounted cash flow analysis, weighted at 50%. The comparative company analysis establishes fair value by applying market multiples to the Company’s revenue and earnings before income taxes, depreciation and amortization. Such multiples are determined by comparing the Company’s reporting units to other publicly traded companies within the respective industries that have similar economic characteristics. In addition, a control premium of 20% is added to reflect the value an investor would pay to obtain a controlling interest, which is consistent with the median control premium for transactions in those industries in which the Company does business. The comparative transaction analysis establishes fair value by applying market multiples to the Company’s revenue. Such multiples are determined through recent mergers and acquisitions for companies within the respective industries that have similar economic characteristics to the Company’s reporting units. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit and applying a 4% terminal growth rate. The present value of estimated discounted future cash flows is determined using the Company’s estimates of revenue and costs for the reporting units, driven by assumed growth rates, as well as appropriate discount rates. The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit. During 2008, due to market volatility, past transactions were deemed not to be comparable to the expected results from current transactions, and therefore, the comparative transaction analysis was excluded from the 2008 impairment analysis, and an additional weight of 25% was added to the discounted cash flow analysis.
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
Long-Lived Assets
The Company assesses the impairment of long-lived assets, other than goodwill and other indefinite-lived intangible assets, to determine if their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually in the fourth quarter of each year, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.
Warranty
Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters, gratings and crystals products, which generally carry a 90 day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set calendar period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.
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
Revenue Recognition
The Company recognizes revenue after title to and risk of loss of products have passed to the customer (which typically occurs upon shipment from the Company’s facilities), or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company records the full cost of the product at the time of shipment. Revenue for training is deferred until the service is completed. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.
Customers (including distributors) generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Product returns of catalog items have historically been insignificant and are charged against revenue in the period returned. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without the Company’s consent. For certain of these products, the Company establishes a sales return reserve based on the historical product returns.
Advertising
The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs were not material at January 3, 2009 and December 29, 2007. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.1 million, $4.0 million and $4.1 million for 2008, 2007 and 2006, respectively.
Shipping and Handling Costs
The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $5.3 million, $4.4 million and $5.2 million are included in selling, general and administrative expenses for 2008, 2007 and 2006, respectively.

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
Effective at the beginning of fiscal year 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, for the recognition, measurement and disclosure of uncertain tax positions. Under FIN 48, income tax positions must meet the more-likely-than-not threshold to be recognized in the financial statements. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as income tax expense.
Prior to 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.
Income (loss) per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding unvested restricted stock. Diluted income per share is computed using the weighted-average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents (restricted stock, restricted stock units and stock options) outstanding during the period, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant. A substantial portion of the Company’s awards vest based upon the achievement of certain financial performance goals established by the Compensation Committee of the Company’s Board of Directors. The Company records an expense relating to such awards over the vesting period based on the likelihood of achieving the performance goals. The fair value of time-based awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value of performance-based awards, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized using the graded vesting method over the requisite service period of the award, which is generally the vesting period.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial position or results of operations.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on the Company’s financial position or results of operations.
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
In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 must be applied retrospectively and early adoption is prohibited. Although these adjustments have not been audited, the Company expects that, upon the adoption of FSP APB 14-1 the Company will record a discount on its convertible notes and an increase to capital in excess of par of $27.5 million, a decrease in deferred debt issuance costs and an increase in equity issuance costs of $0.9 million; and a decrease in the deferred tax valuation allowance and an increase in to the deferred tax liability of $10.6 million. The discount on the convertible notes and the change in deferred issuance costs will be amortized over the term of the notes using the effective interest method, which with the resulting tax impact is expected to result in a reduction of $2.6 million in the company’s net income for 2007 and an increase of $3.0 million in its net loss for 2008. During 2008, the Company extinguished $28 million of its convertible notes for a price equal to approximately 60% of the principal amount of such notes and recorded a gain on extinguishment of $10.7 million. Upon implementation of FSP APB 14-1, the Company expects that such gain will be reduced by $2.9 million to account for the unamortized portion of the discount associated with the repurchased notes.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 requires companies to disclose how pension plan asset investment allocations are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will not have a material impact on the Company’s financial position or results of operations.
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

$6,700

During 2008, the Company determined that the goodwill and purchased intangible assets related to the Picarro acquisition were impaired and recorded impairment charges of $1.6 million relating to goodwill and $2.9 million relating to purchased intangible assets. See Note 5 for additional information regarding such charges.
Investments
The Company owns a minority interest in a privately held developer of flip chip and advanced packaging equipment for back-end semiconductor manufacturing applications. At December 29, 2007, the Company’s carrying value was $2.9 million, using the cost method of accounting, and is reflected in investments and other assets in the accompanying consolidated balance sheets. During the fourth quarter of 2008, due to such entity’s continued net losses and a decline in the valuation of its common stock, the Company determined that this investment had experienced an other-than-temporary decline in value and recorded a charge of $2.9 million to write off the full carrying value of such investment.
NOTE 3 MARKETABLE SECURITIES
The Company’s portfolio of marketable securities was as follows:

(In thousands)	January 3,	December 29,
	2009	2007

U.S. government and agency debt securities	$21,516	$13,063
Corporate debt securities	18,819	13,970
Equity securities	22,054	16,478
Asset-backed securities	10,504	10,674
Certificates of deposit	653	942

	$73,546	$55,127

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 3, 2009 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses

U.S. government and agency debt securities	$21,516	$419	$(4)
Corporate debt securities	18,819	26	(588)
Equity securities	22,054	154	—
Asset-backed securities	10,504	—	(938)
Certificates of deposit	653	1	—

	$73,546	$600	$(1,530)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. government and agency debt securities	$1,090	$(1)	$172	$(3)
Corporate debt securities	5,962	(249)	8,187	(340)
Asset-backed securities	7,361	(498)	3,144	(439)

	$14,413	$(748)	$11,503	$(782)

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 29, 2007 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses

U.S. government and agency debt securities	$13,063	$102	$(1)
Corporate debt securities	13,970	11	(98)
Equity securities	16,478	—	—
Asset-backed securities	10,674	49	(7)
Certificates of deposit	942	—	—

	$55,127	$162	$(106)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. government and agency debt securities	$826	$—	$269	$(1)
Corporate debt securities	8,047	(84)	4,409	(14)
Asset-backed securities	873	(2)	208	(5)
Certificates of deposit	942	—	—	—

	$10,688	$(86)	$4,886	$(20)

The contractual maturities of available for sale securities were as follows:

(In thousands)	January 3,	December 29,
	2009	2007

0 - 1 Year	$38,903	$24,277
1 - 2 Years	14,975	11,820
2 - 3 Years	4,153	8,094
3 - 5 Years	7,773	4,576
5 - 10 Years	1,514	1,598
More than 10 years	6,228	4,762

	$73,546	$55,127

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Gross realized gains	$123	$17	$64
Gross realized losses	(3)	(24)	(26)

	$120	$(7)	$38

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Raw materials and purchased parts	$84,472	$83,954
Work in process	7,624	15,239
Finished goods	33,422	37,920

	125,518	137,113
Allowance for excess and obsolete inventory	(26,685)	(23,144)

	$98,833	$113,969

Property and Equipment, net
Property and equipment, net, including assets under capital leases, were as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Land	$387	$3,004
Buildings	2,172	2,796
Leasehold improvements	30,787	30,820
Machinery and equipment	50,488	44,628
Office equipment	50,166	42,666

	134,000	123,914
Less accumulated depreciation	(73,755)	(62,042)

	$60,245	$61,872

Depreciation expense, including the amortization of assets under capital leases, totaled $15.0 million, $15.0 million and $13.5 million for 2008, 2007 and 2006, respectively.

Accrued Warranty Obligations
The activity in accrued warranty obligations was as follows:

	Year Ended
	January 3,	December 29,
(In thousands)	2009	2007

Balance at beginning of year	$5,847	$5,159
Additions charged to cost of sales	6,604	8,693
Warranty claims	(6,473)	(8,005)

Balance at end of year	$5,978	$5,847

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Deferred revenue	$11,813	$7,396
Accrued warranty obligations	5,978	5,847
Accrued sales tax	343	2,031
Other	11,124	9,324

	$29,258	$24,598

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	January 3,	December 29,
(In thousands)	2009	2007

Cumulative foreign currency translation gains	$6,884	$10,135
Unrecognized net pension gains, net of taxes	58	52
Unrealized gains (losses) on marketable securities	(651)	56

	$6,291	$10,243

NOTE 5 GOODWILL AND INTANGIBLE ASSETS
Goodwill, net by reportable segment was as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Lasers	$—	$104,562
Photonics and Precision Technologies	68,540	69,635

	$68,540	$174,197

During 2007, the Company recorded an adjustment of $0.4 million to its purchase accounting reserve related to the acquisition of assets from Picarro, which resulted in a corresponding reduction in goodwill. In 2008 and 2007, the Company recorded reductions in goodwill of $1.1 million and $0.7 million, respectively, due to the usage of a net operating loss carryforward from the acquisition of Spectra-Physics and certain related entities (collectively, Spectra-Physics).
During the fourth quarter of 2008, the Company conducted its annual goodwill impairment analysis and determined that its goodwill was not impaired. However, due to its declining market capitalization, the Company reevaluated its goodwill as of the end of the fourth quarter and concluded that the goodwill related to its Lasers Division was impaired. Based upon the implied fair value of goodwill, the Company recorded goodwill impairment charges totaling $104.6 million, which consisted of a charge of $103.0 million related to goodwill associated with the acquisition of Spectra-Physics and a charge of $1.6 million related to goodwill associated with the acquisition of assets from Picarro.
Intangible assets, excluding goodwill, were as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $3,210 and $6,443 as of January 3, 2009 and December 29, 2007, respectively	$3,990	$21,357
Customer relationships, net of accumulated amortization of $8,694 and $6,744 as of January 3, 2009 and December 29, 2007, respectively	10,806	12,756
Other, net of accumulated amortization of $388 and $230 as of January 3, 2009 and December 29,2007, respectively	—	158

	14,796	34,271
Intangible assets not subject to amortization:
Trademarks and trade names	11,900	11,900

Intangible assets, net	$26,696	$46,171

Amortization expense related to intangible assets totaled $3.9 million, $4.1 million and $3.8 million for 2008, 2007 and 2006, respectively.
During 2008, the Company conducted an impairment analysis and, due to diminished cash flow projections for certain products, determined that developed technology related to its Lasers Division was impaired. Accordingly, the Company recorded impairment charges totaling $15.4 million, which consisted of a charge of $12.5 million related to developed technology associated with the Spectra-Physics acquisition and a charge of $2.9 million related to developed technology acquired from Picarro.

Estimated aggregate amortization expense for future fiscal years will be amortized over a weighted-average life of 5.5 years for both developed technology and customer relationships as follows:

Estimated
Aggregate
Amortization
(In thousands)	Expense

2009	$2,670
2010	2,670
2011	2,670
2012	2,670
2013	2,670
Thereafter	1,446

$14,796

NOTE 6 INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, was as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Interest and dividend income	$4,208	$6,717	$3,247
Interest expense	(6,000)	(5,579)	(3,847)
Bank and portfolio asset management fees	(612)	(642)	(549)
Other, net	513	(359)	390

	$(1,891)	$137	$(759)

NOTE 7 STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION
Stock-Based Benefit Plans
In March 2006, the Company’s Board of Directors adopted the 2006 Performance-Based Stock Incentive Plan (2006 Plan) subject to approval of its stockholders, which was received in May 2006. The primary purpose of the 2006 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts, the successful conduct and development of the Company’s business largely depends.
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
The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years. The vesting of substantially all awards granted to directors under the 2006 Plan occurs over a period of one year. The vesting of substantially all awards granted to officers and employees under the 2006 Plan occurs over a period of three years, conditioned on the achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors. In certain cases, the

Company’s performance-based awards provide that if the performance goals are not achieved in full for the initial applicable annual performance period, then fifty percent of the awards tied to such performance goals that do not vest will carry over and be eligible for vesting, subject to the achievement of certain performance goals for the next annual performance period. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.
The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The Purchase Plan allows employees to purchase common stock in any quarterly offering period at 95% of the fair market value of the stock on the last day of the offering period.
Stock-Based Compensation Expense
SFAS No. 123R requires the Company to recognize compensation expense related to the fair value of its stock-based awards. The Company estimates the fair value of stock options at the date of grant using a Black-Scholes-Merton option-pricing model. The weighted-average fair values and underlying assumptions for 2006 were as follows:

Year Ended
December 30,
2006
Fair value	$5.79
Expected annual volatility	35.90%
Risk-free interest rate	4.40%
Expected term (years)	5.4
Annualized expected dividend yield	—
The Company did not grant any stock options during 2008 or 2007.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Cost of sales	$52	$425	$516
Selling, general and administrative expenses	1,654	3,005	5,935
Research and development expense	97	238	464

	$1,803	$3,668	$6,915

As required by SFAS No. 123R, the Company estimates the expected future forfeitures of stock options, restricted stock and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed a forfeiture rate in recognizing compensation expense of 15.4% for 2008 and 12.4% for 2007 and 2006.
At January 3, 2009, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $0.6 million (net of estimated forfeitures of $40,000). Such amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will vest. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.5 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards will be achieved. At January 3, 2009, there were 2.1 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $11.49 per share that were not expected to vest.
Stock Options and Awards Activity
The following table summarizes stock option activity for the year ended January 3, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)

Outstanding at December 29, 2007	3,390	$19.97
Granted	—	$—
Exercised	(150)	$6.23
Forfeited (cancelled pre-vesting)	(8)	$13.45
Expired (cancelled post-vesting)	(524)	$22.26

Outstanding at January 3, 2009	2,708	$20.31	3.7	$370

Vested and expected to vest at January 3, 2009	2,695	$20.34	3.7	$370

Options exercisable at January 3, 2009	2,623	$20.53	3.7	$370
The intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 totaled $0.8 million, $3.0 million and $16.9 million, respectively. The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.
The grant date fair value of options that vested during fiscal year 2008, 2007 and 2006 totaled $1.0 million, $3.1 million and $3.5 million, respectively.
The following table summarizes the Company’s performance-based and time-based restricted stock unit activity for the year ended January 3, 2009:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value

Outstanding at December 29, 2007	1,142	$15.43
Granted	1,432	$9.88
Vested	(54)	$15.45
Forfeited	(338)	$14.15

Outstanding at January 3, 2009	2,182	$11.99

At January 3, 2009, the Company had reserved 8,349,734 shares of common stock for future issuance under its stock incentive plans and assumed stock options, which included 3,459,575 shares that were reserved for the future grant of stock-based awards under these plans, and had reserved 1,344,782 shares of common stock for future issuance under the Purchase Plan.

NOTE 8 DEBT AND LINES OF CREDIT
Long-term convertible notes
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
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share), only under the following circumstances: (i) if the closing price of the Company’s common stock reaches, or the trading price of the notes fall below, specified thresholds for a specified number of trading days, (ii) if specified distributions to holders of the Company’s common stock occur, (iii) if a fundamental change occurs or (iv) during the period from and including January 15, 2012 to, but excluding, the maturity date. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. If a special trigger event occurs, the Company will pay, to the extent described in the indenture for the notes, a make whole premium on notes converted after the special trigger event by increasing the conversion rate applicable to the notes. The conversion feature embedded in the convertible notes has not been required to be accounted for separate from the notes. However, upon the implementation of FSP APB 14-1 the Company will be required to account for the debt and equity components of the notes separately in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. See Note 1 for additional information regarding FSP APB 14-1.
At the time of issuance of the notes, the Company used $40.0 million of the net proceeds from the offering to repurchase 2,120,000 million shares of the Company’s common stock at a purchase price of $18.86 per share, which shares were retired and returned to the status of authorized but unissued shares. The Company used $48.2 million of the net proceeds from the offering to prepay all of its long-term debt owed to Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo) pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004.
During 2008, the Company extinguished $28 million of its convertible subordinated notes at a weighted-average price equal to 60% of the principal amount of the notes, or $16.8 million. The $10.7 million gain on extinguishment of the debt, net of unamortized fees of $0.6 million, has been recorded as non-operating income in the Company’s consolidated statements of operations. Upon the implementation of FSP APB 14-1, the Company expects that this gain will be reduced by $2.9 million to account for the unamortized portion of the discount associated with the repurchased notes.
The Company’s convertible notes are included in long-term debt and the associated offering fees and expenses, which are being amortized over the term of the notes, are included in investments and other assets in the accompanying consolidated balance sheets. As of January 3, 2009, such offering fees and expenses totaled $2.9 million, net of amortization of $2.1 million and the write-off of unamortized fees associated with the extinguished notes of $0.6 million.

Long-term debt
On June 30, 2008, the Company issued 300 million yen ($3.3 million at January 3, 2009) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
Lines of credit
At January 3, 2009, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. At December 29, 2007, the Company had a total of four lines of credit, including one domestic revolving line of credit and three revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.43% at January 3, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.12% at January 3, 2009) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At January 3, 2009, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
The two revolving lines of credit with Japanese banks totaled 1.4 billion yen ($15.4 million at January 3, 2009) and expire as follows: $6.6 million on March 31, 2009 and $8.8 million on May 31, 2009. These lines are not secured and bear interest at the prevailing bank rate. At January 3, 2009, the Company had $9.8 million outstanding and $5.6 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets.
The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.1 million at January 3, 2009), have no expiration dates and bear interest at the prevailing bank rate. At January 3, 2009, the Company had $4.3 million outstanding and $1.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140.
As of January 3, 2009, the weighted-average interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 1.9%.
Total long-term debt was as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Japanese private placement bonds due June 2011, interest at 1.55% semi-annually	$3,307	$—
Convertible notes due February 2012, interest at 2.5% semi-annually	147,000	175,000

Total long-term debt	$150,307	$175,000

NOTE 9 NET INCOME (LOSS) PER SHARE
The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands, except per share data)	2009	2007	2006

Income (loss) from continuing operations	$(140,939)	$43,881	$38,502

Shares:
Weighted average shares outstanding — basic	36,155	38,479	40,698
Dilutive potential common shares, using treasury stock method	—	579	1,469

Weighted average shares outstanding — diluted	36,155	39,058	42,167

Income (loss) from continuing operations per share:
Basic	$(3.90)	$1.14	$0.95

Diluted	$(3.90)	$1.12	$0.91

For 2008, 2007 and 2006, 2,614,368, 849,540 and 545,340 stock options with weighted-average exercise prices of $21.19, $43.57 and $59.10, respectively, were excluded from the computations of diluted net income (loss) per share, as their inclusion would be antidilutive. In addition, for 2008, 2007 and 2006, 2,075,140, 1,078,280 and 529,960 restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income (loss) per share, as the performance criteria had not been met as of January 3, 2009, December 29, 2007 and December 30, 2006, respectively. For 2008, an additional 79,514 common stock equivalents have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.
NOTE 10 COMMITMENTS AND CONTINGENCIES
Facility Leases
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

Future minimum rental commitments under the terms of these leases at January 3, 2009 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations

Payments Due By Period:
2009	$190	$9,459	$9,649
2010	190	5,554	5,744
2011	189	4,773	4,962
2012	188	2,278	2,466
2013	187	1,781	1,968
Thereafter	813	2,202	3,015

Total minimum payments	1,757	$26,047	$27,804

Less amount representing interest	(428)

Present value of obligation	$1,329

Sale-Leaseback
During 2008, the Company sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. The Company has recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement. The future minimum rental commitments under the terms of this agreement are $0.8 million, which will be paid through December 31, 2009 and are included under operating leases in the table above.
Subleases
The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at January 3, 2009 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2009	$190
2010	184
2011	138
2012	12

Total minimum sublease payments	$524

Rental expense, net of sublease income, from continuing operations under all leases totaled $9.0 million, $8.9 million and $8.1 million for 2008, 2007 and 2006, respectively.
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
At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at January 3, 2009 and December 29, 2007. In connection with the acquisition, Thermo (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for additional costs relating to clean-up requirements or third party claims relating to this site that arise prior to July 16, 2014. The Company is unaware of any future expenses associated with this site for which it will be liable.
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
NOTE 11 INCOME TAXES
United States and foreign income (loss) from continuing operations before income taxes were as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

United States	$(115,142)	$20,540	$32,583
Foreign	2,748	6,112	8,112

	$(112,394)	$26,652	$40,695

The income tax provision (benefit) based on income (loss) from continuing operations were as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Current:
Federal	$(17)	$(116)	$(1,782)
State	933	637	234
Foreign	3,105	2,725	3,037

	4,021	3,246	1,489
Deferred:
Federal	21,125	(17,005)	—
State	3,567	(2,843)	—
Foreign	(168)	(627)	704

	24,524	(20,475)	704

	$28,545	$(17,229)	$2,193

The income tax provision (benefit) that was based on income (loss) from continuing operations differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Income tax provision at statutory rate	$(39,338)	$9,328	$14,243
Increase (decrease) in taxes resulting from:
Impairment of goodwill	36,576	—	—
Non-deductible expenses	182	382	117
State tax (net of federal benefit)	2,864	(1,473)	55
Foreign rate variance	(1,090)	(150)	850
Income tax credits	(178)	(763)	—
Valuation allowance	24,342	(25,154)	(10,792)
Increase (reduction) of tax contingency	3,160	402	(2,160)
Other, net	2,027	199	(120)

	$28,545	$(17,229)	$2,193

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

	January 3,	December 29,
(In thousands)	2009	2007

Deferred tax assets:
Net operating loss carryforwards	$23,336	$32,799
Accruals and reserves not currently deductible	19,400	17,553
Tax credit carryforwards	15,638	15,554
Capital loss carryforwards	630	627
Foreign deferred tax assets	9,774	4,092
Other basis differences	6,279	—

Total gross deferred tax assets	75,057	70,625
Valuation allowance	(58,423)	(25,952)

	16,634	44,673

Deferred tax liabilities:
Intangible assets	8,854	16,029
Property and equipment	4,968	4,461
Other basis differences	1,983	1,003

Total deferred tax liabilities	15,805	21,493

Net deferred tax assets	$829	$23,180

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment.
The Company had previously established a valuation allowance due to the uncertainty as to the timing and ultimate realization of its U.S. deferred tax assets. In the fourth quarter of 2007, the Company recorded a partial release of $19.8 million of this valuation allowance due to the fact that the Company had cumulative pre-tax income for the three years then ended and was projecting pre-tax income for 2008 and 2009. During the fourth quarter of 2008, the Company determined that goodwill and certain purchased intangible assets related to its Lasers Division were impaired and recorded impairment charges of $119.9 million, which resulted in a cumulative three-year loss position as of January 3, 2009. After evaluating this loss position together with other positive and negative facts, the Company determined that it was more likely than not that some portion or all of its net deferred tax assets will not be realized. Therefore, the Company reestablished the $19.8 million valuation allowance that had been previously released in 2007. Furthermore, due to the impairment charges related to its Lasers Division, the Company determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, recorded an additional valuation allowance of $4.6 million in 2008.
At January 3, 2009, the Company had gross federal, state, and foreign net operating loss carryforwards totaling approximately $75.8 million, $54.2 million, and $21.4 million, respectively. Of the $75.8 million and $54.2 million federal and state net operating loss, respectively, $16.3 million relates to tax deductions associated with certain stock compensation, the tax benefit of which will be credited to additional paid in capital when recognized. Federal net operating loss carryforwards begin to expire in 2022 and state net operating loss carryforwards begin to expire in 2009. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely, although some will begin to expire in 2009.
At January 3, 2009, the Company had federal and state income tax credit carryforwards of $9.8 million and $8.2 million, which begin to expire in 2016 and 2009, respectively, and had federal capital loss carryforwards of approximately $1.5 million, which begin to expire in 2009.
If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.
Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $21.1 million and $20.9 million at January 3, 2009 and December 29, 2007, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.
The Company adopted FIN 48 as of the beginning of fiscal year 2007. As a result of adoption, the reserve for uncertain tax positions increased by $2.9 million, deferred income tax assets increased by $1.1 million, and shareholders’ equity decreased by $1.8 million.
As of December 29, 2007, the Company had $6.9 million of gross unrecognized tax benefits and the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4.8 million. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. Such amounts were not significant as of December 29, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended
	January 3,	December 29,
(In thousands)	2009	2007

Unrecognized tax benefits at beginning of year	$6,896	$8,399
Gross increases for tax positions of prior years	—	262
Gross decreases for tax positions of prior years	(1,196)	(2,683)
Gross increases for tax positions of current year	3,047	1,578
Settlements	(139)	(660)
Lapse of statute of limitations	—	—

Unrecognized tax benefits at end of year	$8,608	$6,896

As of January 3, 2009, the Company had $8.6 million of gross unrecognized tax benefits and the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7.7 million. Interest and penalties related to unrecognized tax benefits were not significant as of January 3, 2009. The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease by $0.9 million within the next twelve months.
The Company is subject to audit by federal, state, local and foreign tax authorities in the ordinary course of business. In November 2008, the Internal Revenue Service initiated the review of the 2006 consolidated federal income tax return. The Company does not believe that the results of the examination will have a material impact on the Company’s financial condition or results of operations.
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
The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2005 through current periods
California	2004 through current periods
France	2006 through current periods
Germany	2005 through current periods
Japan	2002 through current periods
However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2000 tax year.
NOTE 12 STOCKHOLDERS’ EQUITY TRANSACTIONS
In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to purchase up to 4.2 million shares of its common stock. This new program replaced the Company’s previous repurchase program. During 2007, the Company repurchased 3.1 million shares of common stock under this program in the open market at an average price of $14.35 per share for a total of $45.1 million. During the first quarter of 2008, the Company repurchased an additional 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed its purchases under this program.

In May 2008, the Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. During 2008, the Company repurchased 127,472 shares for $1.4 million under this program. As of January 3, 2009, a total of approximately 3.9 million shares remained available for repurchase under the program.
In February 2007, the Company repurchased approximately 2.1 million shares of its common stock at a purchase price of $18.86 per share, for a total of approximately $40.0 million, using a portion of the proceeds received from its issuance of convertible notes. Such repurchase was approved by the Company’s Board of Directors in addition to the share repurchase program approved in 2006.
In 2008, 2007 and 2006, the Company received and cancelled 5,145, 118,845 and 80,686 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of restricted stock and restricted stock units issued to them under the Company’s stock incentive plans. The value of these shares totaled $0.1 million, $1.9 million and $1.4 million, respectively, at the time they were received.
NOTE 13 FAIR VALUE MEASUREMENTS
The Company’s financial instruments include cash and equivalents, marketable securities, investments, notes receivable, short-term obligations and long-term debt. The carrying amount of cash and equivalents and short-term obligations approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quoted market prices at year-end. The fair value of investments which represent minority interest investments carried at cost, are estimated based upon the indicated fair value using the most recent valuation. The carrying value of the note receivable, which was received as part of the consideration for the sale of the Company’s robotic systems operations in Richmond, California in 2005, approximates fair value. The fair value of the Company’s long-term debt was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.
The estimated fair values of the Company’s financial instruments were as follows:

	January 3, 2009		December 29, 2007
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$74,874	$74,874	$88,737	$88,737
Marketable securities	$73,546	$73,546	$55,127	$55,127
Investments	$—	$—	$2,890	$3,633
Pension assets not owned by plan	$6,614	$6,614	$6,598	$6,598
Note receivable related to sale of business	$—	$—	$5,701	$5,701
Short-term obligations	$14,089	$14,089	$12,402	$12,402
Long-term debt	$150,307	$117,967	$175,000	$175,000
During the first quarter of 2008, the Company adopted SFAS No. 157, which requires that, for any assets and liabilities measured at fair value on a recurring basis, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active
		Markets for		Significant
		Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
Description	January 3, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$73,546	$73,546	$—	$—
Pension assets not owned by plan	6,614	6,614	—	—

	$80,160	$80,160	$—	$—

As indicated in Note 5, during 2008, the Company conducted a goodwill impairment analysis and recorded a goodwill impairment charge of $104.6 million related to its Lasers Division. The Company’s assets measured at fair value on a non-recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant	Total
		Identical Assets	Observable Inputs	Unobservable Inputs	Gains /
Description	January 3, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Assets:
Goodwill	$68,540	$—	$68,540	$—	$(104,562)

	$68,540	$—	$68,540	$—	$(104,562)

NOTE 14 EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized in continuing operations for the plan totaled $4.8 million, $4.7 million and $4.7 million for 2008, 2007 and 2006, respectively.
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

The measurement date for the amounts shown below was as of January 3, 2009, December 29, 2007 and December 30, 2006. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	January 3,	December 29,	December 30,
	2009	2007	2006

Service cost	$587	$638	$641
Interest cost on projected benefit obligation	676	654	599
Expected return on plan assets	(159)	(183)	(162)
Recognized net actuarial loss	—	—	50

	$1,104	$1,109	$1,128

The changes in projected benefit obligation and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans were as follows:

(In thousands)	January 3,	December 29,
	2009	2007

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$15,747	$17,078
Service cost	518	566
Interest cost	676	654
Contributions by plan participants	11	18
Actuarial loss (gain)	59	(1,589)
Benefits paid	(1,576)	(1,942)
Currency translation adjustments	(149)	962

Projected benefit obligation, end of year	15,286	15,747

Change in plan assets:
Fair value of plan assets, beginning of year	4,769	5,428
Company contributions	1,126	1,138
Contributions by plan participants	11	18
Gain (loss) on plan assets	19	(157)
Benefits paid	(1,400)	(1,790)
Currency translation adjustments	(123)	132

Fair value of plan assets, end of year	4,402	4,769

Funded status	$(10,884)	$(10,978)

Amounts recognized in the balance sheet:
Current portion of pension liabilities	$(232)	$(238)
Accrued pension liabilities	(10,652)	(10,740)

Total accrued pension liabilities	$(10,884)	$(10,978)

Accumulated other comprehensive income	$(58)	$(52)
Deferred taxes	$(45)	$(93)
At January 3, 2009, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $15.3 million, $12.2 million and $4.4 million, respectively. At December 29, 2007, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $15.7 million, $14.3 million and $4.8 million, respectively.

At January 3, 2009, the estimated benefit payments for the next 10 years were as follows:

Estimated
Benefit
(In thousands)	Payments
2009	$1,091
2010	397
2011	1,237
2012	801
2013	727
2014-2017	5,890

$10,143

The Company expects to contribute $1.1 million to the plans during 2009.
The weighted-average rates used to determine the net periodic benefit costs were as follows:

	January 3,	December 29,	December 30,
	2009	2007	2006

Discount rate	4.60%	4.40%	3.80%
Rate of increase in salary levels	3.00%	2.90%	2.90%
Expected long-term rate of return on assets	3.60%	3.50%	3.40%
     The weighted-average rates used to determine projected benefit obligations at the respective periods were as follows:

	January 3,	December 29,
	2009	2007

Discount rate	4.10%	4.50%
Rate of increase in salary levels	2.80%	3.00%
Expected long-term rate of return on assets	3.60%	3.50%
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
Plan assets were held in the following categories as a percentage of total plan assets:

	January 3,	December 29,
	2009	2007

Cash	22%	32%
Bonds	19	24
Pooled funds of insurance companies	59	44

	100%	100%

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

Other Pension-Related Assets
As of both January 3, 2009 and December 29, 2007, the Company had assets with aggregate market values of $6.6 million, which it has set aside in connection with its German pension plans. Such funds were being held and invested by the insurance company administering these plans, in accordance with German pension laws. As of January 3, 2009, such funds were invested in debt securities 91%, real estate 7% and equity securities 2%. As of December 29, 2007, such funds were invested in debt securities 84%, real estate 3% and equity securities 13%. Because these assets were not assets of the pension plan and could be accessed by the Company, they were not included in the funded status shown above. Such assets are included in investments and other assets in the accompanying consolidated balance sheets.
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
The PPT Division’s products and systems are used in applications that range from basic research and development activities to high-precision manufacturing. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision micro-positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, opto-mechanical subassemblies and crystals. The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of solar panels, disk drives, and other communications and electronic devices, including microwave, optical, radio frequency and multi-chip modules.
The Company measured operating income (loss) reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain unallocated net sales and operating expenses, impairment and other charges and gains, interest and other income (expense), net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 were as follows:

(In thousands)	Lasers	PPT
	Division	Division	Total

Year ended January 3, 2009
Sales to external customers	$187,536	$257,800	$445,336
Depreciation and amortization	$7,270	$6,290	$13,560
Impairment charges	$119,944	$—	$119,944
Segment income (loss)	$(126,313)	$39,665	$(86,648)
Segment assets	$135,618	$187,920	$323,538
Expenditures for long-lived assets	$3,892	$7,216	$11,108

Year ended December 29, 2007
Sales to external customers	$185,186	$260,011	$445,197
Depreciation and amortization	$7,012	$6,127	$13,139
Segment income	$1,445	$54,397	$55,842
Segment assets	$271,504	$201,531	$473,035
Expenditures for long-lived assets	$2,548	$5,000	$7,548

Year ended December 30, 2006
Sales to external customers	$190,842	$262,132	$452,974
Depreciation and amortization	$7,480	$5,570	$13,050
Segment income	$8,042	$56,542	$64,584
Segment assets	$265,617	$234,036	$499,653
Expenditures for long-lived assets	$3,711	$5,400	$9,111
The following reconciles segment income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Year Ended
(In thousands)	January 3,	December 29,	December 30,
	2009	2007	2006

Segment income (loss)	$(86,648)	$55,842	$64,584
Unallocated net sales (1)	—	—	1,750
Unallocated operating expenses	(27,088)	(29,327)	(24,880)
Write-down of note receivable and other amounts related to previously discontinued operations, net of recoveries	(7,040)	—	—
Write-down of minority interest investment	(2,890)	—	—
Gain on extinguishment of debt	10,659	—	—
Gain on sale of building	2,504	—	—
Interest and other income (expense), net	(1,891)	137	(759)

Consolidated income (loss) from continuing operations before income taxes	$(112,394)	$26,652	$40,695

(1)	2006 includes revenue associated with licensing of certain intellectual property, which was not allocated to the business segments.

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Depreciation and amortization for reportable segments	$13,560	$13,139	$13,050
Depreciation and amortization for assets held at corporate	8,644	8,121	6,444

Total depreciation and amortization	$22,204	$21,260	$19,494

Assets of reportable segments	$323,538	$473,035	$499,653
Assets held at corporate, primarily cash and cash equivalents and marketable securities	195,633	216,912	93,362

Total assets	$519,171	$689,947	$593,015

Expenditures for long-lived assets for reportable segments	$11,108	$7,548	$9,111
Expenditures for assets held at corporate	7,467	11,157	9,783

Total expenditures for long-lived assets	$18,575	$18,705	$18,894

Selected financial information for the Company’s operations by geographic area was as follows:

	As of or for the Year Ended
	January 3,	December 29,	December 30,
(In thousands)	2009	2007	2006

Geographic area net sales:
United States	$208,736	$223,891	$238,433
Europe	114,936	112,695	99,968
Pacific Rim	100,676	80,946	91,277
Other	20,988	27,665	25,046

	$445,336	$445,197	$454,724

Geographic area long-lived assets:
United States	$45,736	$51,489	$46,981
Europe	11,328	8,895	9,140
Other	3,181	1,488	1,279

	$60,245	$61,872	$57,400

NOTE 16 WRITE DOWN OF NOTE RECEIVABLE AND OTHER AMOUNTS
In 2005, the Company sold its robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. Such business had been previously classified by the Company as a discontinued operation. Kensington has failed to make certain principal, interest and rent payments due under its agreements with the Company. The note is secured by a first-priority security interest in certain Kensington assets, and the Company has begun legal proceedings to collect amounts owed. Due to uncertainty regarding collectibility of such amounts, in 2008, the Company wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, the Company has recorded this write-down through continuing operations in its consolidated statements of operations. Any additional amounts paid or recovered in the future will be included in continuing operations in the Company’s consolidated statements of operations for the periods in which the cash is collected or paid.
NOTE 17 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Year Ended January 3, 2009:
Net sales	$115,243	$117,664	$105,026	$107,403
Gross profit	$46,111	$47,297	$39,602	$37,784
Net income (loss) (1)	$3,725	$(2,792)	$(1,135)	$(140,737)
Basic income (loss) per share (2)	$0.10	$(0.08)	$(0.03)	$(3.91)
Diluted income (loss) per share (2)	$0.10	$(0.08)	$(0.03)	$(3.91)

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter

Year Ended December 29, 2007:
Net sales	$107,264	$110,904	$109,001	$118,028
Gross profit	$46,631	$49,061	$43,592	$46,277
Net income	$5,251	$7,963	$5,542	$25,125
Basic income per share (2)	$0.13	$0.20	$0.15	$0.68
Diluted income per share (2)	$0.13	$0.20	$0.15	$0.67

(1)	During the fourth quarter of 2008, the Company recorded impairment charges of $119.9 million (Note 5), a gain on the extinguishment of convertible subordinated notes of $10.7 million (Note 8) and a gain on the sale of a building under a sale-leaseback agreement of $2.5 million (Note 10).

(2)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION
Schedule II
Consolidated Valuation Accounts

		Additions	Additions
	Balance at	Charged	Charged		Other	Balance at
	Beginning	to Costs and	to Other		Charges	End of
(In thousands)	of Period	Expenses	Accounts	Write-Offs	Add/Deduct (1)	Period

Year Ended January 3, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,381	$573	$—	$(252)	$(60)	$1,642
Reserve for inventory obsolescence	$23,144	$7,989	$—	$(4,825)	$377	$26,685

Year Ended December 29, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,503	$190	$—	$(397)	$85	$1,381
Reserve for inventory obsolescence	$23,370	$4,501	$—	$(5,251)	$524	$23,144

Year Ended December 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,402	$697	$—	$(629)	$33	$1,503
Reserve for inventory obsolescence	$26,275	$3,508	$154	$(7,059)	$492	$23,370

(1)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006).

3.2	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.8*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description of Exhibit

10.9*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.11*	Form of Nonqualified Stock Option Agreement between the Registrant and each of the former optionholders of Micro Robotics Systems, Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, File No. 333-86268, filed with the Securities and Exchange Commission on April 15, 2002).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.16*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.17*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.18*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.19*	Separation Agreement, dated September 18, 2007, by and between the Registrant and Robert G. Deuster (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2007).

10.20	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.21	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

Exhibit
Number	Description of Exhibit

10.22	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.