Form 10-Q
period 2009-04-04
NEWPORT CORP
filed 2009-05-14
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
As of May 1, 2009, 36,160,268 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Net sales	$89,536	$115,243
Cost of sales	55,229	69,132

Gross profit	34,307	46,111

Selling, general and administrative expenses	27,487	29,791
Research and development expense	9,355	11,444

Operating income (loss)	(2,535)	4,876

Interest and other expense, net	(2,119)	(1,719)

Income (loss) before income taxes	(4,654)	3,157

Income tax provision	164	668

Net income (loss)	$(4,818)	$2,489

Net income (loss) per share:
Basic	$(0.13)	$0.07
Diluted	$(0.13)	$0.07

Shares used in per share calculations:
Basic	36,066	36,539
Diluted	36,066	36,594
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 4,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$75,932	$74,874
Marketable securities	65,809	73,546
Accounts receivable, net of allowance for doubtful accounts of $1,581 and $1,642 as of April 4, 2009 and January 3, 2009, respectively	64,441	75,258
Notes receivable, net	3,606	6,610
Inventories, net	102,591	98,833
Deferred income taxes	12,824	13,456
Prepaid expenses and other current assets	10,332	10,740

Total current assets	335,535	353,317

Property and equipment, net	58,036	60,245
Goodwill	68,540	68,540
Deferred income taxes	2,707	2,555
Intangible assets, net	26,029	26,696
Investments and other assets	13,007	13,550

	$503,854	$524,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$9,591	$14,089
Accounts payable	22,905	24,636
Accrued payroll and related expenses	15,865	21,827
Accrued expenses and other current liabilities	25,915	29,258

Total current liabilities	74,276	89,810

Long-term debt	136,291	135,478
Obligations under capital leases, less current portion	1,150	1,220
Accrued pension liabilities	10,188	10,652
Other liabilities	22,558	22,546

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,160,268 and 36,048,634 shares issued and outstanding as of April 4, 2009 and January 3, 2009, respectively	4,220	4,207
Capital in excess of par value	407,695	407,047
Accumulated other comprehensive income	4,642	6,291
Accumulated deficit	(157,166)	(152,348)

Total stockholders’ equity	259,391	265,197

	$503,854	$524,903

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,818)	$2,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,331	5,067
Amortization of discount on convertible subordinated notes	1,129	1,299
Provision for losses on inventories	1,833	1,557
Stock-based compensation expense	449	757
Provision for doubtful accounts, net	69	151
Deferred income taxes, net	(568)	65
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	11,758	(3,669)
Inventories	(7,462)	(4,133)
Prepaid expenses and other assets	151	(2,400)
Accounts payable	(1,062)	449
Accrued payroll and related expenses	(5,767)	(652)
Accrued expenses and other liabilities	(3,135)	412
Other long-term liabilities	216	(70)

Net cash (used in) provided by operating activities	(1,876)	1,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,224)	(5,481)
Purchase of marketable securities	(5,082)	(14,232)
Proceeds from the sale of marketable securities	12,826	8,369

Net cash (used in) provided by investing activities	6,520	(11,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(30)	(15)
Short-term borrowings, net of repayments	(3,179)	2,929
Proceeds from the issuance of common stock under employee plans	212	910
Purchases of common stock and restricted stock units	—	(11,450)

Net cash used in financing activities	(2,997)	(7,626)
Impact of foreign exchange rate changes on cash balances	(589)	1,439

Net increase (decrease) in cash and cash equivalents	1,058	(16,209)
Cash and cash equivalents at beginning of period	74,874	88,737

Cash and cash equivalents at end of period	$75,932	$72,528

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,937	$2,321
Income taxes, net	$1,056	$264
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Newport Corporation and its wholly owned subsidiaries (collectively referred to as the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending January 2, 2010. The January 3, 2009 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.
Certain prior period amounts have been reclassified to reflect the Company’s retrospective implementation of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 8 for additional detail.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued a series of Staff Positions related to the application of fair value measurements, disclosing fair value measurements and recognizing other than temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance for estimating the fair value of an asset or liability when the volume or level of trading activity has significantly decreased. In addition, FSP FAS 157-4 requires companies to disclose inputs and valuation techniques used in interim and annual periods and any changes in valuation techniques and related inputs. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires public companies to include the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, in interim filings. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the guidance for recognizing an other-than-temporary impairment on debt securities. If a company intends to sell a debt security or if it is more likely than not that a company will be required to sell a debt security prior to its anticipated recovery, an other-than-temporary impairment is considered to have occurred. If a company determines it does not intend to sell a debt security and it is not more likely than not that the company will be required to sell the debt security before its anticipated recovery, then only credit losses, if any, would be recorded as an other-than-temporary impairment through earnings and all other impairments would be recorded through other comprehensive income. Companies are also required to disclose the methodology and significant inputs used to calculate credit losses and provide a rollforward of credit losses. In addition, FSP FAS 115-2 and FAS 124-2 requires the disclosures required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, be made on a quarterly basis. All of the FSPs issued in April 2009 must be applied prospectively and will be effective for interim and annual periods ending after June 15, 2009, and early adoption for periods ending after March 15, 2009 is permitted if all three FSPs are adopted early. The Company will adopt these FSPs in its second fiscal quarter of 2009, and the Company does not expect that such adoption will have a material impact on its financial position or results of operations.
In April 2009, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) 111. SAB 111 amends and replaces SAB Topic 5M, Miscellaneous Accounting — Other Than Temporary Impairment of Certain Investments in Equity Securities, to reflect the changes set forth in FSP FAS 115-2 and FAS 124-2, as described above. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 is not expected to have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends the guidance in SFAS No. 141 (Revised 2007), Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, and the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date would not be required. For unrecognized contingencies, entities would only be required to include the disclosures required by SFAS No. 5. Further, FSP FAS 141(R)-1 provides that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination should be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for annual reporting periods beginning on or after December 15, 2008. The adoption of this FSP will not have an impact on the Company’s financial position or results of operations other than in accounting for any contingencies arising from a business combination that may occur after the effective date.
NOTE 3 MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS
All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at April 4, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
(In thousands)	Fair Value	Gains	Losses

U.S. government and agency debt securities	$19,328	430	(4)
Corporate debt securities	22,867	85	(334)
Equity securities	15,235	161	—
Asset-backed securities	8,379	70	(564)

	$65,809	$746	$(902)

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 3, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
(In thousands)	Fair Value	Gains	Losses

U.S. government and agency debt securities	$21,516	$419	$(4)
Corporate debt securities	18,819	26	(588)
Equity securities	22,054	154	—
Asset-backed securities	10,504	—	(938)
Certificates of deposit	653	1	—

	$73,546	$600	$(1,530)

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
The contractual maturities of available for sale securities were as follows:

April 4,
(In thousands)	2009
0 — 1 Year	$37,937
1 — 2 Years	12,609
2 — 3 Years	2,271
3 — 5 Years	5,561
5 — 10 Years	1,522
More than 10 years	5,909

$65,809

The Company recognized $2,000 and $10,000 in gross realized gains on sales of available for sale securities for the three months ended April 4, 2009 and March 29, 2008, respectively.
SFAS No. 157 requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
(In thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	April 4, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$65,809	$65,809	$—	$—
Pension assets not owned by plan	8,469	8,469	—	—

	$74,278	$74,278	$—	$—

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	April 4,	January 3,
(In thousands)	2009	2009
Raw materials and purchased parts	$88,466	$84,472
Work in process	8,198	7,624
Finished goods	33,212	33,422

	129,876	125,518
Allowance for excess and obsolete inventory	(27,285)	(26,685)

	$102,591	$98,833

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
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
The activity in accrued warranty obligations was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Balance at beginning of year	$5,978	$5,847
Additions charged to cost of sales	1,411	1,926
Warranty claims	(1,951)	(1,265)

Balance at end of period	$5,438	$6,508

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	April 4,	January 3,
(In thousands)	2009	2009
Deferred revenue	$11,443	$11,813
Accrued warranty obligations	5,438	5,978
Other	9,034	11,467

	$25,915	$29,258

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	April 4,	January 3,
(In thousands)	2009	2009
Cumulative foreign currency translation gains	$4,536	$6,884
Unrecognized net pension gains	50	58
Unrealized gains (losses) on marketable securities	56	(651)

	$4,642	$6,291

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
NOTE 5 INTANGIBLE ASSETS
Intangible assets were as follows:

	April 4,	January 3,
(In thousands)	2009	2009
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $3,390 and $3,210 as of April 4, 2009 and January 3, 2009, respectively	$3,810	$3,990
Customer relationships, net of accumulated amortization of $9,181 and $8,694 as of April 4, 2009 and January 3, 2009, respectively	10,319	10,806

	14,129	14,796

Intangible assets not subject to amortization:
Trademarks and trade names	11,900	11,900

Intangible assets, net	$26,029	$26,696

Amortization expense related to intangible assets totaled $0.7 million and $1.0 million for the three months ended April 4, 2009 and March 29, 2008, respectively.
Estimated aggregate amortization expense for future fiscal years for both developed technology and customer relationships is as follows:

Estimated
Aggregate
Amortization
(In thousands)	Expense
2009 (remaining)	$2,003
2010	2,670
2011	2,670
2012	2,670
2013	2,670
Thereafter	1,446

$14,129

NOTE 6 INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Interest and dividend income	$615	$1,081
Interest expense	(2,356)	(2,723)
Bank and portfolio asset management fees	(147)	(141)
Other income (expense), net	(231)	64

	$(2,119)	$(1,719)

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
NOTE 7 STOCK-BASED COMPENSATION
During the three months ended April 4, 2009, the Company granted 1.2 million restricted stock units and 1.0 million stock appreciation rights with a weighted average grant date fair value of $4.18 and $1.64, respectively.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Cost of sales	$26	$45
Selling, general and administrative expenses	378	650
Research and development expense	45	62

	$449	$757

At April 4, 2009, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $5.2 million (net of estimated forfeitures of $1.5 million). Such amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will vest. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.8 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards will be achieved. At April 4, 2009, there were 1.4 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $11.20 per share that were not expected to vest.
At April 4, 2009, 2,664,430 stock options with a weighted average exercise price of $20.45 per share, intrinsic value of $0.2 million and remaining contractual term of 3.5 years were vested or expected to vest, and 2,661,786 stock options with a weighted average exercise price of $20.45 per share, intrinsic value of $0.2 million and remaining contractual term of 3.5 years were exercisable.
NOTE 8 DEBT AND LINES OF CREDIT
During February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. During the fourth quarter of 2008, the Company extinguished $28 million of these notes.
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of April 4, 2009, the conversion value was less than the principal amount of the notes.
During the first quarter of 2009, the Company adopted FSP APB 14-1, which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
provisions have been applied retrospectively upon adoption. In accordance with FSP APB 14-1, the Company has recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and has allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained by the Company against its deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of FSP APB 14-1, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for the Company’s fiscal years 2008 and 2007, respectively. The cumulative effect of adopting FSP APB 14-1 was an increase in stockholders’ equity of $14.6 million as of January 3, 2009. The Company’s consolidated statement of operations for the three months ended March 29, 2008 has been retrospectively adjusted compared with previously reported amounts as follows:

Three Months
Ended
March 29,
(In thousands)	2008

Additional non-cash interest expense	$1,299
Reduction in amortization of debt issuance costs	(63)

Retrospective change in net income	$1,236

Change to basic earnings per share	$(0.03)
Change to diluted earnings per share	$(0.03)
At April 4, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $133.3 million, net of $13.7 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 3, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $132.2 million, net of $14.8 million in unamortized debt discount. At April 4, 2009 and January 3, 2009, the carrying value of the equity component was $26.6 million, net of $0.9 million of equity issuance costs. At April 4, 2009 and January 3, 2009, debt issuance costs of $2.4 million and $2.6 million, respectively, net of accumulated amortization, were included in other long-term assets in investments and other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.
Interest costs on the convertible subordinated notes consisted of the following components:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Contractual interest	$919	$1,094
Amortization of debt discount	1,129	1,299

Interest cost on convertible subordinated notes	$2,048	$2,393

During June 2008, the Company issued 300 million yen ($3.0 million at April 4, 2009) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At April 4, 2009, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.48% at April 4, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.27% at April 4, 2009) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At April 4, 2009, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
The two revolving lines of credit with Japanese banks totaled 1.4 billion yen ($14.0 million at April 4, 2009) and expire as follows: $6.0 million on May 29, 2009 and $8.0 million on May 31, 2009. These lines are not secured and bear interest at the prevailing bank rate. At April 4, 2009, the Company had $6.9 million outstanding and $7.1 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets. The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($5.5 million at April 4, 2009), have no expiration dates and bear interest at the prevailing bank rate. At April 4, 2009, the Company had $2.7 million outstanding and $2.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. As of April 4, 2009, the weighted average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 1.8%.
Total long-term debt was as follows:

	April 4,	January 3,
(In thousands)	2009	2009

Japanese private placement bonds due June 2011, interest at 1.55% semi-annually	$2,990	$3,307
Convertible notes due February 2012, interest at 2.5% semi-annually	133,301	132,171

Total long-term debt	$136,291	$135,478

NOTE 9 NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Net income (loss)	$(4,818)	$2,489

Shares:
Weighted average shares outstanding — basic	36,066	36,539
Dilutive potential common shares, using treasury stock method	—	55

Weighted average shares outstanding — diluted	36,066	36,594

Net income (loss) per share:
Basic	$(0.13)	$0.07

Diluted	$(0.13)	$0.07

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 4, 2009
For the three months ended April 4, 2009, 36,066,000 shares have been used as the denominator for computing both basic and diluted net loss per share, as including dilutive potential common shares in the calculation of diluted net loss per share would have had an antidilutive effect due to the Company incurring a loss. For the three months ended March 29, 2008, 2.7 million stock options with a weighted average exercise price of $21.03 were excluded from the computations of diluted net income per share, as their inclusion would be antidilutive. In addition, for the three months ended March 29, 2008, 2.2 million performance-based restricted stock units were excluded from the computation of diluted net income per share, as the performance criteria for their vesting had not been met.
For the three months ended April 4, 2009 and March 29, 2008, the Company’s convertible subordinated notes had no impact on diluted net income (loss) per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.
NOTE 10 INCOME TAXES
The Company has maintained a valuation allowance against substantially all of its gross deferred tax assets pursuant to SFAS No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of taxes in certain foreign jurisdictions, required state income taxes, the federal alternative minimum tax and the impact of discrete items.
The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of April 4, 2009, the Company’s valuation allowance was $52.6 million.
NOTE 11 COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Net income (loss)	$(4,818)	$2,489
Foreign currency translation gains (losses)	(2,348)	6,816
Unrecognized net pension gains (losses)	(8)	27
Unrealized gains (losses) on marketable securities	707	(501)

	$(6,467)	$8,831

NOTE 12 STOCKHOLDERS’ EQUITY TRANSACTIONS
In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first quarter of 2009. As of April 4, 2009, 3.9 million shares remained available for purchase under the program.
NOTE 13 DEFINED BENEFIT PENSION PLANS
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
April 4, 2009
assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Service cost	$145	$146
Interest cost on benefit obligations	149	173
Expected return on plan assets	(29)	(42)
Amortization of actuarial net loss	(7)	—

	$258	$277

NOTE 14 BUSINESS SEGMENT INFORMATION
The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, which is the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company develops, manufactures and markets its products within two distinct business segments, its Lasers Division and its PPT Division.
The Company measured operating income (loss) reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain corporate expenses, interest and other expense, net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total

Three months ended April 4, 2009:
Sales to external customers	$37,225	$52,311	$89,536
Segment income (loss)	$(1,462)	$6,977	$5,515

Three months ended March 29, 2008:
Sales to external customers	$47,783	$67,460	$115,243
Segment income (loss)	$(1,267)	$12,375	$11,108
The following reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Segment income	$5,515	$11,108
Unallocated operating expenses	(8,050)	(6,232)
Interest and other expense, net	(2,119)	(1,719)

	$(4,654)	$3,157

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2009. This discussion contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended January 3, 2009. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.
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
Critical Accounting Policies and Estimates
The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation expense. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

Adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1
During the first quarter of 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with FSP APB 14-1, we have recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and have allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained against our deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of FSP APB 14-1, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for our fiscal years 2008 and 2007, respectively. The cumulative effect of adopting FSP APB 14-1 was an increase in stockholders’ equity of $14.6 million as of January 3, 2009. Our consolidated statement of operations for the three months ended March 29, 2008 has been retrospectively adjusted compared with previously reported amounts as follows:

Three Months
Ended
March 29,
(In thousands)	2008

Additional non-cash interest expense	$1,299
Reduction in amortization of debt issuance costs	(63)

Retrospective change in net income	$1,236

Change to basic earnings per share	$(0.03)
Change to diluted earnings per share	$(0.03)
Stock-Based Compensation
During the three months ended April 4, 2009, we granted 1.2 million restricted stock units and 1.0 million stock appreciation rights with a weighted average grant date fair value of $4.18 and $1.64, respectively.
The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008
Cost of sales	$26	$45
Selling, general and administrative expenses	378	650
Research and development expense	45	62

	$449	$757

Results of Operations for the Three Months Ended April 4, 2009 and March 29, 2008
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 4,	March 29,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	61.7	60.0

Gross profit	38.3	40.0

Selling, general and administrative expenses	30.7	25.9
Research and development expense	10.4	9.9

Operating (loss) income	(2.8)	4.2

Interest and other expense, net	(2.4)	(1.5)

Income (loss) before income taxes	(5.2)	2.7

Income tax provision	0.2	0.6

Net income (loss)	(5.4)%	2.1%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.
Net Sales
Net sales for the three months ended April 4, 2009 decreased $25.7 million, or 22.3%, compared with the corresponding period in 2008. Net sales by our Lasers Division decreased $10.6 million, or 22.1%, and net sales by our PPT Division decreased $15.1 million, or 22.5%, compared with the prior year period. We experienced decreases in net sales in the first quarter of 2009 compared with the first quarter of 2008 due primarily to decreased sales to our microelectronics market and industrial manufacturing and other end markets resulting from the continued cyclical downturn in the semiconductor equipment industry and the deterioration of worldwide macro-economic conditions over the past year.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended April 4, 2009 decreased $0.5 million, or 1.4%, compared with the same period in 2008. The decrease in sales to these markets in the first quarter of 2009 compared with the prior year period was due primarily to large shipments for major aerospace and defense/security programs in the 2008 period that did not recur in the 2009 period. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
Net sales to the microelectronics market for the three months ended April 4, 2009 decreased $18.9 million, or 50.8%, compared with the same period in 2008. The decrease in sales to this market during the three months ended April 4, 2009 compared with the same period in 2008 was due primarily to a significant decline in sales to our semiconductor manufacturing equipment customers as a result of the severe cyclical downturn in that industry, as well as lower sales of laser-based disk texturing systems, offset in part by an increase in sales to solar cell manufacturing customers.
Net sales to the life and health sciences market for the three months ended April 4, 2009 decreased $1.2 million, or 5.4%, compared with the same period in 2008, due primarily to decreased sales of products for bioinstrumentation applications and for cosmetic and other elective treatment applications, offset in part by higher sales of products for bioimaging applications.

Net sales to our industrial manufacturing and other end markets for the three months ended April 4, 2009 decreased $5.1 million, or 26.2%, compared with the same period in 2008, due primarily to the current macro-economic climate.
Geographically, net sales were as follows:

	Three Months Ended			Percentage
	April 4,	March 29,	Increase	Increase
(In thousands)	2009	2008	(Decrease)	(Decrease)
United States	$36,990	$52,469	$(15,479)	(29.5)%
Europe	23,433	28,090	(4,657)	(16.6)
Pacific Rim	23,035	29,373	(6,338)	(21.6)
Other	6,078	5,311	767	14.4

	$89,536	$115,243	$(25,707)	(22.3)%

The decrease in sales to customers in the United States in the first quarter of 2009 compared with the first quarter of 2008 was due primarily to lower sales to our semiconductor manufacturing equipment and industrial manufacturing customers. The decrease in sales to customers in Europe in the first quarter of 2009 compared with the prior year period was due primarily to large shipments for major aerospace and defense/security programs in the 2008 period that did not recur in the 2009 period and to lower sales to semiconductor manufacturing equipment customers in the 2009 period. Sales to customers in the Pacific Rim decreased in the first quarter of 2009 compared with the prior year period due primarily to lower sales of laser-based disk texturing systems and lower sales to semiconductor equipment manufacturing customers. The increase in sales to customers in other areas of the world in the first quarter of 2009 compared with the first quarter of 2008 was due primarily to increased sales to research customers.
Gross Margin
Gross margin was 38.3% and 40.0% for the three months ended April 4, 2009 and March 29, 2008, respectively. The decrease in gross margin in the 2009 period was due primarily to lower gross margins in our Lasers Division, which experienced reduced absorption of overhead costs due to lower manufacturing volume and a higher proportion of sales of products with lower gross margins. Gross margins in our PPT Division in the first quarter of 2009 were approximately the same as the prior year period. Such margins were negatively impacted by our lower sales volume, but were positively impacted by the recognition of revenue that had been deferred previously but for which the total cost of the related products had been recognized previously.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $27.5 million, or 30.7% of net sales, and $29.8 million, or 25.9% of net sales, for the three months ended April 4, 2009 and March 29, 2008, respectively. The decrease in SG&A expenses in absolute dollars in the current year period was due primarily to decreases in personnel costs, travel expenses, consulting expenses and shipping costs.
In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
R&D expense totaled $9.4 million, or 10.4% of net sales, and $11.4 million, or 9.9% of net sales, for the three months ended April 4, 2009 and March 29, 2008, respectively. The decrease in R&D expense in absolute dollars in the current year period was due primarily to decreased personnel costs and project supplies expense.
We believe that the continued development and advancement of our key products and technologies is critical to our success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.
Interest and Other Expense, Net
Interest and other expense, net totaled $2.1 million and $1.7 million for the three months ended April 4, 2009 and March 29, 2008, respectively. In the current year period, interest income was negatively impacted by lower average cash balances, due to our use of cash for repurchases of our common stock and extinguishment of our convertible subordinated notes during 2008, and by lower interest rates. This lower interest income was offset in part by reduced interest expense due to the extinguishment of $28 million of our convertible subordinated notes in the fourth quarter of 2008.
Income Taxes
Our effective tax rate for the three months ended April 4, 2009 and March 29, 2008 was (3.5%) and 15.2%, respectively. The effective tax rate for the three months ended April 4, 2009 reflects taxes applicable to certain foreign jurisdictions and required state taxes, offset in part by an allocation of tax to other comprehensive income.
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
We have maintained a valuation allowance against substantially all of our gross deferred tax assets pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of taxes in certain foreign jurisdictions, required state income taxes, the federal alternative minimum tax and the impact of discrete items.
As of April 4, 2009, our valuation allowance was $52.6 million. We will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period.
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities balances decreased to a total of $141.7 million as of April 4, 2009 from $148.4 million as of January 3, 2009. The decrease was primarily attributable to cash used in operations and the repayment of short-term borrowings.
Net cash used in our operating activities of $1.9 million for the three months ended April 4, 2009 was attributable primarily to cash used in our operations, an increase of $7.5 million in inventory, a decrease of $5.8 million in accrued payroll and related expenses due to the timing of payments and the payout of annual bonuses, a decrease of $3.1 million in accrued expenses and other liabilities due to the timing of payments including the semi-annual interest payment on our convertible notes and a decrease of $1.1 million in accounts payable due to the timing of payments, offset in part by a decrease of $11.8 million in accounts receivable due to decreased sales, improved collection efforts and customer prepayments.

Net cash provided by investing activities of $6.5 million for the three months ended April 4, 2009 was attributable to net sales of marketable securities of $7.7 million, offset in part by purchases of property and equipment of $1.2 million.
Net cash used in financing activities of $3.0 million for the three months ended April 4, 2009 was attributable primarily to the repayment of short-term borrowings of $3.2 million.
During June 2008, we issued 300 million yen ($3.0 million at April 4, 2009) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At April 4, 2009, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.48% at April 4, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.27% at April 4, 2009) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At April 4, 2009, there were no balances outstanding under this line of credit, with $4.0 million available, after considering outstanding letters of credit totaling $1.0 million.
Our two revolving lines of credit with Japanese banks totaled 1.4 billion yen ($14.0 million at April 4, 2009) and expire as follows: $6.0 million on May 29, 2009 and $8.0 million on May 31, 2009. These lines are not secured and bear interest at the prevailing bank rate. At April 4, 2009, we had $6.9 million outstanding and $7.1 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($5.5 million at April 4, 2009), have no expiration dates and bear interest at the bank’s prevailing rate. At April 4, 2009, we had $2.7 million outstanding and $2.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. As of April 4, 2009, the weighted average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 1.8%.
In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first quarter of 2009. As of April 4, 2009, 3.9 million shares remained available for purchase under the program.
During the remainder of 2009, we expect to use $7 million to $10 million of cash for capital expenditures.
We believe our current working capital position, together with our expected future cash flows from operations, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended January 3, 2009, and there can be no assurance that we will not require additional funding in the future.
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
Recent Accounting Pronouncements
In April 2009, the FASB issued a series of Staff Positions related to the application of fair value measurements, disclosing fair value measurements and recognizing other than temporary impairments. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance for estimating the fair value of an asset or liability when the volume or level of trading activity has significantly decreased. In addition, FSP FAS 157-4 requires companies to disclose inputs and valuation techniques used in interim and annual periods and any changes in valuation techniques and related inputs. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires public companies to include the disclosures required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to be included in interim filings. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the guidance for recognizing an other-than-temporary impairment on debt securities. If a company intends to sell a debt security or if it is more likely than not that a company will be required to sell a debt security prior to its anticipated recovery, an other-than-temporary impairment is considered to have occurred. If a company determines it does not intend to sell a debt security and it is not more likely than not that the company will be required to sell the debt security before its anticipated recovery, then only credit losses, if any, would be recorded as an other-than-temporary impairment through earnings and all other impairments would be recorded through other comprehensive income. Companies are also required to disclose the methodology and significant inputs used to calculate credit losses and provide a rollforward of credit losses. In addition, FSP FAS 115-2 and FAS 124-2 requires the disclosures required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, be made on a quarterly basis. All of the FSPs issued in April 2009 must be applied prospectively and will be effective for interim and annual periods ending after June 15, 2009, and early adoption for periods ending after March 15, 2009 is permitted if all three FSPs are adopted early. We will adopt these FSPs in our second fiscal quarter of 2009, and we do not expect that such adoption will have a material impact on our financial position or results of operations.
In April 2009, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) 111. SAB 111 amends and replaces SAB Topic 5M, Miscellaneous Accounting — Other Than Temporary Impairment of Certain Investments in Equity Securities, to reflect the changes set forth in FSP FAS 115-2 and FAS 124-2, as described above. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of SAB 111 is not expected to have a material impact on our financial position or results of operations.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends the guidance in SFAS No. 141 (Revised 2007), Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, and the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date would not be required. For unrecognized contingencies, entities would only be required to include the disclosures required by SFAS No. 5. Further, FSP FAS 141(R)-1 provides that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination should be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for annual reporting periods beginning on or after December 15, 2008. The adoption of this FSP will not have an impact on our financial position or results of operations other than in accounting for any contingencies arising from a business combination that may occur after the effective date.

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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net income (loss) in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three months ended April 4, 2009. There were no forward exchange contracts outstanding at April 4, 2009.
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
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net loss for the three months ended April 4, 2009. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our cash and marketable securities, which totaled $141.7 million at April 4, 2009, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $8.5 million at April 4, 2009, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our cash and marketable securities or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net loss for the three months ended April 4, 2009.

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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended January 3, 2009 contains a full discussion of the risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement (as revised March 2009) to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan.

10.2	Form of Stock Appreciation Right Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2009	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Form of Restricted Stock Unit Award Agreement (as revised March 2009) to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan.

10.2	Form of Stock Appreciation Right Award Agreement to be used under the Registrant’s 2006 Performance-Based Stock Incentive Plan.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.