Form 10-Q
period 2009-07-04
NEWPORT CORP
filed 2009-08-13
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Yes ☐ No ☑
As of August 1, 2009, 36,213,408 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$87,541	$117,664	$177,077	$232,907
Cost of sales	55,438	70,367	110,667	139,499

Gross profit	32,103	47,297	66,410	93,408

Selling, general and administrative expenses	26,711	30,092	54,198	59,883
Research and development expense	9,010	12,341	18,365	23,785
Loss on disposal of diode laser assets and related costs	4,070	—	4,070	—

Operating income (loss)	(7,688)	4,864	(10,223)	9,740

Write-down of note receivable and other amounts related to previously discontinued operations	—	(7,060)	—	(7,060)
Interest and other expense, net	(2,204)	(1,442)	(4,323)	(3,161)

Loss before income taxes	(9,892)	(3,638)	(14,546)	(481)

Income tax (benefit) provision	(749)	390	(585)	1,058

Net loss	$(9,143)	$(4,028)	$(13,961)	$(1,539)

Net loss per share:
Basic	$(0.25)	$(0.11)	$(0.39)	$(0.04)
Diluted	$(0.25)	$(0.11)	$(0.39)	$(0.04)

Shares used in per share calculations:
Basic	36,170	36,009	36,119	36,273
Diluted	36,170	36,009	36,119	36,273
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 4,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$87,283	$74,874
Marketable securities	62,253	73,546
Accounts receivable, net of allowance for doubtful accounts of $2,001 and $1,642 as of July 4, 2009 and January 3, 2009, respectively	61,372	75,258
Notes receivable, net	2,927	6,610
Inventories	95,983	98,833
Deferred income taxes	12,918	13,456
Prepaid expenses and other current assets	12,325	10,740

Total current assets	335,061	353,317

Property and equipment, net	51,917	60,245
Goodwill	69,230	68,540
Deferred income taxes	2,290	2,555
Intangible assets, net	30,191	26,696
Investments and other assets	13,138	13,550

	$501,827	$524,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$8,291	$14,089
Accounts payable	18,959	24,636
Accrued payroll and related expenses	18,442	21,827
Accrued expenses and other current liabilities	29,168	29,258

Total current liabilities	74,860	89,810

Long-term debt	137,566	135,478
Obligations under capital leases, less current portion	1,166	1,220
Accrued pension liabilities	10,718	10,652
Other liabilities	22,796	22,546

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,204,821 and 36,048,634 shares issued and outstanding as of July 4, 2009 and January 3, 2009, respectively	4,225	4,207
Capital in excess of par value	408,491	407,047
Accumulated other comprehensive income	8,314	6,291
Accumulated deficit	(166,309)	(152,348)

Total stockholders’ equity	254,721	265,197

	$501,827	$524,903

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,961)	$(1,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,256	10,436
Amortization of discount on convertible subordinated notes	2,268	2,608
Write-down of note receivable and other amounts related to previously discontinued operations	—	7,060
Provision for losses on inventories	5,662	2,447
Stock-based compensation expense	1,081	1,604
Provision for doubtful accounts, net	511	104
Loss on disposal of diode laser assets	3,480	—
Loss on disposal of property and equipment	1	48
Deferred income taxes, net	(567)	24
Increase (decrease) in cash, net of acquisition and divestiture:
Accounts and notes receivable	17,508	(742)
Inventories	(6,558)	148
Prepaid expenses and other assets	(1,430)	(1,880)
Accounts payable	(5,958)	(8,794)
Accrued payroll and related expenses	(3,425)	(1,032)
Accrued expenses and other liabilities	51	2,408
Other long-term liabilities	833	(133)

Net cash provided by operating activities	9,752	12,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,209)	(9,890)
Business acquisition	(3,000)	—
Purchase of marketable securities	(5,840)	(37,953)
Proceeds from the sale of marketable securities	18,223	18,292

Net cash provided by (used in) investing activities	7,174	(29,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(54)	(83)
Short-term borrowings (repayments), net	(5,065)	2,008
Proceeds from the issuance of common stock under employee plans	381	1,193
Purchases of common stock	—	(11,450)

Net cash used in financing activities	(4,738)	(8,332)
Impact of foreign exchange rate changes on cash balances	221	1,521

Net increase (decrease) in cash and cash equivalents	12,409	(23,595)
Cash and cash equivalents at beginning of period	74,874	88,737

Cash and cash equivalents at end of period	$87,283	$65,142

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,015	$2,446
Income taxes, net	$1,210	$667
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
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
The Company has reviewed events and transactions that have occurred from July 4, 2009 through August 13, 2009, the date of issuance of the accompanying financial statements, and determined that no events or transactions have occurred subsequent to July 4, 2009 that require recognition or disclosure in the financial statements.
Certain prior period amounts have been reclassified to reflect the Company’s retrospective implementation of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). See Note 10 for additional detail.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, which establishes accounting and disclosure standards for events that occur subsequent to the balance sheet date but prior to issuance of the financial statements. SFAS No. 165 establishes the period subsequent to the balance sheet date during which management should evaluate transactions and events, the circumstances under which management should recognize transactions or events occurring after the balance sheet date in the financial statements and the disclosure requirements regarding such transactions or events. This Statement became effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for interim and annual periods ending after September 15, 2009 and will not have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
NOTE 3 MARKETABLE SECURITIES
All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at July 4, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
(In thousands)	Fair Value	Gains	Losses
U.S. government and agency debt securities	$19,147	$514	$—
Corporate debt securities	15,158	14	(62)
Equity securities	20,012	312	—
Asset-backed securities	7,936	138	(259)

	$62,253	$978	$(321)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
	Aggregate	Unrealized	Aggregate	Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
Corporate debt securities	$543	$(3)	$8,171	$(59)
Asset-backed securities	—	—	933	(259)

	$543	$(3)	$9,104	$(318)

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
The contractual maturities of available for sale securities were as follows:

July 4,
(In thousands)	2009
0 – 1 Year	$41,067
1 – 2 Years	6,747
2 – 3 Years	1,974
3 – 5 Years	5,379
5 – 10 Years	1,244
More than 10 years	5,842

$62,253

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Gross realized gains	$2	$111	$4	$121
Gross realized losses	(1)	—	(1)	—

	$1	$111	$3	$121

NOTE 4 FAIR VALUE MEASUREMENTS
The Company’s financial instruments include cash and cash equivalents, marketable securities, short-term obligations and long-term debt. The carrying amount of cash and cash equivalents and short-term obligations approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities was estimated based on quoted market prices. The fair value of the Company’s long-term debt was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.
The estimated fair values of the Company’s financial instruments were as follows:

	July 4, 2009		January 3, 2009
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$87,283	$87,283	$74,874	$74,874
Marketable securities	$62,253	$62,253	$73,546	$73,546
Pension assets not owned by plan	$8,806	$8,806	$6,614	$6,614
Short-term obligations	$8,291	$8,291	$14,089	$14,089
Long-term debt	$137,566	$135,603	$135,478	$117,967
SFAS No. 157, Fair Value Measurement, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	July 4, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities:
U.S. government and agency debt securities	$19,147	$19,147	$—	$—
Corporate debt securities	15,158	12,068	3,090	—
Equity securities	20,012	20,012	—	—
Asset-backed securities	7,936	1,532	6,404	—

	62,253	52,759	9,494	—
Pension assets not owned by plan	8,806	8,806	—	—

	$71,059	$61,565	$9,494	$—

NOTE 5 ACQUISITIONS AND DIVESTITURES
On July 4, 2009, the Company completed an asset exchange transaction with Oclaro, Inc. (Oclaro), pursuant to which the Company acquired certain assets and assumed certain liabilities related to Oclaro’s New Focus™ business, and sold certain assets and transferred certain liabilities related to its diode laser operations based in Tucson, Arizona to Oclaro. The acquisition of the New Focus business expands the Company’s current product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for original equipment manufacturers (OEMs).
The fair value of the New Focus business on the acquisition date was $14.1 million, and the purchase price was paid by the transfer to Oclaro of the Company’s diode laser assets and liabilities, which had a fair value of $11.1 million, and the payment of $3.0 million in cash. The Company incurred $0.2 million in acquisition related expenses, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.
Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Current assets	$9,631
Goodwill	690
Purchased intangible assets	4,830
Other assets	1,247
Current liabilities	(2,298)

$14,100

The $0.7 million in goodwill has been allocated to the Company’s Photonics and Precision Technologies (PPT) Division and will be deductible for tax purposes, as this was an asset acquisition.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
Results of operations of the New Focus business have been included in the Company’s statements of operations beginning July 4, 2009. The net sales and net income (loss) of the New Focus business were $0 for all periods presented, because the acquisition occurred on the last day of the Company’s second quarter. The Company’s net sales and net income (loss) for the three and six months ended July 4, 2009 and June 28, 2008, including the results of the New Focus business as if the acquisition had occurred as of the beginning of such reporting periods, would have been as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Supplemental pro forma information
Net sales	$92,906	$126,038	$189,830	$250,006
Net income (loss)	$(9,959)	$(1,635)	$(18,371)	$1,241
The Company’s diode laser assets had a net book value of $14.6 million, which resulted in a loss of $4.1 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in continuing operations under loss on disposal of diode laser assets and related costs in the Company’s consolidated statements of operations. These assets had previously been included in the Company’s Lasers Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$11,043
Other assets	5,106
Current liabilities	(1,569)

$14,580

NOTE 6 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	July 4,	January 3,
(In thousands)	2009	2009
Raw materials and purchased parts	$80,019	$84,472
Work in process	8,954	7,624
Finished goods	34,190	33,422

	123,163	125,518
Allowance for excess and obsolete inventory	(27,180)	(26,685)

	$95,983	$98,833

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
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
The activity in accrued warranty obligations was as follows:

	Six Months Ended
	July 4,	June 28,
(In thousands)	2009	2008
Balance at beginning of year	$5,978	$5,847
Additions charged to cost of sales	2,424	3,732
Warranty claims	(3,504)	(2,810)

Balance at end of period	$4,898	$6,769

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	July 4,	January 3,
(In thousands)	2009	2009
Deferred revenue	$13,192	$11,813
Accrued warranty obligations	4,898	5,978
Accrued pension benefits	2,280	1,999
Other	8,798	9,468

	$29,168	$29,258

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	July 4,	January 3,
(In thousands)	2009	2009
Cumulative foreign currency translation gains	$7,848	$6,884
Unrecognized net pension gains	39	58
Unrealized gains (losses) on marketable securities	427	(651)

	$8,314	$6,291

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
NOTE 7 INTANGIBLE ASSETS
Intangible assets were as follows:

	July 4,	January 3,
(In thousands)	2009	2009
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $3,570 and $3,210 as of July 4, 2009 and January 3, 2009, respectively	$6,230	$3,990
Customer relationships, net of accumulated amortization of $9,669 and $8,694 as of July 4, 2009 and January 3, 2009, respectively	10,431	10,806
Other, net of accumulated amortization of $0 as of July 4, 2009 and January 3, 2009	1,030	—

	17,691	14,796

Intangible assets not subject to amortization:
Trademarks and trade names	12,500	11,900

Intangible assets, net	$30,191	$26,696

Amortization expense related to intangible assets totaled $0.7 million and $1.3 million for the three and six months ended July 4, 2009, respectively, and $1.0 million and $2.0 million for the three and six months ended June 28, 2008, respectively. Developed technology and customer relationships are amortized over 10 years. Other intangible assets include acquired backlog, which is amortized over one year, and in-process research and development, which will not be amortized until the technology is completed.
Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated
Aggregate
Amortization
(In thousands)	Expense
2009 (remaining)	$1,665
2010	3,160
2011	2,990
2012	2,990
2013	2,990
Thereafter	3,206

$17,001

The Company has excluded $690,000 of amortization expense related to in-process research and development from the table above, as it is uncertain when the technology will be completed and when the amortization will begin.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
NOTE 8 INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Interest and dividend income	$456	$983	$1,071	$2,064
Interest expense	(2,410)	(2,729)	(4,770)	(5,452)
Bank and portfolio asset management fees	(178)	(150)	(325)	(291)
Other, net	(72)	454	(299)	518

	$(2,204)	$(1,442)	$(4,323)	$(3,161)

NOTE 9 STOCK-BASED COMPENSATION
During the six months ended July 4, 2009, the Company granted 1.2 million restricted stock units and 1.0 million stock appreciation rights with a weighted average grant date fair value of $4.18 and $1.64, respectively.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Cost of sales	$33	$117	$59	$162
Selling, general and administrative expenses	534	588	912	1,238
Research and development expense	65	142	110	204

	$632	$847	$1,081	$1,604

At July 4, 2009, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $4.5 million (net of estimated forfeitures of $1.4 million). This amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will vest. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.6 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards will be achieved. At July 4, 2009, there were 1.3 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $11.15 per share that were not expected to vest.
At July 4, 2009, 2.6 million stock options with a weighted average exercise price of $20.45 per share, intrinsic value of $0.2 million and remaining contractual term of 3.3 years were vested or expected to vest, and 2.6 million stock options with a weighted average exercise price of $20.46 per share, intrinsic value of $0.2 million and remaining contractual term of 3.2 years were exercisable.
NOTE 10 DEBT AND LINES OF CREDIT
In February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. During the fourth quarter of 2008, the Company extinguished $28 million of these notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of July 4, 2009, the conversion value was less than the principal amount of the notes.
During the first quarter of 2009, the Company adopted FSP APB 14-1, which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with FSP APB 14-1, the Company has recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and has allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained by the Company against its deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of FSP APB 14-1, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for the Company’s fiscal years 2008 and 2007, respectively. The cumulative effect of adopting FSP APB 14-1 was an increase in stockholders’ equity of $14.6 million as of January 3, 2009. The Company’s consolidated statements of operations for the three and six months ended June 28, 2008 have been retrospectively adjusted compared with previously reported amounts as follows:

	Three Months	Six Months
	Ended	Ended
	June 28,	June 28,
(In thousands)	2008	2008
Additional non-cash interest expense	$1,309	$2,608
Reduction in amortization of debt issuance costs	(73)	(136)

Retrospective decrease in net income	$1,236	$2,472

Change to basic earnings per share	$(0.03)	$(0.07)
Change to diluted earnings per share	$(0.03)	$(0.07)
At July 4, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $134.4 million, net of $12.6 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 3, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $132.2 million, net of $14.8 million in unamortized debt discount. At July 4, 2009 and January 3, 2009, the carrying value of the equity component was $26.6 million, net of $0.9 million of equity issuance costs. At July 4, 2009 and January 3, 2009, debt issuance costs of $2.2 million and $2.6 million, respectively, net of accumulated amortization, were included in other long-term assets in investments and other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
Interest costs on the convertible subordinated notes consisted of the following components:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Contractual interest	$919	$1,094	$1,838	$2,188
Amortization of debt discount	1,139	1,309	2,268	2,608

Interest cost on convertible subordinated notes	$2,058	$2,403	$4,106	$4,796

During June 2008, the Company issued 300 million yen ($3.1 million at July 4, 2009) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At July 4, 2009, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.30% at July 4, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.27% at July 4, 2009) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At July 4, 2009, there were no balances outstanding under this line of credit, with $3.7 million available, after considering outstanding letters of credit totaling $1.3 million.
The two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($11.5 million at July 4, 2009) and expire as follows: $8.4 million on November 30, 2009 and $3.1 million on May 31, 2010. The $8.4 million line of credit bears interest at the prevailing bank rate and the $3.1 million line of credit bears interest at LIBOR plus 1.75%. Certain cash equivalents held by the lending institution’s U.S. affiliate collateralize the $3.1 million line of credit. At July 4, 2009, the Company had $6.6 million outstanding and $4.9 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets. The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($5.7 million at July 4, 2009), have no expiration dates and bear interest at the prevailing bank rate. At July 4, 2009, the Company had $1.7 million outstanding and $4.0 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. As of July 4, 2009, the weighted average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.46%.
Total long-term debt was as follows:

	July 4,	January 3,
(In thousands)	2009	2009
Japanese private placement bonds due June 2011, interest at 1.55% semi-annually	$3,127	$3,307
Convertible notes due February 2012, interest at 2.5% semi-annually	134,439	132,171

Total long-term debt	$137,566	$135,478

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
NOTE 11 NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Net loss	$(9,143)	$(4,028)	$(13,961)	$(1,539)

Shares:
Weighted average shares outstanding — basic	36,170	36,009	36,119	36,273
Dilutive potential common shares, using treasury stock method	—	—	—	—

Weighted average shares outstanding — diluted	36,170	36,009	36,119	36,273

Net loss per share:
Basic	$(0.25)	$(0.11)	$(0.39)	$(0.04)

Diluted	$(0.25)	$(0.11)	$(0.39)	$(0.04)

For each reporting period, the same number of shares has been used as the denominator for computing both basic and diluted net loss per share for the period, as including dilutive potential common shares in the calculation of diluted net loss per share would have had an antidilutive effect due to the Company incurring a loss in each period.
For the three and six months ended July 4, 2009 and June 28, 2008, the Company’s convertible subordinated notes had no impact on diluted net loss per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.
NOTE 12 INCOME TAXES
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
The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of July 4, 2009, the Company’s valuation allowance was $58.5 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
NOTE 13 COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Net loss	$(9,143)	$(4,028)	$(13,961)	$(1,539)
Foreign currency translation gains (losses)	3,312	(1,263)	964	5,553
Unrecognized net pension gains (losses)	(11)	(4)	(19)	23
Unrealized gains (losses) on marketable securities	371	360	1,078	(141)

	$(5,471)	$(4,935)	$(11,938)	$3,896

NOTE 14 STOCKHOLDERS’ EQUITY TRANSACTIONS
In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first half of 2009. As of July 4, 2009, 3.9 million shares remained available for purchase under the program.
NOTE 15 DEFINED BENEFIT PENSION PLANS
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
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Service cost	$142	$149	$287	$295
Interest cost on benefit obligation	154	178	303	351
Expected return on plan assets	(30)	(41)	(59)	(83)
Net gain	(7)	—	(14)	—

	$259	$286	$517	$563

NOTE 16 BUSINESS SEGMENT INFORMATION
The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company develops, manufactures and markets its products within two distinct business segments, its Lasers Division and its PPT Division.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 4, 2009
The Company measured operating income (loss) reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain corporate expenses, interest and other expense, net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total
Three months ended July 4, 2009:
Sales to external customers	$35,729	$51,812	$87,541
Segment income (loss)	$(7,333)	$6,555	$(778)

Three months ended June 28, 2008:
Sales to external customers	$49,582	$68,082	$117,664
Segment income (loss)	$(658)	$12,057	$11,399

Six months ended July 4, 2009:
Sales to external customers	$72,954	$104,123	$177,077
Segment income (loss)	$(8,795)	$13,532	$4,737

Six months ended June 28, 2008:
Sales to external customers	$97,365	$135,542	$232,907
Segment income (loss)	$(1,925)	$24,432	$22,507
The segment losses reported for the Company’s Lasers Division for the three and six months ended July 4, 2009 include a loss on the disposal of diode laser assets and related costs of $4.1 million.
The following reconciles segment income (loss) to consolidated loss before income taxes:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Segment income (loss)	$(778)	$11,399	$4,737	$22,507
Unallocated operating expenses	(6,910)	(6,535)	(14,960)	(12,767)
Write-down of note receivable and other amounts related to previously discontinued operations	—	(7,060)	—	(7,060)
Interest and other expense, net	(2,204)	(1,442)	(4,323)	(3,161)

	$(9,892)	$(3,638)	$(14,546)	$(481)

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
Overview
We are a global supplier of advanced technology lasers, components, instruments, subsystems and systems to markets where high-precision, efficient manufacturing, test, measurement and assembly are critical. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our Photonics and Precision Technologies (PPT) Division. Both of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications and markets.
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

Acquisitions and Divestitures
On July 4, 2009, we completed an asset exchange transaction with Oclaro, Inc. (Oclaro), pursuant to which we acquired certain assets and assumed certain liabilities related to Oclaro’s New Focus business, and we sold certain assets and transferred certain liabilities related to our diode laser operations based in Tucson, Arizona to Oclaro. The New Focus business expands our current product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for OEMs.
The fair value of the New Focus business on the acquisition date was $14.1 million and the purchase price was paid by the transfer to Oclaro of our diode laser assets and liabilities, which had a fair value of $11.1 million, and the payment of $3.0 million in cash. We incurred $0.2 million in acquisition related expenses, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.
Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Current assets	$9,631
Goodwill	690
Purchased intangible assets	4,830
Other assets	1,247
Current liabilities	(2,298)

$14,100

Our diode laser assets had a net book value of $14.6 million, which resulted in a loss of $4.1 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in continuing operations under loss on disposal of diode laser assets and related costs in our consolidated statements of operations. These assets had previously been included in our Lasers Division.
Adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1
During the first quarter of 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with FSP APB 14-1, we have recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and have allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained against our deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of FSP APB 14-1, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for our fiscal years 2008 and 2007, respectively. The cumulative effect of adopting FSP APB 14-1 was an increase in stockholders’ equity of $14.6 million as of January 3, 2009. Our consolidated statement of operations for the three and six months ended June 28, 2008 has been retrospectively adjusted compared with previously reported amounts as follows:

	Three Months	Six Months
	Ended	Ended
	June 28,	June 28,
(In thousands)	2008	2008
Additional non-cash interest expense	$1,309	$2,608
Reduction in amortization of debt issuance costs	(73)	(136)

Retrospective decrease in net income	$1,236	$2,472

Change to basic earnings per share	$(0.03)	$(0.07)
Change to diluted earnings per share	$(0.03)	$(0.07)
Stock-Based Compensation
During the six months ended July 4, 2009, we granted 1.2 million restricted stock units and 1.0 million stock appreciation rights with a weighted average grant date fair value of $4.18 and $1.64, respectively.
The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2009	2008	2009	2008
Cost of sales	$33	$117	$59	$162
Selling, general and administrative expenses	534	588	912	1,238
Research and development expense	65	142	110	204

	$632	$847	$1,081	$1,604

Results of Operations for the Three and Six Months Ended July 4, 2009 and June 28, 2008
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	59.8	62.5	59.9

Gross profit	36.7	40.2	37.5	40.1

Selling, general and administrative expenses	30.5	25.6	30.6	25.7
Research and development expense	10.3	10.5	10.4	10.2
Loss on disposal of diode laser assets and related costs	4.7	—	2.3	—

Operating income (loss)	(8.8)	4.1	(5.8)	4.2

Write-down of note receivable and other amounts related to previously discontinued operations	—	(6.0)	—	(3.0)
Interest and other expense, net	(2.5)	(1.2)	(2.4)	(1.4)

Loss before income taxes	(11.3)	(3.1)	(8.2)	(0.2)

Income tax (benefit) provision	(0.9)	0.3	(0.3)	0.5

Net loss	(10.4)%	(3.4)%	(7.9)%	(0.7)%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.
Net Sales
Net sales for the three months ended July 4, 2009 decreased $30.1 million, or 25.6%, compared with the corresponding period in 2008. Net sales for the six months ended July 4, 2009 decreased $55.8 million, or 24.0%, compared with the corresponding period in 2008. For the three months ended July 4, 2009, net sales by our Lasers Division decreased $13.9 million, or 27.9%, and net sales by our PPT Division decreased $16.3 million, or 23.9%, compared with the prior year period. For the six months ended July 4, 2009, net sales by our Lasers Division decreased $24.4 million, or 25.1%, and net sales by our PPT Division decreased $31.4 million, or 23.2%, compared with the prior year period. We experienced decreases in net sales during the three and six months ended July 4, 2009 compared with the corresponding periods of 2008 due primarily to decreased sales to all of our end markets, other than life and health sciences, resulting from the continued poor worldwide macro-economic conditions and the ongoing cyclical downturn in the semiconductor equipment industry.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended July 4, 2009 decreased $4.3 million, or 11.7%, compared with the same period in 2008. Net sales to these markets for the six months ended July 4, 2009 decreased $4.8 million, or 6.4%, compared with the same period in 2008. The decrease in sales to these markets during both periods in 2009 compared with the prior year periods was due primarily to decreased sales to research customers, including universities, resulting from lower funding from governmental entities, corporations and private foundations. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.
Net sales to the microelectronics market for the three months ended July 4, 2009 decreased $15.2 million, or 41.1%, compared with the same period in 2008. Net sales to this market for the six months ended July 4, 2009 decreased $34.0 million, or 45.8%, compared with the same period in 2008. The decrease in sales to this market during the three and six months ended July 4, 2009 compared with the same periods in 2008 was due primarily to a significant decline in sales to our semiconductor manufacturing equipment customers as a result of the severe cyclical downturn in that industry, as well as lower sales of laser-based disk texturing systems, offset in part by an increase in sales to solar cell manufacturing customers.
Net sales to the life and health sciences market for the three months ended July 4, 2009 increased $0.7 million, or 3.3%, compared with the same period in 2008. Net sales to this market for the six months ended July 4, 2009 decreased $0.2 million, or 0.3%, compared with the same period in 2008. The increase in sales to customers in this market in the second quarter of 2009 compared with the same period in 2008 was due primarily to higher sales of products for bioimaging applications, offset in part by decreased sales of products for bioinstrumentation applications and for cosmetic and other elective treatment applications. The decrease in sales to this market during the six months ended July 4, 2009 compared with the same periods in 2008 was due primarily to decreased sales of products for bioinstrumentation applications and for cosmetic and other elective treatment applications, offset in part by higher sales of products for bioimaging applications.
Net sales to our industrial manufacturing and other end markets for the three months ended July 4, 2009 decreased $11.4 million, or 52.8%, compared with the same period in 2008. Net sales to these markets for the six months ended July 4, 2009 decreased $16.9 million, or 41.9%, compared with the same period in 2008. The decrease in sales to this market during the three and six months ended July 4, 2009 compared with the same periods in 2008 was due primarily to the continued poor macro-economic climate worldwide.

Geographically, net sales were as follows:

	Three Months Ended			Percentage
	July 4,	June 28,	Increase	Increase
(In thousands)	2009	2008	(Decrease)	(Decrease)
United States	$42,287	$53,911	$(11,624)	(21.6)%
Europe	23,804	31,727	(7,923)	(25.0)
Pacific Rim	16,541	26,962	(10,421)	(38.7)
Other	4,909	5,064	(155)	(3.1)

	$87,541	$117,664	$(30,123)	(25.6)%

	Six Months Ended			Percentage
	July 4,	June 28,	Increase	Increase
(In thousands)	2009	2008	(Decrease)	(Decrease)
United States	$79,277	$106,380	$(27,103)	(25.5)%
Europe	47,237	59,817	(12,580)	(21.0)
Pacific Rim	39,576	56,335	(16,759)	(29.7)
Other	10,987	10,375	612	5.9

	$177,077	$232,907	$(55,830)	(24.0)%

The decrease in sales to customers in the United States during the three and six months ended July 4, 2009 compared with the corresponding periods in 2008 was due primarily to lower sales to our semiconductor manufacturing equipment and industrial manufacturing customers. The decrease in sales to customers in Europe during the three and six months ended July 4, 2009 compared with the corresponding periods in 2008 was due primarily to lower sales to our industrial manufacturing, research and semiconductor manufacturing equipment customers. The decrease in sales to customers in the Pacific Rim during the three and six months ended July 4, 2009 compared with the corresponding periods in 2008 was due primarily to lower sales to our semiconductor equipment manufacturing customers, lower sales of laser-based disk texturing systems and lower sales to our industrial manufacturing customers.
Gross Margin
Gross margin was 36.7% and 40.2% for the three months ended July 4, 2009 and June 28, 2008, respectively, and was 37.5% and 40.1% for the six months ended July 4, 2009 and June 28, 2008, respectively. The decrease in gross margin in the 2009 periods was due primarily to increased inventory reserves due to decreased demand resulting from the current economic downturn, under absorption of overhead costs in our Tucson facility due to lower manufacturing volume and costs associated with profit improvement initiatives that were included in cost of sales.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $26.7 million, or 30.5% of net sales, and $30.1 million, or 25.6% of net sales, for the three months ended July 4, 2009 and June 28, 2008, respectively. The decrease in SG&A expenses in absolute dollars in the current year period was due primarily to decreases in personnel costs, consulting expenses, travel expenses and advertising costs, offset in part by an increase in bad debt expense.
SG&A expenses totaled $54.2 million, or 30.6% of net sales, and $59.9 million, or 25.7% of net sales, for the six months ended July 4, 2009 and June 28, 2008, respectively. The decrease in SG&A expenses in absolute dollars in the current year period was due primarily to decreases in personnel costs, consulting expenses, travel expenses, shipping costs and advertising costs, offset in part by increased rent and utilities expenses.

In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to the changes in net sales.
Research and Development (R&D) Expense
R&D expense totaled $9.0 million, or 10.3% of net sales, and $12.3 million, or 10.5% of net sales, for the three months ended July 4, 2009 and June 28, 2008, respectively. R&D expense totaled $18.4 million, or 10.4% of net sales, and $23.8 million, or 10.2% of net sales, for the six months ended July 4, 2009 and June 28, 2008, respectively. The decrease in R&D expense in absolute dollars in the current year periods was due to decreased spending in both our PPT Division and our Lasers Division. The decreased R&D expense in our PPT Division in the 2009 periods was due primarily to lower spending related to solar cell manufacturing applications, as the design and development of certain products was completed during 2008.
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
Interest and Other Expense, Net
Interest and other expense, net totaled $2.2 million and $1.4 million for the three months ended July 4, 2009 and June 28, 2008, respectively and $4.3 million and $3.2 million for the six months ended July 4, 2009 and June 28, 2008, respectively. In the current year periods, interest and other income was negatively impacted by a decrease in interest income earned due to lower interest rates and by an increase in other expense due to currency fluctuations, offset in part by reduced interest expense due to the extinguishment of $28 million of our convertible subordinated notes in the fourth quarter of 2008.
Income Taxes
Our effective tax rate was a benefit of 7.6% and expense of (10.7)% for the three months ended July 4, 2009 and June 28, 2008, respectively, and a benefit of 4.0% and an expense of (220.0)% for the six months ended July 4, 2009 and June 28, 2008, respectively. The effective tax rate for the three and six months ended July 4, 2009 reflects income tax expense applicable to certain foreign jurisdictions, income tax benefit for losses incurred in certain foreign jurisdictions, state taxes and refundable research tax credits, offset in part by an allocation of tax to other comprehensive income.
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

As of July 4, 2009, our valuation allowance was $58.5 million. We will continue to monitor our actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period.
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities balances increased to a total of $149.5 million as of July 4, 2009 from $148.4 million as of January 3, 2009. This increase was attributable primarily to cash generated from operations and investing activities in the second quarter of 2009, offset in part by cash used in financing activities during the quarter.
Net cash provided by our operating activities of $9.8 million for the six months ended July 4, 2009 was attributable primarily to cash provided by our operations and increased collections on our accounts receivable, offset in part by purchases of inventory and payments for accounts payable and payroll related expenses. In connection with our asset exchange transaction with Oclaro, we transferred $8.7 million of inventory related to our diode laser manufacturing operations to Oclaro, and acquired $6.0 million of inventory related to the New Focus business. In addition, inventory related to our existing product lines increased by $6.3 million. The cash outflows related to accounts payable and payroll related expenses was due primarily to the timing of payments.
Net cash provided by investing activities of $7.2 million for the six months ended July 4, 2009 was attributable to net sales of marketable securities of $12.4 million, offset in part by purchases of property and equipment of $2.2 million and the $3.0 million cash payment related to our asset exchange transaction with Oclaro.
Net cash used in financing activities of $4.7 million for the six months ended July 4, 2009 was attributable primarily to the repayment of short-term borrowings of $5.1 million.
During June 2008, we issued 300 million yen ($3.1 million at July 4, 2009) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At July 4, 2009, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.30% at July 4, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.27% at July 4, 2009) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At July 4, 2009, there were no balances outstanding under this line of credit, with $3.7 million available, after considering outstanding letters of credit totaling $1.3 million.
Our two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($11.5 million at July 4, 2009) and expire as follows: $8.4 million on November 30, 2009 and $3.1 million on May 31, 2010. The $8.4 million line of credit bears interest at the prevailing bank rate and the $3.1 million line of credit bears interest at LIBOR plus 1.75%. Certain cash equivalents held by the lending institution’s U.S. affiliate collateralize the $3.1 million line of credit. At July 4, 2009, we had $6.6 million outstanding and $4.9 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($5.7 million at July 4, 2009), have no expiration dates and bear interest at the bank’s prevailing rate. At July 4, 2009, we had $1.7 million outstanding and $4.0 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. As of July 4, 2009, the weighted average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.46%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first half of 2009. As of July 4, 2009, 3.9 million shares remained available for purchase under the program.
During the remainder of 2009, we expect to use $8 million to $10 million of cash for capital expenditures, primarily related to the relocation of our Lasers Division to a new facility, an upgrade of our domestic telecommunications system and the relocation of our manufacturing operations in Wuxi, China.
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
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes accounting and disclosure standards for events that occur subsequent to the balance sheet date but prior to issuance of the financial statements. SFAS No. 165 establishes the period subsequent to the balance sheet date during which management should evaluate transactions and events, the circumstances under which management should recognize transactions or events occurring after the balance sheet date in the financial statements and the disclosure requirements regarding such transactions or events. This Statement became effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for interim and annual periods ending after September 15, 2009 and will not have a material impact on our financial position or results of operations.

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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net loss in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and six months ended July 4, 2009. There were no forward exchange contracts outstanding at July 4, 2009.
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
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net loss for the three and six months ended July 4, 2009. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.
Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.1 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our cash and marketable securities, which totaled $149.5 million at July 4, 2009, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $8.8 million at July 4, 2009, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our cash and marketable securities or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net loss for the three and six months ended July 4, 2009.

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
Item 4. Submission of matters to a vote of security holders
Our annual meeting of stockholders was held on May 19, 2009. Of the 36,109,634 shares of common stock issued and outstanding and entitled to vote at the meeting, there were present at the meeting, in person or by proxy, the holders of 34,825,821 shares of common stock, representing approximately 96.4% of the total number of shares entitled to vote at the meeting. This percentage represented a quorum. The following three proposals were presented and voted on at the meeting:
Proposal 1
To elect two nominees, Michael T. O’Neill and Markos I. Tambakeras, as Class I members of our Board of Directors. The two nominees were elected by a plurality of the shares present and entitled to vote at the meeting in person or by proxy. The voting results were:

Nominee	For	Withheld
Michael T. O’Neill	34,257,201	568,620
Markos I. Tambakeras	34,317,698	508,123

Proposal 2
To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 2, 2010. Such proposal was approved by more than a majority of the shares present and entitled to vote at the meeting in person or by proxy. The voting results were:

For	Against	Abstain	Broker Non-Vote
34,647,138	152,914	25,769	—
Proposal 3
To consider a stockholder proposal to declassify our Board of Directors. Such proposal was approved by more than a majority of the shares present and entitled to vote at the meeting in person or by proxy. The voting results were:

For	Against	Abstain	Broker Non-Vote
18,646,090	9,307,585	36,464	6,835,682
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2009	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
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