Form 10-Q
period 2009-10-03
NEWPORT CORP
filed 2009-11-12
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of October 31, 2009, 36,236,303 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net sales	$88,317	$105,026	$265,394	$337,933
Cost of sales	53,097	65,424	163,764	204,923

Gross profit	35,220	39,602	101,630	133,010

Selling, general and administrative expenses	27,942	28,205	82,140	88,088
Research and development expense	9,339	11,340	27,704	35,125
Loss on disposal of diode laser assets and related costs	285	—	4,355	—

Operating income (loss)	(2,346)	57	(12,569)	9,797

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	200	743	192	(6,317)
Interest and other expense, net	(2,024)	(2,100)	(6,339)	(5,261)

Loss before income taxes	(4,170)	(1,300)	(18,716)	(1,781)

Income tax (benefit) provision	(652)	1,086	(1,237)	2,144

Net loss	$(3,518)	$(2,386)	$(17,479)	$(3,925)

Net loss per share:
Basic	$(0.10)	$(0.07)	$(0.48)	$(0.11)
Diluted	$(0.10)	$(0.07)	$(0.48)	$(0.11)

Shares used in per share calculations:
Basic	36,214	36,078	36,150	36,208
Diluted	36,214	36,078	36,150	36,208
See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 3,	January 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$88,623	$74,874
Marketable securities	61,422	73,546
Accounts receivable, net of allowance for doubtful accounts of $2,568 and $1,642 as of October 3, 2009 and January 3, 2009, respectively	64,501	75,258
Notes receivable, net	2,345	6,610
Inventories	96,683	98,833
Deferred income taxes	13,060	13,456
Prepaid expenses and other current assets	14,892	10,740

Total current assets	341,526	353,317

Property and equipment, net	53,585	60,245
Goodwill	69,932	68,540
Deferred income taxes	1,920	2,555
Intangible assets, net	29,359	26,696
Investments and other assets	13,295	13,550

	$509,617	$524,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$9,909	$14,089
Accounts payable	22,289	24,636
Accrued payroll and related expenses	19,088	21,827
Accrued expenses and other current liabilities	30,284	29,258

Total current liabilities	81,570	89,810

Long-term debt	138,928	135,478
Obligations under capital leases, less current portion	1,289	1,220
Accrued pension liabilities	11,216	10,652
Other liabilities	22,309	22,546

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,236,303 and 36,048,634 shares issued and outstanding as of October 3, 2009 and January 3, 2009, respectively	4,229	4,207
Capital in excess of par value	409,250	407,047
Accumulated other comprehensive income	10,653	6,291
Accumulated deficit	(169,827)	(152,348)

Total stockholders’ equity	254,305	265,197

	$509,617	$524,903

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,479)	$(3,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,910	16,024
Amortization of discount on convertible subordinated notes	3,416	3,929
Write-down of note receivable and other amounts related to previously discontinued operations	—	7,061
Provision for losses on inventories	8,102	4,372
Stock-based compensation expense	1,703	1,506
Provision for doubtful accounts, net	686	106
Loss on disposal of diode laser assets	3,765	—
Loss on disposal of property and equipment	5	519
Deferred income taxes, net	(192)	1,237
Increase (decrease) in cash, net of acquisition and divestiture, due to changes in:
Accounts and notes receivable	16,316	5,613
Inventories	(9,489)	3,789
Prepaid expenses and other assets	(3,679)	(1,126)
Accounts payable	(3,257)	(9,597)
Accrued payroll and related expenses	(2,998)	(1,188)
Accrued expenses and other liabilities	(239)	3,275
Other long-term liabilities	1,619	38

Net cash provided by operating activities	13,189	31,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,580)	(16,126)
Acquisition of business	(3,000)	—
Purchase of marketable securities	(18,994)	(47,923)
Proceeds from the sale of marketable securities	33,010	30,616

Net cash provided by (used in) investing activities	3,436	(33,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,828
Borrowings (repayments) of long-term debt and obligations under capital leases, net	80	(48)
Repayments of short-term obligations, net	(4,336)	(1,627)
Proceeds from the issuance of common stock under employee plans	522	1,582
Purchases of common stock	—	(12,822)

Net cash used in financing activities	(3,734)	(10,087)
Impact of foreign exchange rate changes on cash balances	858	100

Net increase (decrease) in cash and cash equivalents	13,749	(11,787)
Cash and cash equivalents at beginning of period	74,874	88,737

Cash and cash equivalents at end of period	$88,623	$76,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,938	$4,844
Income taxes, net	$1,294	$759
See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
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
The Company has reviewed events and transactions that have occurred from October 3, 2009 through November 12, 2009, the date of issuance of the accompanying financial statements, and determined that no events or transactions have occurred subsequent to October 3, 2009 that require recognition or disclosure in the financial statements.
Certain prior period amounts have been reclassified to reflect the Company’s retrospective implementation of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470-20 (formerly known as FSP APB 14-1). See Note 10 for additional detail.
NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance and is not expected to have a material impact on the Company’s financial position or results of operations.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and, instead, requires companies to allocate revenue to each of the deliverable products based on its relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that ASU 2009-13 will have on its financial position and results of operations.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
NOTE 3 MARKETABLE SECURITIES
All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at October 3, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
(In thousands)	Fair Value	Gains	Losses
U.S. government and agency debt securities	$18,555	$474	$—
Corporate debt securities	6,256	2	(126)
Equity securities	24,930	248
Asset-backed securities	7,284	177	(240)
Certificates of deposit	4,397	1	(1)

	$61,422	$902	$(367)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
	Aggregate	Unrealized	Aggregate	Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
Corporate debt securities	$—	$—	$3,304	$(126)
Asset-backed securities	—	—	90	(240)
Certificates of deposit	—	—	546	(1)

	$—	$—	$3,940	$(367)

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
The contractual maturities of debt securities and certificates of deposit were as follows:

October 3,
(In thousands)	2009
0 — 1 Year	$21,476
1 — 2 Years	6,118
2 — 3 Years	1,129
3 — 5 Years	5,237
5 — 10 Years	—
More than 10 years	2,532

$36,492

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Gross realized gains	$—	$—	$4	$121
Gross realized losses	(1)	(3)	(2)	(3)

	$(1)	$(3)	$2	$118

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
The estimated fair values of the Company’s financial instruments were as follows:

	October 3, 2009		January 3, 2009
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$88,623	$88,623	$74,874	$74,874
Marketable securities	$61,422	$61,422	$73,546	$73,546
Pension assets not owned by plan	$9,154	$9,154	$6,614	$6,614
Short-term obligations	$9,909	$9,909	$14,089	$14,089
Long-term debt	$138,928	$139,290	$135,478	$117,967
ASC 820-10 requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	October 3, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities:
U.S. government and agency debt securities	$18,555	$18,555	$—	$—
Corporate debt securities	6,256	6,256	—	—
Equity securities	24,930	24,930	—	—
Asset-backed securities	7,284	3,871	3,413	—
Certificates of deposit	4,397	3,746	651	—

	61,422	57,358	4,064	—
Pension assets not owned by plan	9,154	9,154	—	—

	$70,576	$66,512	$4,064	$—

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
Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Current assets	$8,930
Goodwill	1,392
Purchased intangible assets	4,830
Other assets	1,247
Current liabilities	(2,299)

$14,100

The $1.4 million in goodwill has been allocated to the Company’s Photonics and Precision Technologies (PPT) Division and will be deductible for tax purposes, as this was an asset acquisition.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
The actual net sales and net income of the New Focus business from July 4, 2009, the closing date of the acquisition, that were included in the Company’s consolidated statement of operations for the three and nine months ended October 3, 2009 and September 27, 2008 are set forth in the table below. Also set forth in the table below are the net sales and net loss of the Company during such periods, including the results of the New Focus business as though the acquisition had occurred at the beginning of both periods presented. This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Actual:
Net sales	$5,374	$—	$5,374	$—
Net income	$1,213	$—	$1,213	$—
Supplemental pro forma information:
Net sales	$88,317	$112,787	$278,147	$362,793
Net loss	$(3,518)	$(4,903)	$(21,888)	$(3,662)
The Company’s diode laser assets had a net book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in continuing operations under loss on disposal of diode laser assets and related costs in the Company’s consolidated statements of operations. These assets had previously been included in the Company’s Lasers Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$11,043
Other assets	5,106
Current liabilities	(1,284)

$14,865

NOTE 6 SUPPLEMENTAL BALANCE SHEET INFORMATION
Inventories
Inventories were as follows:

	October 3,	January 3,
(In thousands)	2009	2009
Raw materials and purchased parts	$82,101	$84,472
Work in process	10,161	7,624
Finished goods	36,144	33,422

	128,406	125,518
Allowance for excess and obsolete inventory	(31,723)	(26,685)

	$96,683	$98,833

Accrued Warranty Obligations
Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters, gratings and crystals products, which generally carry a 90 day

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
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
The activity in accrued warranty obligations was as follows:

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2009	2008
Balance at beginning of year	$5,978	$5,847
Additions charged to cost of sales	3,215	5,208
Warranty claims	(4,465)	(4,761)

Balance at end of period	$4,728	$6,294

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	October 3,	January 3,
(In thousands)	2009	2009
Deferred revenue	$14,193	$11,813
Accrued warranty obligations	4,728	5,978
Accrued pension benefits	2,516	1,999
Other	8,847	9,468

	$30,284	$29,258

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:

	October 3,	January 3,
(In thousands)	2009	2009
Cumulative foreign currency translation gains	$10,263	$6,884
Unrecognized net pension gains	55	58
Unrealized gains (losses) on marketable securities	335	(651)

	$10,653	$6,291

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
NOTE 7 INTANGIBLE ASSETS
Intangible assets were as follows:

	October 3,	January 3,
(In thousands)	2009	2009
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $3,815 and $3,210 as of October 3, 2009 and January 3, 2009, respectively	$5,985	$3,990
Customer relationships, net of accumulated amortization of $10,171 and $8,694 as of October 3, 2009 and January 3, 2009, respectively	9,929	10,806
Other, net of accumulated amortization of $85 and $0 as of October 3, 2009 and January 3, 2009	945	—

	16,859	14,796
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	11,900

Intangible assets, net	$29,359	$26,696

Amortization expense related to intangible assets totaled $0.8 million and $2.2 million for the three and nine months ended October 3, 2009, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 27, 2008, respectively. Developed technology and customer relationships are amortized over 10 years. Other intangible assets include acquired backlog, which is amortized over one year, and in-process research and development, which will not be amortized until the technology is completed.
Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated
Aggregate
Amortization
(In thousands)	Expense
2009 (remaining)	$833
2010	3,160
2011	2,990
2012	2,990
2013	2,990
Thereafter	3,206

$16,169

The Company has excluded $690,000 of amortization expense related to in-process research and development from the table above, as it is uncertain when the technology will be completed and when the amortization will begin.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
NOTE 8 INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Interest and dividend income	$538	$1,006	$1,609	$3,070
Interest expense	(2,366)	(2,829)	(7,136)	(8,281)
Bank and portfolio asset management fees	(158)	(149)	(483)	(441)
Other, net	(38)	(128)	(329)	391

	$(2,024)	$(2,100)	$(6,339)	$(5,261)

NOTE 9 STOCK-BASED COMPENSATION
During the nine months ended October 3, 2009, the Company granted 1.2 million restricted stock units and 1.0 million stock appreciation rights with weighted average grant date fair values of $4.18 and $1.64, respectively.
The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Cost of sales	$39	$36	$98	$198
Selling, general and administrative expenses	530	(195)	1,442	1,044
Research and development expense	53	61	163	264

	$622	$(98)	$1,703	$1,506

In the three months ended September 27, 2008, the Company determined that the performance goals applicable to certain of its outstanding stock-based awards, for which it previously recognized compensation expense, would not be achieved and, therefore, reversed the amount of compensation expense previously recognized for such awards.
At October 3, 2009, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $3.9 million (net of estimated forfeitures of $1.3 million). This amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will vest. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.6 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards will be achieved. At October 3, 2009, there were 1.2 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $11.15 per share that were not expected to vest.
At October 3, 2009, 2.6 million stock options with a weighted average exercise price of $20.45 per share, intrinsic value of $0.3 million and remaining contractual term of 3.0 years were vested or expected to vest and exercisable.
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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of October 3, 2009, the conversion value was less than the principal amount of the notes.
During the first quarter of 2009, the Company adopted ASC 470-20, which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with ASC 470-20, the Company has recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and has allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained by the Company against its deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of ASC 470-20, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for the Company’s fiscal years 2008 and 2007, respectively. The cumulative effect of adopting ASC 470-20 was an increase in stockholders’ equity of $14.6 million as of January 3, 2009. The Company’s consolidated statements of operations for the three and nine months ended September 27, 2008 have been retrospectively adjusted compared with previously reported amounts as follows:

	Three Months	Nine Months
	Ended	Ended
	September 27,	September 27,
(In thousands)	2008	2008

Additional non-cash interest expense	$1,321	$3,929
Reduction in amortization of debt issuance costs	(70)	(206)

Retrospective increase in net loss	$1,251	$3,723

Change to basic earnings per share	$(0.03)	$(0.10)
Change to diluted earnings per share	$(0.03)	$(0.10)
At October 3, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $135.6 million, net of $11.4 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 3, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $132.2 million, net of $14.8 million in unamortized debt discount. At October 3, 2009 and January 3, 2009, the carrying value of the equity component was $26.6 million, net of $0.9 million of equity issuance costs. At October 3, 2009 and January 3, 2009, debt issuance costs of $2.0 million and $2.6 million, respectively, net of accumulated amortization, were included in other long-term assets in investments and other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008

Contractual interest	$919	$1,094	$2,756	$3,281
Amortization of debt discount	1,148	1,321	3,416	3,929

Interest cost on convertible subordinated notes	$2,067	$2,415	$6,172	$7,210

During June 2008, the Company issued 300 million yen ($3.3 million at October 3, 2009) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At October 3, 2009, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.
The Company’s domestic revolving line of credit has a total credit limit of $5.0 million and expires December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.24% at October 3, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.20% at October 3, 2009) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At October 3, 2009, there were no balances outstanding under this line of credit, with $3.7 million available, after considering outstanding letters of credit totaling $1.3 million.
The two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($12.2 million at October 3, 2009) and expire as follows: $8.9 million on November 30, 2009 and $3.3 million on May 31, 2010. The $8.9 million line of credit bears interest at the prevailing bank rate and the $3.3 million line of credit bears interest at LIBOR plus 1.75%. Certain cash equivalents held by the lending institution’s U.S. affiliate collateralize the $3.3 million line of credit. At October 3, 2009, the Company had $7.9 million outstanding and $4.3 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets. The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.1 million at October 3, 2009), have no expiration dates and bear interest at the prevailing bank rate. At October 3, 2009, the Company had $2.0 million outstanding and $4.1 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing — Secured Borrowing and Collateral. As of October 3, 2009, the weighted average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.5%.
Total long-term debt was as follows:

	October 3,	January 3,
(In thousands)	2009	2009

Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	$3,340	$3,307
Convertible notes due February 2012, interest at 2.5% payable semi-annually	135,588	132,171

Total long-term debt	$138,928	$135,478

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
NOTE 11 NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008

Net loss	$(3,518)	$(2,386)	$(17,479)	$(3,925)

Shares:
Weighted average shares outstanding — basic	36,214	36,078	36,150	36,208
Dilutive potential common shares, using treasury stock method	—	—	—	—

Weighted average shares outstanding — diluted	36,214	36,078	36,150	36,208

Net loss per share:
Basic	$(0.10)	$(0.07)	$(0.48)	$(0.11)

Diluted	$(0.10)	$(0.07)	$(0.48)	$(0.11)

For the three and nine months ended October 3, 2009, 156,000 and 120,000 dilutive shares, respectively, and for the three and nine months ended September 27, 2008, 68,000 and 100,000 dilutive shares, respectively, were excluded from the computation of diluted net loss per share, as their inclusion would have had an antidilutive effect due to the Company incurring a loss in each period. In addition, for the three and nine months ended October 3, 2009, 2,532,000 and 2,614,000 stock options, respectively, and for the three and nine months ended September 27, 2008, 2,694,000 and 2,541,000 stock options, respectively, were excluded from the computation of dilutive shares, as their exercise price exceeded the average market price of the Company’s common stock, which would have resulted in an antidulitive effect. For the three and nine months ended October 3, 2009 and for the three and nine months ended September 27, 2008, 3.3 million and 1.7 million performance-based awards, respectively, were excluded from the computation of diluted net income per share, as the performance criteria for their vesting had not been met.
For the three and nine months ended October 3, 2009 and September 27, 2008, the Company’s convertible subordinated notes had no impact on diluted net loss per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.
NOTE 12 INCOME TAXES
The Company has maintained a valuation allowance against substantially all of its gross deferred tax assets pursuant to ASC 740-10, Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of taxes in certain foreign jurisdictions, required state income taxes, the federal alternative minimum tax and the impact of discrete items.
The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of October 3, 2009, the Company’s valuation allowance was $59.7 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
NOTE 13 COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Net loss	$(3,518)	$(2,386)	$(17,479)	$(3,925)
Foreign currency translation gains (losses)	2,416	(4,772)	3,380	781
Unrecognized net pension gains (losses)	16	1	(3)	24
Unrealized gains (losses) on marketable securities	(93)	(511)	985	(652)

	$(1,179)	$(7,668)	$(13,117)	$(3,772)

NOTE 14 STOCKHOLDERS’ EQUITY TRANSACTIONS
In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first nine months of 2009. As of October 3, 2009, 3.9 million shares remained available for purchase under the program.
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
Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Service cost	$148	$143	$436	$438
Interest cost on benefit obligation	163	172	466	523
Expected return on plan assets	(32)	(40)	(92)	(123)
Net loss	(8)	—	(22)	—

	$271	$275	$788	$838

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
October 3, 2009
The Company measured operating income (loss) reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses and other charges and gains, interest and other expense, net, and income taxes.

		Photonics and
		Precision
(In thousands)	Lasers	Technologies	Total

Three months ended October 3, 2009:
Sales to external customers	$34,601	$53,716	$88,317
Segment income	$459	$6,375	$6,834

Three months ended September 27, 2008:
Sales to external customers	$44,847	$60,179	$105,026
Segment income (loss)	$(2,218)	$8,935	$6,717

Nine months ended October 3, 2009:
Sales to external customers	$107,555	$157,839	$265,394
Segment income (loss)	$(8,336)	$19,907	$11,571

Nine months ended September 27, 2008:
Sales to external customers	$142,212	$195,721	$337,933
Segment income (loss)	$(4,143)	$33,367	$29,224
The segment loss reported for the Company’s Lasers Division for the three and nine months ended October 3, 2009 includes a loss on the disposal of diode laser assets and related costs of $0.3 million and $4.4 million, respectively.
The following reconciles segment income to consolidated loss before income taxes:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Segment income	$6,834	$6,717	$11,571	$29,224
Unallocated operating expenses	(9,180)	(6,660)	(24,140)	(19,427)
Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	200	743	192	(6,317)
Interest and other expense, net	(2,024)	(2,100)	(6,339)	(5,261)

	$(4,170)	$(1,300)	$(18,716)	$(1,781)

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
Overview
We are a global supplier of advanced technology products and systems, including lasers, photonics instrumentation, sub-micron positioning systems, vibration isolation, optical components and subsystems and advanced automated manufacturing systems. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our Photonics and Precision Technologies (PPT) Division. Both of our divisions offer a broad array of products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications and markets.
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
Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Current assets	$8,930
Goodwill	1,392
Purchased intangible assets	4,830
Other assets	1,247
Current liabilities	(2,299)

$14,100

Our diode laser assets had a net book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in continuing operations under loss on disposal of diode laser assets and related costs in our consolidated statements of operations. These assets had previously been included in our Lasers Division.

Adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470-20 (formerly known as FSP APB 14-1)
During the first quarter of 2009, we adopted ASC 470-20, Debt — Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with ASC 470-20, we have recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and have allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained against our deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of ASC 470-20, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for our fiscal years 2008 and 2007, respectively. The cumulative effect of adopting ASC 470-20 was an increase in stockholders’ equity of $14.6 million as of January 3, 2009. Our consolidated statements of operations for the three and nine months ended September 27, 2008 have been retrospectively adjusted compared with previously reported amounts as follows:

	Three Months	Nine Months
	Ended	Ended
	September 27,	September 27,
(In thousands)	2008	2008

Additional non-cash interest expense	$1,321	$3,929
Reduction in amortization of debt issuance costs	(70)	(206)

Retrospective increase in net loss	$1,251	$3,723

Change to basic earnings per share	$(0.03)	$(0.10)
Change to diluted earnings per share	$(0.03)	$(0.10)
Stock-Based Compensation
During the nine months ended October 3, 2009, we granted 1.2 million restricted stock units and 1.0 million stock appreciation rights with weighted average grant date fair values of $4.18 and $1.64, respectively.
The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2009	2008	2009	2008
Cost of sales	$39	$36	$98	$198
Selling, general and administrative expenses	530	(195)	1,442	1,044
Research and development expense	53	61	163	264

	$622	$(98)	$1,703	$1,506

In the three months ended September 27, 2008, we determined that the performance goals applicable to certain of our outstanding stock-based awards, for which we previously recognized compensation expense, would not be achieved, and we therefore reversed the amount of compensation expense we previously recognized for such awards.

Results of Operations for the Three and Nine Months Ended October 3, 2009 and September 27, 2008
The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1	62.3	61.7	60.6

Gross profit	39.9	37.7	38.3	39.4

Selling, general and administrative expenses	31.6	26.9	31.0	26.1
Research and development expense	10.6	10.8	10.4	10.4
Loss on disposal of diode laser assets and related costs	0.3	—	1.6	—

Operating income (loss)	(2.6)	(0.0)	(4.7)	2.9

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	0.2	0.7	0.1	(1.9)
Interest and other expense, net	(2.3)	(2.0)	(2.5)	(1.6)

Loss before income taxes	(4.7)	(1.3)	(7.1)	(0.6)

Income tax (benefit) provision	(0.7)	1.0	(0.5)	0.6

Net loss	(4.0)%	(2.3)%	(6.6)%	(1.2)%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.
Net Sales
Net sales for the three months ended October 3, 2009 decreased by $16.7 million, or 15.9%, compared with the corresponding period in 2008. Net sales for the nine months ended October 3, 2009 decreased $72.5 million, or 21.5%, compared with the corresponding period in 2008. For the three months ended October 3, 2009, net sales by our Lasers Division decreased $10.2 million, or 22.8%, and net sales by our PPT Division decreased $6.5 million, or 10.7%, compared with the prior year period. For the nine months ended October 3, 2009, net sales by our Lasers Division decreased $34.6 million, or 24.4%, and net sales by our PPT Division decreased $37.9 million, or 19.4%, compared with the prior year period. We experienced decreases in net sales during the three and nine months ended October 3, 2009 compared with the corresponding periods of 2008 in all of our end markets, other than sales to the scientific research end market in the third quarter of 2009, which were approximately the same as the prior year period. These decreases resulted primarily from continued poor worldwide macroeconomic conditions and the ongoing cyclical downturn in the semiconductor equipment industry.
Net sales to the scientific research, aerospace and defense/security markets for the three months ended October 3, 2009 were approximately equal to our net sales to these markets in the same period in 2008. Net sales to these markets for the nine months ended October 3, 2009 decreased $4.8 million, or 4.5%, compared with the same period in 2008. In the third quarter of 2009, we experienced lower sales to these markets in our existing businesses compared with the same period in 2008, which were offset by the addition of sales to these markets by the New Focus business following its acquisition on July 4, 2009. The decrease in sales to these markets during the nine months ended October 3, 2009 compared with the prior year period was due primarily to decreased sales to research customers, including universities, resulting from lower funding from governmental entities, corporations and private foundations, and decreased sales to defense contractor customers, offset in part by additional sales from the New Focus business. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended October 3, 2009 decreased $10.6 million, or 34.8%, compared with the same period in 2008. Net sales to this market for the nine months ended October 3, 2009 decreased $44.6 million, or 42.6%, compared with the same period in 2008. The decrease in sales to this market during the three and nine months ended October 3, 2009 compared with the same periods in 2008 was due primarily to a significant decline in sales to our semiconductor manufacturing equipment customers as a result of the severe cyclical downturn in that industry, as well as lower sales of laser-based disk texturing systems, offset in part by the addition of sales from the New Focus Business.
Net sales to the life and health sciences market for the three months ended October 3, 2009 decreased $1.6 million, or 7.0%, compared with the same period in 2008. Net sales to this market for the nine months ended October 3, 2009 decreased $1.8 million, or 2.7%, compared with the same period in 2008. The decrease in sales to this market for the three month period in 2009 compared with the same period in 2008 was due primarily to the divestiture of our diode laser operations at the end of the second quarter of 2009. The decrease for the nine month period in 2009 was due to the divestiture of our diode laser operations and to decreased sales of products for bioinstrumentation applications and for cosmetic and other elective treatment applications, offset in part by higher sales of products for bioimaging applications, compared with the same period in 2008.
Net sales to our industrial manufacturing and other end markets for the three months ended October 3, 2009 decreased $4.5 million, or 25.5%, compared with the same period in 2008. Net sales to these markets for the nine months ended October 3, 2009 decreased $21.3 million, or 36.9%, compared with the same period in 2008. The decrease in sales to this market during the three and nine months ended October 3, 2009 compared with the same periods in 2008 was due primarily to the continued poor macroeconomic climate worldwide.
Geographically, net sales were as follows:

	Three Months Ended
	October 3,	September 27,		Percentage
(In thousands)	2009	2008	Decrease	Decrease
United States	$43,658	$50,869	$(7,211)	(14.2)%
Europe	21,804	27,165	(5,361)	(19.7)
Pacific Rim	18,845	21,872	(3,027)	(13.8)
Other	4,010	5,120	(1,110)	(21.7)

	$88,317	$105,026	$(16,709)	(15.9)%

	Nine Months Ended
	October 3,	September 27,		Percentage
(In thousands)	2009	2008	Decrease	Decrease
United States	$122,935	$157,249	$(34,314)	(21.8)%
Europe	69,041	86,982	(17,941)	(20.6)
Pacific Rim	58,421	78,207	(19,786)	(25.3)
Other	14,997	15,495	(498)	(3.2)

	$265,394	$337,933	$(72,539)	(21.5)%

The decrease in sales to customers in the United States and Europe during the three and nine months ended October 3, 2009 compared with the corresponding periods in 2008 was due primarily to lower sales to our semiconductor manufacturing equipment and industrial manufacturing customers. The decrease in sales to customers in the Pacific Rim during the three and nine months ended October 3, 2009 compared with the corresponding periods in 2008 was due primarily to lower sales to our semiconductor manufacturing equipment customers and lower sales of laser-based disk texturing systems.

Gross Margin
Gross margin was 39.9% and 37.7% for the three months ended October 3, 2009 and September 27, 2008, respectively. The increase in gross margin for the current year period was due primarily to the divestiture of our diode laser operations and the impact of our cost reduction actions.
Gross margin was 38.3% and 39.4% for the nine months ended October 3, 2009 and September 27, 2008, respectively. The decrease in gross margin for the nine month period was due primarily to lower overhead absorption resulting from decreased sales and increased inventory reserves, offset in part by lower personnel costs resulting from headcount reductions, improved operating efficiencies at certain facilities as a result of our cost reduction actions and the divestiture of our diode laser operations.
Selling, General and Administrative (SG&A) Expenses
SG&A expenses totaled $27.9 million, or 31.6% of net sales, and $28.2 million, or 26.9% of net sales, for the three months ended October 3, 2009 and September 27, 2008, respectively. The decrease in SG&A expenses in absolute dollars in the current year period was due primarily to decreases in professional fees, salary costs, utilities expenses and travel expenses, offset in part by increased incentive compensation costs.
SG&A expenses totaled $82.1 million, or 31.0% of net sales, and $88.1 million, or 26.1% of net sales, for the nine months ended October 3, 2009 and September 27, 2008, respectively. The decrease in SG&A expenses in absolute dollars in the current year period was due primarily to decreases in professional fees, travel expenses, personnel costs, shipping costs and advertising costs, offset in part by increased bad debt expense.
In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.
Research and Development (R&D) Expense
R&D expense totaled $9.3 million, or 10.6% of net sales, and $11.3 million, or 10.8% of net sales, for the three months ended October 3, 2009 and September 27, 2008, respectively. The decrease in R&D expense in the current year period was due primarily to decreased personnel costs in our Lasers Division.
R&D expense totaled $27.7 million, or 10.4% of net sales, and $35.1 million, or 10.4% of net sales, for the nine months ended October 3, 2009 and September 27, 2008, respectively. The decrease in R&D expense in absolute dollars in the current year period was due to decreased spending in both our PPT Division and our Lasers Division. The decreased R&D expense in our PPT Division was due primarily to lower spending related to solar cell manufacturing applications, as the design and development of certain products was completed during 2008. The decreased R&D expense in our Lasers Division was due primarily to decreased personnel costs.
We believe that the continued development and advancement of our key products and technologies is critical to our success, and we intend to continue to invest in key R&D initiatives, while working to ensure that the efforts are focused and the resources are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to changes in net sales.
Interest and Other Expense, Net
Interest and other expense, net totaled $2.0 million and $2.1 million for the three months ended October 3, 2009 and September 27, 2008, respectively. The improvement in the current year period compared with the 2008 period resulted from a decrease in interest expense due to the extinguishment of $28 million of our convertible subordinated notes in the fourth quarter of 2008, offset in part by a decrease in interest income earned due to lower interest rates during the current year period.

Interest and other expense, net totaled $6.3 million and $5.3 million for the nine months ended October 3, 2009 and September 27, 2008, respectively. Interest expense declined compared with the prior year period due to the extinguishment of $28 million of our convertible subordinated notes in the fourth quarter of 2008, but this was more than offset by a decrease in interest income earned due to lower interest rates and by an increase in other expense due to currency fluctuations.
Income Taxes
Our effective tax rate for the three months ended October 3, 2009 and September 27, 2008 was a benefit of 15.6% and expense of (83.5)%, respectively. Our effective tax rate for the nine months ended October 3, 2009 and September 27, 2008 was a benefit of 6.6% and an expense of (120.4)%, respectively. The effective tax rate for the three and nine months ended October 3, 2009 reflects income tax expense applicable to certain foreign jurisdictions, income tax benefit for losses incurred in certain foreign jurisdictions, state taxes and refundable research tax credits, offset in part by an allocation of tax expense to other comprehensive income.
Under ASC 740-270, Income Taxes — Interim Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate and interim period tax. We are also required to record the tax impact of certain unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings compared with annual projections.
We have maintained a valuation allowance against substantially all of our gross deferred tax assets pursuant to ASC 740-10, Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of taxes in certain foreign jurisdictions, required state income taxes, the federal alternative minimum tax and the impact of discrete items.
As of October 3, 2009, our valuation allowance was $59.7 million. We will continue to monitor our actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period.
Liquidity and Capital Resources
Our cash and cash equivalents and marketable securities balances increased to a total of $150.0 million as of October 3, 2009 from $148.4 million as of January 3, 2009. This increase was attributable primarily to cash generated from operations, offset in part by capital expenditures primarily related to facility consolidation activities, and cash used in financing activities and in connection with our asset exchange transaction with Oclaro.
Net cash provided by our operating activities of $13.2 million for the nine months ended October 3, 2009 was attributable primarily to cash provided by our operations and increased collections of accounts and notes receivable, offset in part by purchases of inventory and the timing of payables and other expenses.
Net cash provided by investing activities of $3.4 million for the nine months ended October 3, 2009 was attributable to net sales of marketable securities of $14.0 million, offset in part by purchases of property and equipment of $7.6 million and the $3.0 million cash payment related to our asset exchange transaction with Oclaro.
Net cash used in financing activities of $3.7 million for the nine months ended October 3, 2009 was attributable primarily to the repayment of short-term borrowings of $4.3 million, offset in part by $0.5 million received as consideration for the issuance of common stock in connection with exercises of stock options and purchases of common stock under our employee stock purchase plan.

During June 2008, we issued 300 million yen ($3.3 million at October 3, 2009) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.
At October 3, 2009, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.
Our domestic revolving line of credit has a total credit limit of $5.0 million and expires on December 1, 2009. Certain cash equivalents held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.24% at October 3, 2009) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.20% at October 3, 2009) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At October 3, 2009, there were no balances outstanding under this line of credit, with $3.7 million available, after considering outstanding letters of credit totaling $1.3 million.
Our two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($12.2 million at October 3, 2009) and expire as follows: $8.9 million on November 30, 2009 and $3.3 million on May 31, 2010. The $8.9 million line of credit bears interest at the prevailing bank rate and the $3.3 million line of credit bears interest at LIBOR plus 1.75%. Certain cash equivalents held by the lending institution’s U.S. affiliate collateralize the $3.3 million line of credit. At October 3, 2009, we had $7.9 million outstanding and $4.3 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.1 million at October 3, 2009), have no expiration dates and bear interest at the bank’s prevailing rate. At October 3, 2009, we had $2.0 million outstanding and $4.1 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. As of October 3, 2009, the weighted average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.45%.
In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first nine months of 2009. As of October 3, 2009, 3.9 million shares remained available for purchase under the program.
During the fourth quarter of 2009, we expect to use $2 million to $5 million of cash for capital expenditures, primarily related to the relocation of our Lasers Division to a new facility, an upgrade of our domestic telecommunications system and the relocation of our manufacturing operations in Wuxi, China.
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

Recent Accounting Pronouncements
In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 was effective for interim and annual periods beginning after its issuance and did not have a material impact on our financial position or results of operations.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU 2009-13 will have on our financial position and results of operations.
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
From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Transaction gains and losses are included in our current net loss in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and nine months ended October 3, 2009. There were no forward exchange contracts outstanding at October 3, 2009.
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
Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net loss for the three and nine months ended October 3, 2009. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk
The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.3 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our cash and marketable securities, which totaled $150.0 million at October 3, 2009, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $9.2 million at October 3, 2009, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our cash and marketable securities or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net loss for the three and nine months ended October 3, 2009.
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

Dated: November 12, 2009	NEWPORT CORPORATION
	By:	/s/ Charles F. Cargile
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