Form 10-K
period 2010-01-02
NEWPORT CORP
filed 2010-03-05
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission File Number: 000-01649
__________________

NEWPORT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada		94-0849175
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)
1791 Deere Avenue, Irvine, California 92606 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 863-3144
__________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 4, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $196.2 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 28, 2010, 36,315,834 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which is expected to be held on May 18, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

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

     The demands of scientific and commercial applications for higher precision and miniaturization have caused photonics, the science and technology of generating and harnessing light in productive ways, to become an increasingly important enabling technology, permitting researchers and commercial users to perform tasks that cannot be accomplished by existing electrical, mechanical or chemical processes. In addition, in markets such as microelectronics and life and health sciences, photonics technology is replacing these current processes in a number of applications that it can accomplish faster, better or more economically.

     We provide a wide range of photonics technology and products designed to enhance the capabilities and productivity of our customers’ precision applications, including:
  lasers and laser technology, including solid-state, gas and dye lasers, tunable lasers and ultrafast laser systems;

  optical components and subassemblies, including precision optics and opto-mechanical subassemblies, thin-film optical filters, ruled and holographic diffraction gratings and crystals;

  photonics instruments and components, including optical meters, light sources, high-speed detectors and modulators, monochromators and spectroscopy instrumentation;

  high-precision positioning and vibration isolation products and systems; and

  advanced automated manufacturing systems used in the manufacture of solar panels, disk drive media and communications and electronics devices.

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

Acquisitions

     In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications industries. MRSI became part of what is now our Photonics and Precision Technologies (PPT) Division, and contributed significant expertise to us in the design and manufacture of automated high-precision manufacturing systems. During the past four years, we have focused this expertise on developing automated laser-based manufacturing systems, particularly for disk drive and solar panel manufacturing applications.

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

     In July 2009, we acquired the New Focus™ business of Oclaro, Inc. (Oclaro). The New Focus business expands our product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, high-speed detectors and modulators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for OEM customers.

Divestitures

     Following the acquisition of Spectra-Physics, we conducted a strategic review of all of our businesses and concluded that our robotic systems operations in Richmond, California, which served the front-end semiconductor equipment industry with product lines including wafer-handling robots, load ports and equipment front-end modules, were no longer core to our overall strategy. Consequently, we sold these operations in December 2005.

     In 2009, in evaluating the performance and needs of our Lasers Division, we concluded that our high-power diode laser manufacturing operations in Tucson, Arizona were not well aligned with the focus and business model of our Lasers Division. Therefore, in July 2009, we sold these diode laser operations to Oclaro in conjunction with our acquisition of the New Focus business from Oclaro. In connection with the sale, we secured a supply arrangement with Oclaro to ensure the continued availability of diode lasers needed in the manufacture of certain of our laser products at competitive price levels.

     We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview) beginning on page 36, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-15, of this Annual Report on Form 10-K for additional information.

Our Markets

     We sell our products, subsystems and systems to original equipment manufacturer (OEM) and end-user customers in markets and for applications that are enabled or enhanced by the use of photonics technology, including primarily:
  Scientific Research. We are one of the world’s leading suppliers of lasers and other photonics products to scientific researchers. For almost fifty years, we have worked closely with the research community to pioneer new applications and technologies. Today, we continue to help researchers break new ground in a variety of scientific research areas, including spectroscopy, ultrafast phenomena, terahertz imaging, laser-induced fluorescence, chemical analysis, materials science, light detection and ranging (LIDAR) and nonlinear optics.

  Microelectronics. Photonics technology addresses a number of vital applications in the microelectronics market. It is a key enabler of the semiconductor industry roadmap driving smaller chip feature sizes with the increased functionalities needed for next-generation consumer technology products, including cellular phones, personal digital assistants and digital cameras. It is also a key technology enabling the manufacture of solar panels with higher efficiency and at a lower cost per watt as that industry strives to make solar power more cost competitive. Our products are used in several key applications in the microelectronics market, including semiconductor wafer inspection and metrology, memory yield enhancement, lithography, wafer dicing and scribing, wafer and component marking, resistor trimming, thin-film solar panel scribing and edge deletion, solar cell testing and characterization, and LED scribing, as well as in disk drive, printed circuit board and flat panel display manufacturing applications.

  Life and Health Sciences. Photonics is increasingly becoming an enabling technology in the life and health sciences market. We provide products for diagnostic and analytical instrumentation and bioimaging. Our products are used in applications such as optical coherence tomography, multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight mass spectrometry, laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery.

  Aerospace and Defense/Security. The drive for more technologically advanced weapons and sensors is producing increased investment in photonics-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures. In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision. Our high-precision products are used by aerospace and defense engineers to develop, assemble, test and calibrate equipment for a wide range of applications, including target recognition and acquisition, LIDAR, range finding, missile guidance and advanced weapons development.

  Industrial Manufacturing. Our lasers and other photonics products are used in a wide range of precision industrial manufacturing applications, including rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and high-precision marking and engraving. We also offer laser solutions for image recording applications.

Our Operating Divisions

     We operate our business in two divisions, our PPT Division and our Lasers Division, which are organized to support our primary product categories.

Photonics and Precision Technologies Division

     Our PPT Division’s products and systems are sold to end users in all of our target end markets. We also sell products and subassemblies to OEM customers that integrate them into their systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, opto-mechanical subassemblies and crystals. The PPT Division also offers automated systems for advanced applications in the manufacturing of solar panels, disk drive media, and communications and electronic devices, including microwave, optical, radio frequency (RF) and multi-chip modules.

     Our PPT Division also designs, develops and manufactures systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers accelerate the time to market and enhance the performance of their equipment or instrumentation products. We have established a business team comprised of technical and operations specialists, which collaborates across our divisions to develop and provide these integrated solutions to our customers. We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor manufacturing, solar cell manufacturing and disk drive manufacturing, and in life and health sciences applications such as flow cytometry, DNA sequencing and optical coherence tomography.

Products

     The following table summarizes our PPT Division’s primary product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Photonics Instruments and Systems
  Electro-optic modulators

  Laser diode controllers

  Light sources

  Monochromators and spectrographs

  Optical power/energy detectors

  Optical power/energy meters

  Photonics test systems

  Solar simulators

  Solar cell test instruments

  Spectrometers

  Tunable external cavity diode lasers

  Ultrafast laser pulse measurement systems

  Atom trapping and cooling, including Bose-Einstein Condensates

  Characterization of cosmetic and pharmaceutical products

  Characterization of light emitted by lasers, light emitting diodes and broadband light sources

  Chemical composition analysis

  Colorimetry

  Optical power and energy measurement for free space and fiber-directed laser light

  Solar cell characterization and measurements

  Spectroscopy

  Testing and characterization of optical fibers and passive fiber optical components

Category	Products	Representative Applications
Precision Positioning Devices, Systems and Subsystems
  Custom multi-axis positioning systems

  Fast steering mirrors

  Fiber alignment stages and accessories

  Manual linear and rotation stages

  Micromanipulators

  Micrometers and adjustment screws

  Motion controllers and drivers

  Motorized linear and rotation stages

  Motorized actuators and optical mounts

  Nano-positioning and nano-focusing stages

  Piezo motor actuators and stages

  Precision air-bearing motion systems

  High-precision positioning for manufacturing and in-process inspection, metrology and final test applications

  High-precision positioning for thin-film solar cell manufacturing

  High-precision positioning of semiconductor wafers for metrology and fabrication

  Laser beam stabilization and pointing

  Laser system alignment and beam steering for inspection, laser processing and communications

  Precision alignment in fiber optic, telecommunication and laser device assembly

  Sample or sensor manipulation for imaging and microscopy

  Sample sorting and sequencing for DNA research

  Solar cell test and characterization

  Tracking and targeting test systems for aerospace and defense/security applications

Vibration Isolation Systems and Subsystems	Active and passive isolation systems Active vibration damping systems Elastomeric mounts Honeycomb, granite and rigid structures Optical tables, support systems and accessories Workstations
  Foundation platforms for laser systems

  Isolated platforms for semiconductor lithography equipment

  Reduction of impact of external vibration sources on high-precision research, manufacturing test and assembly systems

  Scanning electron microscope, atomic force microscope, and optical microscope base isolation

  Workstation platforms for fiber optic device fabrication

  Workstation platforms for microscopy and other advanced imaging applications

Category	Products	Representative Applications
Optics and Optical Hardware
  Beam routing and enclosing systems

  Beamsplitters and polarization optics

  Collimators

  Filters and attenuators

  Laser-to-fiber couplers

  Lenses

  Mirrors

  Optical hardware including bases, brackets, posts and rod systems

  Optical mounts

  Prisms and windows

  Ruled and holographic diffraction gratings

  Thin-film filters and coatings

  Ultrafast laser optics

  Analytical instrumentation for life and health sciences applications

  Development and manufacturing of laser systems

  Electro-optic sensors and imaging systems for defense/security applications

  High-precision alignment of optical instruments

  Optical measurement and communications systems

  Research in physical and biological sciences

  Semiconductor lithography, wafer inspection and wafer processing

  Spectroscopy

  Ultrafast laser, terahertz imaging and laser fusion research

Crystals	Crystal imaging arrays Electro-optics Optical crystals Scintillation crystals
  Infrared spectroscopy (FT-IR) for quality assurance

  Optical and acoustic applications including frequency doubling, optical modulators and Q switches

  X-ray detection such as steel thickness gauging

  X-ray imaging for security, industrial and medical applications

Category	Products	Representative Applications
Opto-Mechanical Subassemblies and Subsystems	Integrated electro-optic-mechanical subsystems Laser beam attenuators Laser beam delivery and imaging assemblies Objective lens systems Refractive beam shaper assemblies
  Analytical instrumentation for life and health sciences applications

  High-speed cell sorting for genomic research

  Laser beam delivery systems for solar panel manufacturing

  Laser beam stabilization for industrial metrology

  Light detection and ranging

  Optical coherence tomography for non-invasive diagnostics

  Optical data storage

  Semiconductor mask patterning

  Semiconductor wafer defect inspection

  Thin-film measurement of semiconductor wafers

Advanced Manufacturing Systems	Automated device packaging systems Automated die bonding and dispensing systems Automated, laser-based solar panel scribing and edge deletion systems Automated, laser-based disk texturing systems
  Automated manufacturing and assembly of microelectronic and optoelectronic devices

  High-speed, high-accuracy automated dispensing applications for microwave modules, optical modules, hybrid circuits, multi-chip modules and semiconductor packaging

  High-speed, high-accuracy laser texturing of disk drive media

  Thin-film solar panel manufacturing

Lasers Division

     Our Lasers Division, which was formed in July 2004 in connection with our acquisition of Spectra-Physics, offers a broad portfolio of laser technology products and services to OEM and end-user customers across a wide range of markets and applications. Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers and gas lasers. In addition to providing a wide range of standard and configured laser products and accessories to our end-user customers, we also work closely with our OEM customers to develop laser and laser system designs optimized for their product and technology roadmaps.

Products

     The following table summarizes our primary laser and laser-based system product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Ultrafast Lasers and Systems
  Mai Tai® one-box femtosecond lasers

  Tsunami® ultrafast lasers

  Spitfire® Pro XP ultrafast amplifiers

  Solstice® one-box ultrafast amplifiers

  Inspire™ femtosecond optical parametric oscillators (OPOs)

  TOPAS™ automated ultrafast optical parametric amplifiers (OPAs)

  Femtosecond spectroscopy

  Micro-machining and other high-precision materials processing applications

  Multiphoton microscopy

  Supercontinuum and high harmonic generation

  Terahertz imaging

  Time-resolved photoluminescence

  Two-photon polymerization

Diode-Pumped Solid State Q-Switched Lasers	Tristar™ high repetition rate UV lasers Navigator™ lasers HIPPO™ high-power lasers Pulseo® high peak-power UV laser Explorer® low-power UV lasers Empower® green/UV lasers
  Diamond processing

  Disk texturing

  Laser microdissection

  LED wafer scribing

  Matrix-assisted laser desorption/ionization

  Memory yield enhancement systems

  Pump source for ultrafast lasers

  Rapid prototyping

  Resistor trimming

  Semiconductor wafer and flat panel display marking

  Silicon micromachining

  Solar cell manufacturing

  Stereolithography

Category	Products	Representative Applications
Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers
  Millennia® Prime CW lasers

  MG series CW solid state green lasers

  Excelsior™ low power CW lasers

  Vanguard™ quasi-CW solid state UV lasers

  3900S and Matisse® CW tunable lasers

  Cyan™ compact low power CW lasers

  Confocal microscopy

  DNA sequencing

  Flow cytometry

  Image recording

  Laser cooling

  Materials processing

  Optical trapping

  Raman imaging

  Semiconductor wafer inspection and metrology

  Solar cell manufacturing

  Ti:Sapphire laser pumping

High Energy Pulsed Nd:YAG and Tunable Lasers	Quanta-Ray® pulsed Nd:YAG lasers Scan Series High Energy optical parametric oscillators (OPOs) Cobra tunable dye lasers Credo high-repetition rate dye lasers
  Flat-panel display manufacturing

  Laser ablation

  Laser cleaning

  LIDAR

  Mass spectrometry

  Particle imaging velocimetry combustion diagnostics

  Plastic and ceramic component marking

  Remote sensing

  Spectroscopy

Gas Lasers	Air-cooled argon ion lasers Water-cooled ion laser systems Nitrogen lasers
  Confocal microscopy

  DNA sequencing

  Flow cytometry

  Fluorescence immunoassay

  Holography

  Laser doppler anemometry

  Laser doppler velocimetry

  Lithography

  Matrix-assisted laser desorption/ionization

  Raman spectroscopy

  Semiconductor wafer inspection

  Spectroscopy

     Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-37. A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 36.

Sales and Marketing

     We market and sell our products and services through our domestic and international direct sales organizations, an international network of independent distributors and sales representatives, our product catalogs and our web site. Our domestic and international direct sales organizations are comprised of teams of field sales persons, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our domestic locations in California, Connecticut, Massachusetts and New York, and at our international locations in China, France, Germany, Japan and Taiwan. We sell our products and services to three major categories of customers: end-users of standard or option-configured products, OEM customers and capital equipment customers. These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these different requirements. To serve the needs of end users of standard or option-configured products, we have organized our field sales personnel, together with internal sales support personnel, into teams based on their specialized knowledge and expertise relating to specific product groups. These sales teams are closely aligned with their respective product management and operations organizations. Our OEM and capital equipment customers often have unique technical requirements and manufacturing processes, and may request specific system, subsystem or component designs. Sales of our subsystem and capital equipment products often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel as well as collaboration across all of our product lines and areas of knowledge and expertise. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these OEM and capital equipment customers.

     We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with substantially all of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2009.

     We also market our standard products through our product catalog and our web site. Our principal marketing tools for the scientific research market are our comprehensive web site and our product catalog, The Newport Resource®. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products. Our web site is widely used by our customers to review information about our technologies, products and services. Our product catalog provides detailed product information as well as extensive technical and applications data. We mail this catalog to approximately 40,000 existing and potential customers. The Newport Resource is published in English, French, German and Japanese. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures which focus on specific products and end markets.

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

     We also operate an Applications Laboratory at the Santa Clara, California facility of our Lasers Division, which provides support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products. This laboratory is staffed with experienced laser material processing engineers, and has demonstrated the performance of our products and integrated solutions in a wide range of advanced laser applications.

     We also operate a Photovoltaic Applications Laboratory adjacent to the Stahnsdorf, Germany facility of our Lasers Division, which is equipped with our systems for laser-based scribing and edge deletion of thin-film solar panels, as well as inspection and photovoltaic diagnostic tools. This laboratory supports our sales and marketing efforts in the solar panel manufacturing industry by conducting feasibility studies with scribing and edge deletion of prospective customers’ thin-film solar panels using our systems.

Research and Product Development

     We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of February 28, 2010, we had approximately 185 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve. Total research and development expenses were $36.9 million, or 10.1% of net sales, in 2009, $46.1 million, or 10.4% of net sales, in 2008, and $42.6 million, or 9.6% of net sales, in 2007. Research and development expenses attributable to our Lasers Division were $16.0 million, or 10.9% of net sales by that division, in 2009, $22.2 million, or 11.9% of net sales by that division, in 2008, and $23.3 million, or 12.6% of net sales by that division, in 2007. Research and development expenses attributable to our PPT Division were $20.9 million, or 9.5% of net sales by that division, in 2009, $23.9 million, or 9.2% of net sales to that segment, in 2008, and $19.3 million, or 7.4% of net sales by that division, in 2007.

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

Customers

     We sell our products to thousands of customers worldwide, in a wide range of end markets, including scientific research, microelectronics (which includes semiconductor capital equipment, disk drive manufacturing and solar panel manufacturing customers), aerospace and defense/security, life and health sciences and industrial manufacturing. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2009, no single customer represented 10% or more of our consolidated net sales, or 10% or more of our net sales by either our Lasers Division or our PPT Division. In certain of our end markets, including the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. We believe that our relationships with these key customers are good. However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis. For example, from the middle of 2007 to the middle of 2009, several of our key customers in the semiconductor equipment industry suffered significant downturns in their businesses as a result of the cyclical downturn in that industry, which had a significant impact on our financial results in those years. If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, our business and results of operations would be harmed.

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

Product Category	Primary Competitors
Lasers	Coherent, Inc. CVI Melles Griot GSI Group/Excel Technology, Inc. IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik Laser Optik Systeme GmbH Rofin-Sinar Technologies, Inc. Toptica Photonics AG Trumpf Group
Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. CVI Melles Griot ILX Lightwave Corporation	Labsphere, Inc. Ophir Optronics Ltd. Picometrix, LLC Thorlabs, Inc.
Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Horiba Jobin Yvon Ocean Optics, Inc. Photon Technology International	Princeton Instruments Sciencetech, Inc. Spectral Products Thorlabs, Inc.
Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Danaher Corporation Parker Hannifin Corporation Physik Instrumente	Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.
Vibration Isolation Systems and Subsystems	Herzan, LLC Kinetic Systems, Inc.	Technical Manufacturing Corp. Thorlabs, Inc.
Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	CVI Melles Griot Corning Tropel Corporation Edmund Optics, Inc. Jenoptik Laser Optik Systeme GmbH	Qioptiq (formerly LINOS) Sigma Koki Co., Ltd. (OptoSigma) Thorlabs, Inc. Zygo Corporation
Optical Filters	Oclaro, Inc. Barr Associates, Inc. Chroma Technology Corp. Ferroperm EMC Filters ApS	JDS Uniphase Corporation Omega Optical, Inc. Semrock, Inc.
Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon	Optometrics Corporation Spectrogon
Automated Manufacturing Systems	Asymtek Datacon Technology GmbH Jenoptik Laser Optik Systeme GmbH	Manz Automation AG Palomar Technologies Rofin-Sinar Technologies, Inc.

     In certain of our product lines, particularly our precision motion systems and opto-mechanical subassembly product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

     We believe that the primary competitive factors in our markets are:
  product features and performance;

  quality and reliability of products;

  pricing and availability;

  customer service and support;

  breadth of product portfolio;

  customer relationships;

  ability to manufacture and deliver products on a timely basis;

  ability to customize products to customer specifications; and

  ability to offer complete integrated solutions to OEM customers.
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

Intellectual Property and Proprietary Rights

     Our success and competitiveness depends to an extent on our ability to protect our proprietary technology. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We maintain approximately 250 patents in the U.S. and foreign jurisdictions, and we have approximately 65 additional patent applications pending. These issued patents cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

     It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. The steps we take to protect our rights may not prevent misappropriation of our products or technology. This is particularly the case in foreign jurisdictions, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation and the diversion of our technical and management personnel.

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

Manufacturing

     We manufacture instruments, components, subassemblies and systems at domestic facilities located in Irvine, California; Stratford, Connecticut; Franklin, Massachusetts; North Billerica, Massachusetts; and Rochester, New York, and at international facilities in Beaune-la Rolande, France; Brigueuil, France; Margate, United Kingdom; and Wuxi, China. We manufacture lasers and laser systems at our facilities in Santa Clara, California and Stahnsdorf, Germany. In addition, we subcontract all or a portion of the manufacture of various products and components, such as laser power supplies, optics, optical meters and certain low power lasers, to a number of domestic and foreign third-party subcontractors and contract manufacturers.

     Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for selected products, assembling the subassemblies and components into integrated systems. We primarily design and manufacture our products internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution channels. Most of these completed products are produced to our specifications and carry one of our product brands.

     We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, and the laser diodes and laser crystals used in certain of our laser products, from single or limited sources, due to unique component designs or materials characteristics as well as certain quality and performance requirements needed to manufacture our products. In some of such cases, the number of available suppliers is limited by the existence of patents covering the components or materials. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we were unable to do so, our business, results of operations or financial condition could be adversely affected.

     In addition, we obtain some of the critical capital equipment we use to manufacture certain of our products from sole or limited sources due to the unique nature of the equipment. In some cases, such equipment can only be serviced by the manufacturer or a very limited number of service providers due to the complex and specialized nature of the equipment. If service and/or spare parts for such equipment become unavailable, such equipment could be rendered inoperable, which could cause delays in the production of our products, and could require us to procure alternate equipment, if available, which would likely involve long lead times and significant additional cost.

Backlog

     Our consolidated backlog of orders totaled $113.5 million at January 2, 2010 and $136.0 million at January 3, 2009. As of January 2, 2010, $102.1 million of our consolidated backlog was scheduled to be shipped on or before January 1, 2011. Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain material costs. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

     As of February 28, 2010, we had approximately 1,625 employees worldwide. We believe that our relationships with our employees are good.

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

     Our former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any claims at this time, such claims could be made against us in the future. Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement. However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site. If significant costs or other liability relating to this site arise in the future and are not covered by this indemnity, our business, financial condition and results of operations could be adversely affected.

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

Availability of Reports

     We make available free of charge on our web site at www.newport.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 1791 Deere Avenue, Irvine, California 92606. All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

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

  demand for our products and the products sold by our customers;

  the level of orders within a given quarter and preceding quarters;

  the timing and level of cancellations and delays of orders in backlog for our products;

  the timing of product shipments within a given quarter;

  variations in the mix of products we sell;

  changes in our pricing practices or in the pricing practices of our competitors or suppliers;
  our timing in introducing new products;

  market acceptance of any new or enhanced versions of our products;

  timing of new product introductions by our competitors;

  timing and level of scrap and warranty expenses;

  the availability, quality and cost of components and raw materials we use to manufacture our products;

  our ability to manufacture a sufficient quantity of our products to meet customer demand;

  changes in our effective tax rates;

  changes in interest income (expense) resulting from repurchases of convertible notes, changes in our cash and marketable securities balances, and changes in interest rates;

  changes in bad debt expense based on the collectibility of our accounts receivable;

  fluctuations in foreign currency exchange rates; and

  our levels of expenses.
     We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our results in a given period to be lower than our results in previous periods.

     In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products, can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one period could shift to another period due to changes in the anticipated timing of customers’ purchase decisions, rescheduled delivery dates requested by our customers, or manufacturing or logistics delays. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping and product acceptance. Also, we base our manufacturing on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our limited ability to adjust spending quickly to compensate for the shortfall.

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

     The current uncertain macroeconomic climate, which includes but is not limited to decreased consumer confidence, volatile corporate operating results, reduced capital spending, lower research budgets, and the effects of reduced availability of credit, has led and could continue to lead to reduced demand and increased price competition for our products, increased risk of excess and obsolete inventory and higher overhead costs as a percentage of revenue. Continued or increased weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

     In particular, ongoing concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, could adversely affect sales of our products and systems, particularly high-value lasers and systems, and therefore harm our business and operating results.

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

     A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, inspection and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. This market experienced a severe down-cycle from the middle of 2007 to the middle of 2009, which had a significant negative impact on our operating results. While we experienced sequential quarterly increases in orders from our customers in this market in the third and fourth quarters of 2009, the timing and extent of a recovery in this market remains uncertain, which severely limits our ability to predict our business prospects or financial results in this market.

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

     Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment, disk drive manufacturing and solar panel manufacturing customers) constituted 23.1%, 29.4%, and 28.7% of our consolidated net sales for the years 2009, 2008 and 2007, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 45.6%, 47.2% and 56.3% of our sales to this market for the years 2009, 2008 and 2007, respectively, with one customer making up a substantial portion of such percentage in each of such years. No single customer in this market comprised 10% or more of our consolidated net sales in 2009, 2008 or 2007. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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
  potentially incompatible cultural differences between the two companies;

  incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

  potential additional geographic dispersion of operations;

  the diversion of our management’s attention from other business concerns;

  the difficulty in achieving anticipated synergies and efficiencies;

  the difficulty in integrating disparate operational and information systems;

  unanticipated liabilities associated with the acquired company;

  the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

  our ability to retain key customers, suppliers and employees of an acquired company.
     Our failure to achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows. Additionally, we may incur significant charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses. Such charges could also include impairment of goodwill associated with past acquisitions. For example, our market capitalization decreased significantly during the fourth quarter of 2008, which caused us to reevaluate the fair values of our divisions. This ultimately led us to determine that goodwill and certain intangible assets associated with our Lasers Division were impaired, and we recorded an impairment charge of $119.9 million to write off the total goodwill balance and certain other intangible assets associated with that division. While we believe that our assumptions used in evaluating the goodwill associated with our PPT Division are reasonable, we may be required to recognize a goodwill impairment charge in the future.

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

     The solar energy market is evolving and the extent to which solar energy technology will be widely adopted is uncertain. Many factors may affect the viability of widespread adoption of solar energy technology and demand for solar panels, including the following:
  the cost-effectiveness of solar energy compared with conventional and other non-solar renewable energy sources and products, including conventional energy sources such as coal and natural gas;

  the performance and reliability of solar panels compared with conventional and other non-solar renewable energy sources and products;

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
     If solar panel technology is not widely adopted or if demand for solar panels fails to develop sufficiently, we may be unable to generate the revenue we currently anticipate from sales of our products for solar panel manufacturing applications.

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

     Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year. The orders comprising our backlog are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain material costs. We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period. If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period. These fluctuations could harm our results of operations.

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

     Our business is subject to risks inherent in conducting business internationally. For the years ended January 2, 2010, January 3, 2009 and December 29, 2007, our international revenues accounted for approximately 53.7%, 53.1% and 49.7%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Our international operations expose us to various risks, which include:
  adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

  challenges of administering our business globally;

  the actions of U.S. and foreign regulatory authorities, including embargoes, export restrictions, tariffs, trade restrictions and trade barriers, license requirements, currency controls and other rules and regulations applicable to the importing and exporting of our products, as well as laws prohibiting certain payments or other business practices in foreign countries, all of which are complicated and potentially conflicting and may impose strict and severe penalties for noncompliance;

  longer accounts receivable collection periods;

  overlapping, differing or more burdensome tax structures;

  adverse currency fluctuations;

  differing protection of intellectual property;

  more complex and burdensome labor laws and practices in countries where we have employees;

  difficulties in staffing and managing each of our individual foreign operations; and

  increased risk of exposure to terrorist activities.
     In addition, fluctuations in foreign exchange rates could affect the sales price in local currencies of our products in foreign markets, potentially making our products less price competitive. Such exchange rate fluctuations could also increase the costs and expenses of our foreign operations when translated into U.S. dollars or require us to modify our current business practices. If we experience any of the risks associated with international business, our business and results of operations could be significantly harmed.

We face substantial competition, and if we fail to compete effectively, our operating results will suffer.

     The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers or system integrators to manufacture products or systems on their behalf. Some of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product performance, features, quality, reliability, the breadth of our product portfolio and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which would negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

Our international sales and operations may be adversely impacted by export controls.

     Exports of our products and technology are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce and State. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals. For products and technology subject to the Export Administration Regulations administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports of defense articles subject to the International Traffic in Arms Regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license. Given the current global political climate, obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our revenue and could adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, failure to comply with any of these export regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and technology and damage to our reputation.

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

     Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense. We have from time to time in the past experienced attrition in certain key positions, and we expect to continue to experience this attrition in the future. The absence during recent periods of incentive plan bonuses and equity award vesting as a result of not meeting certain financial performance targets could adversely affect our ability to attract new employees and to retain and motivate our existing employees. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain and motivate our existing employees, our business and results of operations would be harmed.

Our reliance on sole source and limited source suppliers and service providers could result in delays in production and distribution of our products.

     We obtain some of the materials and components used to build our products, systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, and the crystals and semiconductor laser diodes used in certain of our laser products, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. If our components or raw materials are unavailable in adequate amounts at acceptable quality levels or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products. If we do not obtain comparable replacement components from other sources in a timely manner, our business and results of operations will be harmed. Many of our suppliers require long lead times to deliver the quantities of components that we need. If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment of our products could occur, which would harm our business and results of operations.

     In addition, we obtain some of the critical capital equipment we use to manufacture certain of our products from sole or limited sources due to the unique nature of the equipment. In some cases, such equipment can only be serviced by the manufacturer or a very limited number of service providers due to the complex and specialized nature of the equipment. If service and/or spare parts for such equipment become unavailable, such equipment could be rendered inoperable, which could cause delays in the production of our products, and could require us to procure alternate equipment, if available, which would likely involve long lead times and significant additional cost.

Our failure to successfully manage the transition of certain of our manufacturing operations to international locations and to contract manufacturers could harm our business.

     As part of our cost-reduction efforts, we continue to transition the manufacture of certain of our product lines and subassemblies from higher-cost manufacturing locations to our facility in Wuxi, China, and to selected contract manufacturers in Asia. We have historically directly manufactured most of our products at the same physical location throughout the products’ lives, or sold products manufactured by third parties on a private label basis. We have only recent experience transitioning the manufacture of our products to different global locations or to third party manufacturers. If we are unable to successfully manage the transition of the manufacture of these products, our results of operations could be harmed.

     In particular, transferring product lines to our facility in Wuxi, China and our contract manufacturers’ facilities in Asia requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. If we are unable to manage this transfer and training smoothly and comprehensively, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. We also may not realize the cost and tax advantages that we currently anticipate from locating operations in China, due to rising material, labor and shipping costs and rapidly changing Chinese regulations.

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

     In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreement. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business.

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

     We provide warranties for our products, and we accrue allowances for estimated warranty costs at the time we recognize revenue for the sale of the products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We establish warranty reserves based on historical warranty costs for our products. If actual return rates or repair and replacement costs differ significantly from our estimates, our results of operations could be negatively impacted.

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
  loss of customers;

  increased costs of product returns and warranty expenses;

  increased costs required to analyze and mitigate the defects or problems;

  damage to our brand reputation;

  failure to attract new customers or achieve market acceptance;

  diversion of development and engineering resources; or

  legal action by our customers.
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

     In February 2007, we issued $175 million of convertible subordinated notes, of which $126.8 million was outstanding as of January 2, 2010. The notes are subordinated to all of our existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. These notes are included in long-term debt in our consolidated balance sheet. Holders of the notes may convert their notes under certain specified circumstances which may occur prior to maturity, and upon conversion, a holder will receive cash in lieu of shares of our common stock for the value of the notes, as determined in the manner set forth in the indenture governing the notes. We may also be required to deliver additional cash or common stock or a combination of cash and common stock upon conversion.

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

     In addition, the notes may become immediately due and payable upon an “event of default,” which generally consists of (i) a default in the payment of any principal amount or fundamental change purchase price due with respect to the notes, when the same becomes due and payable, regardless of whether such payment is permitted pursuant to the subordination provisions of the indenture pursuant to which the notes were issued; (ii) a default in payment of any interest (including additional interest) under the notes, which default continues for 30 days, regardless of whether such payment is permitted pursuant to the subordination provisions of the indenture; (iii) a default in the delivery when due of all cash and any shares of common stock payable upon conversion with respect to the notes, which default continues for 15 days, regardless of whether such delivery is permitted pursuant to the subordination provisions of the indenture; (iv) our failure to comply with any of its other agreements in the notes or the indenture upon our receipt of notice of such default from the trustee or from holders of not less than 25% in aggregate principal amount of the notes, and the failure to cure (or obtain a waiver of) such default within 60 days after receipt of such notice; (v) a default in the payment of principal by the end of any applicable grace period or resulting in acceleration of other of our indebtedness for borrowed money where the aggregate principal amount with respect to which the default or acceleration has occurred exceeds $10 million and such acceleration has not been rescinded or annulled or such indebtedness repaid within a period of 30 days after written notice to us by the trustee or us and the trustee by the holders of at least 25% in aggregate principal amount of the notes, provided that if any such default is cured, waived, rescinded or annulled, then the event of default by reason thereof would not be deemed to have occurred; and/or (vi) certain events of bankruptcy, insolvency or reorganization affecting us or any of our significant subsidiaries.

     Upon maturity, or prior to maturity if the notes become immediately due and payable upon an event of default, we would need to obtain additional financing or significantly deplete our available cash, or both, in order to repay the notes. Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash could harm our ability to fund operations.

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

Difficulties with our global information technology system could harm our business.

     Any failure or malfunctioning of our global information technology system, errors or misuse by system users, or inadequacy of the system in addressing the needs of our operations, could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations. Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows. Any such disruptions would likely divert our management and key employees’ attention away from other business matters. Any disruptions or difficulties that may occur in connection with our global information technology system could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

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

     Our former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any claims at this time, such claims could be made against us in the future. Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement. However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site. If significant costs or other liability relating to this site arise in the future and are not covered by this indemnity, our business, financial condition and results of operations could be adversely affected.

     The environmental regulations to which we are subject, include a variety of federal, state, local and international environmental regulations restricting the use and disposal of materials used in the manufacture of our products, or requiring design changes or recycling of our products. If we fail to comply with any present or future regulations, we could be subject to future liabilities, the suspension of manufacturing or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to equip our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

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

Natural disasters or power outages could disrupt or shut down our operations or those of our contract manufacturers, which would negatively impact our operations.

     We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. Our contract manufacturers’ operations are also subject to these occurrences. We currently have comprehensive business continuation plans for our global information technology systems and for most of our operations and facilities, as well as disaster recovery procedures for our remaining operations and facilities. Despite these contingency plans and procedures, if any of our facilities or those of our contract manufacturers were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606. We lease this facility under a lease expiring in February 2012. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Lasers	Santa Clara, California Stahnsdorf, Germany	139,000 square feet 12,000 square feet
Photonics and Precision Technologies	Irvine, California Rochester, New York Franklin, Massachusetts North Billerica, Massachusetts Stratford, Connecticut Beaune-la Rolande, France Brigueuil, France Wuxi, China Margate, United Kingdom	272,000 square feet 58,000 square feet 56,000 square feet 41,000 square feet 32,000 square feet 86,000 square feet 44,000 square feet 29,000 square feet 16,500 square feet

     We own portions of our Rochester, New York and Beaune-la Rolande, France facilities, and we own our Brigueuil, France and Margate, United Kingdom facilities. We lease all other facilities under leases with expiration dates ranging from 2010 to 2021. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, sales and/or service. We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire. We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

     Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP. As of February 28, 2010, we had 884 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
January 2, 2010	$9.66	$7.08
October 3, 2009	9.46	5.19
July 4, 2009	6.88	4.56
April 4, 2009	6.60	2.93
January 3, 2009	11.00	4.81
September 27, 2008	13.08	9.24
June 28, 2008	13.94	10.47
March 29, 2008	13.94	9.34

Dividends

     We declared no dividends on our common stock during 2009 or 2008. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Purchases of Equity Securities

     We made no purchases of our equity securities during the fourth quarter of the year ended January 2, 2010.

Information Regarding Equity Compensation Plans

     The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of January 2, 2010:

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available
	to be Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(excluding securities
	and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans
Approved by Security Holders(1)	5,499,516	$13.92	2,273,756
Equity Compensation Plans Not
Approved by Security Holders(2)	209,715	$52.45	--
Total	5,709,231		2,273,756

____________________

(1)
The number of shares reflected in column (a) for equity compensation plans approved by security holders includes (i) outstanding options to purchase an aggregate of 2,223,216 shares of our common stock, which were issued under our 1992 Stock Incentive Plan and our 2001 Stock Incentive Plan, (ii) outstanding stock-settled stock appreciation rights with respect to an aggregate of 925,155 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan, and (iii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of 2,351,145 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan. The weighted-average exercise price reflected in column (b) for equity compensation plans approved by security holders represents the combined weighted-average exercise price (or base value) of all outstanding options (having a weighted-average exercise price of $17.98 per share) and all outstanding stock-settled stock appreciation rights (having a weighted-average base value of $4.18 per share). All outstanding restricted stock units were awarded without payment of any purchase price.

(2)
The number of shares reflected in column (a) for equity compensation plans not approved by security holders consists of outstanding options to purchase shares of our common stock issued under our 1999 Stock Incentive Plan (1999 Plan) having a weighted-average exercise price of $52.45, and excludes one remaining outstanding option to purchase 1,988 shares of our common stock having an exercise price of $3.93, which was granted upon the assumption and conversion of former options to purchase shares of common stock of MRSI in connection with our acquisition of MRSI in February 2002. The options granted in connection with our acquisition of MRSI were granted outside of a plan pursuant to individual nonqualified stock option agreements, and, therefore, no additional securities are available for future grants.

Equity Compensation Plans Not Approved by Security Holders

     In November 1999, our Board adopted our 1999 Plan, pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of January 2, 2010, options to purchase a total of 209,715 shares of our common stock were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vested in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date. The right to exercise an option will terminate earlier in the event of termination of the continuous service (as defined in the option agreement) of the employee.

Stock Performance Graph

     The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended January 2, 2010, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index and (ii) our peer group. The graph assumes all investments were made at market value on January 2, 2005 and the reinvestment of all dividends.

     The peer group reflected in the graph represents a combination of all companies comprising the Hemscott Semiconductor Equipment & Materials Industry Group (834) Index and the Hemscott Scientific & Technical Instruments Industry Group (837) Index, published by Morningstar, Inc., with these indices weighted one-third (1/3) and two-thirds (2/3), respectively. A listing of the companies comprising each index is available from us by written request to our Corporate Secretary.

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

ITEM 6. SELECTED FINANCIAL DATA

     The table below presents selected consolidated financial data of Newport and our subsidiaries as of and for the years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005. The consolidated balance sheet data as of January 2, 2010 and January 3, 2009, and the consolidated statement of operations data for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 29, 2007, December 30, 2006 and December 31, 2005 and the consolidated statement of operations data for the years ended December 30, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended (1)
(In thousands, except percentages)	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
	(2)	(3)	(3)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$366,989	$445,336	$445,197	$454,724	$403,733
Cost of sales	224,387	274,542	259,636	256,756	234,480
Gross profit	142,602	170,794	185,561	197,968	169,253

Selling, general and administrative expenses	112,177	118,518	116,476	114,533	102,002
Research and development expense	36,948	46,068	42,570	41,981	35,949
Loss (gain) on sale of assets and related costs (4)	4,355	(2,504)	-	-	-
Impairment charges (5)	360	119,944	-	-	-
Operating income (loss)	(11,238)	(111,232)	26,515	41,454	31,302

Recovery (write-down) of note receivable and other amounts related
to previously discontinued operations, net (6)	101	(7,040)	-	-	-
Write-down of minority interest investment (7)	-	(2,890)	-	-	-
Gain on extinguishment of debt (8)	328	7,734	-	-	-
Interest and other expense, net	(8,564)	(6,751)	(4,053)	(759)	(1,842)
Income (loss) from continuing operations before income taxes	(19,373)	(120,179)	22,462	40,695	29,460
Income tax provision (benefit) (9)	(1,967)	28,545	(17,229)	2,193	3,746
Income (loss) from continuing operations before discontinued
operations and extraordinary gain	(17,406)	(148,724)	39,691	38,502	25,714
Loss from discontinued operations, net of income tax benefits (10)	-	-	-	(1,075)	(16,973)
Extraordinary gain on settlement of litigation (11)	-	-	-	-	2,891
Net income (loss)	$(17,406)	$(148,724)	$39,691	$37,427	$11,632

Percentage of net sales:
Gross profit	38.9%	38.4%	41.7%	43.5%	41.9%
Selling, general and administrative expenses	30.6%	26.6%	26.2%	25.2%	25.3%
Research and development expense	10.1%	10.4%	9.6%	9.2%	8.9%
Operating income (loss)	(3.1)%	(24.9)%	5.9%	9.1%	7.8%
Income (loss) from continuing operations before discontinued
operations and extraordinary gain	(4.7)%	(33.4)%	8.9%	8.5%	6.4%
Net income (loss)	(4.7)%	(33.4)%	8.9%	8.2%	2.9%

	As of or for the Year Ended
(In thousands, except per share and worldwide employment figures)	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006	December 31, 2005
PER SHARE INFORMATION:
Basic net income (loss) per share:
Income (loss) from continuing operations before discontinued
operations and extraordinary gain	$(0.48)	$(4.11)	$1.03	$0.95	$0.62
Loss from discontinued operations, net of income tax benefits	-	-	-	(0.03)	(0.41)
Extraordinary gain on settlement of litigation	-	-	-	-	0.07
Net income (loss)	$(0.48)	$(4.11)	$1.03	$0.92	$0.28

Diluted net income (loss) per share:
Income (loss) from continuing operations before discontinued
operations and extraordinary gain	$(0.48)	$(4.11)	$1.02	$0.91	$0.60
Loss from discontinued operations, net of income tax benefits	-	-	-	(0.02)	(0.40)
Extraordinary gain on settlement of litigation	-	-	-	-	0.07
Net income (loss)	$(0.48)	$(4.11)	$1.02	$0.89	$0.27

Shares used in computation of income (loss) per share:
Basic	36,175	36,155	38,479	40,698	41,281
Diluted	36,175	36,155	39,058	42,167	42,716

Total stockholders’ equity per diluted share	$7.04	$7.34	$10.93	$10.32	$8.82

BALANCE SHEET INFORMATION:
Cash and marketable securities	$141,923	$148,420	$143,864	$85,413	$71,022
Working capital	$236,510	$263,507	$284,676	$200,808	$150,318
Total assets	$493,407	$524,903	$698,323	$593,015	$529,406
Short-term obligations	$11,056	$14,089	$12,402	$9,481	$12,559
Long-term obligations (includes obligations under capital leases)	$122,636	$136,807	$153,489	$52,125	$51,372
Stockholders’ equity	$254,636	$265,197	$426,838	$434,953	$376,583

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	36,316	36,049	36,918	41,458	40,036
Average worldwide employment	1,683	1,900	1,943	1,940	1,978
Sales per employee	$218	$234	$229	$234	$204
____________________

(1)	We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010, fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009, fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007, fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006, and fiscal year 2005 (referred to herein as 2005) ended on December 31, 2005. Fiscal year 2008 consisted of 53 weeks and fiscal years 2009, 2007, 2006 and 2005 each consisted of 52 weeks.

(2)	In July 2009, we entered into an asset exchange transaction in which we acquired substantially all of the assets of the New Focus business. Our results of operations for 2009 included the results of operations of the New Focus business from July 4, 2009, the closing date of the acquisition.

(3)	During the first quarter of 2009, we adopted Accounting Standards Codification (ASC) 470-20, Debt – Debt with Conversion and Other Options (formerly FSP APB 14-1), which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. These provisions have been applied retrospectively upon adoption and, therefore, certain amounts for 2007 and 2008 have been reclassified and revised. See further discussion in Note 8 of the Notes to Consolidated Financial Statements.

(4)	In 2009, we entered into an asset exchange transaction in which we sold substantially all of the assets of our diode laser business, which had a book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. In 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement.

(5)	In 2009, we determined that we would not continue to pursue technology related to purchased in-process research and development and recorded an impairment charge of $0.4 million associated with such technology. In 2008, we determined that goodwill and other intangible assets related to our Lasers Division were impaired and recorded impairment charges of $104.6 million related to goodwill and $15.4 million related to other acquired intangible assets.

(6)	In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. In 2008, due to uncertainty regarding collectibility of such note receivable and amounts owed under the sublease, we wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note. In 2009, we recognized $0.1 million as a recovery on the note, net of certain costs. See further discussion in Note 16 of the Notes to Consolidated Financial Statements.

(7)	In 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment.

(8)	In 2009, we extinguished $20.2 million of our convertible subordinated notes for $18.7 million. After allocating $0.3 million of the extinguished amount to the equity component of the notes, we recorded a gain of $0.3 million on extinguishment of the debt, net of unamortized fees and debt discount. In 2008, we extinguished $28.0 million of our convertible subordinated notes for $16.8 million, and we recorded a gain of $7.7 million on extinguishment of the debt, net of unamortized fees and debt discount.

(9)	We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets. In 2007, we reduced the valuation allowance against our deferred tax assets by $19.8 million, and in 2008, we reestablished such valuation allowance and recorded an additional valuation allowance of $4.6 million. See further discussion in Note 11 of the Notes to Consolidated Financial Statements regarding our valuation allowance.

(10)	In 2005, our Board of Directors approved a plan to sell our robotic systems operations. This divestiture has been accounted for as discontinued operations for all periods presented.

(11)	In March 2005, we settled a dispute arising out of our acquisition of MRSI. As a result of this settlement, we recorded an extraordinary gain of $2.9 million in the first quarter of 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on assumptions that we consider reasonable. When used in this report, the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.

Overview

     We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components and subsystems and advanced automated manufacturing systems. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our PPT Division. Both of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications and markets.

     The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions and Divestitures

     On July 4, 2009, we completed an asset exchange transaction with Oclaro, Inc. (Oclaro), pursuant to which we acquired certain assets and assumed certain liabilities related to Oclaro’s New Focus business, and we sold certain assets and transferred certain liabilities related to our diode laser operations based in Tucson, Arizona to Oclaro. The acquisition of the New Focus business expanded our product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, high-speed detectors and modulators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for OEMs.

     The fair value of the New Focus business on the acquisition date was $14.1 million, and the purchase price was paid by the transfer to Oclaro of our diode laser assets and liabilities, which had a fair value of $11.1 million, and the payment of $3.0 million in cash. We incurred $0.2 million in acquisition related expenses, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

     Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Current assets	$8,930
Goodwill	1,392
Purchased intangible assets	4,830
Other assets	1,247
Current liabilities	(2,299)
$14,100

     Our diode laser assets had a net book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in loss (gain) on sale of assets and related costs in our consolidated statements of operations. These assets had previously been included in our Lasers Division.

Adoption of Financial Accounting Standards Board (FASB) ASC 470-20 (formerly FSP APB 14-1)

     During the first quarter of 2009, we adopted ASC 470-20, Debt – Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with ASC 470-20, we have recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and have allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained against our deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of ASC 470-20, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for our fiscal years 2008 and 2007, respectively. Our consolidated statements of operations for 2008 and 2007 have been retrospectively adjusted compared with previously reported amounts as follows:

	Year Ended
(In thousands)	January 3,	December 29,
	2009	2007
Additional non-cash interest expense	$(5,182)	$(4,459)
Reduction in amortization of debt issuance costs	322	269
Reduction in gain on extinguishment of debt:
Reduction in write off of debt issuance costs	62	-
Write off of debt discount	(2,987)	-
Total reduced gain on extinguishment of debt	(2,925)	-
Retrospective change in net income (loss)	$(7,785)	$(4,190)

Change to basic earnings per share	$(0.22)	$(0.11)
Change to diluted earnings per share	$(0.22)	$(0.11)

Fiscal Year End

     We use a conventional 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010, fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009 and fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007. Fiscal year 2008 consisted of 53 weeks and fiscal years 2009 and 2007 each consisted of 52 weeks.

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

Revenue Recognition

     We recognize revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation; however, we record the full cost of the product at the time of shipment. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales. Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses. Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

     Our customers (including distributors) generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without our consent. For certain products, we establish a sales return reserve based on the historical product returns. If actual product returns are significant and/or exceed our established sales return reserves, our net sales could be adversely affected.

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

     Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes generally range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to notes receivable. At January 2, 2010 and January 3, 2009, notes receivable, net totaled $2.3 million and $6.6 million, respectively. Certain of these promissory notes are sold with recourse to banks in Japan with which we regularly do business. The sales of these receivables have been accounted for as secured borrowings, as we have not met the criteria for sale treatment in accordance with ASC 860, Transfers and Servicing. The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At January 2, 2010 and January 3, 2009, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.3 million and $4.3 million, respectively.

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

Warranty

     Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters, gratings and crystals products, which generally carry a 90 day warranty. Products of this division sold to OEM customers generally carry longer warranties, typically 15 to 19 months. Products sold by our Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.

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

     We hold minority interests in companies having operations or technologies in areas which are within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we have acquired, our ability to liquidate our investments is limited, and such markets may not develop in the future. During 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment. At January 3, 2009 and January 2, 2010, none of our minority interest investments had any carrying value. If we are able to liquidate our holdings in any minority interest investments in the future, any proceeds received from such a transaction will be recognized as a gain in the period in which the stock is sold.

     Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets. Under ASC 350-20, Intangibles – Goodwill and Other, goodwill and other intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment test as of the beginning of the fourth quarter of each year. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required. Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount impaired. Based upon this two-step process, we determined that our goodwill was not impaired as of the beginning of the fourth quarter of 2008. However, due to a continued decline in our market capitalization, we reevaluated our goodwill as of the end of the fourth quarter of 2008 and determined that the goodwill related to our Lasers Division was impaired and recorded a goodwill impairment charge of $104.6 million. There were no such impairments during 2007 or 2009.

     During 2008, we conducted an impairment analysis on our intangible assets and, due to diminished cash flow projections for certain products, determined that certain developed technology related to our Lasers Division was impaired. Accordingly, we recorded impairment charges totaling $15.4 million, which consisted of a charge of $12.5 million related to developed technology associated with the Spectra-Physics acquisition and a charge of $2.9 million related to developed technology that we acquired from Picarro, Inc. (Picarro) in 2006. During 2009, we determined we would not continue to pursue technology related to certain purchased in-process research and development related to the New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

     We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. For any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification.

     Fair value of our reporting units is determined using a combination of a comparative company analysis, a comparative transaction analysis, and a discounted cash flow analysis. The comparative company analysis establishes fair value by applying market multiples to our revenue and earnings before interest, income taxes, depreciation and amortization. Such multiples are determined by comparing our reporting units with other publicly traded companies within the respective industries that have similar economic characteristics. The comparative transaction analysis establishes fair value by applying market multiples to our revenue. Such multiples are determined through recent mergers and acquisitions for companies within the respective industries that have similar economic characteristics to our reporting units. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit. The present value of estimated discounted future cash flows is determined using our estimates of revenue and costs for the reporting units, driven by assumed growth rates, as well as appropriate discount rates. The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit. In 2008, in performing the impairment analysis from which we concluded that the goodwill related to our Lasers Division was impaired, we determined that, due to market volatility, past transactions were deemed not to be comparable to the expected results from current transactions, and therefore, the comparative transaction analysis was excluded from such analysis.

Income Taxes

     Our income tax expense (benefit), deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense (benefit).

      We utilize the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional liabilities or to reverse previously recorded tax liabilities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

     Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not. Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.

     We had previously established a valuation allowance on all our U.S. deferred tax assets, due to the uncertainty surrounding the timing and ultimate realization of these assets. In the fourth quarter of 2007, we recorded a partial release of $19.8 million of the valuation allowance due to the fact that we had cumulative pre-tax income for the three years then ended and were projecting pre-tax income for 2008 and 2009. During the fourth quarter of 2008, we determined that goodwill and certain purchased intangible assets related to our Lasers Division were impaired, and we recorded impairment charges of $119.9 million, which resulted in a cumulative three-year loss position as of January 3, 2009. After evaluating this loss position together with other positive and negative facts, we determined that it was more likely than not that some or all of our net deferred tax assets will not be realized. Therefore, we reestablished the $19.8 million valuation allowance that had been previously released in 2007. Furthermore, due to the impairment charges recorded related to our Lasers Division, we determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, recorded an additional valuation allowance of $4.6 million in 2008. In the fourth quarter of 2009, after evaluating all positive and negative facts, it was determined that it was more likely than not that we would realize the net deferred tax assets applicable to our German entity. Therefore, we recorded a release of the valuation allowance associated with this entity of $2.5 million.

     We utilize ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multi-national corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be. As a result of these adjustments, our effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation

     We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of our common stock on the date of grant.

     Determining the appropriate fair value of stock options and stock appreciation rights at the grant date requires significant judgment, including estimating the volatility of our common stock and expected term of the awards. We compute expected volatility based on historical volatility over the expected term. The expected term represents the period of time that stock options and stock appreciation rights are expected to be outstanding and is determined based on our historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expected exercise behavior.

     A substantial portion of our awards vest based upon the achievement of one or more financial performance goals established by the Compensation Committee of our Board of Directors. Currently, such performance goals relate to the fiscal year in which the award is granted, and if such performance goals are met, the awards vest in equal installments on the first three anniversaries of the grant date. For awards issued prior to 2009, the vesting of such awards is conditioned upon achievement of performance goals relating to three annual performance periods. Until we have determined that performance goals have been met, the amount of expense that we record relating to performance-based awards is estimated based on the likelihood of achieving the performance goals. Estimating the likelihood of achievement of performance goals requires significant judgment, as such estimates are based on forecasted results of operations. We also make certain judgments regarding expected forfeitures of all stock-based awards, which may vary significantly from actual forfeitures. If our actual results of operations or forfeitures differ from our estimates, we may need to increase or decrease stock-based compensation expense related to performance-based awards, which could significantly impact the amount of stock-based compensation expense recorded in a given period.

     The fair value of performance-based awards, adjusted for estimated forfeitures and estimated achievement of performance goals (or actual achievement of performance goals once determined), is amortized using the graded vesting method over the requisite service period of the award, which is generally the vesting period. The fair value of time-based awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

     The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Cost of sales	$137	$52	$425
Selling, general and administrative expenses	1,979	1,654	3,005
Research and development expense	216	97	238
	$2,332	$1,803	$3,668

Results of Operations for the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

    The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.1	61.6	58.3
Gross profit	38.9	38.4	41.7

Selling, general and administrative expenses	30.6	26.6	26.2
Research and development expense	10.1	10.4	9.6
Loss (gain) on sale of assets and related costs	1.2	(0.6)	-
Impairment charges	0.1	26.9	-
Operating income (loss)	(3.1)	(24.9)	5.9

Recovery (write-down) of note receivable and other amounts
related to previously discontinued operations, net	0.0	(1.6)	-
Write-down of minority interest investment	-	(0.7)	-
Gain on extinguishment of debt	0.1	1.7	-
Interest and other expense, net	(2.3)	(1.5)	(0.9)
Income (loss) before income taxes	(5.3)	(27.0)	5.0

Income tax provision (benefit)	(0.5)	6.4	(3.9)
Net income (loss)	(4.8)%	(33.4)%	8.9%

     In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.

Net Sales

For 2009, 2008 and 2007, our net sales totaled $367.0 million, $445.3 million and $445.2 million, respectively. Our total net sales decreased $78.3 million, or 17.6%, in 2009 compared with 2008. Net sales by our PPT Division decreased $38.1 million, or 14.8%, and net sales by our Lasers Division decreased $40.2 million, or 21.4%, in 2009 compared with the prior year period. Our total net sales were approximately equal in 2008 and 2007. Net sales by our Lasers Division increased $2.3 million, or 1.3%, and net sales by our PPT Division decreased $2.2 million, or 0.9%, in 2008 compared with 2007. During 2009, we experienced decreases in net sales compared with 2008 in all of our end markets. These decreases resulted primarily from poor worldwide macroeconomic conditions and the cyclical downturn in the semiconductor equipment industry. While uncertain global economic conditions persisted throughout the year, our total sales increased significantly in the second half of 2009 compared with the first half, and we expect total net sales in 2010 to be greater than the 2009 level. While our total net sales in 2008 were approximately equal to our net sales in 2007, our net sales in the first half of 2008 were $14.7 million higher than in the first half of 2007, while our net sales in the second half of 2008 were $14.6 million lower than in the second half of 2007. This decrease was due primarily to the deterioration of overall macroeconomic conditions during the second half of 2008.

     Net sales to the scientific research, aerospace and defense/security markets were $143.4 million, $150.3 million and $150.5 million for 2009, 2008 and 2007, respectively. The decrease of $6.9 million, or 4.6%, in 2009 compared with 2008 was due primarily to decreased sales to research customers, including universities, resulting from lower funding from governmental entities, corporations and private foundations, and decreased sales to defense contractor customers, offset in part by additional sales from our acquisition of the New Focus business. Generally, our net sales to these markets by both of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

     Net sales to the microelectronics market were $84.7 million, $130.3 million and $127.2 million for 2009, 2008 and 2007, respectively. The decrease of $45.6 million, or 35.0%, in 2009 compared with 2008 was due primarily to a significant decline in sales of products and systems to our semiconductor capital equipment customers as a result of the cyclical downturn in that industry, and due to the fact that sales of laser-based disk texturing systems that occurred in 2008 did not recur in 2009. The increase of $3.1 million, or 2.4%, in 2008 compared with 2007 was due primarily to significant increases in sales of products and systems for solar panel manufacturing applications and laser-based disk texturing systems, offset in part by a significant decrease in sales for other microelectronics applications, particularly in the semiconductor equipment industry due to the cyclical downturn in that industry.

     Net sales to the life and health sciences market were $87.5 million, $90.1 million and $89.4 million for 2009, 2008 and 2007, respectively. The decrease of $2.6 million, or 2.9%, in 2009 compared with 2008 was due primarily to the divestiture of our diode laser operations at the end of the second quarter of 2009, and to decreased sales of products for bioinstrumentation applications, offset in part by higher sales of products for bioimaging applications. Our sales to customers in this market increased slightly in 2008 compared with 2007 despite the overall macroeconomic downturn.

     Net sales to our industrial and other end markets were $51.4 million, $74.6 million and $78.1 million for 2009, 2008 and 2007, respectively. The decreases of $23.2 million, or 31.2%, in 2009 compared with 2008, and $3.5 million, or 4.5%, in 2008 compared with 2007 were due primarily to the poor macroeconomic conditions worldwide.

     Geographically, net sales were as follows:

	Year Ended
	January 2,	January 3,		Percentage
(In thousands, except percentages)	2010	2009	(Decrease)	(Decrease)
United States	$169,947	$208,736	$(38,789)	(18.6)%
Europe	97,886	114,936	(17,050)	(14.8)
Pacific Rim	79,770	100,676	(20,906)	(20.8)
Other	19,386	20,988	(1,602)	(7.6)
Total sales	$366,989	$445,336	$(78,347)	(17.6)%

	Year Ended			Percentage
	January 3,	December 29,	Increase /	Increase /
(In thousands, except percentages)	2009	2007	(Decrease)	(Decrease)
United States	$208,736	$223,891	$(15,155)	(6.8)%
Europe	114,936	112,695	2,241	2.0
Pacific Rim	100,676	80,946	19,730	24.4
Other	20,988	27,665	(6,677)	(24.1)
Total sales	$445,336	$445,197	$139	0.0%

     Poor global macroeconomic conditions in 2009 resulted in decreased sales to customers in all geographies compared with 2008. In particular, sales to the United States, Europe and the Pacific Rim were negatively impacted by the continued cyclical downturn in the semiconductor equipment industry, and sales to the Pacific Rim were also negatively impacted by sales of laser-based disk texturing systems in 2008 that did not recur in 2009.

     The decrease in sales to customers in the United States in 2008 compared with the prior year period was due primarily to decreased sales to our semiconductor manufacturing equipment customers, offset in part by increased sales of products for solar panel manufacturing applications. Our increased sales to customers in Europe in 2008 compared with the prior year were due primarily to increased sales to our industrial manufacturing customers. Our increased sales to the Pacific Rim in 2008 were due in large part to increased sales of laser-based disk texturing systems and products for solar panel manufacturing applications compared with the prior year period. The decrease in sales to customers in other areas of the world in 2008 was due primarily to decreased sales to our semiconductor manufacturing equipment customers.

Gross Margin

     Gross margin was 38.9%, 38.4% and 41.7% for 2009, 2008 and 2007, respectively. The increase in gross margin in 2009 compared with 2008 was due primarily to improved gross margins in our Lasers Division as a result of the divestiture of our diode laser operations, decreased warranty expenses and lower personnel costs resulting from headcount reductions, and improved operating efficiencies at certain facilities as a result of our cost reduction actions, offset in part by lower absorption of fixed overhead costs resulting from reduced sales. The decrease in gross margin in 2008 compared with 2007 was due primarily to reduced absorption of fixed overhead costs due to lower manufacturing volume, a higher proportion of sales of products with lower gross margins in both our PPT Division and Lasers Division, and an increase in inventory reserves in our Lasers Division.

Selling, General and Administrative (SG&A) Expenses

     SG&A expenses totaled $112.2 million, or 30.6% of net sales, $118.5 million, or 26.6% of net sales, and $116.5 million, or 26.2% of net sales, during 2009, 2008 and 2007, respectively. The decrease in SG&A expenses in absolute dollars in 2009 compared with 2008 was due primarily to decreased wages, consulting expenses, travel expenses, advertising expenses, shipping costs, accounting fees and insurance expenses, offset in part by increased rent, incentive compensation, bad debt expense and benefits costs. The increase in SG&A expenses in 2008 compared with 2007 was due primarily to increases in rent and utilities, depreciation expense and freight costs, offset in part primarily by decreases in professional fees and recruitment and relocation costs.

     In general, we expect that SG&A expenses will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expenses are fixed in the short term, these changes in SG&A expenses will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

     R&D expense totaled $36.9 million, or 10.1% of net sales, $46.1 million, or 10.4% of net sales, and $42.6 million, or 9.6% of net sales, during 2009, 2008 and 2007, respectively. The decrease in R&D expense in 2009 compared with 2008 was due to reduced spending in both our Lasers and PPT Divisions. The decrease in R&D spending in our Lasers Division was due primarily to the reduced expenses resulting from the divestiture of our diode laser operations in the second half of the year and reduced headcount within the remainder of the division. The decrease in R&D spending in our PPT Division was due primarily to reduced spending on projects related to solar cell manufacturing applications, as the design and development of certain products was completed during 2008, and to reduced headcount. The increase in R&D expense in 2008 compared with 2007 was due primarily to increased investment on new product development programs, particularly for solar panel manufacturing applications.

     We believe that the continued development and advancement of our products and technologies is critical to our future success, and we intend to continue to invest in R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.

Impairment Charges

     During the fourth quarter of 2009, we determined that we would not continue to pursue technology related to certain purchased in-process research and development related to the New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

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

Write-Down of Note Receivable and Other Amounts

     In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. We had previously classified this business as a discontinued operation. Kensington failed to make certain principal, interest and rent payments due under our agreements. The note was secured by a first-priority security interest in certain Kensington assets. In 2008, due to uncertainty regarding the collectibility of such amounts, we wrote off the note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, we have recorded this write-down through continuing operations in our consolidated statements of operations. In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note. In 2009, we recognized $0.1 million as a recovery on the note, net of certain costs.

Write-Down of Minority Interest Investment

     We own a minority interest in a privately held developer of flip chip and advanced packaging equipment for back-end semiconductor manufacturing applications. During the fourth quarter of 2008, we determined that such investment had declined in value and that such decline was other-than-temporary. Accordingly, we recorded a charge of $2.9 million to write off the full carrying value of this investment. This company has filed a registration statement for an initial public offering. If and when this offering is complete, the public market for the company’s stock would create greater liquidity for this investment. If we are able to liquidate our holdings in the future, any proceeds received from such a transaction will be recognized as a gain in the period in which the stock is sold.

Gain on Extinguishment of Debt

     During 2009, we extinguished $20.2 million of our convertible subordinated notes at a weighted-average price equal to 91.6% of the principal amount of the notes, or $18.7 million. After allocating $0.3 million to the equity component, we recorded a gain of $0.3 million on extinguishment of debt, net of unamortized fees and debt discount. During 2008, we extinguished $28.0 million of our convertible subordinated notes at a weighted-average price equal to 59.9% of the principal amount of the notes, or $16.8 million. We recorded a gain of $7.7 million on extinguishment of debt, net of unamortized fees and debt discount.

Gain on Sale of Building

     During 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement. The lease of the building expired on December 31, 2009.

Interest and Other Expense, Net

     Interest and other expense, net was $8.6 million, $6.8 million and $4.1 million in 2009, 2008 and 2007, respectively. The increase in interest and other expense, net in 2009 compared with 2008 was due primarily to lower interest income earned as a result of lower interest rates and transaction losses resulting from foreign currency fluctuations, offset in part by lower interest expense related to our convertible subordinated notes due to the extinguishment of $28.0 million of the notes in the fourth quarter of 2008. The increase in interest and other expense, net in 2008 compared with 2007 was due to lower interest income earned as a result of lower interest rates and lower cash balances and higher interest expense due to a full year of accrued interest on our convertible subordinated notes, which were issued in February 2007. In addition, in 2008 we ceased accruing interest on our note receivable from Kensington due to the uncertainty as to the collectibility of such interest owed, further reducing interest income. Our interest and other expense in 2008 was offset in part by transaction gains resulting from currency fluctuations.

Income Taxes

     Our effective income tax rate was a tax benefit of 10.2% for 2009, tax expense of (23.8%) for 2008 and tax benefit of (76.7%) for 2007. In 2007, after analyzing all positive and negative facts, we released $19.8 million of the valuation allowance recorded against our U.S. deferred tax assets, which accounted for a substantial portion of the tax benefit in 2007. In 2008, the impairment of goodwill and other intangible assets related to our Lasers Division resulted in a cumulative three-year loss position. After evaluating this loss position, together with other positive and negative factors, we reestablished the $19.8 million valuation allowance released previously. In addition, in 2008, due to such impairment of goodwill and other intangible assets, we determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, we recorded an additional valuation allowance of $4.6 million. These amounts accounted for a substantial portion of our tax expense in 2008. In the fourth quarter of 2009, after evaluating all positive and negative facts, we determined that it was more likely than not that we would realize the net deferred tax assets applicable to our German subsidiary. Therefore, we recorded a release of the valuation allowance associated with that entity of $2.5 million, which accounted for a significant portion of the 2009 tax benefit. In addition, increases in global tax contingencies and the impact of foreign tax rate variances had a significant impact on our 2009 effective tax rate. Until such time as the valuation allowance recorded against our U.S. deferred tax assets is fully released, the Federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance related to our net operating loss carryforwards.

     We adopted the provisions of ASC 740-10-25 effective as of the beginning of fiscal year 2007. As a result of applying the provisions of ASC 740-10-25, our reserve for uncertain tax positions increased by $2.9 million, deferred income tax assets increased by $1.1 million, and stockholders’ equity decreased by $1.8 million as of the beginning of fiscal year 2007. As of January 2, 2010, we had $9.5 million of gross unrecognized tax benefits and the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.1 million. We believe that it is reasonably possible that unrecognized tax benefits may decrease by $0.6 million within the next twelve months. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Such amounts were not significant as of January 2, 2010.

Liquidity and Capital Resources

     Our cash and cash equivalents and marketable securities balances decreased to $141.9 million as of January 2, 2010 from $148.4 million as of January 3, 2009. The decrease was attributable primarily to cash used to extinguish $20.2 million of our convertible subordinated notes, capital expenditures related primarily to facility consolidation activities, the cash payment related to our asset exchange transaction with Oclaro and net repayments of short-term borrowings, offset in part by cash generated from operations.

     Net cash provided by our operating activities of $24.7 million was attributable primarily to cash provided by our results of operations, a decrease of $7.0 million in accounts and notes receivable due to lower sales levels and an increase of $1.1 million in accrued expenses and other liabilities due to increased deferred revenue, offset in part by an increase of $6.2 million in gross inventory, a decrease of $2.1 million in accounts payable due to the timing of payments and an increase in prepaid expenses and other assets of $1.4 million due to prepaid contract costs. During 2009, while we used cash for gross inventory purchases, our net inventory actually decreased by $8.9 million primarily as a result of $10.3 million in charges related to excess and obsolete inventory and $1.9 million in amortization of demonstration equipment, as well as a net decrease in inventory of $3.4 million in connection with our asset exchange transaction with Oclaro, in which we transferred inventory related to our diode laser manufacturing operations and acquired inventory related to the New Focus business.

     Net cash provided by investing activities of $8.1 million consisted of net sales and maturities of marketable securities of $20.8 million, offset in part by purchases of property and equipment of $9.7 million and the $3.0 million cash payment related to our asset exchange transaction with Oclaro.

     Net cash used in financing activities of $20.6 million consisted of the extinguishment of $20.2 million of our convertible subordinated notes for $18.7 million, and net repayments of short-term borrowings of $2.7 million, offset in part by $0.8 million received as consideration for the issuance of common stock in connection with the exercise of stock options and participation in our employee stock purchase plan.

     As of January 2, 2010, we had cash and cash equivalents of $87.7 million and marketable securities of $54.2 million. The majority of the marketable securities are invested in one portfolio managed by an investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, share and note repurchases, capital expenditures and contractual obligations, and changes in interest rates.

     In February 2007, we issued $175 million of convertible subordinated notes due 2012, which notes bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The sale of the notes generated net proceeds of $169.4 million after deducting offering fees and expenses. At the time of issuance of the notes, we used $40.0 million of the net proceeds from the offering to repurchase 2.1 million shares of our common stock at a purchase price of $18.86 per share, and $48.2 million of the net proceeds from the offering to prepay all of our long-term debt owed to Thermo pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004. During 2007 and 2008, we used a portion of the proceeds from these notes to repurchase shares of our common stock under the stock repurchase programs approved by our Board of Directors, as described in more detail below. In addition, as noted above, during 2009 and 2008, we extinguished $20.2 million and $28.0 million of these notes for $18.7 million and $16.8 million, respectively. We intend to use the remaining proceeds from the offering for working capital and other general corporate purposes, which may include potential acquisitions, additional repurchases of our common stock or extinguishment or early repayment of the convertible notes.

     In June 2008, we issued 300 million yen ($3.2 million at January 2, 2010) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.

     At January 2, 2010, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

     Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2010. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.23% at January 2, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.17% at January 2, 2010) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At January 2, 2010, there were no balances outstanding under this line of credit, with $1.7 million available, after considering outstanding letters of credit totaling $1.3 million.

     Our two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($11.9 million at January 2, 2010) and expire as follows: $8.7 million on February 28, 2010 (which has subsequently been extended to May 31, 2010) and $3.2 million on May 31, 2010. The $8.7 million line of credit bears interest at the prevailing bank rate and the $3.2 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.2 million line of credit. At January 2, 2010, we had $9.7 million outstanding and $2.2 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term obligations in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.0 million at January 2, 2010), have no expiration dates and bear interest at the bank’s prevailing rate. At January 2, 2010, we had $1.3 million outstanding and $4.7 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets. As of January 2, 2010, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.4%.

     In 2006, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.2 million shares of our common stock. During the first quarter of 2008, we repurchased 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed our purchases under this program.

     In May 2008, our Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. Under this program, we repurchased 127,472 shares for $1.4 million during 2008. We made no purchases under this program in 2009. As of January 2, 2010, a total of approximately 3.9 million shares remained available for repurchase under the program.

     During 2010, we expect to use $8 million to $12 million of cash for capital expenditures.

     We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 16-29), and there can be no assurance that we will not require additional funding in the future.

     Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. In the current global macroeconomic climate, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Contractual Obligations

     We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities.

     As of January 2, 2010, we had no material purchase obligations. Our long-term debt, capital and operating lease obligations, and pension benefit obligations at January 2, 2010 were as follows:

	Capital	Long-Term	Operating	Pension	Total
(In thousands)	Leases	Debt	Leases	Benefits	Obligations
Payments Due By Period:
2010	$260	$3,169	$9,395	$409	$13,233
2011	259	3,169	8,220	1,326	12,974
2012	215	128,360	5,242	844	134,661
2013	192	-	4,687	780	5,659
2014	191	-	4,159	807	5,157
Thereafter	643	-	16,553	11,619	28,815

Total minimum payments	1,760	134,698	$48,256	$15,785	$200,499

Less amount representing interest	(370)	(7,923)
Present value of obligation	$1,390	$126,775

     We have subleased certain of our facilities. Future minimum rentals to be received by us under non-cancelable subleases at January 2, 2010 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2010	$373
2011	322
2012	19
Total minimum sublease payments	$714

     Our gross unrecognized tax benefits at January 2, 2010 were $9.5 million. It is reasonably possible that unrecognized tax benefits may decrease by $0.6 million within the next twelve months. However, we are not able to provide a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due.

New Accounting Standards

     In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial position and results of operations.

     In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 requires companies to disclose transfers between Level 1 and Level 2 within the fair value hierarchy and describe the reasons for the transfers. In addition, in the reconciliation of assets and liabilities in Level 3 of the fair value hierarchy, companies are required to present sales, purchases, issuances and settlements on a gross rather than net basis. ASU No. 2010-06 also clarifies that companies should provide fair value measurement disclosures for each class of assets and liabilities and that companies should disclose the inputs and valuation techniques used to measure assets and liabilities that fall in either Level 2 or Level 3. ASU No. 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the new Level 3 reconciliation disclosures, which will be effective for interim and annual periods beginning after December 15, 2010. This update is not expected to have a material impact on our financial position and results of operations.

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

     From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income (loss) in our consolidated statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years. There were no forward exchange contracts outstanding at January 2, 2010 or January 3, 2009.

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

     Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net loss for the year ended January 2, 2010. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

     The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.2 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $141.9 million at January 2, 2010, are sensitive to changes in the general level of U.S. interest rates. We estimate that a 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net loss for 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009, on March 30, 2009, the Audit Committee of our Board of Directors approved the dismissal of Ernst & Young LLP, and the engagement of Deloitte & Touche LLP, as our independent registered public accounting firm. There were no disagreements or reportable events requiring disclosure pursuant to Item 304(a) of Regulation S-K of the Securities Act of 1933, as amended, in connection with such change in accountants and, accordingly, there are no transactions or events requiring disclosure in this Annual Report on Form 10-K pursuant to Item 304(b) of Regulation S-K.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

     Management has evaluated the effectiveness of our internal control over financial reporting as of January 2, 2010. In conducting its evaluation, management used the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of January 2, 2010.

Attestation Report

     Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended January 2, 2010, has issued an attestation report on our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter of the year ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newport Corporation
Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the Company) as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2010 of the Company and our report dated March 5, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the retrospective adjustment to the consolidated financial statements for the adoption of Accounting Standards Codification Subtopic 470-20, Debt – Debt with Conversion and Other Options, in 2009.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 5, 2010

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 2, 2010 and delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders, which is expected to be held on May 18, 2010.

ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 2, 2010 and delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders, which is expected to be held on May 18, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 2, 2010 and delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders, which is expected to be held on May 18, 2010, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 2, 2010 and delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders, which is expected to be held on May 18, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 2, 2010 and delivered to stockholders in connection with our 2010 Annual Meeting of Stockholders, which is expected to be held on May 18, 2010.

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
Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14	*
Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15	*
Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

Exhibit
Number		Description of Exhibit
10.	16*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.	17*
Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.	18*
Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.	19*
Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.	20*
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.	21
Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.	22
Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.	23
Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.	24
Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

16.	1
Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 31, 2009 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

21.	1	Subsidiaries of the Registrant.

23.	1	Consent of Independent Registered Public Accounting Firm.

23.	2	Consent of Independent Registered Public Accounting Firm.

31.	1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.	2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.	1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.	2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
____________________

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President and Chief Executive Officer	March 5, 2010
Robert J. Phillippy	(Principal Executive Officer)

/s/ Charles F. Cargile	Senior Vice President, Chief Financial Officer	March 5, 2010
Charles F. Cargile	and Treasurer (Principal Financial Officer)

/s/ Mark J. Nelson	Vice President and Corporate Controller	March 5, 2010
Mark J. Nelson

/s/ Robert L. Guyett	Director	March 5, 2010
Robert L. Guyett

/s/ Michael T. O’Neill	Director	March 5, 2010
Michael T. O’Neill

/s/ C. Kumar N. Patel	Director	March 5, 2010
C. Kumar N. Patel

/s/ Kenneth F. Potashner	Director	March 5, 2010
Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 5, 2010
Peter J. Simone

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated statements of operations for the years ended
January 2, 2010, January 3, 2009 and December 29, 2007	F-4

Consolidated balance sheets as of January 2, 2010 and January 3, 2009	F-5

Consolidated statements of cash flows for the years ended
January 2, 2010, January 3, 2009 and December 29, 2007	F-6

Consolidated statements of comprehensive income (loss) and stockholders’ equity
for the years ended January 2, 2010, January 3, 2009 and December 29, 2007	F-7

Notes to consolidated financial statements	F-8

Financial Statement Schedule – Schedule II – Valuation and qualifying accounts	F-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Newport Corporation
Irvine, California

We have audited the accompanying consolidated balance sheet of Newport Corporation and subsidiaries (the “Company”) as of January 2, 2010, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for the year ended January 2, 2010. Our audit also included the consolidated financial statement schedule listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2010, and the results of its operations and its cash flows for the year ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company retrospectively adjusted the consolidated financial statements for the adoption of Accounting Standards Codification Subtopic 470-20, Debt – Debt with Conversion and Other Options, in 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 5, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newport Corporation

We have audited the accompanying consolidated balance sheet of Newport Corporation as of January 3, 2009, and the related consolidated statements of operations, comprehensive income (loss) and stockholders' equity, and cash flows for each of the two years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newport Corporation at January 3, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 of the consolidated financial statements, effective January 4, 2009, the Company changed its method of accounting for its convertible debt with the adoption of the guidance originally issued in Financial Accounting Standards Board (FASB) Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement), and codified in FASB Accounting Standards Codification (ASC) Topic 470-20, Debt - Debt with Conversion and Other Options.

/s/ Ernst & Young LLP

Orange County, California
March 16, 2009, except for Note 8, as to which the date is March 5, 2010

NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Net sales	$366,989	$445,336	$445,197
Cost of sales	224,387	274,542	259,636
Gross profit	142,602	170,794	185,561

Selling, general and administrative expenses	112,177	118,518	116,476
Research and development expense	36,948	46,068	42,570
Loss (gain) on sale of assets and related costs	4,355	(2,504)	-
Impairment charges	360	119,944	-
Operating income (loss)	(11,238)	(111,232)	26,515

Recovery (write-down) of note receivable and other amounts
related to previously discontinued operations, net	101	(7,040)	-
Write-down of minority interest investment	-	(2,890)	-
Gain on extinguishment of debt	328	7,734	-
Interest and other expense, net	(8,564)	(6,751)	(4,053)
Income (loss) before income taxes	(19,373)	(120,179)	22,462

Income tax provision (benefit)	(1,967)	28,545	(17,229)
Net income (loss)	$(17,406)	$(148,724)	$39,691

Net income (loss) per share:
Basic	$(0.48)	$(4.11)	$1.03
Diluted	$(0.48)	$(4.11)	$1.02

Shares used in the computation of income (loss) per share:
Basic	36,175	36,155	38,479
Diluted	36,175	36,155	39,058

See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 2,	January 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$87,727	$74,874
Marketable securities	54,196	73,546
Accounts receivable, net of allowance for doubtful accounts of $3,111
and $1,642 as of January 2, 2010 and January 3, 2009, respectively	72,553	75,258
Notes receivable	2,264	6,610
Inventories	89,908	98,833
Deferred income taxes	4,835	13,456
Prepaid expenses and other current assets	13,963	10,740
Total current assets	325,446	353,317

Property and equipment, net	52,901	60,245
Goodwill	69,932	68,540
Deferred income taxes	4,437	2,555
Intangible assets, net	28,166	26,696
Investments and other assets	12,525	13,550
	$493,407	$524,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term obligations	$11,056	$14,089
Accounts payable	24,312	24,636
Accrued payroll and related expenses	22,231	21,827
Accrued expenses and other current liabilities	31,337	29,258
Total current liabilities	88,936	89,810

Long-term debt	121,231	135,478
Obligations under capital leases, less current portion	1,231	1,220
Accrued pension liabilities	10,215	10,652
Deferred income taxes and other liabilities	17,158	22,546

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized;
36,315,834 and 36,048,634 shares issued and outstanding as of
January 2, 2010 and January 3, 2009, respectively	4,238	4,207
Capital in excess of par value	409,773	407,047
Accumulated other comprehensive income	10,379	6,291
Accumulated deficit	(169,754)	(152,348)
Total stockholders’ equity	254,636	265,197
	$493,407	$524,903

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,406)	$(148,724)	$39,691
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,932	21,882	20,991
Amortization of discount on convertible subordinated notes	4,575	5,182	4,459
Impairment of goodwill and intangible assets	360	119,944	-
Deferred income taxes, net	210	15,186	(19,679)
Provision for losses on inventories	10,298	7,989	4,501
Write-down of note receivable and other amounts
related to previously discontinued operations	-	7,061	-
Write-down of minority interest investment	-	2,890	-
Stock-based compensation expense	2,332	1,803	3,668
Provision for doubtful accounts, net	1,346	574	190
Loss on disposal of diode laser assets	3,765	-	-
Loss (gain) on disposal of property and equipment	860	(2,818)	198
Gain on extinguishment of debt	(328)	(7,734)	-
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	7,021	9,435	9,862
Inventories	(6,179)	5,537	(22,712)
Prepaid expenses and other assets	(1,419)	(64)	(2,193)
Accounts payable	(2,083)	(8,538)	1,147
Accrued payroll and related expenses	293	(1,101)	(5,032)
Accrued expenses and other liabilities	1,088	16,223	284
Net cash provided by operating activities	24,665	44,727	35,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,668)	(18,575)	(18,705)
Proceeds from the sale of property and equipment, net of selling costs	-	6,983	-
Purchase of marketable securities	(36,701)	(71,789)	(58,061)
Proceeds from the sale and maturity of marketable securities	57,485	51,759	54,013
Acquisition of business	(3,000)	-	-
Net cash provided by (used in) investing activities	8,116	(31,622)	(22,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance long-term debt	-	3,307	147,543
Proceeds related to equity component of long-term debt	-	-	27,457
Debt issuance costs	-	-	(4,690)
Equity issuance costs	-	-	(873)
Repayment of long-term debt	(18,644)	(16,850)	(48,403)
Proceeds from short term borrowings	23,867	33,184	14
Repayment of short term borrowings	(26,609)	(34,704)	-
Proceeds from the issuance of common stock under employee plans	765	2,053	5,064
Purchases of the Company’s common stock	-	(12,822)	(86,998)
Net cash provided by (used in) financing activities	(20,621)	(25,832)	39,114
Impact of foreign exchange rate changes on cash balances	693	(1,136)	1,071
Net increase (decrease) in cash and cash equivalents	12,853	(13,863)	52,807
Cash and cash equivalents at beginning of year	74,874	88,737	35,930
Cash and cash equivalents at end of year	$87,727	$74,874	$88,737

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$4,185	$5,146	$3,793
Income taxes, net	$(53)	$26	$3,488
Property and equipment accrued in accounts payable at year end	$1,460	$-	$-

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity
(In thousands)

				Accumulated
			Capital in	other		Total
	Common Stock		excess of	comprehensive	Accumulated	stockholders'
	Shares	Amount	par value	income	deficit	equity
December 30, 2006	41,458	$4,838	$467,235	$4,410	$(41,530)	$434,953
Net income	-	-	-	-	39,691	39,691
Foreign currency translation gain	-	-	-	4,868	-	4,868
Unrecognized net pension gain, net of
income tax of $457	-	-	-	783	-	783
Unrealized gain on marketable securities	-	-	-	182	-	182
Comprehensive income						45,524
Cumulative effect on prior year accumulated
deficit related to the adoption of ASC
740-10-25 (formerly FIN 48) (Note 11)	-	-	-	-	(1,785)	(1,785)
Equity component of long-term debt	-	-	27,457	-	-	27,457
Equity issuance costs	-	-	(873)	-	-	(873)
Issuance of common stock under employee
plans	842	98	4,966	-	-	5,064
Stock-based compensation expense	-	-	3,497	-	-	3,497
Repurchases of common stock	(5,382)	(628)	(86,370)	-	-	(86,998)
December 29, 2007	36,918	4,308	415,912	10,243	(3,624)	426,839
Net loss	-	-	-	-	(148,724)	(148,724)
Foreign currency translation loss	-	-	-	(3,251)	-	(3,251)
Unrecognized net pension gain, net of
income tax of $48	-	-	-	6	-	6
Unrealized loss on marketable securities	-	-	-	(707)	-	(707)
Comprehensive loss						(152,676)
Issuance of common stock under employee
plans	320	38	2,015	-	-	2,053
Stock-based compensation expense	-	-	1,803	-	-	1,803
Repurchases of common stock	(1,189)	(139)	(12,683)	-	-	(12,822)
January 3, 2009	36,049	4,207	407,047	6,291	(152,348)	265,197
Net loss	-	-	-	-	(17,406)	(17,406)
Foreign currency translation gain	-	-	-	2,394	-	2,394
Unrecognized net pension loss, net of
income tax of $186	-	-	-	(607)	-	(607)
Unrealized gain on marketable securities, net
of income tax of $600	-	-	-	2,301	-	2,301
Comprehensive loss						(13,318)
Issuance of common stock under employee
plans	267	31	734	-	-	765
Extinguishment of equity component of
long-term debt	-	-	(340)	-	-	(340)
Stock-based compensation expense	-	-	2,332	-	-	2,332
January 2, 2010	36,316	$4,238	$409,773	$10,379	$(169,754)	$254,636

See accompanying notes.

NEWPORT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation (the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, aerospace and defense/security, life and health sciences, and industrial manufacturing. The Company provides a broad portfolio of products to customers in these end markets, allowing it to offer them an end-to-end resource for photonics solutions.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company uses a conventional 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2009 (referred to herein as 2009) ended January 2, 2010, fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009 and fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007. Fiscal year 2008 consisted of 53 weeks and fiscal years 2009 and 2007 each consisted of 52 weeks.

Foreign Currency Translation

Assets and liabilities for the Company’s international operations are translated into U.S. dollars using current rates of exchange in effect at the balance sheet dates. Items of income and expense for the Company’s international operations are translated using the monthly average exchange rates in effect for the period in which the items occur. The functional currency for the majority of the Company’s international operations is the local currency. Where the local currency is the functional currency, the resulting translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive income. Where the U.S. dollar is the functional currency, the resulting translation gains and losses are included in the results of operations. Realized foreign currency transaction gains and losses for all entities are included in the results of operations.

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in interest and other expense, net in the accompanying consolidated statements of operations. There were no forward exchange contracts outstanding at January 2, 2010 or January 3, 2009.

Cash and Cash Equivalents and Marketable Securities

The Company considers cash and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets, unless the Company determines there is an other-than-temporary impairment, in which case the loss is recorded in the consolidated statements of operations.

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to notes receivable. At January 2, 2010 and January 3, 2009, notes receivable, net totaled $2.3 million and $6.6 million, respectively. Certain of these promissory notes are sold with recourse to banks in Japan with which the Company regularly does business. The sales of these receivables have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing - Secured Borrowing and Collateral. The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term obligations until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At January 2, 2010 and January 3, 2009, the principal amount of such promissory notes included in notes receivable, net and short-term obligations in the accompanying consolidated balance sheets totaled $1.3 million and $4.3 million, respectively.

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

The Company’s customers are concentrated in the scientific research, aerospace and defense/security, microelectronics, life and health sciences and industrial manufacturing markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended January 2, 2010, January 3, 2009 and December 29, 2007, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. Depreciation is recorded principally on a straight-line basis over the estimated useful lives of the assets as follows:

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

Developed technology	10 years
Customer relationships	10 years
Other	1 to 3 years

Indefinite-lived trademarks and trade names are subject to annual impairment testing and are not amortized.

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets. Under ASC 350, Intangibles – Goodwill and Other, goodwill and other intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. The Company performs the annual impairment test as of the beginning of the fourth quarter of each year. A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required. Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill. The excess of the carrying value of goodwill over the implied fair value represents the amount impaired. Based upon this two-step process, the Company determined that its goodwill was not impaired as of the beginning of the fourth quarter of 2008. However, due to a continued decline in its market capitalization, the Company reevaluated its goodwill as of the end of the fourth quarter of 2008 and determined that the goodwill related to its Lasers Division was impaired and recorded a goodwill impairment charge of $104.6 million. There were no such impairments during 2007 or 2009.

During 2008, the Company conducted an impairment analysis on its intangible assets and, due to diminished cash flow projections for certain products, determined that certain developed technology related to its Lasers Division was impaired. Accordingly, the Company recorded impairment charges totaling $15.4 million, which consisted of a charge of $12.5 million related to developed technology acquired by the Company in connection with its acquisition of Spectra-Physics, Inc. and certain related photonics entities (collectively, Spectra-Physics) in 2004 and a charge of $2.9 million related to developed technology that the Company acquired from Picarro, Inc. (Picarro) in 2006. During 2009, the Company determined it was no longer going to pursue technology related to certain purchased in-process research and development related to the New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification.

Fair value of the Company’s reporting units is determined using a combination of a comparative company analysis, weighted at 25%, a comparative transaction analysis, weighted at 25%, and a discounted cash flow analysis, weighted at 50%. The comparative company analysis establishes fair value by applying market multiples to the Company’s revenue and earnings before interest, income taxes, depreciation and amortization. Such multiples are determined by comparing the Company’s reporting units with other publicly traded companies within the respective industries that have similar economic characteristics. In addition, a control premium is added to reflect the value an investor would pay to obtain a controlling interest, which is consistent with the median control premium for transactions in those industries in which the Company does business. The comparative transaction analysis establishes fair value by applying market multiples to the Company’s revenue. Such multiples are determined through recent mergers and acquisitions for companies within the respective industries that have similar economic characteristics to the Company’s reporting units. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit and applying a terminal growth rate. The present value of estimated discounted future cash flows is determined using the Company’s estimates of revenue and costs for the reporting units, driven by assumed growth rates, as well as appropriate discount rates. The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit. In 2008, in performing the impairment analysis from which the Company concluded that the goodwill related to its Lasers Division was impaired, the Company determined that, due to market volatility, past transactions were deemed not to be comparable to the expected results from current transactions, and therefore, the comparative transaction analysis was excluded from such analysis, and an additional weight of 25% was added to the discounted cash flow analysis.

Investments

The Company holds minority interest investments in companies having operations or technologies in areas which are within or adjacent to its strategic focus when acquired, all of which are privately held and whose values are difficult to determine. The Company accounts for minority interest investments in common stock under the cost method for investments in companies over which it does not have the ability to exercise significant influence.

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

Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters, gratings and crystals products, which generally carry a 90 day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.

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

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company records the full cost of the product at the time of shipment. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales. Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses. Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

Customers (including distributors) generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without the Company’s consent. For certain products, the Company establishes a sales return reserve based on the historical product returns.

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs were not material at January 2, 2010 and January 3, 2009. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $3.3 million, $4.1 million and $4.0 million for 2009, 2008 and 2007, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $4.3 million, $5.3 million and $4.4 million are included in selling, general and administrative expenses for 2009, 2008 and 2007, respectively.

Research and Development

All research and development costs are expensed as incurred.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Effective at the beginning of fiscal year 2007, the Company adopted ASC 740-10-25, Income Taxes - Recognition, for the recognition, measurement and disclosure of uncertain tax positions. Under ASC 740-10-25, income tax positions must meet the more-likely-than-not threshold to be recognized in the financial statements. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as income tax expense.

Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding unvested restricted stock. Diluted income per share is computed using the weighted-average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents (restricted stock, restricted stock units, stock options and stock appreciation rights) outstanding during the period, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant.

Determining the appropriate fair value of stock options and stock appreciation rights at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock and expected term of the awards. The Company computes expected volatility based on historical volatility over the expected term. The expected term represents the period of time that stock options and stock appreciation rights are expected to be outstanding and is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expected exercise behavior.

A substantial portion of the Company’s awards vest based upon the achievement of one or more financial performance goals established by the Compensation Committee of the Company’s Board of Directors. Currently, such performance goals relate to the fiscal year in which the award is granted, and if such performance goals are met, the awards vest in equal installments on the first three anniversaries of the grant date. Until the Company has determined that performance goals have been met, the amount of expense that the Company records relating to performance-based awards is estimated based on the likelihood of achieving the performance goals. The fair value of performance-based awards, adjusted for estimated forfeitures and estimated achievement of performance goals (or actual achievement of performance goals once determined), is amortized using the graded vesting method over the requisite service period of the award, which is generally the vesting period. The fair value of time-based awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) those related to the allowance for doubtful accounts, inventory reserves, warranty obligations, pension liabilities, asset impairment valuations, income tax valuations, and stock-based compensation expenses.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to prior year amounts to conform to the current year presentation. Specifically, the Company’s French pension plan was added to the disclosure in Note 14, the gain on sale of assets of $2.5 million has been moved from non-operating income to operating income in the statement of operations for 2008, and short-term borrowings and repayments, which were previously presented on a net basis, have been reported on a gross basis in the statement of cash flows for 2008 in accordance with ASC 230-10-45. None of these reclassifications had a significant impact on the Company’s financial position or results of operations. In addition, the Company retrospectively implemented ASC 470-20, Debt – Debt with Conversion and Other Options (formerly known as FSP APB 14-1). See Note 8 for additional detail.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that ASU No. 2009-13 will have on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the guidance in ASC 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 requires companies to disclose transfers between Level 1 and Level 2 within the fair value hierarchy and describe the reasons for the transfers. In addition, in the reconciliation of assets and liabilities in Level 3 of the fair value hierarchy, companies are required to present sales, purchases, issuances and settlements on a gross rather than net basis. ASU No. 2010-06 also clarifies that companies should provide fair value measurement disclosures for each class of assets and liabilities and that companies should disclose the inputs and valuation techniques used to measure assets and liabilities that fall in either Level 2 or Level 3. ASU No. 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the new Level 3 reconciliation disclosures, which will be effective for interim and annual periods beginning after December 15, 2010. This update is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 2 ACQUISITIONS, DIVESTITURES AND INVESTMENTS

Acquisitions and Divestitures

On July 4, 2009, the Company completed an asset exchange transaction with Oclaro, Inc. (Oclaro), pursuant to which the Company acquired certain assets and assumed certain liabilities related to Oclaro’s New Focus™ business, and sold certain assets and transferred certain liabilities related to its diode laser operations based in Tucson, Arizona to Oclaro. The acquisition of the New Focus business expanded the Company’s product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, high-speed detectors and modulators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for original equipment manufacturers (OEMs).

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

The actual net sales and net income of the New Focus business from July 4, 2009, the closing date of the acquisition, that were included in the Company’s consolidated statement of operations for 2009, 2008 and 2007 are set forth in the table below. Also set forth in the table below are the net sales and net income (loss) of the Company during such periods, including the results of the New Focus business as though the acquisition had occurred at the beginning of the periods presented. This supplemental unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Year Ended
	January 2,	January 3,	December 29,
(Unaudited, in thousands)	2010	2009	2007
Actual:
Net sales	$10,257	$-	$-
Net income	$2,591	$-	$-
Supplemental pro forma information:
Net sales	$379,742	$477,500	$492,571
Net income (loss)	$(21,816)	$(149,370)	$42,702

The Company’s diode laser assets had a net book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in loss (gain) on sale of assets and related costs in the Company’s consolidated statements of operations.

These assets had previously been included in the Company’s Lasers Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$11,043
Other assets	5,106
Current liabilities	(1,284)
$14,865

Investments

The Company owns a minority interest in a privately held developer of flip chip and advanced packaging equipment for back-end semiconductor manufacturing applications. During the fourth quarter of 2008, due to such entity’s continued net losses and a decline in the valuation of its common stock, the Company determined that this investment had experienced an other-than-temporary decline in value and recorded a charge of $2.9 million to write off the full carrying value of such investment. If the Company is able to liquidate this investment in the future, any proceeds received from such a transaction will be recognized as a gain in the period in which the stock is sold.

NOTE 3 MARKETABLE SECURITIES

The Company’s portfolio of marketable securities was as follows:

(In thousands)	January 2,	January 3,
	2010	2009
U.S. government and agency debt securities	$13,610	$21,516
Corporate debt securities	5,156	18,819
Equity securities	20,859	22,054
Asset-backed securities	6,849	10,504
Certificates of deposit	7,722	653
	$54,196	$73,546

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 2, 2010 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses
U.S. government and agency debt securities	$13,610	$300	$-
Corporate debt securities	5,156	4	-
Equity securities	20,859	450	-
Asset-backed securities	6,849	172	(3)
Certificates of deposit	7,722	2	-
	$54,196	$928	$(3)

Marketable Securities In Cumulative
Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Loss	Fair Value	Loss
Asset-backed securities	$-	$-	$475	$(3)

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at January 3, 2009 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses
U.S. government and agency debt securities	$21,516	$419	$(4)
Corporate debt securities	18,819	26	(588)
Equity securities	22,054	154	-
Asset-backed securities	10,504	-	(938)
Certificates of deposit	653	1	-
	$73,546	$600	$(1,530)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Loss	Fair Value	Loss
U.S. government and agency debt securities	$1,090	$(1)	$172	$(3)
Corporate debt securities	5,962	(249)	8,187	(340)
Asset-backed securities	7,361	(498)	3,144	(439)
	$14,413	$(748)	$11,503	$(782)

The contractual maturities of available for sale securities were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
0 – 1 Year	$22,611	$17,317
1 – 2 Years	2,598	14,975
2 – 3 Years	3,835	4,153
3 – 5 Years	2,213	7,773
5 – 10 Years	-	1,514
More than 10 years	2,080	5,760
	$33,337	$51,492

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Gross realized gains	$4	$123	$17
Gross realized losses	(314)	(3)	(24)
	$(310)	$120	$(7)

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Raw materials and purchased parts	$76,636	$84,472
Work in process	8,346	7,624
Finished goods	34,581	33,422
	119,563	125,518
Allowance for excess and obsolete inventory	(29,655)	(26,685)
	$89,908	$98,833

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Land	$406	$387
Buildings	2,415	2,172
Leasehold improvements	29,027	30,787
Machinery and equipment	54,054	50,488
Office equipment	50,054	50,166
	135,956	134,000
Less accumulated depreciation	(83,055)	(73,755)
	$52,901	$60,245

Depreciation expense, including the amortization of assets under capital leases, totaled $14.2 million, $15.0 million and $15.0 million for 2009, 2008 and 2007, respectively. At January 2, 2010 and January 3, 2009, assets under capital leases were $1.9 million and $1.8 million, net of accumulated amortization of $1.2 million and $1.0 million, respectively.

Accrued Warranty Obligations

The activity in accrued warranty obligations was as follows:

	Year Ended
(In thousands)	January 2,	January 3,
	2010	2009
Balance at beginning of year	$5,978	$5,847
Additions charged to cost of sales	4,175	6,604
Warranty claims	(6,255)	(6,473)
Balance at end of year	$3,898	$5,978

Such amounts are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Deferred revenue	$15,188	$11,813
Accrued warranty obligations	3,898	5,978
Other	12,251	11,467
	$31,337	$29,258

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	January 2,	January 3,
	2010	2009
Cumulative foreign currency translation gains	$9,278	$6,884
Unrecognized net pension gains (losses), net of taxes	(549)	58
Unrealized gains (losses) on marketable securities	1,650	(651)
	$10,379	$6,291

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended January 2, 2010 are as follows:

(In thousands)	PPT	Lasers
	Division	Division	Total
Balance at January 3, 2009:
Goodwill	$68,540	$104,562	$173,102
Accumulated impairment losses	-	(104,562)	(104,562)
	68,540	-	68,540
Goodwill acquired	1,392	-	1,392
Balance at January 2, 2010:
Goodwill	69,932	104,562	174,494
Accumulated impairment losses	-	(104,562)	(104,562)
	$69,932	$-	$69,932

The changes in the carrying amount of goodwill for the year ended January 3, 2009 are as follows:

(In thousands)	PPT	Lasers
	Division	Division	Total
Balance at December 29, 2007:
Goodwill	$69,635	$104,562	$174,197
Accumulated impairment losses	-	-	-
	69,635	104,562	174,197
Impairment losses	-	(104,562)	(104,562)
Other adjustments	(1,095)	-	(1,095)
Balance at January 3, 2009:
Goodwill	68,540	104,562	173,102
Accumulated impairment losses	-	(104,562)	(104,562)
	$68,540	$-	$68,540

During 2009, the Company recorded $1.4 million in goodwill related to its acquisition of New Focus. See Note 2 for additional information.

During 2008, the Company recorded a $1.1 million reduction in goodwill due to the usage of a net operating loss carryforward from the acquisition of Spectra-Physics.

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

Intangible assets, excluding goodwill, were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $4,060 and
$3,210 as of January 2, 2010 and January 3, 2009, respectively	$5,740	$3,990
Customer relationships, net of accumulated amortization of $10,674 and
$8,694 as of January 2, 2010 and January 3, 2009, respectively	9,426	10,806
Other, net of accumulated amortization of $170 and $0 as of January 2,
2010 and January 3, 2009, respectively	500	-
	15,666	14,796
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	11,900
Intangible assets, net	$28,166	$26,696

Amortization expense related to intangible assets totaled $3.0 million, $3.9 million and $4.1 million for 2009, 2008 and 2007, respectively.

During 2009, the Company determined it was no longer going to pursue technology related to certain purchased in-process research and development related to the New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

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

Estimated aggregate amortization expense for future fiscal years will be amortized over a weighted-average life of 4.5 years as follows:

Estimated
Aggregate
(In thousands)	Amortization
Expense
2010	$3,160
2011	2,990
2012	2,990
2013	2,990
2014	1,766
Thereafter	1,440
$15,336

The Company has excluded $330,000 of amortization expense related to in-process research and development from the table above, as it is uncertain when the technology will be completed and when the amortization will begin.

NOTE 6 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Interest and dividend income	$2,155	$4,208	$6,717
Interest expense	(9,472)	(10,860)	(9,769)
Bank and portfolio asset management fees	(638)	(612)	(642)
Other, net	(609)	513	(359)
	$(8,564)	$(6,751)	$(4,053)

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

The 2006 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. Any stock options or stock appreciation rights granted under the 2006 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years. The vesting of substantially all awards granted to directors under the 2006 Plan occurs over a period of one year. The vesting of substantially all awards granted to officers and employees under the 2006 Plan occurs over a period of three years, conditioned on the achievement of performance goals established by the Compensation Committee of the Company’s Board of Directors. Currently, such performance goals relate to the fiscal year in which the award is granted, and if such performance goals are met, the awards vest in equal installments on the first three anniversaries of the grant date. For awards issued prior to 2009, the vesting of such awards is conditioned upon achievement of performance goals relating to three annual performance periods. Such prior awards also provide that if the performance goals are not achieved in full for the initial applicable annual performance period, then fifty percent of the awards tied to such performance goals that do not vest will carry over and be eligible for vesting, subject to the achievement of certain performance goals for the next annual performance period. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The Purchase Plan allows employees to purchase common stock in any quarterly offering period at 95% of the fair market value of the stock on the last day of the offering period.

Stock-Based Compensation Expense

ASC 718 requires the Company to recognize compensation expense related to the fair value of its stock-based awards. The Company estimates the fair value of stock options and stock appreciation rights at the date of grant using a Black-Scholes-Merton option-pricing model. The fair value and underlying assumptions for all stock appreciation rights awarded in 2009 are set forth in the table below. No stock appreciation rights or stock options were awarded in 2007 or 2008.

Year Ended
January 2,
2010
Fair value	$1.64
Expected annual volatility	45.50%
Risk-free interest rate	1.66%
Expected term (years)	4.4
Annualized expected dividend yield	-

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Cost of sales	$137	$52	$425
Selling, general and administrative expenses	1,979	1,654	3,005
Research and development expense	216	97	238
	$2,332	$1,803	$3,668

As required by ASC 718, the Company estimates the expected future forfeitures of stock options, stock appreciation rights, restricted stock and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed forfeitures rate in recognizing compensation expense of 15.4% for 2009 and 2008 and 12.4% for 2007.

At January 2, 2010, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $3.2 million (net of estimated forfeitures of $1.5 million). Such amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect to be met. This future compensation expense will be amortized, using the straight-line method for time-based awards and the graded vesting method for performance-based awards, over a weighted-average period of 1.6 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards are achieved. At January 2, 2010, there were 1.2 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $11.15 per share that were not expected to vest.

Stock Option Activity

The following table summarizes stock option activity for the year ended January 2, 2010:

	Number of Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 3, 2009	2,708	$20.31
Granted	-	$-
Exercised	(65)	$1.56
Forfeited (cancelled pre-vesting)	(6)	$14.80
Expired (cancelled post-vesting)	(202)	$18.96
Outstanding at January 2, 2010	2,435	$20.94	2.9	$10

Vested and expected to vest at
January 2, 2010	2,435	$20.94	2.9	$10

Options exercisable at January 2, 2010	2,435	$20.94	2.9	$10

The intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 totaled $0.4 million, $0.8 million and $3.0 million, respectively. The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The grant date fair value of options that vested during fiscal year 2009, 2008 and 2007 totaled $1.1 million, $1.0 million and $3.1 million, respectively.

The following table summarizes the Company’s performance-based and time-based restricted stock unit activity for the year ended January 2, 2010:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2009	2,182	$11.99
Granted	1,219	$4.32
Vested	(91)	$10.26
Forfeited	(959)	$13.01
Outstanding at January 2, 2010	2,351	$7.66

The following table summarizes the Company’s performance-based stock appreciation rights activity for the year ended January 2, 2010:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2009	-	$-
Granted	1,032	$1.64
Vested	-	$-
Forfeited	(107)	$1.64
Outstanding at January 2, 2010	925	$1.64

At January 2, 2010, the Company had reserved 7,984,975 shares of common stock for future issuance under its stock incentive plans and assumed stock options, which included 2,273,756 shares that were reserved for the future grant of stock-based awards under these plans, and had reserved 1,233,864 shares of common stock for future issuance under the Purchase Plan.

NOTE 8 DEBT AND LINES OF CREDIT

Long-term convertible notes

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. During 2008 and 2009, the Company extinguished $28.0 million and $20.2 million of these notes, respectively.

During 2009, the Company extinguished $20.2 million of its convertible subordinated notes at a weighted-average price equal to 91.6% of the principal amount of the notes, or $18.7 million. The $0.3 million difference between the fair value of the notes and the carrying value of the notes, which included $1.7 million in deferred debt issuance costs and unamortized debt discount, has been recorded as a gain on extinguishment of debt in the Company’s consolidated statements of operations. In addition, $0.3 million was allocated to the extinguishment of the equity component of such notes.

During 2008, the Company extinguished $28.0 million of its convertible subordinated notes at a weighted-average price equal to 59.9% of the principal amount of the notes, or $16.8 million. The $7.7 million difference between the fair value of the notes and the carrying value of the notes, which included $3.5 million in deferred debt issuance costs and unamortized debt discount, has been recorded as a gain on extinguishment of debt in the Company’s consolidated statements of operations.

Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of January 2, 2010, the conversion value was less than the principal amount of the notes.

During the first quarter of 2009, the Company adopted ASC 470-20, which requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. These provisions have been applied retrospectively upon adoption. In accordance with ASC 470-20, the Company has recorded a debt discount of $27.5 million and a deferred tax liability of $10.6 million and has allocated $0.9 million of issuance costs to the equity component. Such amounts were calculated using an income approach and assumed a non-convertible debt borrowing rate of 6.25%, which is also the effective interest rate used to calculate interest expense. Due to the valuation allowance maintained by the Company against its deferred tax assets, the recording of the deferred tax liability resulted in a reduction to this valuation allowance rather than in a reduction in capital in excess of par value. Upon the adoption of ASC 470-20, the amortization of the debt discount resulted in an increase in non-cash interest expense of $4.2 million and $4.9 million for the Company’s fiscal years 2008 and 2007, respectively. The Company’s consolidated statements of operations for 2008 and 2007 have been retrospectively adjusted compared with previously reported amounts as follows:

	Year Ended
(In thousands)	January 3, 2009	December 29, 2007
Additional non-cash interest expense	$(5,182)	$(4,459)
Reduction in amortization of debt issuance costs	322	269
Reduction in gain on extinguishment of debt:
Reduction in write off of debt issuance costs	62	-
Write off of debt discount	(2,987)	-
Total reduced gain on extinguishment of debt	(2,925)	-
Retrospective change in net income (loss)	$(7,785)	$(4,190)

Change to basic earnings per share	$(0.22)	$(0.11)
Change to diluted earnings per share	$(0.22)	$(0.11)

At January 2, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $118.0 million, net of $8.8 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 3, 2009, the Company had $147.0 million in convertible subordinated notes outstanding with a carrying value of $132.2 million, net of $14.8 million in unamortized debt discount. At January 2, 2010 and January 3, 2009, the carrying value of the equity component was $26.2 million and $26.6 million, respectively, net of $0.9 million of equity issuance costs. At January 2, 2010 and January 3, 2009, debt issuance costs of $1.5 million and $2.6 million, respectively, net of accumulated amortization, were included in other long-term assets in investments and other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Contractual interest	$3,636	$4,281	$3,917
Amortization of debt discount	4,575	5,182	4,459
Interest cost on convertible subordinated notes	$8,211	$9,463	$8,376

Long-term debt

On June 30, 2008, the Company issued 300 million yen ($3.2 million at January 2, 2010) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.

Lines of credit

At January 2, 2010 and January 3, 2009, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2010. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.23% at January 2, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.17% at January 2, 2010) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At January 2, 2010, there were no balances outstanding under this line of credit, with $1.7 million available, after considering outstanding letters of credit totaling $1.3 million.

The two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($11.9 million at January 2, 2010) and expire as follows: $8.7 million on February 28, 2010 (which has subsequently been extended to May 31, 2010) and $3.2 million on May 31, 2010. The $8.7 million line of credit bears interest at the prevailing bank rate and the $3.2 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.2 million line of credit. At January 2, 2010, the Company had $9.7 million outstanding and $2.2 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term obligations in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.0 million at January 2, 2010), have no expiration dates and bear interest at the prevailing bank rate. At January 2, 2010, the Company had $1.3 million outstanding and $4.7 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term obligations in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860.

As of January 2, 2010, the weighted-average interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.4%.

Total long-term debt was as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	$3,246	$3,307
Convertible notes due February 2012, interest at 2.5% payable semi-annually	117,985	132,171
Total long-term debt	$121,231	$135,478

NOTE 9 NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
(In thousands, except per share data)	January 2,	January 3,	December 29,
	2010	2009	2007
Net income (loss)	$(17,406)	$(148,724)	$39,691

Shares:
Weighted average shares outstanding - basic	36,175	36,155	38,479
Dilutive potential common shares, using treasury
stock method	-	-	579
Weighted average shares outstanding - diluted	36,175	36,155	39,058

Net income (loss) per share:
Basic	$(0.48)	$(4.11)	$1.03
Diluted	$(0.48)	$(4.11)	$1.02

For 2009, 2008 and 2007, 2,432,931, 2,614,368 and 849,540 stock options with weighted-average exercise prices of $20.95, $21.19 and $43.57, respectively, were excluded from the computations of diluted net income (loss) per share, as their inclusion would be antidilutive. In addition, for 2009, 2008 and 2007, 1,236,920, 2,075,140 and 1,078,280 restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income (loss) per share, as the performance criteria had not been met. For 2009 and 2008, an additional 749,524 and 79,514 common stock equivalents, respectively, have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

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

Future minimum rental commitments under the terms of these leases at January 2, 2010 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations
Payments Due By Period:
2010	$260	$9,395	$9,655
2011	259	8,220	8,479
2012	215	5,242	5,457
2013	192	4,687	4,879
2014	191	4,159	4,350
Thereafter	643	16,553	17,196

Total minimum payments	1,760	$48,256	$50,016

Less amount representing interest	(370)
Present value of obligation	$1,390

Sale-Leaseback

During 2008, the Company sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. The Company has recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement. The lease of the building expired on December 31, 2009.

Subleases

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at January 2, 2010 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2010	$373
2011	322
2012	19
Total minimum sublease payments	$714

Rental expense, net of sublease income, under all leases totaled $11.2 million, $9.0 million and $8.9 million for 2009, 2008 and 2007, respectively.

Environmental Reserves

The Company’s former Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater contamination, pursuant to which Spectra-Physics is responsible for 30% of the remediation costs.

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at January 2, 2010 and January 3, 2009. In connection with the acquisition, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for certain costs of remediation that are incurred and third party claims that are made prior to July 16, 2014 relating to this site. The Company is unaware of any future expenses associated with this site for which the Company will be liable.

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

NOTE 11 INCOME TAXES

United States and foreign income (loss) before income taxes were as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
United States	$(15,103)	$(122,927)	$16,350
Foreign	(4,270)	2,748	6,112
	$(19,373)	$(120,179)	$22,462

The income tax provision (benefit) based on income (loss) were as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Current:
Federal	$(538)	$(17)	$(116)
State	158	933	637
Foreign	(1,180)	3,105	2,725
	(1,560)	4,021	3,246
Deferred:
Federal	431	21,125	(17,005)
State	(14)	3,567	(2,843)
Foreign	(824)	(168)	(627)
	(407)	24,524	(20,475)
	$(1,967)	$28,545	$(17,229)

The income tax provision (benefit) that was based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Income tax (benefit) provision at statutory rate	$(6,781)	$(42,063)	$7,862
Increase (decrease) in taxes resulting from:
Impairment of goodwill	-	36,576	-
Non-deductible expenses	204	182	382
State tax, net of federal benefit	(284)	2,864	(1,473)
Foreign rate variance	1,084	(1,090)	(150)
Income tax credits	(509)	(178)	(763)
Valuation allowance	1,522	27,067	(23,688)
Increase of tax contingency	2,152	3,160	402
Other, net	645	2,027	199
	$(1,967)	$28,545	$(17,229)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$28,431	$23,336
Accruals and reserves not currently deductible	18,430	19,400
Tax credit carryforwards	16,201	15,638
Capital loss carryforwards	-	630
Foreign deferred tax assets	9,450	9,774
Other basis differences	4,397	6,279
Total gross deferred tax assets	76,909	75,057
Valuation allowance	(60,363)	(53,049)
	16,546	22,008

Deferred tax liabilities:
Intangible assets	7,186	8,854
Property and equipment	5,304	4,968
Convertible debt	3,307	5,374
Other basis differences	199	1,983
Total deferred tax liabilities	15,996	21,179
Net deferred tax assets	$550	$829

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

The Company had previously established a valuation allowance due to the uncertainty as to the timing and ultimate realization of its U.S. deferred tax assets. In the fourth quarter of 2007, the Company recorded a partial release of $19.8 million of this valuation allowance due to the fact that the Company had cumulative pre-tax income for the three years then ended and was projecting pre-tax income for 2008 and 2009. During the fourth quarter of 2008, the Company determined that goodwill and certain purchased intangible assets related to its Lasers Division were impaired and recorded impairment charges of $119.9 million, which resulted in a cumulative three-year loss position as of January 3, 2009. After evaluating this loss position together with other positive and negative facts, the Company determined that it was more likely than not that some portion or all of its net deferred tax assets will not be realized. Therefore, the Company reestablished the $19.8 million valuation allowance that had been previously released in 2007. Furthermore, due to the impairment charges related to its Lasers Division, the Company determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, recorded an additional valuation allowance of $4.6 million in 2008. In the fourth quarter of 2009, after evaluating all positive and negative facts, it was determined that it was more likely than not that the Company would realize the net deferred tax assets applicable to its German subsidiary. Therefore, the Company recorded a release of the valuation allowance associated with that entity of $2.5 million.

At January 2, 2010, the Company had gross federal, state, and foreign net operating loss carryforwards totaling approximately $92.9 million, $36.5 million, and $18.0 million, respectively. Of the $92.9 million and $36.5 million federal and state net operating loss, respectively, $16.2 million relates to tax deductions associated with certain stock compensation, the tax benefit of which will be credited to additional paid in capital when recognized. Federal net operating loss carryforwards begin to expire in 2022 and state net operating loss carryforwards begin to expire in 2010. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely.

At January 2, 2010, the Company had federal and state income tax credit carryforwards of $14.9 million and $7.2 million, respectively. If not previously utilized, the federal carryforwards will begin to expire in 2011. The state carryforwards does not expire.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $16.9 million and $21.1 million at January 2, 2010 and January 3, 2009, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

The Company adopted ASC 740-10-25 as of the beginning of fiscal year 2007. As a result of adoption, the reserve for uncertain tax positions increased by $2.9 million, deferred income tax assets increased by $1.1 million, and stockholders’ equity decreased by $1.8 million.

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

As of January 2, 2010, the Company had $9.5 million of gross unrecognized tax benefits and the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.1 million. Interest and penalties related to unrecognized tax benefits were not significant as of January 2, 2010. The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease by $0.6 million within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Unrecognized tax benefits at beginning of year	$8,608	$6,896	$8,399
Gross increases for tax positions of prior years	2,385	-	262
Gross decreases for tax positions of prior years	(691)	(1,196)	(2,683)
Gross increases for tax positions of current year	815	3,047	1,578
Settlements	(907)	(139)	(660)
Lapse of statute of limitations	(710)	-	-
Unrecognized tax benefits at end of year	$9,500	$8,608	$6,896

The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2006 through current periods
California	2005 through current periods
France	2006 through current periods
Germany	2005 through current periods
Japan	2003 through current periods

However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2001 tax year.

NOTE 12 STOCKHOLDERS’ EQUITY TRANSACTIONS

In 2006, the Board of Directors of the Company approved a share repurchase program, authorizing the Company to purchase up to 4.2 million shares of its common stock. This program replaced the Company’s previous repurchase program. During 2007, the Company repurchased 3.1 million shares of common stock under this program in the open market at an average price of $14.35 per share for a total of $45.1 million. During the first quarter of 2008, the Company repurchased an additional 1.1 million shares of common stock under this program in the open market at an average price of $10.78 per share for a total of $11.4 million, which completed its purchases under this program.

In May 2008, the Board of Directors approved a new share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. During 2008, the Company repurchased 127,472 shares for $1.4 million under this program. As of January 2, 2010, a total of approximately 3.9 million shares remained available for repurchase under the program.

In 2008 and 2007, the Company received and cancelled 5,145 and 118,845 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of restricted stock and restricted stock units issued to them under the Company’s stock incentive plans. The value of these shares totaled $0.1 million and $1.9 million, respectively, at the time they were received.

NOTE 13 FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities, pension assets not owned by plan, short-term obligations and long-term debt. The carrying amount of cash and cash equivalents and short-term obligations approximates fair value due to the short-term maturities of these instruments. The fair value of marketable securities and pension assets not owned by plan were estimated based on quoted market prices. The fair value of the Company's long-term debt was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

The estimated fair values of the Company's financial instruments were as follows:

	January 2, 2010		January 3, 2009
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$87,727	$87,727	$74,874	$74,874
Marketable securities	$54,196	$54,196	$73,546	$73,546
Pension assets not owned by plan	$8,990	$8,990	$8,543	$8,543
Short-term obligations	$11,056	$11,056	$14,089	$14,089
Long-term debt	$121,231	$121,633	$135,478	$117,967

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

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	January 2, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash:
Cash	$38,122	$38,122	$-	$-
Money market funds	4,372	4,372	-	-
Short-term investments	45,233	40	45,193	-
	87,727	42,534	45,193	-

Marketable securities:
U.S. government and agency	13,610	13,610	-	-
Corporate debt securities	5,156	5,156	-	-
Equity securities	20,859	20,859	-	-
Asset-backed securities	6,849	6,849	-	-
Certificates of deposit	7,722	7,722	-	-
	54,196	54,196	-	-
Pension assets not owned by plan	8,990	8,990	-	-
	$150,913	$105,720	$45,193	$-

NOTE 14 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized for the plan totaled $4.1 million, $4.8 million and $4.7 million for 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

The Company has defined benefit pension plans covering substantially all full-time employees in France, Japan, Germany and the United Kingdom. The French and German plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs was based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions were based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

The measurement date for the amounts shown below was as of January 2, 2010, January 3, 2009 and December 29, 2007. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Service cost	$672	$668	$638
Interest cost on projected benefit obligation	705	745	654
Expected return on plan assets	(158)	(373)	(183)
Amortization of net gain	(29)	-	-
	$1,190	$1,040	$1,109

The changes in projected benefit obligation and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans were as follows:

(In thousands)	January 2,	January 3,
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$17,092	$17,450
Service cost	617	599
Interest cost	705	745
Contributions by plan participants	9	11
Actuarial loss (gain)	(750)	176
Benefits paid	(1,162)	(1,666)
Currency translation adjustments	388	(223)
Projected benefit obligation, end of year	16,899	17,092
Change in plan assets:
Fair value of plan assets, beginning of year	4,402	4,769
Company contributions	1,084	1,126
Contributions by plan participants	9	11
Gain on plan assets	39	19
Benefits paid	(843)	(1,400)
Currency translation adjustments	144	(123)
Fair value of plan assets, end of year	4,835	4,402
Funded status	$(12,064)	$(12,690)

Amounts recognized in the balance sheet:
Current portion of pension liabilities	$(1,849)	$(2,038)
Accrued pension liabilities	(10,215)	(10,652)
Total accrued pension liabilities	$(12,064)	$(12,690)

Accumulated other comprehensive income	$(735)	$(58)
Deferred taxes	$186	$(45)

At January 2, 2010, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $16.9 million, $13.7 million and $4.8 million, respectively. At January 3, 2009, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $17.1 million, $13.6 million and $4.4 million, respectively.

At January 2, 2010, the estimated benefit payments for the next 10 years were as follows:

Estimated
(In thousands)	Benefit
Payments
2010	$409
2011	1,326
2012	844
2013	780
2014	807
Thereafter	11,619
$15,785

The Company expects to contribute $1.1 million to the plans during 2010.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	January 2,	January 3,	December 29,
	2010	2009	2007
Discount rate	4.30%	4.90%	4.40%
Rate of increase in salary levels	2.80%	2.90%	2.90%
Expected long-term rate of return on assets	2.50%	3.60%	3.50%

The weighted-average rates used to determine projected benefit obligations at the respective periods were as follows:

	January 2,	January 3,
	2010	2009
Discount rate	4.70%	4.70%
Rate of increase in salary levels	2.70%	2.70%
Expected long-term rate of return on assets	2.50%	3.60%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	January 2, 2010		January 3, 2009
	Amount	Percentage	Amount	Percentage
Cash	$1,592	33%	$956	22%
Bonds	975	20	830	19
Pooled funds of insurance companies	2,268	47	2,616	59
	$4,835	100%	$4,402	100%

In general, the Company’s asset management objectives included maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements. In Japan, assets are invested in pooled funds of insurance companies. The expected long-term rate of return on these assets is 1.5%, which is based on the general yield environment for high quality instruments in Japan. The United Kingdom pension plan invests in a combination of high yield cash accounts and bond funds. The bond funds are split between a fixed interest fund and an index linked fund, which are subject to interest rate risk. The allocation mix is designed to minimize risk while providing liquidity and earning a reasonable rate of return. The expected long-term rate of return on these assets is 4.1%, which is based on Government gilt yields and bank base rates. There are two pension plans in Germany and one in France, in which the related assets are not part of the plan, as discussed below. The Company does not invest in derivative instruments, although the pooled funds it owns may use such instruments in a risk management capacity.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of bond funds is based on quoted prices provided by the fund issuer and the fair value of pooled funds of insurance companies is based on quoted prices provided by the insurance provider. Since the fair values of these assets are based on quoted prices for identical assets, they fall within Level 1 of the fair value hierarchy.

Other Pension-Related Assets

As of January 2, 2010 and January 3, 2009, the Company had assets with aggregate market values of $9.0 million and $8.5 million, respectively, which it has set aside in connection with its French and German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.0%, depending on the contract. The French contracts have an expected rate of return of 2.4%. Because these assets were not assets of the pension plan and could be accessed by the Company, they were not included in the Company’s plan assets shown above. Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

NOTE 15 BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures and markets its products within two distinct business segments, its PPT Division and its Lasers Division.

The PPT Division’s products and systems are sold to end users in a wide range of markets, including the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, opto-mechanical subassemblies and crystals. The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of solar panels, disk drives, and other communications and electronic devices, including microwave, optical, radio frequency and multi-chip modules.

The Lasers Division offers a broad array of laser technology products and services to OEM and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers and gas lasers.

The Company measured operating income (loss) reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, impairment and other charges and gains, interest and other expense, net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended January 2, 2010, January 3, 2009 and December 29, 2007 were as follows:

(In thousands)	PPT	Lasers
	Division	Division	Total
Year ended January 2, 2010
Sales to external customers	$219,645	$147,344	$366,989
Depreciation and amortization	$7,341	$4,422	$11,763
Impairment charges	$360	$-	$360
Loss on disposal of diode laser assets and related costs	$-	$4,355	$4,355
Segment income (loss)	$30,245	$(5,567)	$24,678
Segment assets	$102,065	$211,379	$313,444
Expenditures for long-lived assets	$3,317	$6,605	$9,922

Year ended January 3, 2009
Sales to external customers	$257,800	$187,536	$445,336
Depreciation and amortization	$6,290	$7,270	$13,560
Impairment charges	$-	$119,944	$119,944
Segment income (loss)	$39,665	$(126,313)	$(86,648)
Segment assets	$187,920	$135,618	$323,538
Expenditures for long-lived assets	$7,216	$3,892	$11,108

Year ended December 29, 2007
Sales to external customers	$260,011	$185,186	$445,197
Depreciation and amortization	$6,127	$7,012	$13,139
Segment income	$54,397	$1,445	$55,842
Segment assets	$201,531	$271,504	$473,035
Expenditures for long-lived assets	$5,000	$2,548	$7,548

The following reconciles segment income (loss) to consolidated income (loss) before income taxes:

	Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Segment income (loss)	$24,678	$(86,648)	$55,842
Unallocated operating expenses	(35,916)	(27,088)	(29,327)
Write-down of note receivable and other amounts related
to previously discontinued operations, net of recoveries	101	(7,040)	-
Write-down of minority interest investment	-	(2,890)	-
Gain on extinguishment of debt	328	7,734	-
Gain on sale of building	-	2,504	-
Interest and other expense, net	(8,564)	(6,751)	(4,053)
Consolidated income (loss) before income taxes	$(19,373)	$(120,179)	$22,462

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Depreciation and amortization for reportable segments	$11,763	$13,560	$13,139
Depreciation and amortization for assets held at corporate	8,169	8,322	7,852
Total depreciation and amortization	$19,932	$21,882	$20,991

Assets of reportable segments	$313,444	$323,538	$473,035
Assets held at corporate, primarily cash and cash
equivalents and marketable securities	179,963	201,365	225,288
Total assets	$493,407	$524,903	$698,323

Expenditures for long-lived assets for reportable segments	$9,922	$11,108	$7,548
Expenditures for assets held at corporate	1,211	7,467	11,157
Total expenditures for long-lived assets	$11,133	$18,575	$18,705

Selected financial information for the Company’s operations by geographic area was as follows:

	As of or for the Year Ended
(In thousands)	January 2,	January 3,	December 29,
	2010	2009	2007
Geographic area net sales:
United States	$169,947	$208,736	$223,891
Europe	97,886	114,936	112,695
Pacific Rim	79,770	100,676	80,946
Other	19,386	20,988	27,665
	$366,989	$445,336	$445,197
Geographic area long-lived assets:
United States	$38,099	$45,736	$51,489
Europe	11,027	11,328	8,895
Other	3,775	3,181	1,488
	$52,901	$60,245	$61,872

NOTE 16 WRITE DOWN OF NOTE RECEIVABLE AND OTHER AMOUNTS

In 2005, the Company sold its robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. Such business had been previously classified by the Company as a discontinued operation. Kensington failed to make certain principal, interest and rent payments due under its agreements with the Company. The note was secured by a first-priority security interest in certain Kensington assets. Due to uncertainty regarding collectibility of such amounts, in 2008, the Company wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, the Company has recorded this write-down through continuing operations in its consolidated statements of operations. In 2009, the Company entered into a settlement agreement with Kensington pursuant to which Kensington paid to the Company $0.2 million and transferred to the Company certain assets included in the collateral securing the note. In 2009, the Company recognized $0.1 million as a recovery on the note, net of certain costs.

NOTE 17 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 2, 2010:
Net sales	$89,536	$87,541	$88,317	$101,595
Gross profit	$34,307	$32,103	$35,220	$40,972
Net income (loss)	$(4,818)	$(9,143)	$(3,518)	$73
Basic income (loss) per share (1)	$(0.13)	$(0.25)	$(0.10)	$-
Diluted income (loss) per share (1)	$(0.13)	$(0.25)	$(0.10)	$-

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 3, 2009:
Net sales	$115,243	$117,664	$105,026	$107,403
Gross profit	$46,111	$47,297	$39,602	$37,784
Net income (loss) (2)	$2,489	$(4,028)	$(2,386)	$(144,799)
Basic income (loss) per share (1)	$0.07	$(0.11)	$(0.07)	$(4.02)
Diluted income (loss) per share (1)	$0.07	$(0.11)	$(0.07)	$(4.02)
____________________

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

(2)	During the fourth quarter of 2008, the Company recorded impairment charges of $119.9 million (Note 5), a gain on the extinguishment of convertible subordinated notes of $7.7 million (Note 8) and a gain on the sale of a building under a sale-leaseback agreement of $2.5 million (Note 10).

NEWPORT CORPORATION
Schedule II
Valuation and Qualifying Accounts

		Additions	Additions		Other
	Balance at	Charged to	Charged to		Charges	Balance at
	Beginning	Costs and	Other		Add/Deduct	End of
(In thousands)	of Period	Expenses	Accounts	Write-Offs	(1)	Period
Year Ended January 2, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,642	$1,346	$-	$(54)	$177	$3,111
Reserve for inventory obsolescence	$26,685	$10,298	$-	$(8,034)	$706	$29,655

Year Ended January 3, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,381	$573	$-	$(252)	$(60)	$1,642
Reserve for inventory obsolescence	$23,144	$7,989	$-	$(4,825)	$377	$26,685

Year Ended December 29, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,503	$190	$-	$(397)	$85	$1,381
Reserve for inventory obsolescence	$23,370	$4,501	$-	$(5,251)	$524	$23,144
____________________

(1)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with ASC 830, Foreign Currency Matters and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006).

3.2	Restated Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.5*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.7*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

Exhibit
Number	Description of Exhibit
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

10.13*
Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*
Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*
Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.16*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17*
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

10.19*
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

Exhibit
Number	Description of Exhibit
10.21	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.22	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.23	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.24	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated March 31, 2009 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.
____________________

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.