Form 10-Q
period 2010-04-03
NEWPORT CORP
filed 2010-05-13
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-01649
_________________

NEWPORT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	94-0849175
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1791 Deere Avenue, Irvine, California 92606
(Address of principal executive offices) (Zip Code)

(949) 863-3144
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________

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

Yes ☐ No ☒

As of May 1, 2010, 36,677,947 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

INDEX

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Statements of Operations for the Three Months Ended
	April 3, 2010 and April 4, 2009	3

	Consolidated Balance Sheets as of April 3, 2010 and January 2, 2010	4

	Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2010 and
	April 4, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net sales	$107,150	$89,536
Cost of sales	64,112	55,229
Gross profit	43,038	34,307

Selling, general and administrative expenses	26,098	27,487
Research and development expense	9,471	9,355
Operating income (loss)	7,469	(2,535)

Interest and other expense, net	(1,837)	(2,119)
Income (loss) before income taxes	5,632	(4,654)

Income tax provision	578	164
Net income (loss)	$5,054	$(4,818)

Net income (loss) per share:
Basic	$0.14	$(0.13)
Diluted	$0.14	$(0.13)

Shares used in per share calculations:
Basic	36,372	36,066
Diluted	37,261	36,066

See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$86,672	$87,727
Marketable securities	51,847	54,196
Accounts receivable, net of allowance for doubtful accounts of $3,241
and $3,111 as of April 3, 2010 and January 2, 2010, respectively	72,634	72,553
Notes receivable	2,788	2,264
Inventories	88,405	89,908
Deferred income taxes	4,774	4,835
Prepaid expenses and other current assets	11,588	13,963
Total current assets	318,708	325,446

Property and equipment, net	51,212	52,901
Goodwill	69,932	69,932
Deferred income taxes	4,017	4,437
Intangible assets, net	27,334	28,166
Other assets	14,930	12,525
	$486,133	$493,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,758	$11,056
Accounts payable	25,814	24,312
Accrued payroll and related expenses	16,996	22,231
Accrued expenses and other current liabilities	29,180	31,337
Total current liabilities	80,748	88,936

Long-term debt, net	122,157	121,231
Obligations under capital leases, less current portion	1,124	1,231
Accrued pension liabilities	11,303	10,215
Deferred income taxes and other liabilities	16,244	17,158

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized;
36,673,130 and 36,315,834 shares issued and outstanding as of
April 3, 2010 and January 2, 2010, respectively	4,280	4,238
Capital in excess of par value	409,289	409,773
Accumulated other comprehensive income	5,688	10,379
Accumulated deficit	(164,700)	(169,754)
Total stockholders’ equity	254,557	254,636
	$486,133	$493,407

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,054	$(4,818)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,630	5,331
Amortization of discount on convertible subordinated notes	1,002	1,129
Provision for losses on inventories	1,164	1,833
Stock-based compensation expense	653	449
Provision for doubtful accounts	206	69
Deferred income taxes	7	(568)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(2,222)	11,758
Inventories	(1,406)	(7,462)
Prepaid expenses and other assets	(608)	151
Accounts payable	3,351	(1,062)
Accrued payroll and related expenses	(4,979)	(5,767)
Accrued expenses and other liabilities	46	(3,135)
Other long-term liabilities	(903)	216
Net cash provided by (used in) operating activities	5,995	(1,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,482)	(1,224)
Purchase of marketable securities	(6,806)	(5,082)
Proceeds from the sale of marketable securities	7,763	12,826
Net cash (used in) provided by investing activities	(2,525)	6,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(41)	(30)
Proceeds from short term borrowings	2,221	9,336
Repayment of short term borrowings	(4,348)	(12,515)
Proceeds from the issuance of common stock under employee plans	248	212
Tax withholding payment related to net share settlement of equity awards	(1,343)	-
Net cash used in financing activities	(3,263)	(2,997)
Impact of foreign exchange rate changes on cash balances	(1,262)	(589)
Net increase (decrease) in cash and cash equivalents	(1,055)	1,058
Cash and cash equivalents at beginning of period	87,727	74,874
Cash and cash equivalents at end of period	$86,672	$75,932

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,679	$1,937
Income taxes (refunds), net	$(35)	$1,056
Property and equipment accrued in accounts payable	$47	$-

See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending January 1, 2011. The January 2, 2010 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010.

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in Accounting Standards Codification (ASC) 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that ASU No. 2009-13 will have on its financial position and results of operations.

NOTE 3 MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at April 3, 2010 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses
Equity securities	$25,161	$114	$-
U.S. government and agency debt securities	12,214	285	-
Certificates of deposit	7,187	-	-
Asset-backed securities	5,133	121	-
Corporate debt securities	2,152	2	-
	$51,847	$522	$-

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 2, 2010 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses
Equity securities	$20,859	$450	$-
U.S. government and agency debt securities	13,610	300	-
Certificates of deposit	7,722	2	-
Asset-backed securities	6,849	172	(3)
Corporate debt securities	5,156	4	-
	$54,196	$928	$(3)

Marketable Securities In Cumulative
Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Loss	Fair Value	Loss
Asset-backed securities	-	-	475	(3)

The contractual maturities of debt securities, asset-backed securities and certificates of deposit were as follows:

(In thousands)	April 3,
2010
0 – 1 Year	$19,906
1 – 2 Years	223
2 – 3 Years	3,274
3 – 5 Years	1,282
5 – 10 Years	-
More than 10 years	2,001
$26,686

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Gross realized gains	$14	$2
Gross realized losses	-	-
	$14	$2

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

NOTE 4 FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities, pension assets not owned by plan, short-term borrowings and long-term debt. The carrying amount of cash and cash equivalents and short-term borrowings approximates fair value due to the short-term maturities of these instruments. The fair values of marketable securities and pension assets not owned by plan were estimated based on quoted market prices. The fair value of the Company's long-term debt was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

The estimated fair values of the Company's financial instruments were as follows:

	April 3, 2010		January 2, 2010
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$86,672	$86,672	$87,727	$87,727
Marketable securities	$51,847	$51,847	$54,196	$54,196
Pension assets not owned by plan	$8,688	$8,688	$8,990	$8,990
Short-term borrowings	$8,758	$8,758	$11,056	$11,056
Long-term debt	$122,157	$123,267	$121,231	$121,633

ASC 820-10, Fair Value Measurements and Disclosures requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	April 3, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash:
Cash	$30,237	$30,237	$-	$-
Money market funds	4,373	4,373	-	-
Short-term investments	52,062	34	52,028	-
	86,672	34,644	52,028	-
Marketable securities:
Equity securities	$25,161	$25,161	$-	$-
U.S. government and agency	12,214	12,214	-	-
Certificates of deposit	7,187	-	7,187	-
Asset-backed securities	5,133	5,133	-	-
Corporate debt securities	2,152	2,152	-	-
	51,847	44,660	7,187	-
Pension assets not owned by plan	8,688	8,688	-	-
	$147,207	$87,992	$59,215	$-

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

NOTE 5 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories were as follows:

(In thousands)	April 3,	January 2,
	2010	2010
Raw materials and purchased parts	$73,868	$76,636
Work in process	9,944	8,346
Finished goods	34,176	34,581
	117,988	119,563
Allowance for excess and obsolete inventory	(29,583)	(29,655)
	$88,405	$89,908

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

The activity in accrued warranty obligations was as follows:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Balance at beginning of year	$3,898	$5,978
Additions charged to cost of sales	1,053	1,411
Warranty claims	(1,254)	(1,951)
Balance at end of period	$3,697	$5,438

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	April 3,	January 2,
	2010	2010
Deferred revenue	$14,126	$15,188
Accrued warranty obligations	3,697	3,898
Other	11,357	12,251
	$29,180	$31,337

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	April 3,	January 2,
	2010	2010
Cumulative foreign currency translation gains	$4,650	$9,278
Unrecognized net pension losses	(514)	(549)
Unrealized gains on marketable securities	1,552	1,650
	$5,688	$10,379

NOTE 6 INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	April 3,	January 2,
	2010	2010
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $4,305 and
$4,060 as of April 3, 2010 and January 2, 2010, respectively	$5,495	$5,740
Customer relationships, net of accumulated amortization of $11,176 and
$10,674 as of April 3, 2010 and January 2, 2010, respectively	8,924	9,426
Other, net of accumulated amortization of $255 and $170 as of April 3, 2010
and January 2, 2010, respectively	415	500
	14,834	15,666
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	12,500
Intangible assets, net	$27,334	$28,166

Amortization expense related to intangible assets totaled $0.8 million and $0.7 million for the three months ended April 3, 2010 and April 4, 2009, respectively. Developed technology and customer relationships are amortized over 10 years. Other intangible assets include acquired backlog, which is amortized over one year, and in-process research and development, which will not be amortized until the technology is completed.

Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated
Aggregate
(In thousands)	Amortization
Expense
2010 (remaining)	$2,328
2011	2,990
2012	2,990
2013	2,990
2014	1,766
Thereafter	1,440
$14,504

The Company has excluded $330,000 of amortization expense related to in-process research and development from the table above, as it is uncertain when the technology will be completed and when the amortization will begin.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

NOTE 7 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Interest and dividend income	$273	$615
Interest expense	(2,068)	(2,356)
Bank and portfolio asset management fees	(176)	(147)
Other income (expense), net	134	(231)
	$(1,837)	$(2,119)

NOTE 8 STOCK-BASED COMPENSATION

During the three months ended April 3, 2010, the Company granted 0.4 million restricted stock units and 0.3 million stock appreciation rights with weighted-average grant date fair values of $12.47 and $5.45, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Cost of sales	$37	$26
Selling, general and administrative expenses	521	378
Research and development expense	95	45
	$653	$449

At April 3, 2010, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $8.1 million (net of estimated forfeitures of $3.1 million). This amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will be met. This future compensation expense will be amortized over a weighted-average period of 1.7 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved. At April 3, 2010, there were 0.6 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $9.85 per share that were not expected to vest.

At April 3, 2010, 2.2 million stock options with a weighted-average exercise price of $21.67 per share, intrinsic value of $0.8 million and remaining contractual term of 2.9 years were vested or expected to vest and were exercisable. At April 3, 2010, 1.0 million stock appreciation rights with a weighted-average base value of $6.28 per share, intrinsic value of $6.1 million and remaining contractual term of 6.2 years were vested or expected to vest, and 0.3 million stock appreciation rights with a weighted-average base value of $4.18 per share, intrinsic value of $2.5 million and remaining contractual term of 6.0 years were exercisable.

NOTE 9 DEBT AND LINES OF CREDIT

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. During the fourth quarter of 2008, the Company extinguished $28.0 million of these notes and during the fourth quarter of 2009, the Company extinguished $20.2 million of these notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

Holders may convert their notes into shares of the Company’s common stock based on a conversion rate of 41.5861 shares per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of April 3, 2010, the conversion value was less than the principal amount of the notes.

At April 3, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $119.0 million, net of $7.8 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 2, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $118.0 million, net of $8.8 million in unamortized debt discount. At April 3, 2010 and January 2, 2010, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At April 3, 2010 and January 2, 2010, debt issuance costs of $1.4 million and $1.5 million, respectively, net of accumulated amortization, were included in long-term assets in other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Contractual interest	$792	$919
Amortization of debt discount	1,002	1,129
Interest cost on convertible subordinated notes	$1,794	$2,048

During June 2008, the Company issued 300 million yen ($3.2 million at April 3, 2010) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.

At April 3, 2010, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires December 1, 2010. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.25% at April 3, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.22% at April 3, 2010) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At April 3, 2010, there were no balances outstanding under this line of credit, with $1.7 million available, after considering outstanding letters of credit totaling $1.3 million.

The two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($11.6 million at April 3, 2010) and expire on May 31, 2010. The $8.4 million line of credit bears interest at the prevailing bank rate and the $3.2 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.2 million line of credit. At April 3, 2010, the Company had $7.3 million outstanding and $4.3 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($5.8 million at April 3, 2010), have no expiration dates and bear interest at the prevailing bank rate. At April 3, 2010, the Company had $1.5 million outstanding and $4.3 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing - Secured Borrowing and Collateral.

As of April 3, 2010, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.5%.

Total long-term debt was as follows:

(In thousands)	April 3,	January 2,
	2010	2010
Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	$3,170	$3,246
Convertible notes due February 2012, interest at 2.5% payable semi-annually	118,987	117,985
Total long-term debt	$122,157	$121,231

NOTE 10 NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Net income (loss)	$5,054	$(4,818)
Shares:
Weighted average shares outstanding - basic	36,372	36,066
Dilutive potential common shares, using treasury stock method	889	-
Weighted average shares outstanding - diluted	37,261	36,066

Net income (loss) per share:
Basic	$0.14	$(0.13)
Diluted	$0.14	$(0.13)

For the three months ended April 3, 2010 and April 4, 2009, 2.1 million and 2.6 million stock options, respectively, were excluded from the computations of diluted net income (loss) per share, as their exercise prices exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. In addition, for the three months ended April 3, 2010 and April 4, 2009, 1.3 million and 4.1 million performance-based awards, respectively, were excluded from the computations of diluted net income (loss) per share, as the performance criteria for their vesting had not been met as of the end of such periods.

NOTE 11 INCOME TAXES

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of April 3, 2010, the Company’s valuation allowance was $61.3 million.

NOTE 12 COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Net income (loss)	$5,054	$(4,818)
Foreign currency translation losses	(4,628)	(2,348)
Unrecognized net pension gains (losses)	35	(8)
Unrealized gains (losses) on marketable securities	(98)	707
	$363	$(6,467)

NOTE 13 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first quarter of 2010. As of April 3, 2010, 3.9 million shares remained available for purchase under the program.

In March 2010, the Company cancelled 0.1 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans. The value of these restricted stock units totaled $1.3 million at the time they were cancelled.

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
April 3, 2010

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Service cost	$157	$145
Interest cost on benefit obligations	180	149
Expected return on plan assets	(39)	(29)
Amortization of actuarial net gain (loss)	2	(7)
	$300	$258

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

The Company measured income (loss) reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, interest and other expense, net, and income taxes.

	Photonics and
	Precision
(In thousands)	Technologies	Lasers	Total
Three months ended April 3, 2010:
Sales to external customers	$63,170	$43,980	$107,150
Segment income	$10,651	$2,020	$12,671

Three months ended April 4, 2009:
Sales to external customers	$52,311	$37,225	$89,536
Segment income (loss)	$6,977	$(1,462)	$5,515

The following table reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Segment income	$12,671	$5,515
Unallocated operating expenses	(5,202)	(8,050)
Interest and other expense, net	(1,837)	(2,119)
	$5,632	$(4,654)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 2, 2010 previously filed with the SEC. This discussion contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended January 2, 2010. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a global supplier of advanced technology products and systems, including lasers, photonics instrumentation, sub-micron positioning systems, vibration isolation products, optical components and subsystems and advanced automated manufacturing systems. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial manufacturing. We operate within two distinct business segments, our Lasers Division and our Photonics and Precision Technologies (PPT) Division. Both of our divisions offer a broad array of products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications and markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

Stock-Based Compensation

During the three months ended April 3, 2010, we granted 0.4 million restricted stock units and 0.3 million stock appreciation rights with weighted-average grant date fair values of $12.47 and $5.45, respectively.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	April 3,	April 4,
	2010	2009
Cost of sales	$37	$26
Selling, general and administrative expenses	521	378
Research and development expense	95	45
	$653	$449

Results of Operations for the Three Months Ended April 3, 2010 and April 4, 2009

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 3,	April 4,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	59.8	61.7
Gross profit	40.2	38.3

Selling, general and administrative expenses	24.4	30.7
Research and development expense	8.8	10.4
Operating income (loss)	7.0	(2.8)

Interest and other expense, net	(1.7)	(2.4)
Income (loss) before income taxes	5.3	(5.2)

Income tax provision	0.6	0.2
Net income (loss)	4.7%	(5.4)%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended April 3, 2010 increased by $17.6 million, or 19.7%, compared with the corresponding period in 2009. For the three months ended April 3, 2010, net sales by our Lasers Division increased $6.7 million, or 18.1%, and net sales by our PPT Division increased $10.9 million, or 20.8%, compared with the prior year period. We experienced increases in net sales during the first quarter of 2010 compared with the first quarter of 2009 in all of our end markets, except for our life and health sciences market. These increases resulted primarily from improved worldwide macroeconomic conditions across our end markets, particularly a rebound in the semiconductor equipment industry, and the addition of the New Focus business, which we acquired at the end of the second quarter of 2009. These increases were offset in part by sales from our diode laser operations during the first quarter of 2009 that did not recur in the current year period, as we divested these operations at the end of the second quarter of 2009. Such sales were primarily associated with customers in our life and health sciences market.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended April 3, 2010 increased $3.6 million, or 9.9%, compared with the same period in 2009. The increase in sales to these markets during the three months ended April 3, 2010 compared with the same period in 2009 was due primarily to the addition of the New Focus business, and an improvement in macroeconomic conditions in these markets. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended April 3, 2010 increased $9.5 million, or 51.2%, compared with the same period in 2009. This increase was due primarily to a significant increase in sales to customers in the semiconductor equipment industry as a result of a rebound in that industry, which has historically been very cyclical, and to the addition of the New Focus business. This increase was offset in part by a decrease in sales of products and systems for photovoltaic applications.

Net sales to the life and health sciences market for the three months ended April 3, 2010 decreased $0.1 million, or 0.4%, compared with the same period in 2009. The decrease in sales to this market for the three months ended April 3, 2010 compared with the same period in 2009 was due primarily to sales of products from our diode laser operations in the 2009 period that did not recur in the 2010 period, as we divested these operations at the end of the second quarter of 2009, offset in part by higher sales of products for bioimaging applications.

Net sales to our industrial manufacturing and other end markets for the three months ended April 3, 2010 increased $4.5 million, or 34.4%, compared with the same period in 2009. The increase in sales to this market during the three months ended April 3, 2010 compared with the same period in 2009 was due primarily to improved macroeconomic conditions.

Geographically, net sales were as follows:

	Three Months Ended			Percentage
(In thousands)	April 3,	April 4,	Increase	Increase
	2010	2009	(Decrease)	(Decrease)
United States	$46,471	$36,990	$9,481	25.6%
Europe	24,055	23,433	622	2.7
Pacific Rim	31,615	23,035	8,580	37.2
Other	5,009	6,078	(1,069)	(17.6)
	$107,150	$89,536	$17,614	19.7%

The increase in sales to customers in the United States, Europe and Pacific Rim during the three months ended April 3, 2010 compared with the corresponding period in 2009 was due primarily to the recovery in the semiconductor equipment industry as well as the improved overall macroeconomic conditions. The decrease in sales to customers in the other areas of the world was due primarily to lower sales to customers in Canada, primarily in our research and life and health sciences end markets.

Gross Margin

Gross margin was 40.2% and 38.3% for the three months ended April 3, 2010 and April 4, 2009, respectively. The increase in gross margin in the current year period was due primarily to the positive impact of our asset exchange with Oclaro, Inc., which we completed at the end of the second quarter of 2009, improved absorption of manufacturing overhead resulting from our higher sales level and the positive impact of our cost reduction initiatives. These increases were offset in part by a higher proportion of sales of lower margin products by our Lasers Division during the first quarter of 2010 compared with the prior year period and the negative impact of the strengthening U.S. dollar versus the euro.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $26.1 million, or 24.4% of net sales, and $27.5 million, or 30.7% of net sales, for the three months ended April 3, 2010 and April 4, 2009, respectively. The decrease in SG&A expenses in the current year period was due primarily to decreased rent and utilities expenses and salary costs, offset in part by increased incentive compensation costs and commissions.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $9.5 million, or 8.8% of net sales, and $9.4 million, or 10.4% of net sales, for the three months ended April 3, 2010 and April 4, 2009, respectively. The increase in R&D expense in absolute dollars in the current year period was due primarily to the addition of R&D expense related to the New Focus business, for which there was no corresponding expense in the prior year period, offset in part by the elimination of R&D expense related to our diode laser operations as a result of our divestiture of such operations, as well as other headcount reductions.

We believe that the continued development and advancement of our products and technologies is critical to our success, and we intend to continue to invest in R&D initiatives, while working to ensure that our efforts are focused and the resources are deployed efficiently. In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period. Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to changes in net sales.

Interest and Other Expense, Net

Interest and other expense, net totaled $1.8 million and $2.1 million for the three months ended April 3, 2010 and April 4, 2009, respectively. The decrease in interest and other expense, net in the current year period compared with the 2009 period resulted primarily from a decrease in interest expense due to the extinguishment of $20.2 million of our convertible subordinated notes in the fourth quarter of 2009 and to foreign currency gains, offset in part by a decrease in interest income earned due to lower interest rates during the current year period.

Income Taxes

Our effective tax rate for the three months ended April 3, 2010 and April 4, 2009 was 10.3% and (3.5)%, respectively. Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate and interim period tax. We are also required to record the tax impact of certain unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings compared with annual projections.

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

As of April 3, 2010, our valuation allowance was $61.3 million. We will continue to monitor our actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances decreased to a total of $138.5 million as of April 3, 2010 from $141.9 million as of January 2, 2010. This decrease was attributable primarily to capital expenditures, net repayments of short-term borrowings, and payments made in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans, offset in part by cash generated from our operations.

Net cash provided by our operating activities of $6.0 million for the three months ended April 3, 2010 was attributable primarily to cash provided by our operations and $3.4 million related to the timing of trade payables, offset in part by a decrease of $5.0 million in accrued payroll and related expenses due to the payment of incentive compensation, an increase of $2.2 million in accounts receivable due to increased balances in Japan and an increase in gross inventory of $1.4 million. During the first quarter of 2010, while we used cash for gross inventory purchases, our net inventory actually decreased by $1.5 million primarily as a result of $1.2 million in charges related to excess and obsolete inventory, a $1.2 million impact from foreign currency translation, and $0.5 million in amortization of demonstration equipment.

Net cash used in investing activities of $2.5 million for the three months ended April 3, 2010 was attributable to purchases of property and equipment of $3.5 million, offset in part by net sales of marketable securities of $1.0 million.

Net cash used in financing activities of $3.3 million for the three months ended April 3, 2010 was attributable primarily to the net repayment of short-term borrowings of $2.1 million and payments of $1.3 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans.

During June 2008, we issued 300 million yen ($3.2 million at April 3, 2010) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in long-term debt in the accompanying consolidated balance sheets.

At April 3, 2010, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2010. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.25% at April 3, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.22% at April 3, 2010) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At April 3, 2010, there were no balances outstanding under this line of credit, with $1.7 million available, after considering outstanding letters of credit totaling $1.3 million.

Our two revolving lines of credit with Japanese banks totaled 1.1 billion yen ($11.6 million at April 3, 2010) and expire on May 31, 2010. The $8.4 million line of credit bears interest at the prevailing bank rate and the $3.2 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.2 million line of credit. At April 3, 2010, we had $7.3 million outstanding and $4.3 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term borrowings in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($5.8 million at April 3, 2010), have no expiration dates and bear interest at the bank’s prevailing rate. At April 3, 2010, we had $1.5 million outstanding and $4.3 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets. As of April 3, 2010, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.5%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during 2010. As of April 3, 2010, 3.9 million shares remained available for purchase under the program.

During the remainder of 2010, we expect to use $5 million to $8 million of cash for capital expenditures.

We believe our current working capital position, together with our expected future cash flows from operations, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended January 2, 2010, and there can be no assurance that we will not require additional funding in the future.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. In the current uncertain global macroeconomic climate, we believe it may be difficult to obtain additional financing if needed. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact that ASU No. 2009-13 will have on our financial position and results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in our current net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three months ended April 3, 2010. There were no forward exchange contracts outstanding at April 3, 2010.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three months ended April 3, 2010. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.2 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $138.5 million at April 3, 2010, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $8.7 million at April 3, 2010, are sensitive to interest rates and economic conditions in Europe. We estimate that a 10% change in the interest rate earned on our investments or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three months ended April 3, 2010.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended January 2, 2010 contains a full discussion of the risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K.

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

Dated: May 13, 2010	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
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