Form 10-Q
period 2010-07-03
NEWPORT CORP
filed 2010-08-11
CIK 225263

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_________________

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Yes ☐ No ☒

As of July 31, 2010, 36,717,074 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

INDEX

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Statements of Operations for the Three and Six Months Ended
	July 3, 2010 and July 4, 2009	3

	Consolidated Balance Sheets as of July 3, 2010 and January 2, 2010	4

	Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2010 and July 4, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     NEWPORT CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	$114,600	$87,541	$221,750	$177,077
Cost of sales	64,907	55,438	129,019	110,667
Gross profit	49,693	32,103	92,731	66,410

Selling, general and administrative expenses	28,308	26,711	54,406	54,198
Research and development expense	9,390	9,010	18,861	18,365
Loss on sale of assets and related costs	811	4,070	811	4,070
Operating income (loss)	11,184	(7,688)	18,653	(10,223)

Interest and other expense, net	(2,005)	(2,204)	(3,842)	(4,323)
Income (loss) before income taxes	9,179	(9,892)	14,811	(14,546)

Income tax provision (benefit)	900	(749)	1,478	(585)
Net income (loss)	$8,279	$(9,143)	$13,333	$(13,961)

Net income (loss) per share:
Basic	$0.23	$(0.25)	$0.36	$(0.39)
Diluted	$0.22	$(0.25)	$0.36	$(0.39)

Shares used in per share calculations:
Basic	36,691	36,170	36,529	36,119
Diluted	37,586	36,170	37,504	36,119

See accompanying notes.

NEWPORT CORPORATION
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	July 3,	January 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$81,271	$87,727
Marketable securities	71,144	54,196
Accounts receivable, net of allowance for doubtful accounts of $2,864
and $3,111 as of July 3, 2010 and January 2, 2010, respectively	75,010	72,553
Notes receivable	1,988	2,264
Inventories	90,109	89,908
Assets held for sale	2,724	-
Deferred income taxes	4,913	4,835
Prepaid expenses and other current assets	11,242	13,963
Total current assets	338,401	325,446

Property and equipment, net	47,885	52,901
Goodwill	69,932	69,932
Deferred income taxes	3,528	4,437
Intangible assets, net	26,501	28,166
Other assets	13,289	12,525
	$499,536	$493,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11,767	$11,056
Accounts payable	26,735	24,312
Accrued payroll and related expenses	22,645	22,231
Liabilities to be disposed of by sale	464	-
Accrued expenses and other current liabilities	29,518	31,337
Total current liabilities	91,129	88,936

Long-term debt, net	119,997	121,231
Obligations under capital leases, less current portion	1,012	1,231
Accrued pension liabilities	11,311	10,215
Deferred income taxes and other liabilities	15,722	17,158

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized;
36,714,809 and 36,315,834 shares issued and outstanding as of
July 3, 2010 and January 2, 2010, respectively	4,284	4,238
Capital in excess of par value	410,503	409,773
Accumulated other comprehensive income	1,999	10,379
Accumulated deficit	(156,421)	(169,754)
Total stockholders’ equity	260,365	254,636
	$499,536	$493,407

See accompanying notes.

NEWPORT CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,333	$(13,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,279	10,256
Amortization of discount on convertible subordinated notes	2,012	2,268
Provision for losses on inventories	2,177	5,662
Stock-based compensation expense	1,650	1,081
Provision for doubtful accounts	190	511
Loss on sale of assets	722	3,480
Loss on disposal of property and equipment	19	1
Deferred income taxes	(35)	(567)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(4,573)	17,508
Inventories	(6,337)	(6,558)
Prepaid expenses and other assets	796	(1,430)
Accounts payable	4,868	(5,958)
Accrued payroll and related expenses	1,025	(3,425)
Accrued expenses and other liabilities	855	51
Other long-term liabilities	(1,201)	833
Net cash provided by operating activities	24,780	9,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,951)	(2,209)
Business acquisition	-	(3,000)
Purchase of marketable securities	(38,747)	(5,840)
Proceeds from the sale of marketable securities	18,739	18,223
Net cash (used in) provided by investing activities	(24,959)	7,174

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(79)	(54)
Proceeds from short term borrowings	3,437	15,170
Repayment of short term borrowings	(6,599)	(20,235)
Proceeds from the issuance of common stock under employee plans	469	381
Tax withholding payment related to net share settlement of equity awards	(1,343)	-
Net cash used in financing activities	(4,115)	(4,738)
Impact of foreign exchange rate changes on cash balances	(2,162)	221
Net increase (decrease) in cash and cash equivalents	(6,456)	12,409
Cash and cash equivalents at beginning of period	87,727	74,874
Cash and cash equivalents at end of period	$81,271	$87,283

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,771	$2,015
Income taxes (refunds), net	$(416)	$1,210
Property and equipment accrued in accounts payable	$38	$-

See accompanying notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in Accounting Standards Codification (ASC) 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into during fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that ASU No. 2009-13 will have on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it is appropriate to utilize the milestone method of revenue recognition in research and development arrangements. In addition, this ASU requires new disclosures for companies that have research and development arrangements that are accounted for using the milestone method. ASU No. 2010-17 will be effective on a prospective basis for milestones achieved during interim and annual periods beginning on or after June 15, 2010 and early adoption is permitted. The Company’s adoption of ASU No. 2010-17 is not expected to have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

NOTE 3 MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at July 3, 2010 were as follows:

		Aggregate Amount of
(In thousands)	Aggregate	Unrealized
	Fair Value	Gains	Losses
Equity securities	$22,909	$121	$-
U.S. government and agency debt securities	9,724	236	-
Certificates of deposit	6,551	-	-
Corporate debt securities	31,960	-	(3)
	$71,144	$357	$(3)

Marketable Securities In Cumulative
Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate	Unrealized	Aggregate	Unrealized
	Fair Value	Loss	Fair Value	Loss
Corporate debt securities	$22,465	$(3)	$-	$-

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

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

The contractual maturities of debt securities, asset-backed securities and certificates of deposit were as follows:

(In thousands)	July 3,
2010
0 – 1 Year	$45,510
1 – 2 Years	-
2 – 3 Years	-
3 – 5 Years	1,006
5 – 10 Years	-
More than 10 years	1,719
$48,235

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Gross realized gains	$98	$2	$112	$4
Gross realized losses	-	(1)	-	(1)
	$98	$1	$112	$3

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

The estimated fair values of the Company's financial instruments were as follows:

	July 3, 2010		January 2, 2010
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$81,271	$81,271	$87,727	$87,727
Marketable securities	$71,144	$71,144	$54,196	$54,196
Pension assets not owned by plan	$8,047	$8,047	$8,990	$8,990
Short-term borrowings	$11,767	$11,767	$11,056	$11,056
Long-term debt	$119,997	$121,160	$121,231	$121,633

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

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

(In thousands)		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	July 3, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Cash	$46,288	$46,288	$-	$-
Money market funds	4,374	4,374	-	-
Short-term investments	30,609	22	30,587	-
	81,271	50,684	30,587	-
Marketable securities:
Equity securities	$22,909	$22,909	$-	$-
U.S. government and agency	9,724	9,724	-	-
Certificates of deposit	6,551	-	6,551	-
Corporate debt securities	31,960	751	31,209	-
	71,144	33,384	37,760	-
Pension assets not owned by plan	8,047	8,047	-	-
	$160,462	$92,115	$68,347	$-

NOTE 5 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories were as follows:

(In thousands)	July 3,	January 2,
	2010	2010
Raw materials and purchased parts	$73,077	$76,636
Work in process	10,027	8,346
Finished goods	33,893	34,581
	116,997	119,563
Provision for excess and obsolete inventory	(26,888)	(29,655)
	$90,109	$89,908

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. Accrued warranty obligations are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

The activity in accrued warranty obligations was as follows:

	Six Months Ended
(In thousands)	July 3,	July 4,
	2010	2009
Balance at beginning of year	$3,898	$5,978
Additions charged to cost of sales	2,131	2,424
Warranty claims	(2,607)	(3,504)
Balance at end of period	$3,422	$4,898

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	July 3,	January 2,
	2010	2010
Deferred revenue	$13,795	$15,188
Accrued warranty obligations	3,422	3,898
Other	12,301	12,251
	$29,518	$31,337

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	July 3,	January 2,
	2010	2010
Cumulative foreign currency translation gains	$776	$9,278
Unrecognized net pension losses	(30)	(549)
Unrealized gains on marketable securities	1,253	1,650
	$1,999	$10,379

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

NOTE 6 INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	July 3,	January 2,
	2010	2010
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $4,550 and
$4,060 as of July 3, 2010 and January 2, 2010, respectively	$5,580	$5,740
Customer relationships, net of accumulated amortization of $11,679 and
$10,674 as of July 3, 2010 and January 2, 2010, respectively	8,421	9,426
Other, net of accumulated amortization of $340 and $170 as of July 3,
2010 and January 2, 2010, respectively	-	500
	14,001	15,666
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	12,500
Intangible assets, net	$26,501	$28,166

Amortization expense related to intangible assets totaled $0.8 million and $1.7 million for the three and six months ended July 3, 2010, respectively, and $0.7 million and $1.3 million for the three and six months ended July 4, 2009, respectively. Developed technology and customer relationships are amortized over 10 years. Other intangible assets includes acquired backlog, which is amortized over one year.

Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated
Aggregate
(In thousands)	Amortization
Expense
2010 (remaining)	$1,512
2011	3,023
2012	3,023
2013	3,023
2014	1,799
Thereafter	1,621
$14,001

NOTE 7 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Interest and dividend income	$233	$456	$507	$1,071
Interest expense	(2,070)	(2,410)	(4,138)	(4,770)
Bank and portfolio asset management fees	(187)	(178)	(363)	(325)
Other income (expense), net	19	(72)	152	(299)
	$(2,005)	$(2,204)	$(3,842)	$(4,323)

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

NOTE 8 STOCK-BASED COMPENSATION

During the six months ended July 3, 2010, the Company granted 0.4 million restricted stock units and 0.3 million stock-settled stock appreciation rights with weighted-average grant date fair values of $12.47 and $5.45, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Cost of sales	$85	$33	$122	$59
Selling, general and administrative expenses	807	534	1,328	912
Research and development expense	105	65	200	110
	$997	$632	$1,650	$1,081

At July 3, 2010, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $7.1 million (net of estimated forfeitures of $2.5 million). This amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will be met. This future compensation expense will be amortized over a weighted-average period of 1.5 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved. At July 3, 2010, there were 0.6 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $9.84 per share that were not expected to vest.

At July 3, 2010, 2.2 million stock options with a weighted-average exercise price of $21.60 per share, intrinsic value of $0 and remaining contractual term of 2.7 years were vested or expected to vest and were exercisable. At July 3, 2010, 1.0 million stock-settled stock appreciation rights with a weighted-average base value of $6.33 per share, intrinsic value of $3.0 million and remaining contractual term of 6.0 years were vested or expected to vest, and 0.3 million stock-settled stock appreciation rights with a weighted-average base value of $4.18 per share, intrinsic value of $1.2 million and remaining contractual term of 5.7 years were exercisable.

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

Holders may convert their notes into shares of the Company’s common stock based on a conversion rate of 41.5861 shares per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of July 3, 2010, the conversion value was less than the principal amount of the notes.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

At July 3, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $120.0 million, net of $6.8 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 2, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $118.0 million, net of $8.8 million in unamortized debt discount. At July 3, 2010 and January 2, 2010, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At July 3, 2010 and January 2, 2010, debt issuance costs of $1.2 million and $1.5 million, respectively, net of accumulated amortization, were included in long-term assets in other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Contractual interest	$792	$919	$1,585	$1,838
Amortization of debt discount	1,010	1,139	2,012	2,268
Interest cost on convertible subordinated notes	$1,802	$2,058	$3,597	$4,106

During June 2008, the Company issued 300 million yen ($3.4 million at July 3, 2010) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in short-term borrowings in the accompanying consolidated balance sheets.

At July 3, 2010, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires December 1, 2010. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.35% at July 3, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.30% at July 3, 2010) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At July 3, 2010, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

The two revolving lines of credit with Japanese banks totaled 900 million yen ($10.3 million at July 3, 2010) and expire as follows: $3.4 million on July 31, 2010 (which has subsequently been extended to August 31, 2010) and $6.9 million on November 30, 2010. The $6.9 million line of credit bears interest at the prevailing bank rate, which was 2.475% at July 3, 2010, and the $3.4 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.4 million line of credit. At July 3, 2010, the Company had $7.1 million outstanding and $3.2 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.3 million at July 3, 2010), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at July 3, 2010. At July 3, 2010, the Company had $1.3 million outstanding and $5.0 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing - Secured Borrowing and Collateral.

As of July 3, 2010, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.8%.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

NOTE 10 NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands, except per share data)	2010	2009	2010	2009
Net income (loss)	$8,279	$(9,143)	$13,333	$(13,961)

Shares:
Weighted average shares outstanding - basic	36,691	36,170	36,529	36,119
Dilutive potential common shares, using treasury
stock method	895	-	975	-
Weighted average shares outstanding - diluted	37,586	36,170	37,504	36,119

Net income (loss) per share:
Basic	$0.23	$(0.25)	$0.36	$(0.39)
Diluted	$0.22	$(0.25)	$0.36	$(0.39)

For the three and six months ended July 3, 2010, 2.0 million and 2.2 million stock options, respectively, and for the three and six months ended July 4, 2009, 2.6 million stock options, were excluded from the computations of diluted net income (loss) per share, as their exercise prices exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. In addition, for the three and six months ended July 3, 2010, 1.3 million performance-based awards, and for the three and six months ended July 4, 2009, 1.3 million performance-based awards, were excluded from the computations of diluted net income (loss) per share, as the performance criteria for their vesting had not been met as of the end of such periods. For the three and six months ended July 4, 2009, an additional 101,547 and 72,474 common stock equivalents, respectively, were excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

NOTE 11 INCOME TAXES

The Company currently maintains a valuation allowance against substantially all of its gross deferred tax assets pursuant to ASC 740-10, Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of taxes in certain foreign jurisdictions, required state income taxes, the federal alternative minimum tax and the impact of discrete items.

The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of July 3, 2010, the Company’s valuation allowance was $61.7 million.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

NOTE 12 COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Net income (loss)	$8,279	$(9,143)	$13,333	$(13,961)
Foreign currency translation gains (losses)	(3,874)	3,312	(8,502)	964
Unrecognized net pension gains (losses)	484	(11)	519	(19)
Unrealized gains (losses) on marketable securities	(299)	371	(397)	1,078
	$4,590	$(5,471)	$4,953	$(11,938)

NOTE 13 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first six months of 2010. As of July 3, 2010, 3.9 million shares remained available for purchase under the program.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Service cost	$152	$142	$308	$287
Interest cost on benefit obligations	169	154	350	303
Expected return on plan assets	(37)	(30)	(76)	(59)
Net gain	2	(7)	4	(14)
Curtailment loss	722	-	722	-
	$1,008	$259	$1,308	$517

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

During the second quarter of 2010, the Company entered into negotiations to sell all of the outstanding capital stock of its Hilger Crystals Limited subsidiary (see Note 16 for additional detail). As a result of these negotiations, it became probable that employee participants in the Company’s United Kingdom defined benefit pension plan would stop accruing pension benefits upon completion of the sale transaction. As a result, the Company was required to recognize a charge of $0.7 million in the second quarter related to the expected plan curtailment, consisting of $0.6 million in previously unrecognized actuarial losses, which had been included in other comprehensive income, and an increase of $0.1 million in the projected benefit obligation, which resulted from a change in actuarial assumptions due to the change in status of the employee participants to deferred membership.

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

	Photonics and
	Precision
(In thousands)	Technologies	Lasers	Total
Three months ended July 3, 2010:
Sales to external customers	$71,334	$43,266	$114,600
Segment income	$14,521	$3,354	$17,875

Three months ended July 4, 2009:
Sales to external customers	$51,812	$35,729	$87,541
Segment income (loss)	$6,555	$(7,333)	$(778)

Six months ended July 3, 2010:
Sales to external customers	$134,504	$87,246	$221,750
Segment income	$25,172	$5,374	$30,546

Six months ended July 4, 2009:
Sales to external customers	$104,123	$72,954	$177,077
Segment income (loss)	$13,532	$(8,795)	$4,737

Segment income reported for the Company’s PPT Division for the three and six months ended July 3, 2010 includes expenses related to the anticipated sale of the Company’s Hilger Crystals Limited subsidiary of $0.8 million (see Note 16). The segment losses reported for the Company’s Lasers Division for the three and six months ended July 4, 2009 include a loss on the sale of assets and related costs, totaling $4.1 million, related to the divestiture of the Company’s diode laser operations in July 2009.

NEWPORT CORPORATION
Notes to Consolidated Financial Statements
July 3, 2010

The following table reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Segment income (loss)	$17,875	$(778)	$30,546	$4,737
Unallocated operating expenses	(6,691)	(6,910)	(11,893)	(14,960)
Interest and other expense, net	(2,005)	(2,204)	(3,842)	(4,323)
	$9,179	$(9,892)	$14,811	$(14,546)

NOTE 16 ASSETS HELD FOR SALE AND SUBSEQUENT EVENTS

During the second quarter of 2010, the Company began negotiations to sell all of the outstanding capital stock of its Hilger Crystals Limited subsidiary. As a result, during the second quarter of 2010, the Company recognized $0.7 million in pension costs (see Note 14 for additional detail) and $0.1 million in legal and consulting fees related to this transaction, which have been included in loss on sale of assets and related costs.

As of July 3, 2010, the Company had the following assets held for sale related to this transaction, which were included in the Company’s PPT Division:

(In thousands)	July 3,
2010
Accounts receivable, net	$584
Prepaid expenses and other assets	115
Inventories	896
Property and equipment, net	1,129
Assets held for sale	2,724

Accounts payable	$340
Accrued payroll and related expenses	87
Accrued expenses and other current liabilities	37
Liabilities to be disposed of by sale	464

Net assets held for sale	$2,260

The transaction closed on July 19, 2010, and the Company received $4.0 million in cash, subject to a post-closing adjustment based on the net working capital of Hilger Crystals Limited at closing. In addition, if Hilger Crystals Limited achieves certain specified revenue targets in the 18 month period following the closing date, the Company could receive up to an additional $750,000 in cash.

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

Subsequent Event

During the second quarter of 2010, we began negotiations to sell all of the outstanding capital stock of our Hilger Crystals Limited subsidiary. The transaction closed on July 19, 2010, and we received $4.0 million in cash, subject to a post-closing adjustment based on the net working capital of Hilger Crystals Limited at closing. In addition, if Hilger Crystals Limited achieves certain specified revenue targets over the 18 month period following the closing date, we could receive up to an additional $750,000 in cash. During the second quarter of 2010, we recognized $0.8 million in costs related to this transaction, as discussed in more detail in Note 14 and Note 16 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We expect any gain from this transaction to be minimal after accounting for the carrying value of the assets sold, costs related to the disposition of our United Kingdom defined benefit pension plan, and legal and consulting fees related to the transaction.

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

Stock-Based Compensation

During the six months ended July 3, 2010, we granted 0.4 million restricted stock units and 0.3 million stock appreciation rights with weighted-average grant date fair values of $12.47 and $5.45, respectively.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2010	2009	2010	2009
Cost of sales	$85	$33	$122	$59
Selling, general and administrative expenses	807	534	1,328	912
Research and development expense	105	65	200	110
	$997	$632	$1,650	$1,081

Results of Operations for the Three and Six Months Ended July 3, 2010 and July 4, 2009

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.6	63.3	58.2	62.5
Gross profit	43.4	36.7	41.8	37.5

Selling, general and administrative expenses	24.7	30.5	24.5	30.6
Research and development expense	8.2	10.3	8.5	10.4
Loss on sale of assets and related costs	0.7	4.7	0.4	2.3
Operating income (loss)	9.8	(8.8)	8.4	(5.8)

Interest and other expense, net	(1.8)	(2.5)	(1.7)	(2.4)
Income (loss) before income taxes	8.0	(11.3)	6.7	(8.2)

Income tax provision (benefit)	0.8	(0.9)	0.7	(0.3)
Net income (loss)	7.2%	(10.4)%	6.0%	(7.9)%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended July 3, 2010 increased by $27.1 million, or 30.9%, compared with the corresponding period in 2009. Net sales for the six months ended July 3, 2010 increased by $44.7 million, or 25.2%, compared with the corresponding period in 2009. For the three months ended July 3, 2010, net sales by our Lasers Division increased $7.6 million, or 21.1%, and net sales by our PPT Division increased $19.5 million, or 37.7%, compared with the prior year period. For the six months ended July 3, 2010, net sales by our Lasers Division increased $14.3 million, or 19.6%, and net sales by our PPT Division increased $30.4 million, or 29.2%, compared with the prior year period.

We experienced increases in net sales during the three and six months ended July 3, 2010 compared with the same periods in 2009 in all of our end markets, except for sales to our life and health sciences market, which were approximately the same as the levels in the prior year periods. These increases resulted primarily from improved worldwide macroeconomic conditions across our end markets, particularly an upturn in the semiconductor equipment industry, and the addition of the New Focus business, which we acquired at the end of the second quarter of 2009. The New Focus business generated $11.0 million and $19.3 million in sales for the three and six months ended July 3, 2010, respectively. The increases in net sales in the 2010 periods were offset in part by the absence of sales from our diode laser operations in the current year periods, as we divested these operations at the end of the second quarter of 2009. Such sales were $2.4 million and $4.3 million for the three and six months ended July 4, 2009, respectively, and were primarily to customers in our life and health sciences market.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended July 3, 2010 increased $6.3 million, or 19.1%, compared with the same period in 2009. Net sales to these markets for the six months ended July 3, 2010 increased $10.2 million, or 14.6%, compared with the same period in 2009. The increases in sales to these markets during both periods in 2010 compared with the same periods in 2009 were due primarily to the addition of the New Focus business, which contributed $2.8 million and $5.8 million in sales to these markets for the three months and six months ended July 3, 2010, respectively, and to an improvement in overall macroeconomic conditions in these markets. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended July 3, 2010 increased $15.1 million, or 70.1%, compared with the same period in 2009. Net sales to this market for the six months ended July 3, 2010 increased $24.7 million, or 61.3%, compared with the same period in 2009. The increases in sales to this market during both periods in 2010 compared with the same periods in 2009 were due primarily to a significant increase in sales to customers in the semiconductor equipment industry as a result of an upturn in that historically cyclical industry, and to the addition of the New Focus business, which contributed $5.9 million and $9.0 million in sales to this market for the three months and six months ended July 3, 2010, respectively. This increase was offset in part by a decrease in sales of products and systems for photovoltaic applications.

Net sales to the life and health sciences market for the three and six months ended July 3, 2010 were comparable with the sales levels in the same periods in 2009. Sales to this market in the current year periods were negatively impacted by the absence of sales of products from our diode laser operations, as we divested these operations at the end of the second quarter of 2009. Such sales were $1.9 million and $3.1 million in the three and six months ended July 4, 2009, respectively. However, this negative impact was offset almost entirely by an increase in sales of products for bioinstrumentation applications by our PPT Division.

Net sales to our industrial manufacturing and other end markets for the three months ended July 3, 2010 increased $5.7 million, or 57.0%, compared with the same period in 2009. Net sales to these markets for the six months ended July 3, 2010 increased $9.9 million, or 43.2%, compared with the same period in 2009. The increase in sales to these markets during both periods in 2010 compared with the same periods in 2009 was due primarily to improved macroeconomic conditions in these varied markets.

Geographically, net sales were as follows:

	Three Months Ended			Percentage
	July 3,	July 4,	Increase	Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
United States	$58,649	$42,287	$16,362	38.7%
Europe	24,280	23,804	476	2.0
Pacific Rim	26,861	16,541	10,320	62.4
Other	4,810	4,909	(99)	(2.0)
	$114,600	$87,541	$27,059	30.9%

	Six Months Ended			Percentage
	July 3,	July 4,	Increase	Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
United States	$105,120	$79,277	$25,843	32.6%
Europe	48,335	47,237	1,098	2.3
Pacific Rim	58,476	39,576	18,900	47.8
Other	9,819	10,987	(1,168)	(10.6)
	$221,750	$177,077	$44,673	25.2%

The increases in sales to customers in the United States and the Pacific Rim during the three and six months ended July 3, 2010 compared with the corresponding periods in 2009 was due primarily to the upturn in the semiconductor equipment industry as well as the improved overall macroeconomic conditions. The increase in sales to customers in Europe during the three and six months ended July 3, 2010 was due primarily to increased sales to customers in our industrial manufacturing and research end markets. The decrease in sales to customers in the other areas of the world during the three and six months ended July 3, 2010 was due primarily to lower sales to customers in Canada, primarily in our life and health sciences and research end markets.

Gross Margin

Gross margin was 43.4% and 36.7% for the three months ended July 3, 2010 and July 4, 2009, respectively, and 41.8% and 37.5% for the six months ended July 3, 2010 and July 4, 2009, respectively. The increases in gross margins in the current year periods were due primarily to the positive impact of our asset exchange with Oclaro, Inc., which we completed at the end of the second quarter of 2009, a net reduction in excess and obsolete inventory reserves as a result of increased demand for products for which inventory had been previously written down as excess inventory, and improved absorption of manufacturing overhead resulting from our higher sales level. These increases were offset in part by a higher proportion of sales of lower margin products by our Lasers Division compared with the prior year periods and the negative impact of the strengthening U.S. dollar versus the euro.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $28.3 million, or 24.7% of net sales, and $26.7 million, or 30.5% of net sales, for the three months ended July 3, 2010 and July 4, 2009, respectively. The increase in SG&A expenses in absolute dollars in the current year period was due primarily to an increase in personnel costs of $3.7 million due to higher incentive compensation costs, offset in part by a decrease in rent and utilities of $1.3 million due primarily to the lower rental rate under the lease of our new facility in Santa Clara, California, and a decrease in bad debt charges of $0.7 million.

SG&A expenses totaled $54.4 million, or 24.5% of net sales, and $54.2 million, or 30.6% of net sales, for the six months ended July 3, 2010 and July 4, 2009, respectively. The increase in SG&A expenses in absolute dollars in the current year period was due primarily to increases in personnel costs of $3.2 million, due to higher incentive compensation costs, and increases in freight costs of $0.5 million and independent sales representative commissions of $0.4 million, offset in large part by decreases in rent and utilities of $2.7 million, professional fees of $0.8 million and bad debt charges of $0.6 million.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $9.4 million, or 8.2% of net sales, and $9.0 million, or 10.3% of net sales, for the three months ended July 3, 2010 and July 4, 2009, respectively. R&D expense totaled $18.9 million, or 8.5% of net sales, and $18.4 million, or 10.4% of net sales, for the six months ended July 3, 2010 and July 4, 2009, respectively. The increases in R&D expense in absolute dollars in the current year periods were due primarily to the addition of R&D expense related to the New Focus business, for which there was no corresponding expense in the prior year period. These increases were offset in part by the elimination of R&D expense related to our diode laser operations as a result of our divestiture of such operations.

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

Loss on Sale of Assets and Related Costs

During the three and six months ended July 3, 2010, we recognized $0.8 million in costs associated with the anticipated sale of our Hilger Crystals Limited subsidiary, which was completed on July 19, 2010, as discussed on page 18 above. These costs include $0.7 million in pension costs recorded as a result of the expected plan curtailment, consisting of the recognition of $0.6 million in previously unrecognized actuarial losses and a $0.1 million increase in the projected benefit obligation, and $0.1 million in legal and consulting fees related to the transaction.

In the second quarter of 2009, we sold certain assets and transferred certain liabilities related to our diode laser operations based in Tucson, Arizona to Oclaro, Inc., and we recorded a loss on the sale of such assets of $4.1 million, after considering the net book value of these assets of $14.6 million, the fair value of these assets of $11.1 million, and selling costs of $0.6 million. These assets had previously been included in our Lasers Division.

Interest and Other Expense, Net

Interest and other expense, net totaled $2.0 million and $2.2 million for the three months ended July 3, 2010 and July 4, 2009, respectively, and $3.8 million and $4.3 million for the six months ended July 3, 2010 and July 4, 2009, respectively. The decrease in interest and other expense, net in the current year periods compared with the 2009 periods resulted primarily from a decrease in interest expense due to lower outstanding balances on our convertible subordinated notes and lower realized foreign currency losses, offset in part by a decrease in interest income earned due to lower interest rates during the current year periods.

Income Taxes

Our effective tax rate was 9.8% and 7.6% for the three months ended July 3, 2010 and July 4, 2009, respectively, and 10.0% and 4.0% for the six months ended July 3, 2010 and July 4, 2009, respectively. Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate and interim period tax. We are also required to record the tax impact of certain unusual or infrequently occurring discrete items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings compared with annual projections.

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

As of July 3, 2010, our valuation allowance was $61.7 million. We will continue to monitor our actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances increased to a total of $152.4 million as of July 3, 2010 from $141.9 million as of January 2, 2010. This increase was attributable primarily to cash generated from our operations, offset in part by capital expenditures, net repayments of short-term borrowings, and payments made in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans.

Net cash provided by our operating activities of $24.8 million for the six months ended July 3, 2010 was attributable primarily to cash provided by our operations, an increase of $4.9 million in accounts payable due to timing of payments, an increase of $0.7 million in accrued expenses due to the timing of payments, and a decrease of $0.8 million in other assets related to pension assets not owned by the plan, offset in part by an increase of $4.6 million in accounts receivable due to increased sales and the timing of receipts, and an increase in gross inventory of $6.3 million. During the first half of 2010, while we used $6.3 million in cash for gross inventory purchases, our net inventory only increased by $0.2 million as a result of $2.2 million in charges related to excess and obsolete inventory, a $2.0 million impact from foreign currency translation, $1.0 million in amortization of demonstration equipment and $0.9 million in inventory held for sale. Although we recorded excess and obsolete inventory charges of $2.2 million during the first half of 2010, demand for many of our products has increased and we sold inventory that had been previously written down as excess inventory, which resulted in a net reduction in our excess and obsolete inventory reserves and positively impacted our gross margin for the three and six months ended July 3, 2010.

Net cash used in investing activities of $25.0 million for the six months ended July 3, 2010 was attributable to net purchases of marketable securities of $20.0 million and purchases of property and equipment of $5.0 million.

Net cash used in financing activities of $4.1 million for the six months ended July 3, 2010 was attributable primarily to the net repayment of short-term borrowings of $3.2 million and payments of $1.3 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds from the sale of stock under employee plans.

During June 2008, we issued 300 million yen ($3.4 million at July 3, 2010) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in short-term borrowings in the accompanying consolidated balance sheets.

At July 3, 2010, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2010. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.35% at July 3, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.30% at July 3, 2010) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At July 3, 2010, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

Our two revolving lines of credit with Japanese banks totaled 900 million yen ($10.3 million at July 3, 2010) and expire as follows: $3.4 million on July 31, 2010 (which has subsequently been extended to August 31, 2010) and $6.9 million on November 30, 2010. The $6.9 million line of credit bears interest at the prevailing bank rate, which was 2.475% at July 3, 2010, and the $3.4 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.4 million line of credit. At July 3, 2010, we had $7.1 million outstanding and $3.2 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term borrowings in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.3 million at July 3, 2010), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at July 3, 2010. At July 3, 2010, we had $1.3 million outstanding and $5.0 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets. As of July 3, 2010, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.8%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first six months of 2010. As of July 3, 2010, 3.9 million shares remained available for purchase under the program.

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

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, and any additional financing that we obtain may contain restrictions on our operations, in the case of debt financing, or cause dilution for our stockholders, in the case of equity financing.

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

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it is appropriate to utilize the milestone method of revenue recognition in research and development arrangements. In addition, this ASU requires new disclosures for companies that have research and development arrangements that are accounted for using the milestone method. ASU No. 2010-17 will be effective on a prospective basis for milestones achieved during interim and annual periods beginning on or after June 15, 2010 and early adoption is permitted. Our adoption of ASU 2010-17 is not expected to have a material impact on our financial position or results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and six months ended July 3, 2010. There were no forward exchange contracts outstanding at July 3, 2010.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a hypothetical 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three and six months ended July 3, 2010. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.4 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $152.4 million at July 3, 2010, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $8.0 million at July 3, 2010, are sensitive to interest rates and economic conditions in Europe. We estimate that a hypothetical 10% change in the interest rate earned on our investments or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three and six months ended July 3, 2010.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

Dated: August 11, 2010	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
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