Form 10-Q
period 2010-10-02
NEWPORT CORP
filed 2010-11-12
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Yes  ☐     No   ☒

As of October 30, 2010, 36,751,085 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$125,187	$88,317	$346,937	$265,394
Cost of sales	71,452	53,097	200,471	163,764

Gross profit	53,735	35,220	146,466	101,630
Selling, general and administrative expenses	28,387	27,942	82,793	82,140
Research and development expense	9,894	9,339	28,755	27,704
(Gain) loss on sale of assets and related costs	(357)	285	454	4,355

Operating income (loss)	15,811	(2,346)	34,464	(12,569)
Recovery of note receivable related to previously discontinued operations, net	—	200	—	192
Interest and other expense, net	(2,968)	(2,024)	(6,810)	(6,339)

Income (loss) before income taxes	12,843	(4,170)	27,654	(18,716)
Income tax provision (benefit)	239	(652)	1,717	(1,237)

Net income (loss)	$12,604	$(3,518)	$25,937	$(17,479)

Net income (loss) per share:
Basic	$0.34	$(0.10)	$0.71	$(0.48)
Diluted	$0.34	$(0.10)	$0.69	$(0.48)
Shares used in per share calculations:
Basic	36,722	36,214	36,594	36,150
Diluted	37,579	36,214	37,529	36,150

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 2, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,849	$87,727
Marketable securities	73,241	54,196
Accounts receivable, net of allowance for doubtful accounts of $3,278 and $3,111 as of October 2, 2010 and January 2, 2010, respectively	84,112	72,553
Notes receivable	3,181	2,264
Inventories	87,191	89,908
Deferred income taxes	5,049	4,835
Prepaid expenses and other current assets	11,016	13,963

Total current assets	355,639	325,446
Property and equipment, net	47,064	52,901
Goodwill	69,932	69,932
Deferred income taxes	3,211	4,437
Intangible assets, net	25,745	28,166
Other assets	21,233	12,525

	$522,824	$493,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$13,081	$11,056
Accounts payable	26,758	24,312
Accrued payroll and related expenses	25,307	22,231
Accrued expenses and other current liabilities	27,910	31,337

Total current liabilities	93,056	88,936
Long-term debt, net	121,016	121,231
Obligations under capital leases, less current portion	1,059	1,231
Accrued pension liabilities	11,311	10,215
Deferred income taxes and other liabilities	16,545	17,158
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,743,995 and 36,315,834 shares issued and outstanding as of October 2, 2010 and January 2, 2010, respectively	4,288	4,238
Capital in excess of par value	412,370	409,773
Accumulated other comprehensive income	6,996	10,379
Accumulated deficit	(143,817)	(169,754)

Total stockholders’ equity	279,837	254,636

	$522,824	$493,407

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,937	$(17,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,796	14,910
Amortization of discount on convertible subordinated notes	3,031	3,416
Provision for losses on inventories	5,266	8,102
Stock-based compensation expense	3,326	1,703
Provision for doubtful accounts	659	686
Loss on sale of assets	809	3,765
Loss on disposal of property and equipment	96	5
Deferred income taxes	—	(192)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(13,286)	16,316
Inventories	(12,242)	(9,489)
Prepaid expenses and other assets	821	(3,679)
Accounts payable	4,294	(3,257)
Accrued payroll and related expenses	3,182	(2,998)
Accrued expenses and other liabilities	(1,653)	(239)
Other long-term liabilities	(1,443)	1,619

Net cash provided by operating activities	32,593	13,189
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,452)	(7,580)
Business acquisition	—	(3,000)
Proceeds from the sale of business	4,003	—
Purchase of marketable securities	(96,566)	(18,994)
Proceeds from the sale of marketable securities	75,697	33,010

Net cash (used in) provided by investing activities	(23,318)	3,436
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of long-term debt and obligations under capital leases	(119)	80
Proceeds from short term borrowings	8,053	20,515
Repayment of short term borrowings	(10,667)	(24,851)
Proceeds from the issuance of common stock under employee plans	664	522
Tax withholding payment related to net share settlement of equity awards	(1,343)	—

Net cash used in financing activities	(3,412)	(3,734)
Impact of foreign exchange rate changes on cash balances	(1,741)	858

Net increase in cash and cash equivalents	4,122	13,749
Cash and cash equivalents at beginning of period	87,727	74,874

Cash and cash equivalents at end of period	$91,849	$88,623

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,225	$3,938
Income taxes (refunds), net	$(759)	$1,294
Property and equipment purchases accrued in accounts payable	$30	$—

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in Accounting Standards Codification (ASC) 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into during fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3 DIVESTITURE

On July 19, 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary. The Company received $4.0 million in cash upon closing and subsequently received three thousand dollars in cash due to a post-closing adjustment to the purchase price based on Hilger Crystals Limited’s net working capital as of the closing date. In addition, if Hilger Crystals Limited achieves certain specified revenue targets in the 18 month period following the closing date, the Company could receive up to an additional $750,000 in cash.

The Company recognized a net loss of $0.5 million related to this transaction for the nine months ended October 2, 2010. The net asset value of Hilger Crystals Limited at the time of the sale was $1.9 million, and the Company incurred charges totaling $1.9 million related to the pension plan associated with the business (see Note 15 for additional detail), a charge of $0.5 million to write off an inter-company receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction. Such net loss has been included in (gain) loss on sale of assets and related costs in the accompanying consolidated statements of operations. In addition, the Company recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which are included in interest and other expense, net.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

The assets of the Hilger Crystals business had previously been included in the Company’s PPT Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$1,714
Other assets	1,166
Current liabilities	(1,020)

$1,860

NOTE 4 MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at October 2, 2010 were as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
Equity securities	$599	$84	$—
U.S. government and agency debt securities	17,120	192	(2)
Certificates of deposit	6,943	—	—
Corporate debt securities	48,579	20	(24)

	$73,241	$296	$(26)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$—	$—	$115	$(2)
Corporate debt securities	21,611	(24)	—	—

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 2, 2010 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
Equity securities	$20,859	$450	$—
U.S. government and agency debt securities	13,610	300	—
Certificates of deposit	7,722	2	—
Asset-backed securities	6,849	172	(3)
Corporate debt securities	5,156	4	—

	$54,196	$928	$(3)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Asset-backed securities	$—	$—	$475	$(3)

The contractual maturities of debt securities, asset-backed securities and certificates of deposit were as follows:

(In thousands)	October 2, 2010
0 – 1 Year	$68,824
1 – 2 Years	—
2 – 3 Years	—
3 – 5 Years	959
5 – 10 Years	—
More than 10 years	2,859

$72,642

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Gross realized gains	$14	$—	$112	$4
Gross realized losses	—	(1)	—	(2)

	$4	$(1)	$112	$2

NOTE 5 FAIR VALUE MEASUREMENTS

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

The estimated fair values of the Company’s financial instruments were as follows:

	October 2, 2010		January 2, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$91,849	$91,849	$87,727	$87,727
Marketable securities	$73,241	$73,241	$54,196	$54,196
Pension assets not owned by plan	$8,816	$8,816	$8,990	$8,990
Short-term borrowings	$13,081	$13,081	$11,056	$11,056
Long-term debt	$121,016	$122,123	$121,231	$121,633

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

in inactive markets. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)	October 2, 2010	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$42,383	$42,383	$—	$—
Money market funds	2,778	2,778	—	—
Short-term investments	46,688	5,341	41,347	—

	91,849	50,502	41,347	—
Marketable securities:
Equity securities	$599	$599	$—	$—
U.S. government and agency	17,120	17,120	—	—
Certificates of deposit	6,943	—	6,943	—
Corporate debt securities	48,579	29,490	19,089	—

	73,241	47,209	26,032	—
Pension assets not owned by plan	8,816	8,816	—	—

	$173,906	$106,527	$67,379	$—

NOTE 6 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	October 2, 2010	January 2, 2010
Raw materials and purchased parts	$57,305	$60,543
Work in process	10,621	8,317
Finished goods	19,265	21,048

	$87,191	$89,908

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $3.8 million and $3.9 million as of October 2,

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

2010 and January 2, 2010, respectively. As of October 2, 2010 and January 2, 2010, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009
Balance at beginning of year	$3,898	$5,978
Additions charged to cost of sales	3,391	3,215
Warranty claims	(3,438)	(4,465)

Balance at end of period	$3,851	$4,728

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	October 2, 2010	January 2, 2010
Deferred revenue	$12,042	$15,188
Accrued warranty obligations	3,824	3,898
Deferred lease liability	3,136	1,114
Other	8,908	11,137

	$27,910	$31,337

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	October 2, 2010	January 2, 2010
Cumulative foreign currency translation gains	$5,711	$9,278
Unrecognized net pension losses	(39)	(549)
Unrealized gains on marketable securities	1,324	1,650

	$6,996	$10,379

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

NOTE 7 INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	October 2, 2010	January 2, 2010
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $4,804 and $4,060 as of October 2, 2010 and January 2, 2010, respectively	$5,326	$5,740
Customer relationships, net of accumulated amortization of $12,181 and $10,674 as of October 2, 2010 and January 2, 2010, respectively	7,919	9,426
Other, net of accumulated amortization of $340 and $170 as of October 2, 2010 and January 2, 2010, respectively	—	500

	13,245	15,666
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	12,500

Intangible assets, net	$25,745	$28,166

Amortization expense related to intangible assets totaled $0.8 million and $2.4 million for the three and nine months ended October 2, 2010, respectively, and $0.8 million and $2.2 million for the three and nine months ended October 3, 2009, respectively. Developed technology and customer relationships are amortized over 10 years. Other intangible assets includes acquired backlog, which was amortized over one year.

Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated Aggregate Amortization Expense
(In thousands)
2010 (remaining)	$756
2011	3,023
2012	3,023
2013	3,023
2014	1,799
Thereafter	1,621

$13,245

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

NOTE 8 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Interest and dividend income	$245	$538	$752	$1,609
Interest expense	(2,078)	(2,366)	(6,216)	(7,136)
Currency translation adjustment related to Hilger Crystals Limited	(554)	—	(554)	—
Bank and portfolio asset management fees	(181)	(158)	(544)	(483)
Other expense, net	(400)	(38)	(248)	(329)

	$(2,968)	$(2,024)	$(6,810)	$(6,339)

NOTE 9 STOCK-BASED COMPENSATION

During the nine months ended October 2, 2010, the Company granted 0.4 million restricted stock units and 0.4 million stock-settled stock appreciation rights with weighted-average grant date fair values of $12.33 and $5.44, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of sales	$142	$39	$264	$98
Selling, general and administrative expenses	1,342	530	2,669	1,442
Research and development expense	192	53	393	163

	$1,676	$622	$3,326	$1,703

At October 2, 2010, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $6.8 million (net of estimated forfeitures of $2.4 million). This amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect will be met. This future compensation expense will be amortized over a weighted-average period of 1.5 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved. At October 2, 2010, there were 0.4 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $9.84 per share that were not expected to vest.

At October 2, 2010, 2.2 million stock options with a weighted-average exercise price of $21.27 per share, intrinsic value of $0.1 million and remaining contractual term of 2.4 years were vested or expected to vest and were exercisable. At October 2, 2010, 0.9 million stock-settled stock appreciation rights with a weighted-average base value of $6.37 per share, intrinsic value of $4.9 million and remaining contractual term of 5.7 years were vested or expected to vest, and 0.3 million stock-settled stock appreciation rights with a weighted-average base value of $4.18 per share, intrinsic value of $1.8 million and remaining contractual term of 5.5 years were exercisable.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

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

Holders may convert their notes into shares of the Company’s common stock based on a conversion rate of 41.5861 shares per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of October 2, 2010, the conversion value was less than the principal amount of the notes.

At October 2, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $121.0 million, net of $5.8 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 2, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $118.0 million, net of $8.8 million in unamortized debt discount. At October 2, 2010 and January 2, 2010, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At October 2, 2010 and January 2, 2010, debt issuance costs of $1.0 million and $1.5 million, respectively, net of accumulated amortization, were included in other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Contractual interest	$792	$919	$2,377	$2,756
Amortization of debt discount	1,019	1,148	3,031	3,416

Interest cost on convertible subordinated notes	$1,811	$2,067	$5,408	$6,172

During June 2008, the Company issued 300 million yen ($3.6 million at October 2, 2010) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in short-term borrowings in the accompanying consolidated balance sheets.

At October 2, 2010, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.26% at October 2, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.23% at October 2, 2010) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At October 2, 2010, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

The two revolving lines of credit with Japanese banks totaled 900 million yen ($10.8 million at October 2, 2010) and expire on November 30, 2010. The $7.2 million line of credit bears interest at the prevailing bank rate, which was 2.475% at October 2, 2010, and the $3.6 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.6 million line of credit. At October 2, 2010, the Company had $7.1 million outstanding and $3.7 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.6 million at October 2, 2010), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at October 2, 2010. At October 2, 2010, the Company had $2.4 million outstanding and $4.2 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing – Secured Borrowing and Collateral.

As of October 2, 2010, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.05%.

NOTE 11 NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income (loss)	$12,604	$(3,518)	$25,937	$(17,479)

Shares:
Weighted average shares outstanding – basic	36,722	36,214	36,594	36,150
Dilutive potential common shares, using treasury stock method	857	—	935	—

Weighted average shares outstanding – diluted	37,579	36,214	37,529	36,150

Net income (loss) per share:
Basic	$0.34	$(0.10)	$0.71	$(0.48)

Diluted	$0.34	$(0.10)	$0.69	$(0.48)

For the three and nine months ended October 2, 2010, 2.2 million stock options and for the three and nine months ended October 3, 2009, 2.5 million and 2.6 million stock options, respectively, were excluded from the computations of diluted net income (loss) per share, as their exercise prices exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. In addition, for the three and nine months ended October 2, 2010, 0.5 million performance-based awards, and for the three and nine months ended October 3, 2009, 3.3 million performance-based awards, were excluded from the computations of diluted net income (loss) per share, as the performance criteria for their vesting had not been met as of the end of such periods. For the three and nine months ended October 3, 2009, an additional 156,000 and 120,000 common stock equivalents, respectively, were excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

NOTE 12 INCOME TAXES

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

The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of October 2, 2010, the Company’s valuation allowance was $62.1 million.

NOTE 13 COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income (loss)	$12,604	$(3,518)	$25,937	$(17,479)
Foreign currency translation gains (losses)	4,935	2,416	(3,567)	3,380
Unrecognized net pension gains (losses)	(9)	16	510	(3)
Unrealized gains (losses) on marketable securities	71	(93)	(326)	985

	$17,601	$(1,179)	$22,554	$(13,117)

NOTE 14 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first nine months of 2010. As of October 2, 2010, 3.9 million shares remained available for purchase under the program.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$142	$148	$451	$436
Interest cost on benefit obligations	173	163	523	466
Expected return on plan assets	(38)	(32)	(114)	(92)
Net (gain) loss	(2)	(8)	1	(22)
Curtailment loss	—	—	722	—

	$275	$271	$1,583	$788

In July 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary (see Note 3 for additional detail). As a result of this transaction, employee participants in the Company’s United Kingdom defined benefit pension plan became deferred participants and stopped accruing additional pension benefits under the plan. As a consequence, the Company recognized a charge of $0.7 million in the second quarter related to this plan curtailment, consisting of $0.6 million in previously unrecognized actuarial losses, which had been included in other comprehensive income, and an increase of $0.1 million in the projected benefit obligation, which resulted from a change in actuarial assumptions due to the change in status of the employee participants to deferred membership. In addition, the Company is obligated under the terms of the sale to wind up the pension plan and has therefore accrued $1.2 million in expected costs to complete the wind up.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 2, 2010

The Company measured income (loss) reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses and other items, interest and other expense, net, and income taxes.

(In thousands)	Photonics and Precision Technologies	Lasers	Total
Three months ended October 2, 2010:
Sales to external customers	$77,791	$47,396	$125,187
Segment income	$17,212	$4,093	$21,305
Three months ended October 3, 2009:
Sales to external customers	$53,716	$34,601	$88,317
Segment income	$6,375	$459	$6,834
Nine months ended October 2, 2010:
Sales to external customers	$212,295	$134,642	$346,937
Segment income	$42,384	$9,467	$51,851
Nine months ended October 3, 2009:
Sales to external customers	$157,839	$107,555	$265,394
Segment income (loss)	$19,907	$(8,336)	$11,571

Segment income reported for the Company’s PPT Division for the three months ended October 2, 2010 included a gain on the sale of assets and related costs, totaling $0.4 million and for the nine months ended October 2, 2010 included a loss on the sale of assets and related costs, totaling $0.5 million related to the sale of the Company’s Hilger Crystals Limited subsidiary (see Note 3). The segment income (loss) reported for the Company’s Lasers Division for the three and nine months ended October 3, 2009 included a loss on the sale of assets and related costs, totaling $0.3 million and $4.4 million, respectively, related to the divestiture of the Company’s diode laser operations in July 2009.

The following table reconciles segment income to consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Segment income	$21,305	$6,834	$51,851	$11,571
Unallocated operating expenses	(5,494)	(9,180)	(17,387)	(24,140)
Recovery of note receivable related to previously discontinued operations	—	200	—	192
Interest and other expense, net	(2,968)	(2,024)	(6,810)	(6,339)

	$12,843	$(4,170)	$27,654	$(18,716)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Divestiture

On July 19, 2010, we sold all of the outstanding capital stock of our Hilger Crystals Limited subsidiary. We received $4.0 million in cash upon closing and subsequently received three thousand dollars in cash due to a post-closing adjustment to the purchase price based on Hilger Crystals Limited’s net working capital as of the closing date. In addition, if Hilger Crystals Limited achieves certain specified revenue targets over the 18 month period following the closing date, we could receive up to an additional $750,000 in cash. We recognized a loss of $0.5 million for the nine months ended October 2, 2010 as a result of this transaction, as discussed in more detail in Note 3 and Note 15 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, we recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

Stock-Based Compensation

During the nine months ended October 2, 2010, we granted 0.4 million restricted stock units and 0.4 million stock appreciation rights with weighted-average grant date fair values of $12.33 and $5.44, respectively.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of sales	$142	$39	$264	$98
Selling, general and administrative expenses	1,342	530	2,669	1,442
Research and development expense	192	53	393	163

	$1,676	$622	$3,326	$1,703

Results of Operations for the Three and Nine Months Ended October 2, 2010 and October 3, 2009

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.1	60.1	57.8	61.7

Gross profit	42.9	39.9	42.2	38.3
Selling, general and administrative expenses	22.7	31.6	23.9	31.0
Research and development expense	7.9	10.6	8.3	10.4
(Gain) loss on sale of assets and related costs	(0.3)	0.3	0.1	1.6

Operating income (loss)	12.6	(2.6)	9.9	(4.7)
Recovery of note receivable related to previously discontinued operations, net	—	0.2	—	0.1
Interest and other expense, net	(2.4)	(2.3)	(1.9)	(2.5)

Income (loss) before income taxes	10.2	(4.7)	8.0	(7.1)

Income tax provision (benefit)	0.2	(0.7)	0.5	(0.5)

Net income (loss)	10.0%	(4.0)%	7.5%	(6.6)%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended October 2, 2010 increased by $36.9 million, or 41.7%, compared with the corresponding period in 2009. Net sales for the nine months ended October 2, 2010 increased by $81.5 million, or 30.7%, compared with the corresponding period in 2009. For the three months ended October 2, 2010, net sales by our PPT Division increased $24.1 million, or 44.8%, and net sales by our Lasers Division increased $12.8 million, or 37.0%, compared with the prior year period. For the nine months ended October 2, 2010, net sales by our PPT Division increased $54.4 million, or 34.5%, and net sales by our Lasers Division increased $27.1 million, or 25.1%, compared with the prior year period.

We experienced increases in net sales during the three and nine months ended October 2, 2010 compared with the same periods in 2009 in all of our end markets. These increases resulted primarily from improved worldwide macroeconomic conditions across our end markets, particularly the strong market conditions in the semiconductor equipment industry during 2010 following a severe downturn in that cyclical industry in 2008 and 2009. In addition, the acquisition of the New Focus business, which we completed at the end of the second quarter of 2009, contributed to the increase in net sales for the nine month period of 2010 compared with the same period in 2009, which had included only one quarter of sales from the New Focus business. Our sales for the nine months ended October 2, 2010 included $30.7 million in sales from the New Focus business, which is included in our PPT Division, compared with $5.4 million in sales for the corresponding period in 2009. The increases in net sales for the nine month period in 2010 were offset in part by the absence of sales from our diode laser operations in the current year period, as we divested these operations at the end of the second quarter of 2009. Such operations had been included in our Lasers Division and sales from these operations were $4.3 million for the nine months ended October 3, 2009 and were primarily to customers in our life and health sciences market.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended October 2, 2010 increased $3.9 million, or 11.5%, compared with the same period in 2009. Net sales to these markets for the nine months ended October 2, 2010 increased $14.0 million, or 13.5%, compared with the same period in 2009. The increase in sales to these markets during the third quarter of 2010 compared with the same period in 2009 was due primarily to an improvement in overall macroeconomic conditions in these markets. The increase in net sales to these markets for the nine month period of 2010 compared with the same period in 2009 was also due to our acquisition of the New Focus business at the end of the second quarter of 2009, which contributed $9.4 million in sales to these markets for the nine months ended October 2, 2010 compared with $2.7 million in sales for the same period in 2009. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended October 2, 2010 increased $24.4 million, or 123.1%, compared with the same period in 2009. Net sales to this market for the nine months ended October 2, 2010 increased $49.3 million, or 82.1%, compared with the same period in 2009. The increase in sales to this market during both periods in 2010 compared with the same periods in 2009 was due primarily to a significant increase in sales to customers in the semiconductor equipment industry as a result of the upturn in that cyclical industry during 2010. For the nine months ended October 2, 2010, the increase in net sales to this market was also due to the addition of the New Focus business, which contributed $14.7 million in sales to this market for the nine months ended October 2, 2010 compared with $1.3 million in sales for the same period in 2009. The increase for the nine month period was offset in part by a decrease in sales of systems for photovoltaic applications.

Net sales to the life and health sciences market for the three months ended October 2, 2010 increased $2.8 million, or 13.3%, compared with the same period in 2009. Net sales to this market for the nine months ended October 2, 2010 increased $2.7 million, or 4.2%, compared with the same period in 2009. Sales to this market for the three and nine month periods in the current year benefited from an improvement in the overall macroeconomic conditions and an increase in sales of products for bioinstrumentation applications by our PPT Division. For the nine month period, these increases were offset in part by the absence of sales of products from our diode laser operations, which we divested at the end of the second quarter of 2009. Such sales were $3.1 million in the nine months ended October 3, 2009.

Net sales to our industrial manufacturing and other end markets for the three months ended October 2, 2010 increased $5.8 million, or 44.5%, compared with the same period in 2009. Net sales to these markets for the nine months ended October 2, 2010 increased $15.5 million, or 43.3%, compared with the same period in 2009. The increase in sales to these markets during both periods in 2010 compared with the same periods in 2009 was due primarily to improved macroeconomic conditions in these varied markets.

Geographically, net sales were as follows:

	Three Months Ended
(In thousands)	October 2, 2010	October 3, 2009	Increase	Percentage Increase
United States	$63,761	$43,658	$20,103	46.0%
Europe	23,748	21,804	1,944	8.9
Pacific Rim	32,703	18,845	13,858	73.5
Other	4,975	4,010	965	24.1

	$125,187	$88,317	$36,870	41.7%

	Nine Months Ended			Percentage Increase (Decrease)
(In thousands)	October 2, 2010	October 3, 2009	Increase (Decrease)
United States	$168,881	$122,935	$45,946	37.4%
Europe	72,083	69,041	3,042	4.4
Pacific Rim	91,179	58,421	32,758	56.1
Other	14,794	14,997	(203)	(1.4)

	$346,937	$265,394	$81,543	30.7%

The increases in sales to customers in the United States and the Pacific Rim during the three and nine months ended October 2, 2010 compared with the corresponding periods in 2009 was due primarily to the upturn in the semiconductor equipment industry as well as the improved overall macroeconomic conditions. The increase in sales to customers in Europe during the three and nine months ended October 2, 2010 was due primarily to increased sales to customers in our industrial manufacturing, microelectronics and scientific research end markets. The increase in sales to customers in the other areas of the world during the three months ended October 2, 2010 was due primarily to increased sales to customers in our microelectronics and scientific research end markets.

Gross Margin

Gross margin was 42.9% and 39.9% for the three months ended October 2, 2010 and October 3, 2009, respectively, and 42.2% and 38.3% for the nine months ended October 2, 2010, respectively. The increase in gross margin in the current year periods was due primarily to improved absorption of manufacturing overhead resulting from our higher sales level, lower excess and obsolete inventory reserves as a result of increased demand for products and a higher proportion of sales of higher margin products. These increases were offset in part by the cancellation of a photovoltaic system order for which we recorded $1.3 million of revenue with a corresponding $1.3 million cost resulting in zero gross margin. This negatively impacted gross margin by 0.5% and 0.2% for the three and nine months ended October 2, 2010, respectively.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $28.4 million, or 22.7% of net sales, and $27.9 million, or 31.6% of net sales, for the three months ended October 2, 2010 and October 3, 2009, respectively. SG&A expenses in the current year period included an increase of $1.9 million in expenses related to incentive compensation due to our improved sales and earnings performance, which was offset in large part by $1.8 million of severance related costs incurred during the 2009 period that did not recur during the current year period. The increase in SG&A expenses in absolute dollars in the current year period was also due to increased professional fees, bad debt expense, freight costs and third party commissions, offset in part by a decrease in rent and utilities. The decreased rent was due primarily to duplicate rental charges that we incurred in the 2009 period while we transitioned from our Mountain View facility to our Santa Clara facility that did not recur in 2010, and to the lower rental rate at this new facility.

SG&A expenses totaled $82.8 million, or 23.9% of net sales, and $82.1 million, or 31.0% of net sales, for the nine months ended October 2, 2010 and October 3, 2009, respectively. The increase in SG&A expenses in absolute dollars in the current year period was due primarily to an increase of $6.3 million in expenses related to incentive compensation, and to increased freight costs and third party sales commissions. These increases were offset in large part by decreases in rent and utilities of $3.2 million related primarily to our Santa Clara facility and the closure of our Tucson, Arizona and Ottawa, Canada facilities, by $3.0 million of severance related costs incurred during the 2009 period that did not recur during the current year period, and by decreased professional fees and bad debt charges.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $9.9 million, or 7.9% of net sales, and $9.3 million, or 10.6% of net sales, for the three months ended October 2, 2010 and October 3, 2009, respectively. R&D expense totaled $28.8 million, or 8.3% of net sales, and $27.7 million, or 10.4% of net sales, for the nine months ended October 2, 2010 and October 3, 2009, respectively. The increase in R&D expense in absolute dollars in the nine month period of 2010 was due primarily to the addition of R&D expense related to the New Focus business, for which there was only one quarter of corresponding expense in the prior year period. This increase was offset in part by the elimination of R&D expense related to our diode laser operations as a result of our divestiture of such operations. The increases in both of the current year periods were also due to increased personnel costs resulting primarily from higher incentive compensation due to our improved financial performance.

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

Loss on Sale of Assets and Related Costs

For the three months ended October 2, 2010, we recognized a gain of $0.4 million and for the nine months ended October 2, 2010, we recognized a loss of $0.5 million, associated with the sale of our Hilger Crystals Limited subsidiary, which was completed on July 19, 2010, as discussed under “Divestiture” on page 18. Our Hilger Crystals Limited business had previously been included in our PPT Division.

In the second quarter of 2009, we sold certain assets and transferred certain liabilities related to our diode laser operations based in Tucson, Arizona to Oclaro, Inc., and we recorded a loss on the sale of such assets of $0.3 million and $4.4 million for the three and nine months ended October 3, 2009, respectively. These assets had previously been included in our Lasers Division.

Interest and Other Expense, Net

Interest and other expense, net totaled $3.0 million and $2.0 million for the three months ended October 2, 2010 and October 3, 2009, respectively, and $6.8 million and $6.3 million for the nine months ended October 2, 2010 and October 3, 2009, respectively. The increase in interest and other expense, net in the current year periods compared with the 2009 periods resulted primarily from a write off of $0.6 million for previously unrealized currency translation losses associated with our Hilger Crystals Limited subsidiary, which we sold in the third quarter of 2010 and a decrease in interest income earned due to lower interest rates during the current year periods, offset in part by a decrease in interest expense due to lower outstanding balances on our convertible subordinated notes.

Income Taxes

Our effective tax rate was 1.9% and 15.6% for the three months ended October 2, 2010 and October 3, 2009, respectively, and 6.2% and 6.6% for the nine months ended October 2, 2010 and October 3, 2009, respectively. Our effective tax rate for the three months ended October 2, 2010 was favorably impacted by a greater percentage of our earnings being reported in the U.S. and offset by a reduction in the valuation allowance as well as greater utilization of foreign tax credits. Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Additionally, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter.

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

As of October 2, 2010, our valuation allowance was $62.1 million. We will continue to monitor our actual results, refine forecasted data and assess the need for retaining a valuation allowance against a portion of our gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances increased to a total of $165.1 million as of October 2, 2010 from $141.9 million as of January 2, 2010. This increase was attributable primarily to cash generated from our operations and proceeds from the sale of our Hilger Crystals Limited subsidiary, offset in part by capital expenditures, net repayments of short-term borrowings, and payments made in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans.

Net cash provided by our operating activities of $32.6 million for the nine months ended October 2, 2010 was attributable primarily to cash provided by our operations, an increase of $4.3 million in accounts payable due to timing of payments, an increase of $3.2 million in accrued payroll due to the timing of payments, offset in part by an increase of $13.3 million in accounts receivable due to increased sales and the timing of receipts and an increase in gross inventory of $12.2 million. During the nine months ended October 2, 2010, while we used $12.2 million in cash for gross inventory purchases, our net current inventory balance decreased by $2.7 million as a result of transferring $7.2 million to a long-term inventory account, $5.3 million in charges related to excess and obsolete inventory, $1.5 million in amortization of demonstration equipment and $0.9 million in inventory sold through the sale of our Hilger Crystals Limited subsidiary.

Net cash used in investing activities of $23.3 million for the nine months ended October 2, 2010 was attributable to net purchases of marketable securities of $20.9 million and purchases of property and equipment of $6.4 million, offset in part by $4.0 million in proceeds we received from the sale of our Hilger Crystals Limited subsidiary.

Net cash used in financing activities of $3.4 million for the nine months ended October 2, 2010 was attributable primarily to the net repayment of short-term borrowings of $2.6 million and payments of $1.3 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds from the sale of stock under employee plans.

During June 2008, we issued 300 million yen ($3.6 million at October 2, 2010) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011.

At October 2, 2010, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.26% at October 2, 2010) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.23% at October 2, 2010) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At October 2, 2010, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

Our two revolving lines of credit with Japanese banks totaled 900 million yen ($10.8 million at October 2, 2010) and expire on November 30, 2010. The $7.2 million line of credit bears interest at the prevailing bank rate, which was 2.475% at October 2, 2010, and the $3.6 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.6 million line of credit. At October 2, 2010, we had $7.1 million outstanding and $3.7 million available for borrowing under these lines of credit. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.6 million at October 2, 2010), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at October 2, 2010. At October 2, 2010, we had $2.4 million outstanding and $4.2 million available for the sale of notes receivable under these agreements. As of October 2, 2010, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.05%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first nine months of 2010. As of October 2, 2010, 3.9 million shares remained available for purchase under the program.

During the remainder of 2010, we expect to use $3 million to $6 million of cash for capital expenditures.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements surrounding multiple-deliverable arrangements. ASU No. 2009-13 will be effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010. The adoption of ASU No. 2009-13 is not expected to have a material impact on our financial position or results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income in our statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the three and nine months ended October 2, 2010. There were no forward exchange contracts outstanding at October 2, 2010.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a hypothetical 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three and nine months ended October 2, 2010. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.6 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $165.1 million at October 2, 2010, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $8.8 million at October 2, 2010, are sensitive to interest rates and economic conditions in Europe. We estimate that a hypothetical 10% change in the interest rate earned on our investments or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three and nine months ended October 2, 2010.

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

3.2

Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

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

Dated: November 11, 2010	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of the Registrant, as amended to date.

3.2

Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

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