Form 10-K
period 2011-01-01
NEWPORT CORP
filed 2011-03-07
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 3, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $305.7 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 28, 2011, 36,968,251 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which is expected to be held on May 17, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We provide a wide range of photonics technology and products designed to enhance the capabilities and productivity of our customers’ precision applications, including:

•	lasers and laser technology, including solid-state, gas and dye lasers, tunable lasers and ultrafast laser systems;

•	optical components and subassemblies, including precision optics and opto-mechanical subassemblies, thin-film optical filters, and ruled and holographic diffraction gratings;

•	photonics instruments and components, including optical meters, light sources, high-speed detectors and modulators, monochromators and spectroscopy instrumentation;

•	high-precision positioning and vibration isolation products and systems; and

•	advanced automated manufacturing systems used in the manufacture of solar panels and communications and electronics devices.

In addition to our individual product offerings, we have significant expertise in integrating our products into systems and subsystems that are engineered to meet our customers’ specific application requirements. We believe that our ability to develop and manufacture integrated solutions, together with our broad portfolio of products and technologies, gives us a significant competitive advantage.

For over four decades, we have serviced the needs of research laboratories for precision equipment. We have acquired a number of companies, which has led to the expansion of our product offerings, technology base and geographic presence and has allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated solutions for both research and commercial applications. Through our acquisitions and our own product development, we have built a family of industry-leading product brands including our Corion®, New Focus™, Newport™, Oriel® Instruments, Richardson Gratings™ and Spectra-Physics® brands.

Acquisitions

In February 2002, we acquired Micro Robotics Systems, Inc. (MRSI), a manufacturer of high-precision, fully-automated assembly and dispensing systems for back-end packaging applications in the semiconductor, microwave communications and fiber optic communications industries. MRSI became part of what is now our Photonics and Precision Technologies (PPT) Division, and contributed significant expertise to us in the design and manufacture of automated high-precision manufacturing systems. During the past four years, we have focused this expertise on developing automated laser-based manufacturing systems, particularly for solar panel manufacturing applications.

In July 2004, we acquired Spectra-Physics, Inc. and certain related photonics entities (collectively, Spectra-Physics). This acquisition significantly increased the scope of our expertise and product offerings in our target customer end markets, adding to our product portfolio solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. This acquisition approximately doubled our size with respect to revenue, number of employees and facilities. At the time of the acquisition, we established Spectra-Physics’ laser and laser-related technology business as our Lasers Division, and we combined Spectra-Physics’ Corion filters, Hilger Crystals, Oriel Instruments and Richardson Gratings businesses with the existing businesses that comprised our former Industrial and Scientific Technologies Division to create our PPT Division.

In July 2009, we acquired the New Focus™ business of Oclaro, Inc. (Oclaro). The New Focus business expanded our product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, high-speed detectors and modulators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for original equipment manufacturer (OEM) customers.

Divestitures

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

In 2010, we concluded that our Hilger Crystals Limited subsidiary, which manufactured infrared, x-ray and gamma ray synthetic crystals, primarily for security applications, was not a strategic fit with our overall business. As a consequence, we sold all of the outstanding capital stock of Hilger Crystals Limited in July 2010.

We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview) beginning on page 35, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-14, of this Annual Report on Form 10-K for additional information.

Our Markets

We sell our products, subsystems and systems to OEM and end-user customers in markets and for applications that are enabled or enhanced by the use of photonics technology, including primarily:

•

Scientific Research. We are one of the world’s leading suppliers of lasers and other photonics products to scientific researchers. For fifty years, we have worked closely with the research community to pioneer new applications and technologies. Today, we continue to help researchers extend the frontiers of science in a variety of research areas, including spectroscopy, ultrafast phenomena, terahertz imaging, laser-induced fluorescence, chemical analysis, materials science, light detection and ranging (LIDAR) and nonlinear optics.

•

Microelectronics. Photonics technology addresses a number of vital applications in the microelectronics market. It is a key enabler of the semiconductor industry roadmap driving smaller chip feature sizes with the increased functionalities needed for next-generation consumer technology products, including cellular phones, personal digital assistants and digital cameras. It is also a key technology enabling the manufacture of solar panels with higher efficiency and at a lower cost per watt as that industry strives to make solar power more cost competitive. Our products are used in several key applications in the microelectronics market, including semiconductor lithography, wafer inspection and metrology, reticle inspection, memory yield enhancement, wafer dicing and scribing, wafer and component marking, resistor trimming, thin-film solar panel scribing and edge deletion, solar cell testing and characterization, solar cell efficiency enhancement and LED scribing, as well as in printed circuit board and flat panel display manufacturing applications.

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

•

Aerospace and Defense/Security. The drive for more technologically advanced weapons and sensors is producing increased investment in photonics-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures. In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision. Our high-precision products are used by aerospace and defense engineers to develop, assemble, test and calibrate equipment and are incorporated into weapon or sensor systems for applications including target recognition and acquisition, LIDAR, range finding, missile guidance and advanced weapons development.

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

Photonics and Precision Technologies Division

Our PPT Division’s products and systems are sold to end users in all of our target end markets. We also sell products and subassemblies to OEM customers that integrate them into their systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, and opto-mechanical subassemblies. The PPT Division also offers automated systems for advanced applications in the manufacturing of solar panels and communications and electronic devices, including microwave, optical, radio frequency (RF) and multi-chip modules.

Our PPT Division also designs, develops and manufactures systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers accelerate the time to market and enhance the performance of their equipment or products. We have established a business team comprised of technical and operations specialists, which collaborates across our divisions to develop and provide these integrated solutions to our customers. We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor manufacturing and solar cell manufacturing, and in life and health sciences applications such as flow cytometry, DNA sequencing and optical coherence tomography.

Products

The following table summarizes our PPT Division’s primary product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications

Photonics Instruments and Systems

•    Electro-optic modulators

•    Laser diode controllers

•    Light sources

•    Monochromators and spectrographs

•    Optical power/energy detectors

•    Optical power/energy meters

•    Photonics test systems

•    Solar simulators

•    Solar cell test instruments

•    Spectrometers

•    Tunable external cavity diode lasers

•    Ultrafast laser pulse measurement systems

•    Atom trapping and cooling, including Bose-Einstein Condensates

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

Precision Positioning Devices, Systems and Subsystems

•  Custom multi-axis positioning systems

•  Fast steering mirrors

•  Fiber alignment stages and accessories

•  Manual linear and rotation stages

•  Micromanipulators

•  Micrometers and adjustment screws

•  Motion controllers and drivers

•  Motorized linear and rotation stages

•  Motorized actuators and optical mounts

•  Nano-positioning and nano-focusing stages

•  Piezo motor actuators and stages

•  Precision air-bearing motion systems

•   High-precision positioning for manufacturing and in-process inspection, metrology and final test applications

•   High-precision positioning for thin-film solar cell manufacturing

•   High-precision positioning of semiconductor wafers for metrology and fabrication

•   Laser beam stabilization and pointing

•   Laser system alignment and beam steering for inspection, laser processing and communications

•   Precision alignment in fiber optic, telecommunication and laser device assembly

•   Sample or sensor manipulation for imaging and microscopy

•   Sample sorting and sequencing for DNA research

•   Solar cell test and characterization

•   Tracking and targeting test systems for aerospace and defense/security applications

Vibration Isolation Systems and Subsystems	• Active and passive isolation systems • Active vibration damping systems • Elastomeric mounts • Honeycomb and granite structures • Optical tables, support systems and accessories • Workstations

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

Optics and Optical Hardware

•  Beam routing and enclosing systems

•  Beamsplitters and polarization optics

•  Collimators

•  Filters and attenuators

•  Laser-to-fiber couplers

•  Lenses

•  Mirrors

•   Optical hardware including bases, brackets, posts and rod systems

•  Optical mounts

•  Prisms and windows

•  Ruled and holographic diffraction gratings

•  Thin-film filters and coatings

•  Ultrafast laser optics

•   Analytical instrumentation for life and health sciences applications

•   Development and manufacturing of laser systems

•   Electro-optic sensors and imaging systems for defense/security applications

•   High-precision alignment of optical instruments

•   Optical measurement and communications systems

•   Research in physical and biological sciences

•   Semiconductor lithography, wafer and reticle inspection and wafer processing

•   Spectroscopy

•   Ultrafast laser, terahertz imaging and laser fusion research

Opto-Mechanical Subassemblies and Subsystems	• Integrated electro-optic-mechanical subsystems • Laser beam attenuators • Laser beam delivery and imaging assemblies • Objective lens systems • Refractive beam shaper assemblies

•   Analytical instrumentation for life and health sciences applications

•   High-speed cell sorting for genomic research

•   Laser beam delivery systems for solar panel manufacturing

•   Laser beam stabilization for industrial metrology

•   Light detection and ranging

•   Optical coherence tomography for non-invasive diagnostics

•   Optical data storage

•   Semiconductor mask patterning

•   Semiconductor lithography, wafer and reticle inspection and wafer processing

•   Thin-film measurement of semiconductor wafers

Category	Products	Representative Applications

Advanced Manufacturing Systems

•    Automated electronic device packaging systems

•    Automated die bonding and dispensing systems

•    Automated, laser-based crystalline silicon solar cell efficiency enhancement systems

•    Automated, laser-based solar panel scribing and edge deletion systems

•    Automated manufacturing and assembly of microelectronic and optoelectronic devices

•    Crystalline silicon solar cell module manufacturing

•    High-speed, high-accuracy automated dispensing applications for microwave modules, optical modules, hybrid circuits, multi-chip modules and semiconductor packaging

•    Thin-film solar panel manufacturing

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

Ultrafast Lasers and Systems

•    Mai Tai® femtosecond lasers

•    Tsunami® ultrafast lasers

•    Spitfire® Pro XP ultrafast amplifiers

•    Solstice® one-box ultrafast amplifiers

•    Inspire™ femtosecond optical parametric oscillators (OPOs)

•    TOPAS™ automated ultrafast optical parametric amplifiers (OPAs)

•    Femtosecond spectroscopy

•    Micro-machining and other high-precision materials processing applications

•    Multiphoton microscopy

•    Supercontinuum and high harmonic generation

•    Terahertz imaging

•    Time-resolved photoluminescence

•    Two-photon polymerization

Category	Products	Representative Applications

Diode-Pumped Solid State Q-Switched Lasers	• Tristar™ high repetition rate UV lasers • Navigator™ lasers • HIPPO™ mid-power lasers • Pulseo® high power lasers • Explorer® compact lasers • Empower® high pulse energy lasers

•   Diamond processing

•   Disk texturing

•   Electronics and semiconductor packaging manufacturing

•   Flat panel display manufacturing

•   Laser microdissection

•   LED wafer scribing

•   Matrix-assisted laser desorption/ionization

•   Memory yield enhancement systems

•   Printed circuit board (PCB) manufacturing

•   Pump source for ultrafast lasers

•   Rapid prototyping

•   Resistor trimming

•   Semiconductor wafer and flat panel display marking

•   Silicon micromachining

•   Solar cell manufacturing

•   Stereolithography

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers	• Millennia® Prime CW green lasers • MG series CW green lasers • Excelsior™ low power CW lasers • Vanguard™ quasi-CW lasers • 3900S and Matisse® CW tunable lasers • Cyan™ compact low power CW lasers

•   Confocal microscopy

•   DNA sequencing

•   Flow cytometry

•   Image recording

•   Laser cooling

•   Materials processing

•   Optical trapping

•   Raman imaging

•   Semiconductor wafer inspection and metrology

•   Solar cell manufacturing

•   Ti:Sapphire laser pumping

Category	Products	Representative Applications

High Energy Pulsed Nd:YAG and Tunable Lasers	• Quanta-Ray® pulsed Nd:YAG lasers • Scan Series High Energy optical parametric oscillators (OPOs) • Cobra tunable dye lasers • Credo high-repetition rate dye lasers

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

•   Laser doppler velocimetry

•   Lithography

•   Matrix-assisted laser desorption/ionization

•   Raman spectroscopy

•   Semiconductor wafer inspection

•   Spectroscopy

Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-36. A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 42. We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business in foreign countries” on page 20.

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

We also actively market and sell our products in certain markets outside of North America through independent sales representatives and distributors. We have written agreements with substantially all of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2010.

We also market our standard products through our comprehensive web site and our product catalog, The Newport Resource®, particularly for the scientific research market. Our web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products. Our web site is widely used by our customers to review information about our technologies, products and services. Our product catalog provides detailed product information as well as extensive technical and applications data. We mail this catalog to approximately 40,000 existing and potential customers. The Newport Resource is published in English, French, German, Japanese and Mandarin. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures which focus on specific products and end markets.

We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters. The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as solar cell testing and characterization, multiphoton microscopy, ultrafast spectroscopy and laser micro-fabrication. The TAC produces application notes and kits for these applications, publishes technical papers in scientific and technical journals, and provides our research and development teams with ideas for new products and product enhancements. We also operate an Applications Laboratory at the Santa Clara, California facility of our Lasers Division, which provides support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products. This laboratory is staffed with experienced laser material processing engineers, and demonstrates the performance of our products and integrated solutions in a wide range of advanced laser applications. We believe that the TAC and the Applications Laboratory reinforce our position as a technology leader in the photonics industry, and that they serve as important sales tools by performing actual experiments to demonstrate how our products will perform in our customers’ applications.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of February 28, 2011, we had approximately 200 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve. Total research and development expenses were $39.3 million, or 8.2% of net sales, in 2010, $36.9 million, or 10.1% of net sales, in 2009, and $46.1 million, or 10.4% of net sales, in 2008. Research and development expenses attributable to our Lasers Division were $15.4 million, or 8.5% of net sales by that division, in 2010, $16.0 million, or 10.9% of net sales by that division, in 2009, and $22.2 million, or 11.9% of net sales by that division, in 2008. Research and development expenses attributable to our PPT Division were $23.9 million, or 8.0% of net sales by that division, in 2010, $20.9 million, or 9.5% of net sales by that division, in 2009, and $23.9 million, or 9.2% of net sales by that division, in 2008.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets, primarily scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment customers), aerospace and defense/security, life and health sciences and industrial manufacturing. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2010, no single customer represented 10% or more of our consolidated net sales. In certain of our end markets, including the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. In 2010, sales by our PPT Division to one customer in the microelectronics market represented slightly more than 10% of that division’s total net sales. We believe that our relationships with this customer and our other key customers are good. However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis. For example, from mid-year 2007 to mid-year 2009, several of our key customers in the semiconductor equipment industry suffered significant downturns in their businesses as a result of the cyclical downturn in that industry, which had a significant impact on our financial results in those years. If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, our business and results of operations would be harmed.

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

Product Category	Primary Competitors
Automated Manufacturing Systems	Asymtek Datacon Technology GmbH Jenoptik Laser Optik Systeme GmbH	Manz Automation AG Palomar Technologies Rofin-Sinar Technologies, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon	Optometrics Corporation Spectrogon

Lasers	Coherent, Inc. CVI Melles Griot GSI Group/Excel Technology, Inc. IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik Laser Optik Systeme GmbH Rofin-Sinar Technologies, Inc. Toptica Photonics AG Trumpf Group

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Horiba Jobin Yvon Ocean Optics, Inc. Photon Technology International	Princeton Instruments Sciencetech, Inc. Spectral Products Thorlabs, Inc.

Optics, Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	CVI Melles Griot Corning Tropel Corporation Edmund Optics, Inc. Jenoptik Laser Optik Systeme GmbH	Qioptiq (formerly LINOS) Sigma Koki Co., Ltd. Thorlabs, Inc. Zygo Corporation

Optical Filters	Oclaro, Inc. Barr Associates, Inc. Chroma Technology Corp. Ferroperm Optics A/S	JDS Uniphase Corporation Omega Optical, Inc. IDEX Corporation (Semrock)

Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. CVI Melles Griot ILX Lightwave Corporation	Labsphere, Inc. Ophir Optronics Ltd. Picometrix, LLC Thorlabs, Inc.

Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Danaher Corporation (Dover) Micos GmbH Parker Hannifin Corporation Physik Instrumente	Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.

Vibration Isolation Systems and Subsystems	Herzan, LLC Kinetic Systems, Inc.	Technical Manufacturing Corp. Thorlabs, Inc.

In certain of our product lines, particularly our precision motion systems and opto-mechanical subassembly product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

We believe that the primary competitive factors in our markets are:

•	product features and performance;

•	quality and reliability of products;

•	pricing and availability;

•	customer service and support;

•	breadth of product portfolio;

•	customer relationships;

•	ability to manufacture and deliver products on a timely basis;

•	ability to customize products to customer requirements; and

•	ability to offer complete integrated solutions to OEM customers.

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

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our ability to protect our proprietary technology. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We currently maintain approximately 240 patents in the U.S. and foreign jurisdictions, and we have approximately 75 additional patent applications pending. These patents and patent applications cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

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

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum and glass; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for selected products, assembling the subassemblies and components into integrated subsystems and systems. We primarily design and manufacture our products internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution channels. Most of these completed products are produced to our specifications and carry one of our product brands.

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

Backlog

Our consolidated backlog of orders totaled $142.0 million at January 1, 2011 and $113.5 million at January 2, 2010. As of January 1, 2011, $129.6 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2011. Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain material costs. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

As of February 28, 2011, we had approximately 1,745 employees worldwide. We believe that our relationships with our employees are good.

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

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In such event, we could be subject to claims by employees or third parties, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

Our former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any claims at this time, such claims could be made against us in the future. Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement. However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site. If significant costs or other liability relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

In addition, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states continue to define the scope of the implementation of RoHS and WEEE. While many of our products are not subject to RoHS and WEEE requirements, based on information we have received to date, certain of our products sold in these countries are or will likely be subject to these requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The guidance available to us to date suggests that in some instances we are not directly responsible for compliance with RoHS and WEEE because some of our products may be outside the scope of the directives. However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, we will likely be directly or contractually subject to such regulations in the case of many of our products. In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives. Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

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

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders in backlog for our products;

•	the timing of product shipments within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	changes in our effective tax rates;

•	changes in our capital structure, including cash and marketable securities balances, and changes in interest rates;

•	changes in bad debt expense based on the collectability of our accounts receivable;

•	timing, type, and size of acquisitions and divestitures;

•	fluctuations in foreign currency exchange rates; and

•	our expense levels.

We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our results in a given period to be lower than our results in previous periods.

In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products, can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one period could shift to another period due to changes in the anticipated timing of customers’ purchase decisions, rescheduled delivery dates requested by our customers, or manufacturing or logistics delays. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping and product acceptance. Also, we base our manufacturing plans on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our limited ability to adjust spending quickly to compensate for the shortfall.

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

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, inspection and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. For example, this market experienced a severe down-cycle from mid-year 2007 to mid-

year 2009, which had a significant negative impact on our operating results. The continued cyclicality of this market limits our ability to predict our business prospects or financial results in this market.

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

Decreased consumer confidence, volatile corporate operating results, reduced capital spending, lower research budgets, and the effects of reduced availability of credit, have in the recent past led to reduced demand and increased price competition for our products, increased risk of excess and obsolete inventory and higher overhead costs as a percentage of revenue, and could do so in the future. Weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

Ongoing concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their projects and purchases of capital equipment. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, could adversely affect sales of our products and systems, particularly high-value lasers and systems, and therefore harm our business and operating results.

Further, future disruption of global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes U.S. government and agency debt securities, corporate debt securities and certificates of deposit. Although we believe our portfolio continues to be comprised of sound investments due to the credit quality and government guarantees of certain of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of our investments and their liquidity. Such a decline in market value that is other-than-temporary, or any sale of our investments under illiquid market conditions, could result in our recognition of an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

A limited number of customers account for a significant portion of our sales to the microelectronics market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 31.7%, 23.1% and 29.4% of our consolidated net sales for the years 2010, 2009 and 2008, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 55.6%, 45.6% and 47.2% of our sales to this market for the years 2010, 2009 and 2008, respectively, with one customer making up a substantial portion of such percentage in each of such years. No single customer in this market comprised 10% or more of our consolidated net sales in 2010, 2009 or 2008. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Difficulties in finding suitable acquisition targets and in successfully completing and executing our acquisitions could adversely impact our business.

We have and will continue to acquire businesses, and our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses into our organization is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in integrating disparate operational and information systems;

•	unanticipated liabilities associated with the acquired company;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across our product lines and customer base; and

•	our ability to retain key customers, suppliers and employees of an acquired company.

Our failure to successfully identify suitable target companies, negotiate and complete acquisitions, or achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows. Additionally, we may incur significant charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses. Such charges could also include impairment of goodwill associated with past acquisitions. For example, our market capitalization decreased significantly during the fourth quarter of 2008, which caused us to reevaluate the fair values of our divisions. This ultimately led us to determine that goodwill and certain intangible assets associated with our Lasers Division were impaired, and we recorded an impairment charge of $119.9 million to write off the total goodwill balance and certain other intangible assets associated with that division. While we believe that our assumptions currently used in evaluating the goodwill associated with our business are reasonable, we may be required to recognize a goodwill impairment charge in the future.

We face significant risks from doing business in foreign countries.

Our business is subject to risks inherent in conducting business internationally. For the years ended January 1, 2011, January 2, 2010 and January 3, 2009, our international revenues accounted for approximately 51.3%, 53.7% and 53.1%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Our international operations expose us to various risks, which include:

•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our business globally;

•

the actions of U.S. and foreign regulatory authorities, including embargoes, export restrictions, tariffs, trade restrictions and trade barriers, license requirements, regulatory requirements, currency controls and other rules and regulations applicable to the importing and exporting of our products, as well as laws prohibiting certain payments or other business practices in foreign countries, all of which are complicated and potentially conflicting and may impose strict and severe penalties for noncompliance;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency exchange rate fluctuations;

•	differing protection of intellectual property;

•	more complex and burdensome labor laws and practices in countries where we have employees;

•	difficulties in staffing and managing each of our individual foreign operations; and

•	increased risk of exposure to terrorist activities.

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

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us. The sales cycle for our capital equipment, system and subsystem products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year. If we fail to anticipate the likelihood, costs, or timing associated with sales of capital equipment, system and subsystem products, our business and results of operations would be harmed.

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

The solar energy market is evolving and the extent to which solar energy technology will be widely adopted is uncertain. Many factors may affect the viability of widespread adoption of solar energy technology and demand for solar panels, including the cost-effectiveness of solar energy and the performance and reliability of solar panels, compared with conventional and other non-solar renewable energy sources and products, and fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of coal, oil, natural gas and other fossil fuels. If solar panel technology is not widely adopted or if demand for solar panels fails to develop sufficiently, we may be unable to generate the revenue we currently anticipate from sales of our products for solar panel manufacturing applications.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost. If we are unsuccessful at effectively protecting our intellectual property, our business, financial condition and results of operations could be harmed.

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

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel. Competition for personnel in the technology marketplace is intense. We have from time to time in the past experienced attrition in certain key positions, and we expect to continue to experience this attrition in the future. The absence in prior periods of incentive plan bonuses and equity award vesting as a result of not meeting certain financial performance targets could adversely affect our ability to attract new employees and to retain and motivate our existing employees. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain and motivate our existing employees, our business and results of operations would be harmed.

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

As part of our ongoing cost-reduction efforts, we continue to transition the manufacture of certain of our product lines and subassemblies from higher-cost manufacturing locations to our facility in Wuxi, China, and to selected contract manufacturers in Asia. If we are unable to successfully manage the transition of the manufacture of these products, our results of operations could be harmed.

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

Additionally, qualifying contract manufacturers and commencing volume production are expensive and time-consuming activities, and there is no guarantee we will continue to do so successfully. Further, our reliance on contract manufacturers reduces our control over the assembly process, quality assurance, production costs and material and component supply for our products. If we fail to manage our relationship with our contract manufacturers, or if any of the contract manufacturers experience financial difficulty, or delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Further, if we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

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

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other suppliers, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	increased costs of product returns and warranty expenses;

•	increased costs required to analyze and mitigate the defects or problems;

•	damage to our reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; or

•	legal action by our customers.

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

In February 2007, we issued $175 million of convertible subordinated notes, of which $126.8 million was outstanding as of January 1, 2011. The notes are subordinated to all of our existing and future senior indebtedness. The notes mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. Holders of the notes may convert their notes under certain specified circumstances which may occur prior to maturity, and upon conversion, a holder will receive cash in lieu of shares of our common stock for the value of the notes, as determined in the manner set forth in the indenture governing the notes. We may also be required to deliver additional cash or common stock or a combination of cash and common stock upon conversion.

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

Upon maturity, or prior to maturity if the notes become immediately due and payable upon an event of default, we would need to obtain additional financing or significantly deplete our available cash, or both, in order to repay the notes. Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash could harm our ability to fund our operations or execute our broader corporate objectives, such as potential acquisitions.

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

Pursuant to rules and regulations promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on such internal controls. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, some of which will be in areas that may be open to interpretation. As such, our auditors may not agree with our assessments.

If we are unable to assert each year that our internal control over financial reporting is effective (or if our auditors are unable to attest that our internal control over financial reporting is effective), we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be unable to file such reports in a timely manner, which would have an adverse effect on our stock price. In addition, if any unidentified material weaknesses were to result in fraudulent activity and/or a material misstatement or omission in our financial statements, we could suffer losses and be subject to civil and criminal penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are subject to various federal, state, local and international regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA). Comparable authorities are involved in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In such event, we could be subject to claims by employees or third parties, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

Our former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. The site is mature, and investigations and remediation efforts have been ongoing for approximately 25 years. Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any claims at this time, such claims could be made against us in the future. Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement. However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site. If significant costs or other liability relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

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

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted. For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. The European Union member states continue to define the scope of the implementation of RoHS and WEEE. Based on information we have received to date, certain of our products sold in these countries are or will likely be subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The guidance available to us to date suggests that in some instances we are not directly responsible for compliance with RoHS and WEEE because some of our products may be outside the scope of the directives. However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, we will likely be directly or contractually subject to such regulations in the case of many of our products. In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives. Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in the United States, as well as other countries, such as Japan and China. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in these regions.

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

Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606. We lease this facility under a lease expiring in February 2022. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Lasers	Santa Clara, California Stahnsdorf, Germany	139,000 square feet 12,000 square feet

Photonics and Precision Technologies	Irvine, California Rochester, New York Franklin, Massachusetts North Billerica, Massachusetts Stratford, Connecticut Beaune-la Rolande, France Wuxi, China Brigueuil, France	272,000 square feet 58,000 square feet 56,000 square feet 41,000 square feet 32,000 square feet 86,000 square feet 64,000 square feet 44,000 square feet

We own portions of our Rochester, New York and Beaune-la Rolande, France facilities, and we own our Brigueuil, France facility. We lease all other facilities under leases with expiration dates ranging from 2011 to 2022. In addition to these primary facilities, we lease a number of other facilities worldwide for administration, sales and/or service. We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire. We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP. As of February 28, 2011, we had 842 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
January 1, 2011	$18.15	$10.85
October 2, 2010	13.57	8.43
July 3, 2010	14.48	8.30
April 3, 2010	12.63	7.74
January 2, 2010	9.66	7.08
October 3, 2009	9.46	5.19
July 4, 2009	6.88	4.56
April 4, 2009	6.60	2.93

Dividends

We declared no dividends on our common stock during 2010 or 2009. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of the year ended January 1, 2011.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of January 1, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders(1)	4,462,739	$11.11	2,295,386
Equity Compensation Plans Not Approved by Security Holders(2)	10,250	$49.68	—

Total	4,472,989		2,295,386

(1)

The number of shares reflected in column (a) for equity compensation plans approved by security holders includes (i) outstanding options to purchase an aggregate of 1,729,814 shares of our common stock, which were issued under our 1992 Stock Incentive Plan and our 2001 Stock Incentive Plan, (ii) outstanding stock-settled stock appreciation rights with respect to an aggregate of 1,149,835 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan, and (iii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of 1,583,090 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan. The weighted-average exercise price reflected in column (b) for equity compensation plans approved by security holders represents the combined weighted-average exercise price (or base value) of all outstanding options (having a weighted-average exercise price of $14.11 per share) and all outstanding stock-settled stock appreciation rights (having a weighted-average base value of $6.60 per share). All outstanding restricted stock units were awarded without payment of any purchase price.

(2)

The number of shares reflected in column (a) for equity compensation plans not approved by security holders consists of outstanding options to purchase shares of our common stock issued under our 1999 Stock Incentive Plan (1999 Plan).

Equity Compensation Plans Not Approved by Security Holders

In November 1999, our Board adopted our 1999 Plan, pursuant to which nonqualified options to purchase shares of our common stock were granted to employees (excluding officers and members of our Board) from November 1999 until May 2001. In May 2001, upon the approval by our stockholders of our 2001 Stock Incentive Plan, the 1999 Plan was terminated for the purposes of future grants. As of January 1, 2011, options to purchase a total of 10,250 shares of our common stock were outstanding under the 1999 Plan. All options granted under the 1999 Plan were granted at an exercise price equal to the fair market value of the common stock on the grant date, and generally vested in 25% increments on each of the first four anniversaries of the grant date. No option is exercisable more than ten years following the grant date.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended January 1, 2011, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index, (ii) our current peer group, and (iii) our prior peer group. The graph assumes all investments were made at market value on December 31, 2005 and the reinvestment of all dividends.

The current peer group reflected in the graph represents a combination of all companies comprising the Morningstar Semiconductor Equipment & Materials Industry Group Index and the Morningstar Scientific & Technical Instruments Industry Group Index, published by Morningstar, Inc., with these indices weighted one-third (1/3) and two-thirds (2/3), respectively. A listing of the companies comprising each index is available from us by written request to our Corporate Secretary.

In 2009, our peer group consisted of a combination of all companies comprising the Hemscott Semiconductor Equipment & Materials Industry Group Index and the Hemscott Scientific & Technical Instruments Industry Group Index, which are also published by Morningstar, Inc., with the same weightings as the corresponding Morningstar indices noted above. This prior peer group is also reflected in the graph below. As a result of Morningstar’s acquisition of Hemscott, Inc., Morningstar is replacing the former series of Hemscott Industry Groups with their Morningstar equivalents. As such, we have updated our peer group to reflect the Morningstar Industry Groups.

COMPARES 5-YEAR CUMULATIVE RETURN AMONG

NEWPORT CORPORATION, NASDAQ MARKET INDEX,

CURRENT PEER GROUP AND PRIOR PEER GROUP

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

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K and in our annual reports that have been filed for the prior years presented.

	For the Year Ended (1)
	January 1,	January 2,	January 3,	December 29,	December 30,
(In thousands, except percentages)	2011	2010	2009	2007	2006
		(2)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$479,787	$366,989	$445,336	$445,197	$454,724
Cost of sales	274,491	224,387	274,542	259,636	256,756

Gross profit	205,296	142,602	170,794	185,561	197,968

Selling, general and administrative expenses	112,754	112,177	118,518	116,476	114,533
Research and development expense	39,278	36,948	46,068	42,570	41,981
Loss (gain) on sale of assets and related costs (3)	542	4,355	(2,504)	—	—
Impairment charges (4)	—	360	119,944	—	—

Operating income (loss)	52,722	(11,238)	(111,232)	26,515	41,454

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net (5)	—	101	(7,040)	—	—
Write-down of minority interest investment (6)	—	—	(2,890)	—	—
Gain on extinguishment of debt (7)	—	328	7,734	—	—
Interest and other expense, net	(8,481)	(8,564)	(6,751)	(4,053)	(759)

Income (loss) from continuing operations before income taxes	44,241	(19,373)	(120,179)	22,462	40,695
Income tax provision (benefit) (8)	3,128	(1,967)	28,545	(17,229)	2,193

Income (loss) from continuing operations before discontinued operations	41,113	(17,406)	(148,724)	39,691	38,502
Loss from discontinued operations, net of income tax benefits (9)	—	—	—	—	(1,075)

Net income (loss)	$41,113	$(17,406)	$(148,724)	$39,691	$37,427

Percentage of net sales:
Gross profit	42.8%	38.9%	38.4%	41.7%	43.5%
Selling, general and administrative expenses	23.5%	30.6%	26.6%	26.2%	25.2%
Research and development expense	8.2%	10.1%	10.4%	9.6%	9.2%
Operating income (loss)	11.0%	(3.1)%	(24.9)%	5.9%	9.1%
Income (loss) from continuing operations before discontinued operations	8.5%	(4.8)%	(33.4)%	8.9%	8.5%
Net income (loss)	8.5%	(4.8)%	(33.4)%	8.9%	8.2%

	As of or for the Year Ended
(In thousands, except per share and worldwide employment figures)	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007	December 30, 2006
PER SHARE INFORMATION:
Basic net income (loss) per share:
Income (loss) from continuing operations before discontinued operations	$1.12	$(0.48)	$(4.11)	$1.03	$0.95
Loss from discontinued operations, net of income tax benefits	—	—	—	—	(0.03)

Net income (loss)	$1.12	$(0.48)	$(4.11)	$1.03	$0.92

Diluted net income (loss) per share:
Income (loss) from continuing operations before discontinued operations	$1.09	$(0.48)	$(4.11)	$1.02	$0.91
Loss from discontinued operations, net of income tax benefits	—	—	—	—	(0.02)

Net income (loss)	$1.09	$(0.48)	$(4.11)	$1.02	$0.89

Shares used in computation of income (loss) per share:
Basic	36,647	36,175	36,155	38,479	40,698
Diluted	37,726	36,175	36,155	39,058	42,167

Total stockholders’ equity per diluted share	$7.83	$7.04	$7.34	$10.93	$10.32

BALANCE SHEET INFORMATION:
Cash and marketable securities	$200,184	$141,923	$148,420	$143,864	$85,413
Working capital	$288,650	$236,510	$263,507	$284,676	$200,808
Total assets	$556,390	$493,407	$524,903	$698,323	$593,015
Short-term borrowings	$12,468	$11,056	$14,089	$12,402	$9,481
Long-term borrowings (includes borrowings under capital leases)	$123,198	$122,636	$136,807	$153,489	$52,125
Stockholders’ equity	$295,459	$254,636	$265,197	$426,838	$434,953

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	36,909	36,316	36,049	36,918	41,458
Average worldwide employment	1,687	1,683	1,900	1,943	1,940
Sales per employee	$284	$218	$234	$229	$234

(1)	We use a 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011, fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010, fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009, fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007 and fiscal year 2006 (referred to herein as 2006) ended on December 30, 2006. Fiscal years 2010 and 2009 each consisted of 52 weeks, and fiscal year 2008 consisted of 53 weeks.
(2)	In July 2009, we entered into an asset exchange transaction in which we acquired substantially all of the assets of the New Focus business. Our results of operations for 2009 included the results of operations of the New Focus business from July 4, 2009, the closing date of the acquisition.
(3)	In 2010, we sold our Hilger Crystals Limited subsidiary for $4.0 million in cash. We recognized a loss of $0.5 million after considering the net asset carrying value of $2.5 million, charges of $1.4 million related to the pension plan associated with this business, a charge of $0.4 million to write off an inter-company receivable, and transaction expenses of $0.2 million. In 2009, we entered into an asset exchange transaction in which we sold substantially all of the assets of our diode laser business, which had a book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. In 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement.
(4)

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
(5)	In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. In 2008, due to uncertainty regarding collectability of such note receivable and amounts owed under the sublease, we wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note. In 2009, we recognized $0.1 million as a recovery on the note, net of certain costs. See further discussion in Note 16 of the Notes to Consolidated Financial Statements.
(6)	In 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment.
(7)	In 2009, we extinguished $20.2 million of our convertible subordinated notes for $18.7 million. After allocating $0.3 million of the extinguished amount to the equity component of the notes, we recorded a gain of $0.3 million on extinguishment of the debt, net of unamortized fees and debt discount. In 2008, we extinguished $28.0 million of our convertible subordinated notes for $16.8 million, and we recorded a gain of $7.7 million on extinguishment of the debt, net of unamortized fees and debt discount.
(8)	We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets. In 2007, we reduced the valuation allowance against our deferred tax assets by $19.8 million, and in 2008, we reestablished such valuation allowance and recorded an additional valuation allowance of $4.6 million. In 2010, we reduced such valuation allowance by $18.2 million, primarily due to income generated during the year. See further discussion in Note 11 of the Notes to Consolidated Financial Statements regarding our valuation allowance.
(9)	In 2005, our Board of Directors approved a plan to sell our robotic systems operations. This divestiture has been accounted for as discontinued operations for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on assumptions that we consider reasonable. When used in this report, the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K.

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

Acquisitions and Divestitures

On July 19, 2010, we sold all of the outstanding capital stock of our Hilger Crystals Limited subsidiary. We received $4.0 million in cash as consideration for the sale. In addition, if Hilger Crystals Limited achieves certain specified revenue targets in the 18-month period following the closing date, we could receive up to an additional $0.75 million in cash.

We recognized a net loss of $0.5 million related to this transaction in 2010. The net asset value of Hilger Crystals Limited at the time of the sale was $2.5 million, including $0.6 million of goodwill allocated to the business, and we incurred charges totaling $1.4 million related to the pension plan associated with the business, a charge of $0.4 million to write off an inter-company receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction. Such net loss has been included in loss (gain) on sale of assets and related costs in the accompanying consolidated statements of operations. In addition, we recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which is included in interest and other expense, net.

The assets of the Hilger Crystals business had previously been included in our PPT Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$1,714
Other assets	1,775
Current liabilities	(1,020)

$2,469

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

$14,865

Fiscal Year End

We use a 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011, fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010, and fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009. Fiscal years 2010 and 2009 each consisted of 52 weeks, and fiscal year 2008 consisted of 53 weeks.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. Our significant accounting policies are discussed in Note 1 (Organization and Summary of Significant Accounting Policies) to the Notes to Consolidated Financial Statements, included in Item 15 (Exhibits, Financial Statement Schedules) of this Annual Report on Form 10-K. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension plans, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation expense. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation; however, we record the full cost of the product at the time of shipment. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales. Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses. Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Accounts and Notes Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectability of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables.

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes generally range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to notes receivable. At January 1, 2011 and January 2, 2010, notes receivable, net totaled $3.3 million and $2.3 million, respectively. Certain of these promissory notes are sold with recourse to banks in Japan with which we regularly do business. The sales of these receivables have been accounted for as secured borrowings, as we have not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing - Secured Borrowing and Collateral. The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At January 1, 2011 and January 2, 2010, the principal amount of such promissory notes included in notes receivable, net and short-term borrowings in the accompanying consolidated balance sheets totaled $2.0 million and $1.3 million, respectively.

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

Inventories

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that we expect to hold for longer than one year are included in other assets in the accompanying consolidated balance sheets. We write down excess and obsolete inventory to net realizable value. Once we write down the carrying value of inventory, a new cost basis is established, and we do not increase the newly established cost basis based on subsequent changes in facts and circumstances. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current and committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales. Should actual demand requirements differ from our estimates, we may be required to reduce the carrying value of inventory to net realizable value, resulting in a charge to cost of sales which could adversely affect our operating results.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90 day warranty. Products of this division sold to OEM customers generally carry longer warranties, typically 15 to 19 months. Products sold by our Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $4.1 million and $3.9 million as of January 1, 2011 and January 2, 2010, respectively. As of January 1, 2011 and January 2, 2010, the amounts accrued for long-term warranty obligations were not material.

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

We hold minority interests in companies having operations or technologies in areas which were within or adjacent to our strategic focus when acquired, all of which are privately held and whose values are difficult to determine. Investments in technology companies involve significant risks, including the risks that such companies may be unable to raise additional required operating capital on acceptable terms or at all, or may not achieve or maintain market acceptance of their technology or products. In the event that any of such risks occurs, the value of our investment could decline significantly. In addition, because there is no public market for the securities we have acquired, our ability to liquidate our investments is limited, and such markets may not develop in the future. During 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment. At January 1, 2011 and January 2, 2010, none of our minority interest investments had any carrying value. If we are able to liquidate our holdings in any minority interest investments in the future, any proceeds received from such a transaction will be recognized as a gain in the period in which the stock is sold.

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

At the end of the fourth quarter of 2008, due to a significant decline in our market capitalization, we reevaluated our goodwill and determined that the goodwill related to our Lasers Division was impaired and recorded a goodwill impairment charge of $104.6 million. There were no such impairments during 2010 or 2009.

During 2008, we conducted an impairment analysis on our intangible assets and, due to diminished cash flow projections for certain products, determined that certain developed technology related to our Lasers Division was impaired. Accordingly, we recorded impairment charges totaling $15.4 million, which consisted of a charge of $12.5 million related to developed technology associated with the Spectra-Physics acquisition and a charge of $2.9 million related to developed technology that we acquired from Picarro, Inc. (Picarro) in 2006. During 2009, we determined that we would not continue to pursue technology related to certain purchased in-process research and development related to the New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

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

We currently maintain a valuation allowance against a significant portion of our gross deferred tax assets. We monitor our actual results, forecast data and other available evidence, both positive and negative, and we periodically increase or reduce the valuation allowance based on our determinations of whether it is more likely than not that we will realize our net deferred tax assets. An explanation of adjustments made to our valuation allowance in 2008, 2009 and 2010 is included in the discussion of our results of operations under the heading “Income Taxes” on page 47 below. As of January 1, 2011, we were in a cumulative three-year loss position in the United States and certain foreign jurisdictions. After evaluating this loss position together with other positive and negative evidence, we could not determine as of January 1, 2011 that it is more likely than not that some or all of our domestic deferred tax assets and certain deferred tax assets related to our foreign subsidiaries will be realized. Therefore, we have maintained a valuation allowance of $42.3 million against our deferred tax assets as of January 1, 2011. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets. If we continue to meet our forecast of future income, we may have enough positive evidence to release our valuation allowance against our domestic deferred tax assets during the second half of 2011.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock unit awards is based on the closing market price of our common stock on the date of grant.

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

A substantial portion of our awards vest based upon the achievement of one or more financial performance goals established by the Compensation Committee of our Board of Directors. Currently, such performance goals relate to the fiscal year in which the award is granted, and if such performance goals are met, the awards vest in equal installments on the first three anniversaries of the grant date. For awards issued prior to 2009, the vesting of such awards is conditioned upon achievement of performance goals relating to three annual performance periods. Until we have determined that performance goals have been met, the amount of expense that we record relating to performance-based awards is estimated based on the likelihood of achieving the performance goals. Estimating the likelihood of achievement of performance goals requires significant judgment, as such estimates are based on forecasted results of operations. We also make certain judgments regarding expected forfeitures of all stock-based awards, which may vary significantly from actual forfeitures. If our actual results of operations or forfeitures differ from our estimates, we may need to increase or decrease the compensation expense related to stock-based awards, which could significantly impact the amount of stock-based compensation expense recorded in a given period.

The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance goals in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Year Ended
(In thousands)	January 1, 2011	January 2, 2010	January 3, 2009

Cost of sales	$392	$137	$52
Selling, general and administrative expenses	3,896	1,979	1,654
Research and development expense	560	216	97

	$4,848	$2,332	$1,803

Results of Operations for the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.2	61.1	61.6

Gross profit	42.8	38.9	38.4

Selling, general and administrative expenses	23.5	30.6	26.6
Research and development expense	8.2	10.1	10.4
Loss (gain) on sale of assets and related costs	0.1	1.2	(0.6)
Impairment charges	—	0.1	26.9

Operating income (loss)	11.0	(3.1)	(24.9)

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	—	0.0	(1.6)
Write-down of minority interest investment	—	—	(0.7)
Gain on extinguishment of debt	—	0.1	1.7
Interest and other expense, net	(1.8)	(2.3)	(1.5)

Income (loss) before income taxes	9.2	(5.3)	(27.0)

Income tax provision (benefit)	0.7	(0.5)	6.4

Net income (loss)	8.5%	(4.8)%	(33.4)%

In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.

Net Sales

For 2010, 2009 and 2008, our net sales totaled $479.8 million, $367.0 million and $445.3 million, respectively. Our total net sales increased $112.8 million, or 30.7%, in 2010 compared with 2009. Net sales by our PPT Division increased $78.0 million, or 35.5%, and net sales by our Lasers Division increased $34.8 million, or 23.6%, in 2010 compared with the prior year period. The increased sales in 2010 resulted primarily from improved worldwide macroeconomic conditions across our end markets, particularly the strong market conditions in the semiconductor equipment industry during 2010 following a severe downturn in that cyclical industry in 2008 and 2009. In addition, the acquisition of the New Focus business, which we completed at the end of the second quarter of 2009, contributed to the increase in net sales for the full year of 2010 compared with 2009, which had included only two quarters of sales from the New Focus business. Our sales for 2010 included $36.9 million in sales from the New Focus business, which is included in our PPT Division, compared with $10.3 million in sales for 2009.

Our total net sales decreased $78.3 million, or 17.6%, in 2009 compared with 2008. Net sales by our PPT Division decreased $38.1 million, or 14.8%, and net sales by our Lasers Division decreased $40.2 million, or 21.4%, in 2009 compared with the prior year period. During 2009, we experienced decreases in net sales compared with 2008 in all of our end markets. These decreases resulted primarily from poor worldwide macroeconomic conditions and the cyclical downturn in the semiconductor equipment industry, particularly in the first half of 2009.

Net sales to the scientific research, aerospace and defense/security markets were $160.4 million, $143.7 million and $151.0 million for 2010, 2009 and 2008, respectively. The increase of $16.7 million, or 11.7% in 2010 compared with 2009 was due primarily to an improvement in overall macroeconomic conditions in these markets due to higher levels of research funding by governmental entities, corporations and private foundations. The increase in net sales to these markets for 2010 was also due to the inclusion of a full year of sales of the New Focus business, which we acquired at the end of the second quarter of 2009, which contributed $12.7 million in sales to these markets for 2010 compared with $4.6 million in sales for 2009. The decrease of $7.3 million, or 4.9%, in 2009 compared with 2008 was due primarily to decreased sales to research customers, including universities, resulting from lower funding from governmental entities, corporations and private foundations, and decreased sales to defense contractor customers, offset in part by additional sales from our acquisition of the New Focus business. Generally, our net sales to these markets by both of our divisions may fluctuate from period to period due to the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market were $151.9 million, $84.6 million and $130.2 million for 2010, 2009 and 2008, respectively. The increase of $67.3 million, or 79.4%, in 2010 compared with 2009 was due primarily to a significant increase in sales to customers in the semiconductor equipment industry as a result of the upturn in that cyclical industry during 2010. The increase in net sales to this market was also due to the inclusion of a full year of sales of the New Focus business, which contributed $21.0 million in sales to this market for 2010 compared with $3.3 million in sales for 2009. These increases were offset in part by a decrease in sales of systems for photovoltaic applications. The decrease of $45.6 million, or 35.0%, in 2009 compared with 2008 was due primarily to a significant decline in sales of products and systems to our semiconductor capital equipment customers as a result of the cyclical downturn in that industry, and due to the fact that sales of laser-based disk texturing systems that occurred in 2008 did not recur in 2009.

Net sales to the life and health sciences market were $96.5 million, $87.5 million and $90.1 million for 2010, 2009 and 2008, respectively. The increase of $9.0 million, or 10.3%, in 2010 compared with 2009 was due to an improvement in the overall macroeconomic conditions in this market and an increase in sales of products for bioinstrumentation and bioimaging applications by our PPT Division, offset in part by a reduction in sales of diode laser products. We divested our diode laser operations at the end of the second quarter of 2009, however we continue to distribute certain diode laser products in Japan. Sales of diode laser products to the life and health sciences market in 2010 were $0.9 million, compared with $4.9 million in 2009. The overall decrease of $2.6 million, or 2.9%, in 2009 compared with 2008 was also due primarily to a reduction in sales of diode laser products resulting from the divestiture of our diode laser operations, and to decreased sales of products for bioinstrumentation applications, offset in part by higher sales of products for bioimaging applications.

Net sales to our industrial and other end markets were $71.0 million, $51.2 million and $74.0 million for 2010, 2009 and 2008, respectively, representing an increase of $19.8 million, or 38.8%, in 2010 compared with 2009, and a decrease of $22.8 million, or 30.9%, in 2009 compared with 2008. The increase in sales to these varied markets in 2010 compared with 2009 was due to significantly improved macroeconomic conditions. The decrease in sales in 2009 compared with 2008 was due primarily to the poor worldwide macroeconomic conditions during 2009.

Geographically, net sales were as follows:

	Year Ended
(In thousands, except percentages)	January 1,	January 2,		Percentage
	2011	2010	Increase	(Decrease)
United States	$233,479	$169,947	$63,532	37.4%
Europe	102,369	97,886	4,483	4.6
Pacific Rim	123,364	79,770	43,594	54.6
Other	20,575	19,386	1,189	6.1

Total sales	$479,787	$366,989	$112,798	30.7%

	Year Ended			Percentage
(In thousands, except percentages)	January 2,	January 3,		Increase /
	2010	2009	Decrease	(Decrease)
United States	$169,947	$208,736	$(38,789)	(18.6)%
Europe	97,886	114,936	(17,050)	(14.8)
Pacific Rim	79,770	100,676	(20,906)	(20.8)
Other	19,386	20,988	(1,602)	(7.6)

Total sales	$366,989	$445,336	$(78,347)	(17.6)%

The increases in sales to customers in the United States and the Pacific Rim in 2010 compared with 2009 were due primarily to increased sales to customers in our microelectronics market as a result of the upturn in the semiconductor equipment industry, as well as to the improved overall macroeconomic conditions in all of our end markets. The increase in sales to customers in Europe in 2010 compared with the prior year was due primarily to increased sales to customers in our industrial manufacturing and microelectronics end markets as a result of the improved overall macroeconomic conditions.

Poor global macroeconomic conditions in 2009 resulted in decreased sales to customers in all geographic regions compared with 2008. In particular, sales to customers in the United States, Europe and the Pacific Rim were negatively impacted by the cyclical downturn in the semiconductor equipment industry, and sales to the Pacific Rim were also negatively impacted by the absence of sales of laser-based disk texturing systems in 2009 compared with significant sales of such systems in 2008.

Gross Margin

Gross margin was 42.8%, 38.9% and 38.4% for 2010, 2009 and 2008, respectively. The increase in gross margin in 2010 compared with 2009 was due primarily to improved absorption of manufacturing overhead resulting from our higher sales level, lower excess and obsolete inventory reserves as a result of increased demand for products, and a higher proportion of sales of higher margin products. The increase in gross margin in 2009 compared with 2008 was due primarily to improved gross margins in our Lasers Division as a result of the divestiture of our diode laser operations, decreased warranty expenses, lower personnel costs resulting from headcount reductions, and improved operating efficiencies at certain facilities as a result of our cost reduction actions. This increase was offset in part by lower absorption of fixed overhead costs resulting from reduced sales.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $112.8 million, or 23.5% of net sales, $112.2 million, or 30.6% of net sales, and $118.5 million, or 26.6% of net sales, during 2010, 2009 and 2008, respectively. The slight increase in SG&A expenses in absolute dollars in 2010 compared with 2009 was due primarily to an increase of $8.5 million in expenses related to incentive compensation due to our improved sales and earnings performance, which was offset in large part by $3.5 million of severance related costs incurred during 2009 that did not recur during 2010 and a decrease of $4.6 million in rent and utilities. The decreased rent was due primarily to duplicate rental charges that we incurred in the 2009 period while we transitioned from our Mountain View facility to our Santa Clara facility that did not recur in 2010, and to the lower rental rate at the Santa Clara facility. The increase in SG&A expenses in absolute dollars in 2010 was also due to increased third party commissions, freight costs and professional fees, offset in part by decreases in bad debt expense and depreciation.

The decrease in SG&A expenses in absolute dollars in 2009 compared with 2008 was due primarily to decreased wages of $3.5 million, consulting expenses of $3.0 million and travel expenses of $2.1 million, offset in part by increased rent of $2.1 million and incentive compensation of $1.3 million. There were also decreases in advertising expenses, shipping costs, accounting fees and insurance expenses, offset in part by increased bad debt expense and benefits costs.

In general, we expect that SG&A expenses will vary as a percentage of sales in the future based on our sales level in any given period. Because the majority of our SG&A expenses are fixed in the short term, these changes in SG&A expenses will likely not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $39.3 million, or 8.2% of net sales, $36.9 million, or 10.1% of net sales, and $46.1 million, or 10.4% of net sales, during 2010, 2009 and 2008, respectively. The increase in R&D expense in absolute dollars in 2010 compared with 2009 was due primarily to the addition of R&D expense related to the New Focus business, for which there was only two quarters of corresponding expense in the prior year, and to increased new product development activity across the remainder of our business. The increase in 2010 was also due to increased personnel costs resulting primarily from higher incentive compensation due to our improved financial performance. The increase was offset in part by the elimination of R&D expense related to our diode laser operations as a result of our divestiture of such operations in July 2009.

The decrease in R&D expense in 2009 compared with 2008 was due to reduced spending in both our Lasers and PPT Divisions. The decrease in R&D spending in our Lasers Division was due primarily to the reduced expenses resulting from the divestiture of our diode laser operations and reduced headcount within the remainder of the division. The decrease in R&D spending in our PPT Division was due primarily to reduced spending on projects related to solar cell manufacturing applications, as the design and development of certain products was completed during 2008, and to reduced headcount.

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

Loss / Gain on Sale of Assets and Related Costs

During 2010, we recognized a loss of $0.5 million associated with the sale of our Hilger Crystals Limited subsidiary, which was completed on July 19, 2010, as discussed under “Acquisitions and Divestitures” on page 35. Our Hilger Crystals business had previously been included in our PPT Division.

In the second quarter of 2009, we sold certain assets and transferred certain liabilities related to our diode laser operations based in Tucson, Arizona to Oclaro, and we recorded a loss on the sale of such assets of $4.4 million in 2009. These assets had previously been included in our Lasers Division.

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

During the fourth quarter of 2008, due to a significant decline in our market capitalization and diminished cash flow projections related to certain laser products, we determined that goodwill and certain purchased intangible assets related to our Lasers Division were impaired. As a result, we recorded goodwill impairment charges totaling $104.6 million, which consisted of a charge of $103.0 million related to goodwill associated with the acquisition of Spectra-Physics and a charge of $1.6 million related to goodwill associated with the acquisition of certain assets from Picarro. In addition, we recorded impairment charges related to certain purchased intangible assets totaling $15.4 million, which consisted of a charge of $12.5 million related to developed technology associated with the acquisition of Spectra-Physics and a charge of $2.9 million related to developed technology acquired from Picarro.

Write-Down of Note Receivable and Other Amounts

In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. We had previously classified this business as a discontinued operation. Kensington failed to make certain principal, interest and rent payments due under our agreements. The note was secured by a first-priority security interest in certain Kensington assets. In 2008, due to uncertainty regarding the collectability of such amounts, we wrote off the note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, we have recorded this write-down through continuing operations in our consolidated statements of operations. In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note. In 2009, we recognized $0.1 million as a recovery on the note, net of certain costs.

Write-Down of Minority Interest Investment

We own a minority interest in a privately held developer of flip chip and advanced packaging equipment for back-end semiconductor manufacturing applications. During the fourth quarter of 2008, we determined that such investment had declined in value and that such decline was other-than-temporary. Accordingly, we recorded a charge of $2.9 million to write off the full carrying value of this investment. In early 2010, this company filed a registration statement for an initial public offering, which has not yet been completed. If and when this offering is complete, the public market for the company’s stock would create greater liquidity for this investment. If we are able to liquidate our holdings in the future, any proceeds received from such a transaction will be recognized as a gain in the period in which the stock is sold.

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

Interest and Other Expense, Net

Interest and other expense, net was $8.5 million, $8.6 million and $6.8 million in 2010, 2009 and 2008, respectively. The decrease in interest and other expense, net in 2010 compared with 2009 was due primarily to a decrease in interest expense as a result of lower outstanding balances on our convertible subordinated notes and transaction gains resulting from foreign currency fluctuations, offset in large part by the write off of $0.6 million for previously unrealized currency translation losses associated with our Hilger Crystals Limited subsidiary, which we sold in the third quarter of 2010, and a decrease in interest income earned due to lower interest rates. The increase in interest and other expense, net in 2009 compared with 2008 was due primarily to lower interest income earned as a result of lower interest rates and transaction losses resulting from foreign currency fluctuations, offset in part by a decrease in interest expense due to lower outstanding balances on our convertible subordinated notes.

Income Taxes

Our effective income tax rate reflected tax expense of 7.1% for 2010, tax benefit of 10.2% for 2009 and tax expense of (23.8%) for 2008. During the fourth quarter of 2008, we determined that goodwill and certain purchased intangible assets related to our Lasers Division were impaired, and we recorded impairment charges of $119.9 million, which resulted in a cumulative three-year loss position as of January 3, 2009. After evaluating this loss position together with other positive and negative evidence, we determined that it was more likely than not that some or all of our net deferred tax assets would not be realized. Therefore, in the fourth quarter of 2008, we recorded a valuation allowance of $19.8 million against our domestic deferred tax assets and certain deferred tax assets related to our foreign subsidiaries. In addition, due to such impairment of goodwill and other intangible assets, we determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, we recorded an additional valuation allowance of $4.6 million in 2008. In the fourth quarter of 2009, after evaluating all positive and negative evidence, it was determined that it was more likely than not that we would realize the net deferred tax assets applicable to our German entity. Therefore, we recorded a release of the valuation allowance associated with this entity of $2.5 million. During 2010, we released a total of $16.9 million of the valuation allowance related to the realization of domestic deferred tax assets as a result of the income we generated in 2010. We also recorded a reduction to foreign deferred tax assets and a corresponding reduction of $1.3 million to the valuation allowance related to deferred tax assets that were lost due to reorganizations, sales, and liquidations of certain foreign entities. As of January 1, 2011, we were still in a cumulative three-year loss position in the United States and certain foreign jurisdictions. After evaluating this loss position together with other positive and negative evidence, we could not determine as of January 1, 2011 that it is more likely than not that some or all of our domestic deferred tax assets and certain deferred tax assets related to our foreign subsidiaries will be realized. Therefore, we maintained a valuation allowance against our deferred tax assets of $42.3 million as of January 1, 2011.

As of January 1, 2011, we had $10.0 million of gross unrecognized tax benefits and a total of $9.1 million of net unrecognized tax benefits, which, if recognized, would affect our effective tax rate. We believe that it is reasonably possible that unrecognized tax benefits may decrease by $1.0 million within the next twelve months. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Such accrual totaled $0.8 million as of January 1, 2011.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances increased to $200.2 million as of January 1, 2011 from $141.9 million as of January 2, 2010. This increase was attributable primarily to cash generated from our operations, proceeds from the sale of our Hilger Crystals Limited subsidiary and proceeds from the issuance of common stock under our employee stock plans, offset in part by capital expenditures, net repayments of short-term borrowings, and payments made in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans.

Net cash provided by our operating activities of $70.6 million was attributable primarily to cash provided by our results of operations, an increase of $9.5 million in accounts payable due to the timing of payments and an increase of $8.8 million in accrued payroll expenses due to higher accrued incentive compensation and the timing of payments, offset in part by an increase of $13.9 million in accounts and notes receivable due to higher sales and the timing of collections and an increase of $11.4 million in gross inventory. During 2010, while our gross inventory balance increased $11.4 million, our net current inventory balance decreased by $5.4 million as a result of transferring $7.0 million to a long-term inventory account, $5.8 million in charges related to excess and obsolete inventory, $2.4 million in amortization of demonstration equipment and $0.9 million in inventory sold in connection with the sale of our Hilger Crystals Limited subsidiary.

Net cash used in investing activities of $62.5 million consisted of net purchases of marketable securities of $57.6 million and purchases of property and equipment of $8.9 million, offset in part by $4.0 million in proceeds we received from the sale of our Hilger Crystals Limited subsidiary.

Net cash used in financing activities of $2.4 million was attributable primarily to the net repayment of short-term borrowings of $3.5 million and payments of $1.3 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds from the sale of stock under employee plans.

As of January 1, 2011, we had cash and cash equivalents of $91.0 million and marketable securities of $109.2 million. The majority of the marketable securities are invested in one portfolio managed by an investment management firm, under the oversight of our senior financial management team. This portfolio manager invests the funds allocated in accordance with our Investment Policy, which is reviewed regularly by our senior financial management and the Audit Committee of our Board of Directors. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, extinguishment or repayment of notes, capital expenditures and contractual obligations, and changes in interest rates.

In February 2007, we issued $175 million of convertible subordinated notes due 2012, which notes bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. The sale of the notes generated net proceeds of $169.4 million after deducting offering fees and expenses. At the time of issuance of the notes, we used $40.0 million of the net proceeds from the offering to repurchase 2.1 million shares of our common stock at a purchase price of $18.86 per share, and $48.2 million of the net proceeds from the offering to prepay all of our long-term debt owed to Thermo pursuant to the note originally issued as part of the purchase price for Spectra-Physics in 2004. During 2007 and 2008, we used a portion of the proceeds from these notes to repurchase shares of our common stock under the stock repurchase programs approved by our Board of Directors. In addition, as noted above, during 2009 and 2008, we extinguished $20.2 million and $28.0 million of these notes for $18.7 million and $16.8 million, respectively. We intend to use the remaining proceeds from the offering for working capital and other general corporate purposes, which may include potential acquisitions, or extinguishment or repayment of the convertible notes. At January 1, 2011, these notes had an outstanding principal balance of $126.8 million, which is due and payable in February 2012 when the notes mature. Our current cash, cash equivalents and marketable securities are sufficient to pay the outstanding principal balance of the notes, although they would be depleted significantly in so doing. We discuss certain risks associated with our ability to pay these notes and the impact of such payment upon us in “Risk Factors — Our convertible debt imposes significant financial obligations upon us, and certain provisions of our convertible notes could discourage a change in control” on page 25.

In June 2008, we issued 300 million yen ($3.7 million at January 1, 2011) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011.

At January 1, 2011, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.26% at January 1, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.25% at January 1, 2011) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At January 1, 2011, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

Our two revolving lines of credit with Japanese banks totaled 900 million yen ($11.0 million at January 1, 2011) and expire as follows: $7.3 million on March 1, 2011 (which has subsequently been extended to June 1, 2011) and $3.7 million on August 31, 2011. The $7.3 million line of credit bears interest at the prevailing bank rate and the $3.7 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.7 million line of credit. At January 1, 2011, we had $6.7 million outstanding and $4.3 million available for borrowing under these lines of credit. Amounts outstanding under these revolving lines of credit are included in short-term borrowings in the accompanying consolidated balance sheets. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.7 million at January 1, 2011), have no expiration dates and bear interest at the bank’s prevailing rate. At January 1, 2011, we had $2.0 million outstanding and $4.7 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets. As of January 1, 2011, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.1%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. Under this program, we repurchased 127,472 shares for $1.4 million during 2008. We made no purchases under this program in 2009 or 2010. As of January 1, 2011, a total of approximately 3.9 million shares remained available for repurchase under the program.

During 2011, we expect to use $10 million to $15 million of cash for capital expenditures.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 16-28), and there can be no assurance that we will not require additional funding in the future.

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

Contractual Obligations

We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities. In addition, we have purchase obligations related to minimum usage amounts for telecommunications and data services. We typically exceed these minimum purchase obligations.

Our long-term debt, capital and operating lease obligations, purchase obligations and pension benefit obligations at January 1, 2011 were as follows:

(In thousands)	Capital Leases	Long-Term Debt	Operating Leases	Purchase Obligations	Pension Benefits	Total Obligations
Payments Due By Period:
2011	$245	$3,169	$9,001	$420	$1,309	$14,144
2012	206	128,360	6,872	420	810	136,668
2013	178	—	6,592	210	743	7,723
2014	177	—	6,026	—	755	6,958
2015	176	—	4,863	—	809	5,848
Thereafter	419	—	28,563	—	15,053	44,035

Total minimum payments	1,401	131,529	$61,917	$1,050	$19,479	$215,376

Less amount representing interest	(264)	(4,754)

Present value of obligation	$1,137	$126,775

We have subleased certain of our facilities. Future minimum rentals to be received by us under non-cancelable subleases at January 1, 2011 were as follows:

(In thousands)	Operating Leases
Payments Due By Period:
2011	$321
2012	19

Total minimum sublease payments	$340

Our gross unrecognized tax benefits at January 1, 2011 were $10.0 million. It is reasonably possible that unrecognized tax benefits may decrease by $1.0 million within the next twelve months. However, we are not able to provide a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements. ASU No. 2009-13 became effective for revenue arrangements entered into beginning in our fiscal year of 2011. The adoption of ASU No. 2009-13 has not had a material impact on our financial position or results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income (loss) in our consolidated statements of operations. Net foreign exchange gains and losses were not material to our reported results of operations for the last three years. There were no forward exchange contracts outstanding at January 1, 2011 or January 2, 2010.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a hypothetical 10% change in foreign exchange rates would not have had a material effect on our reported net income for the year ended January 1, 2011. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.7 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $200.2 million at January 1, 2011, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not part of such plans, which totaled $8.6 million at January 1, 2011, are sensitive to interest rates and economic conditions in Europe. We estimate that a hypothetical 10% change in the interest rate earned on our investment portfolio or a 10% change in interest rates on our lines of credit would not have had a material effect on our net income for 2010.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of January 1, 2011. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of January 1, 2011.

Attestation Report

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended January 1, 2011, has issued an attestation report on our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the Company) as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated March 7, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 7, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2011 and delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders, which is expected to be held on May 17, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2011 and delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders, which is expected to be held on May 17, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2011 and delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders, which is expected to be held on May 17, 2011, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2011 and delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders, which is expected to be held on May 17, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 1, 2011 and delivered to stockholders in connection with our 2011 Annual Meeting of Stockholders, which is expected to be held on May 17, 2011.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit Number	Description of Exhibit

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Third Amendment to Lease dated December 15, 2010, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California.

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.9*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*	Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.16*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description of Exhibit

10.17*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.18*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.19*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.20*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.21	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.22	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.23	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.24	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2011.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2011
Robert J. Phillippy

/s/ Charles F. Cargile	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2011
Charles F. Cargile

/s/ Mark J. Nelson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2011
Mark J. Nelson

/s/ Robert L. Guyett	Director	March 7, 2011
Robert L. Guyett

/s/ Oleg Khaykin	Director	March 7, 2011
Oleg Khaykin

/s/ Michael T. O’Neill	Director	March 7, 2011
Michael T. O’Neill

/s/ C. Kumar N. Patel	Director	March 7, 2011
C. Kumar N. Patel

/s/ Kenneth F. Potashner	Director	March 7, 2011
Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 7, 2011
Peter J. Simone

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated statements of operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	F-4

Consolidated balance sheets as of January 1, 2011 and January 2, 2010	F-5

Consolidated statements of cash flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	F-6

Consolidated statements of comprehensive income (loss) and stockholders’ equity for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	F-7

Notes to consolidated financial statements	F-8

Financial Statement Schedule – Schedule II – Valuation and qualifying accounts	F-41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Newport Corporation and subsidiaries (the “Company”) as of January 1, 2011, and January 2, 2010, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for the years ended January 1, 2011 and January 2, 2010. Our audits also included the consolidated financial statement schedule listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for the years ended January 1, 2011 and January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 7, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newport Corporation

We have audited the accompanying consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows of Newport Corporation for the year ended January 3, 2009. Our audit also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Orange County, California

March 16, 2009

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net sales	$479,787	$366,989	$445,336
Cost of sales	274,491	224,387	274,542

Gross profit	205,296	142,602	170,794

Selling, general and administrative expenses	112,754	112,177	118,518
Research and development expense	39,278	36,948	46,068
Loss (gain) on sale of assets and related costs	542	4,355	(2,504)
Impairment charges	—	360	119,944

Operating income (loss)	52,722	(11,238)	(111,232)

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	—	101	(7,040)
Write-down of minority interest investment	—	—	(2,890)
Gain on extinguishment of debt	—	328	7,734
Interest and other expense, net	(8,481)	(8,564)	(6,751)

Income (loss) before income taxes	44,241	(19,373)	(120,179)

Income tax provision (benefit)	3,128	(1,967)	28,545

Net income (loss)	$41,113	$(17,406)	$(148,724)

Net income (loss) per share:
Basic	$1.12	$(0.48)	$(4.11)
Diluted	$1.09	$(0.48)	$(4.11)

Shares used in the computation of income (loss) per share:
Basic	36,647	36,175	36,155
Diluted	37,726	36,175	36,155

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$90,992	$87,727
Marketable securities	109,192	54,196
Accounts receivable, net of allowance for doubtful accounts of $2,587 and $3,111 as of January 1, 2011 and January 2, 2010, respectively	84,238	72,553
Notes receivable	3,313	2,264
Inventories	84,508	89,908
Deferred income taxes	9,424	4,835
Prepaid expenses and other current assets	10,362	13,963

Total current assets	392,029	325,446

Property and equipment, net	46,160	52,901
Goodwill	69,322	69,932
Deferred income taxes	3,493	4,437
Intangible assets, net	24,990	28,166
Investments and other assets	20,396	12,525

	$556,390	$493,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,468	$11,056
Accounts payable	31,691	24,312
Accrued payroll and related expenses	30,804	22,231
Accrued expenses and other current liabilities	28,416	31,337

Total current liabilities	103,379	88,936

Long-term debt, net of debt discount	122,042	121,231
Obligations under capital leases, less current portion	979	1,231
Accrued pension liabilities	13,279	10,215
Deferred income taxes and other liabilities	21,252	17,158

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 36,909,317 and 36,315,834 shares issued and outstanding as of January 1, 2011 and January 2, 2010, respectively	4,307	4,238
Capital in excess of par value	415,757	409,773
Accumulated other comprehensive income	4,036	10,379
Accumulated deficit	(128,641)	(169,754)

Total stockholders’ equity	295,459	254,636

	$556,390	$493,407

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,113	$(17,406)	$(148,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,668	19,932	21,882
Amortization of discount on convertible subordinated notes	4,058	4,575	5,182
Impairment of goodwill and intangible assets	—	360	119,944
Deferred income taxes, net	(131)	210	15,186
Provision for losses on inventories	5,792	10,298	7,989
Write-down of note receivable and other amounts related to previously discontinued operations	—	—	7,061
Write-down of minority interest investment	—	—	2,890
Stock-based compensation expense	4,848	2,332	1,803
Provision for doubtful accounts, net	787	1,346	574
Loss on sale of assets	872	3,765	—
Loss (gain) on disposal of property and equipment	100	860	(2,818)
Gain on extinguishment of debt	—	(328)	(7,734)
Increase (decrease) in cash, net of acquisitions and divestitures, due to changes in:
Accounts and notes receivable	(13,937)	7,021	9,435
Inventories	(11,365)	(6,179)	5,537
Prepaid expenses and other assets	871	(1,419)	(64)
Accounts payable	9,549	(2,083)	(8,538)
Accrued payroll and related expenses	8,844	293	(1,101)
Accrued expenses and other liabilities	488	1,088	16,223

Net cash provided by operating activities	70,557	24,665	44,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,868)	(9,668)	(18,575)
Proceeds from the sale of business	4,003	—	—
Proceeds from the sale of property and equipment, net of selling costs	—	—	6,983
Purchase of marketable securities	(141,307)	(36,701)	(71,789)
Proceeds from the sale and maturity of marketable securities	83,684	57,485	51,759
Acquisition of business	—	(3,000)	—

Net cash provided by (used in) investing activities	(62,488)	8,116	(31,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance long-term debt	—	—	3,307
Repayment of long-term debt	(159)	(18,644)	(16,850)
Proceeds from short term borrowings	12,336	23,867	33,184
Repayment of short term borrowings	(15,819)	(26,609)	(34,704)
Proceeds from the issuance of common stock under employee plans	2,548	765	2,053
Tax withholding payment related to net share settlement of equity awards	(1,343)	—	—
Purchases of the Company’s common stock	—	—	(12,822)

Net cash used in financing activities	(2,437)	(20,621)	(25,832)
Impact of foreign exchange rate changes on cash balances	(2,367)	693	(1,136)

Net increase (decrease) in cash and cash equivalents	3,265	12,853	(13,863)
Cash and cash equivalents at beginning of year	87,727	74,874	88,737

Cash and cash equivalents at end of year	$90,992	$87,727	$74,874

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$3,520	$4,185	$5,146
Income taxes, net	$(361)	$(53)	$26
Property and equipment accrued in accounts payable at year end	$7	$1,460	$—

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity

(In thousands)

			Capital in excess of par value	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Common Stock
	Shares	Amount
December 29, 2007	36,918	4,308	415,912	10,243	(3,624)	426,839
Net loss	—	—	—	—	(148,724)	(148,724)
Foreign currency translation loss	—	—	—	(3,251)	—	(3,251)
Unrecognized net pension gain, net of income tax of $48	—	—	—	6	—	6
Unrealized loss on marketable securities	—	—	—	(707)	—	(707)

Comprehensive loss						(152,676)
Issuance of common stock under employee plans	320	38	2,015	—	—	2,053
Stock-based compensation expense	—	—	1,803	—	—	1,803
Repurchases of common stock	(1,189)	(139)	(12,683)	—	—	(12,822)

January 3, 2009	36,049	4,207	407,047	6,291	(152,348)	265,197
Net loss	—	—	—	—	(17,406)	(17,406)
Foreign currency translation gain	—	—	—	2,394	—	2,394
Unrecognized net pension loss, net of income tax of $186	—	—	—	(607)	—	(607)
Unrealized gain on marketable securities, net of income tax of $600	—	—	—	2,301	—	2,301

Comprehensive loss						(13,318)
Issuance of common stock under employee plans	267	31	734	—	—	765
Extinguishment of equity component of long-term debt	—	—	(340)	—	—	(340)
Stock-based compensation expense	—	—	2,332	—	—	2,332

January 2, 2010	36,316	4,238	409,773	10,379	(169,754)	254,636
Net income	—	—	—	—	41,113	41,113
Foreign currency translation loss	—	—	—	(4,871)	—	(4,871)
Unrecognized net pension loss, net of income tax of $489	—	—	—	(1,007)	—	(1,007)
Unrealized loss on marketable securities	—	—	—	(465)	—	(465)

Comprehensive income						34,770
Issuance of common stock under employee plans	709	83	2,465	—	—	2,548
Tax withholding payment related to net share settlement of equity awards	(116)	(14)	(1,329)			(1,343)
Stock-based compensation expense	—	—	4,848	—	—	4,848

January 1, 2011	36,909	$4,307	$415,757	$4,036	$(128,641)	$295,459

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

The Company uses a 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2010 (referred to herein as 2010) ended January 1, 2011, fiscal year 2009 (referred to herein as 2009) ended January 2, 2010 and fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009. Fiscal years 2010 and 2009 each consisted of 52 weeks, and fiscal year 2008 consisted of 53 weeks.

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

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and accordingly, changes in fair values are reported in the statement of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in interest and other expense, net in the accompanying consolidated statements of operations. There were no forward exchange contracts outstanding at January 1, 2011 or January 2, 2010.

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

Accounts and Notes Receivable

The Company records reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on its historical collections experience. The Company estimates the collectability of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer. A considerable amount of judgment is required in assessing the ultimate realization of these receivables.

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to notes receivable. At January 1, 2011 and January 2, 2010, notes receivable, net totaled $3.3 million and $2.3 million, respectively. Certain of these promissory notes are sold with recourse to banks in Japan with which the Company regularly does business. The sales of these receivables have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing-Secured Borrowing and Collateral. The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At January 1, 2011 and January 2, 2010, the principal amount of such promissory notes included in notes receivable, net and short-term borrowings in the accompanying consolidated balance sheets totaled $2.0 million and $1.3 million, respectively.

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

The Company’s customers are concentrated in the scientific research, aerospace and defense/security, microelectronics, life and health sciences and industrial manufacturing markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended January 1, 2011, January 2, 2010 and January 3, 2009, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

Inventories

Inventories are stated at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that the Company expects to hold for longer than one year are included in other assets in the accompanying consolidated balance sheets. The Company writes down excess and obsolete inventory to net realizable value. Once the Company writes down the carrying value of inventory, a new cost basis is established, and the Company does not increase the newly established cost basis based on subsequent changes in facts and circumstances. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. The Company records any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets as follows:

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

Fair value of the Company’s reporting units is typically determined using a combination of a comparative company analysis, weighted at 25%, a comparative transaction analysis, weighted at 25%, and a discounted cash flow analysis, weighted at 50%. The comparative company analysis establishes fair value by applying market multiples to the Company’s revenue and earnings before interest, income taxes, depreciation and amortization. Such multiples are determined by comparing the Company’s reporting units with other publicly traded companies within the respective industries that have similar economic characteristics. In addition, a control premium is added to reflect the value an investor would pay to obtain a controlling interest, which is consistent with the median control premium for transactions in those industries in which the Company does business. The comparative transaction analysis establishes fair value by applying market multiples to the Company’s revenue. Such multiples are determined through recent mergers and acquisitions for companies within the respective industries that have similar economic characteristics to the Company’s reporting units. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit and applying a terminal growth rate. The present value of estimated discounted future cash flows is determined using the Company’s estimates of revenue and costs for the reporting units, driven by assumed growth rates, as well as appropriate discount rates. The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit. Due to recent market volatility, past transactions were deemed not to be comparable to the expected results from current transactions, and therefore, the comparative transaction analysis has been excluded from such analysis in recent years, and an additional weight of 25% has been added to the discounted cash flow analysis.

In the fourth quarter of 2008, due to a decline in its market capitalization, the Company reevaluated its goodwill and determined that the goodwill related to its Lasers Division was impaired and recorded a goodwill impairment charge of $104.6 million. There were no such impairments during 2010 or 2009.

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

Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90 day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will either be repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.

Environmental Reserves

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures are discounted to their present value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. See Note 10 for additional information.

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative fair value, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company records the full cost of the product at the time of shipment. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales. Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses. Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs were not material at January 1, 2011 and January 2, 2010. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $3.1 million, $3.3 million and $4.1 million for 2010, 2009 and 2008, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $4.9 million, $4.3 million and $5.3 million are included in selling, general and administrative expenses for 2010, 2009 and 2008, respectively.

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

Effective at the beginning of fiscal year 2007, the Company adopted ASC 740-10-25, Income Taxes—Recognition, for the recognition, measurement and disclosure of uncertain tax positions. Under ASC 740-10-25, income tax positions must meet the more-likely-than-not threshold to be recognized in the financial statements. The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as income tax expense.

Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is computed using the weighted-average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents (restricted stock units, stock options and stock appreciation rights) outstanding during the period, determined using the treasury stock method. Diluted loss per share excludes the antidilutive effects of common stock equivalents outstanding during the periods.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant.

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

A substantial portion of the Company’s awards vest based upon the achievement of one or more financial performance goals established by the Compensation Committee of the Company’s Board of Directors. Currently, such performance goals relate to the fiscal year in which the award is granted, and if such performance goals are met, the awards vest in equal installments on the first three anniversaries of the grant date. Until the Company has determined that performance goals have been met, the amount of expense that the Company records relating to performance-based awards is estimated based on the likelihood of achieving the performance goals. The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance goals in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include (but are not limited to) those related to revenue recognition, the allowance for doubtful accounts, inventory reserves, warranty obligations, pension plans, asset impairment valuations, income tax valuations, and stock-based compensation expenses.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which amends the guidance in ASC 605, Revenue Recognition. ASU No. 2009-13 eliminates the residual method of accounting for revenue on undelivered products and instead, requires companies to allocate revenue to each of the deliverable products based on their relative selling price. In addition, this ASU expands the disclosure requirements regarding multiple-deliverable arrangements. ASU No. 2009-13 became effective for revenue arrangements entered into beginning in the Company’s fiscal year of 2011. The adoption of ASU No. 2009-13 has not had a material impact on the Company’s financial position or results of operations.

NOTE 2 ACQUISITIONS, DIVESTITURES AND INVESTMENTS

Divestiture of Hilger Crystals Limited

On July 19, 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary. The Company received $4.0 million in cash as consideration for the sale. In addition, if Hilger Crystals Limited achieves certain specified revenue targets in the 18-month period following the closing date, the Company could receive up to an additional $0.75 million in cash.

The Company recognized a net loss of $0.5 million related to this transaction in 2010. The net asset value of Hilger Crystals Limited at the time of the sale was $2.5 million, including $0.6 million of goodwill allocated to the business, and the Company incurred charges totaling $1.4 million related to the pension plan associated with the business (see Note 14 for additional detail), a charge of $0.4 million to write off an inter-company receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction. Such net loss has been included in loss (gain) on sale of assets and related costs in the accompanying consolidated statements of operations. In addition, the Company recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which are included in interest and other expense, net.

The assets of the Hilger Crystals business had previously been included in the Company’s PPT Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$1,714
Other assets	1,775
Current liabilities	(1,020)

$2,469

Acquisition of New Focus and Divestiture of Diode Laser Operations

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

$14,100

The $1.4 million in goodwill has been allocated to the Company’s PPT Division and will be deductible for tax purposes, as this was an asset acquisition.

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

NOTE 3 MARKETABLE SECURITIES

The Company’s portfolio of marketable securities was as follows:

	January 1,	January 2,
(In thousands)	2011	2010
U.S. government and agency debt securities	$23,181	$13,610
Corporate debt securities	78,286	5,156
Equity securities	548	20,859
Asset-backed securities	—	6,849
Certificates of deposit	7,177	7,722

	$109,192	$54,196

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2011 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
U.S. government and agency debt securities	$23,181	$130	$(7)
Corporate debt securities	78,286	18	(34)
Equity securities	548	65	—
Certificates of deposit	7,177	—	—

	$109,192	$213	$(41)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
	Aggregate	Unrealized	Aggregate	Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
U.S. government and agency debt securities	$17,754	$(7)	$—	$—
Corporate debt securities	40,469	(34)	—	—

	$58,223	$(41)	$—	$—

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at January 2, 2010 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
U.S. government and agency debt securities	$13,610	$300	$—
Corporate debt securities	5,156	4	—
Equity securities	20,859	450	—
Asset-backed securities	6,849	172	(3)
Certificates of deposit	7,722	2	—

	$54,196	$928	$(3)

Marketable Securities In Cumulative
Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
	Aggregate	Unrealized	Aggregate	Unrealized
(In thousands)	Fair Value	Loss	Fair Value	Loss
Asset-backed securities	—	—	475	(3)

The contractual maturities of available for sale securities were as follows:

	January 1,	January 2,
(In thousands)	2011	2010
0 – 1 Year	$105,262	$22,611
1 – 2 Years	—	2,598
2 – 3 Years	—	3,835
3 – 5 Years	887	2,213
5 – 10 Years	—	—
More than 10 years	2,495	2,080

	$108,644	$33,337

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Gross realized gains	$125	$4	$123
Gross realized losses	—	(314)	(3)

	$125	$(310)	$120

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

	January 1,	January 2,
(In thousands)	2011	2010
Raw materials and purchased parts	$54,704	$60,543
Work in process	9,592	8,317
Finished goods	20,212	21,048

	$84,508	$89,908

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

	January 1,	January 2,
(In thousands)	2011	2010
Land	$255	$406
Buildings	1,346	2,415
Leasehold improvements	28,399	29,027
Machinery and equipment	58,529	54,054
Office equipment	45,824	50,054

	134,353	135,956
Less accumulated depreciation	(88,193)	(83,055)

	$46,160	$52,901

Depreciation expense, including the amortization of assets under capital leases, totaled $12.4 million, $14.2 million and $15.0 million for 2010, 2009 and 2008, respectively. At January 1, 2011 and January 2, 2010, assets under capital leases were $1.5 million and $1.9 million, net of accumulated amortization of $1.3 million and $1.2 million, respectively.

Accrued Warranty Obligations

Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $4.1 million and $3.9 million as of January 1, 2011 and January 2, 2010, respectively. As of January 1, 2011 and January 2, 2010, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Year Ended
	January 1,	January 2,
(In thousands)	2011	2010
Balance at beginning of year	$3,898	$5,978
Additions charged to cost of sales	4,400	4,175
Warranty claims	(4,193)	(6,255)

Balance at end of year	$4,105	$3,898

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	January 1,	January 2,
(In thousands)	2011	2010
Deferred revenue	$11,294	$15,188
Deferred lease liability	4,985	1,703
Short-term accrued warranty obligations	4,066	3,898
Other	8,071	10,548

	$28,416	$31,337

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

	January 1,	January 2,
(In thousands)	2011	2010
Cumulative foreign currency translation gains	$4,407	$9,278
Unrecognized net pension losses, net of taxes	(1,556)	(549)
Unrealized gains on marketable securities	1,185	1,650

	$4,036	$10,379

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended January 1, 2011 and January 2, 2010 are as follows:

	PPT	Lasers
(In thousands)	Division	Division	Total
Balance at January 3, 2009:
Goodwill	$68,540	$104,562	$173,102
Accumulated impairment losses	—	(104,562)	(104,562)

	68,540	—	68,540
Goodwill acquired	1,392	—	1,392

Balance at January 2, 2010:
Goodwill	69,932	104,562	174,494
Accumulated impairment losses	—	(104,562)	(104,562)

	69,932	—	69,932
Goodwill allocated to disposal of Hilger Crystals Limited	(610)	—	(610)

Balance at January 1, 2011:
Goodwill	69,322	104,562	173,884
Accumulated impairment losses	—	(104,562)	(104,562)

	$69,322	$—	$69,322

During 2010, the Company allocated $0.6 million in goodwill to the disposal of its Hilger Crystals Limited subsidiary, based on the relative fair values of Hilger Crystals Limited and the Company’s PPT Division.

During 2009, the Company recorded $1.4 million in goodwill related to its acquisition of New Focus. See Note 2 for additional information.

In the fourth quarter of 2008, due to a significant decline in its market capitalization, the Company reevaluated its goodwill and concluded that the goodwill related to its Lasers Division was impaired. Based upon the implied fair value of goodwill, the Company recorded goodwill impairment charges totaling $104.6 million, which consisted of a charge of $103.0 million related to goodwill associated with the acquisition of Spectra-Physics and a charge of $1.6 million related to goodwill associated with the acquisition of assets from Picarro.

Intangible assets, excluding goodwill, were as follows:

	January 1,	January 2,
(In thousands)	2011	2010
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $5,056 and $4,060 as of January 1, 2011 and January 2, 2010, respectively	$5,074	$5,740
Customer relationships, net of accumulated amortization of $12,684 and $10,674 as of January 1, 2011 and January 2, 2010, respectively	7,416	9,426
Other, net of accumulated amortization of $340 and $170 as of January 1, 2011 and January 2, 2010, respectively	—	500

	12,490	15,666
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	12,500

Intangible assets, net	$24,990	$28,166

Amortization expense related to intangible assets totaled $3.2 million, $3.0 million and $3.9 million for 2010, 2009 and 2008, respectively.

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

Estimated aggregate amortization expense for future fiscal years will be amortized over a weighted-average life of 4.7 years as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2011	$3,023
2012	3,023
2013	3,023
2014	1,799
2015	353
Thereafter	1,269

$12,490

NOTE 6 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Interest and dividend income	$928	$2,155	$4,208
Interest expense	(8,292)	(9,472)	(10,860)
Bank and portfolio asset management fees	(742)	(638)	(612)
Other, net	(375)	(609)	513

	$(8,481)	$(8,564)	$(6,751)

Interest expense included amortization of the debt discount related to the Company’s convertible subordinated notes of $4.1 million, $4.6 million and $5.2 million for 2010, 2009 and 2008, respectively. See Note 8 for additional information.

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

Stock-Based Compensation Expense

ASC 718 requires the Company to recognize compensation expense related to the fair value of its stock-based awards. The Company estimates the fair value of stock options and stock appreciation rights at the date of grant using a Black-Scholes-Merton option-pricing model. The weighted average fair value and underlying assumptions for all stock appreciation rights awarded in 2010 and 2009 are set forth in the table below. No stock appreciation rights or stock options were awarded in 2008.

	Year Ended
	January 1,	January 2,
	2011	2010
Fair value	$5.44	$1.64
Expected annual volatility	50.31%	45.50%
Risk-free interest rate	2.27%	1.66%
Expected term (years)	4.5	4.4
Annualized expected dividend yield	—	—

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Cost of sales	$392	$137	$52
Selling, general and administrative expenses	3,896	1,979	1,654
Research and development expense	560	216	97

	$4,848	$2,332	$1,803

As required by ASC 718, the Company estimates the expected future forfeitures of stock options, stock appreciation rights and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed forfeitures rate in recognizing compensation expense of 15.4% for 2010, 2009 and 2008.

At January 1, 2011, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $5.6 million (net of estimated forfeitures of $2.2 million). Such amount excludes compensation expense associated with awards that are subject to performance conditions that the Company does not expect to be met. This future compensation expense will be amortized, using the straight-line attribution method over a weighted-average period of 1.5 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards are achieved. At January 1, 2011, there were 0.4 million performance-based restricted stock units outstanding with a weighted-average grant date fair value of $9.84 per share that were not expected to vest.

Stock-Based Award Activity

The following table summarizes stock option activity for the year ended January 1, 2011:

	Number of Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 2, 2010	2,435	$20.94
Exercised	(139)	$12.45
Expired (cancelled post-vesting)	(556)	$43.79

Outstanding at January 1, 2011	1,740	$14.32	2.6	$6,787

Vested and expected to vest at January 1, 2011	1,740	$14.32	2.6	$6,787

Options exercisable at January 1, 2011	1,740	$14.32	2.6	$6,787

The intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 totaled $0.4 million, $0.4 million and $0.8 million, respectively. The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The grant date fair value of options that vested during fiscal year 2009 and 2008 totaled $1.1 million and $1.0 million, respectively. No options vested during fiscal year 2010.

The following table summarizes the Company’s restricted stock unit activity for the year ended January 1, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2010	2,351	$6.98
Granted	439	$12.33
Vested	(451)	$4.21
Forfeited	(756)	$8.94

Outstanding at January 1, 2011	1,583	$8.31

The following table summarizes the Company’s stock appreciation rights activity for the year ended January 1, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2010	925	$1.64
Granted	351	$5.44
Exercised	(71)	$1.64
Forfeited (cancelled pre-vesting)	(51)	$2.68
Expired (cancelled post-vesting)	(4)	$1.64

Outstanding at January 1, 2011	1,150	$2.75

At January 1, 2011, the Company had reserved 6,768,375 shares of common stock for future issuance under its stock incentive plans and assumed stock options, which included 2,295,386 shares that were reserved for the future grant of stock-based awards under these plans, and had reserved 1,160,313 shares of common stock for future issuance under the Purchase Plan.

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

Holders may convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of January 1, 2011, the conversion value was less than the principal amount of the notes.

At January 1, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $122.0 million, net of $4.8 million in unamortized debt discount, which is included in long-term debt in the accompanying consolidated balance sheets. At January 2, 2010, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $118.0 million, net of $8.8 million in unamortized debt discount. At January 1, 2011 and January 2, 2010, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At January 1, 2011 and January 2, 2010, debt issuance costs of $0.8 million and $1.5 million, respectively, net of accumulated amortization, were included in other long-term assets in investments and other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Contractual interest	$3,196	$3,636	$4,281
Amortization of debt discount	4,058	4,575	5,182

Interest cost on convertible subordinated notes	$7,254	$8,211	$9,463

Total long-term debt, net of debt discount, was as follows:

	January 1,	January 2,
(In thousands)	2011	2010
Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	$—	$3,246
Convertible notes due February 2012, interest at 2.5% payable semi-annually	122,042	117,985

Total long-term debt	$122,042	$121,231

Short-term debt

On June 30, 2008, the Company issued 300 million yen ($3.7 million at January 1, 2011) in private placement bonds through a Japanese bank and used the proceeds from such issuance to pay the amounts outstanding under an expiring line of credit. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. During 2010, the Company reclassified this debt from long-term to short-term, and the bonds are included in short-term borrowings in the accompanying consolidated balance sheets.

Lines of credit

At January 1, 2011 and January 2, 2010, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.26% at January 1, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.25% at January 1, 2011) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At January 1, 2011, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

The two revolving lines of credit with Japanese banks totaled 900 million yen ($11.0 million at January 1, 2011) and expire as follows: $7.3 million on March 1, 2011 (which has subsequently been extended to June 1, 2011) and $3.7 million on August 31, 2011. The $7.3 million line of credit bears interest at the prevailing bank rate and the $3.7 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.7 million line of credit. At January 1, 2011, the Company had $6.7 million outstanding and $4.3 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.7 million at January 1, 2011), have no expiration dates and bear interest at the prevailing bank rate. At January 1, 2011, the Company had $2.0 million outstanding and $4.7 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860.

As of January 1, 2011, the weighted-average interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.1%.

NOTE 9 NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands, except per share data)	2011	2010	2009
Net income (loss)	$41,113	$(17,406)	$(148,724)

Shares:
Weighted average shares outstanding - basic	36,647	36,175	36,155
Dilutive potential common shares, using treasury stock method	1,079	—	—

Weighted average shares outstanding - diluted	37,726	36,175	36,155

Net income (loss) per share:

Basic	$1.12	$(0.48)	$(4.11)

Diluted	$1.09	$(0.48)	$(4.11)

For 2010, 2009 and 2008, 1,198,164, 2,432,931 and 2,614,368 stock options with weighted-average exercise prices of $15.72, $20.95 and $21.19, respectively, were excluded from the computations of diluted net income (loss) per share, as their inclusion would be antidilutive. In addition, for 2010, 2009 and 2008, 372,091, 1,236,920 and 2,075,140 restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income (loss) per share, as the performance criteria had not been met. For 2009 and 2008, an additional 749,524 and 79,514 common stock equivalents, respectively, have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities. In some cases, base rent increases during the term of the lease based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.

Future minimum rental commitments under the terms of these leases at January 1, 2011 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations
Payments Due By Period:
2011	$245	$9,001	$9,246
2012	206	6,872	7,078
2013	178	6,592	6,770
2014	177	6,026	6,203
2015	176	4,863	5,039
Thereafter	419	28,563	28,982

Total minimum payments	1,401	$61,917	$63,318

Less amount representing interest	(264)

Present value of obligation	$1,137

Subleases

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases at January 1, 2011 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2011	$321
2012	19

Total minimum sublease payments	$340

Rental expense, net of sublease income, under all leases totaled $8.0 million, $11.2 million and $9.0 million for 2010, 2009 and 2008, respectively.

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

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at January 1, 2011 and January 2, 2010. In connection with the acquisition, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for certain costs of remediation that are incurred and third party claims that are made prior to July 16, 2014 relating to this site. The Company is unaware of any significant future expenses associated with this site for which the Company will be liable.

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

NOTE 11 INCOME TAXES

United States and foreign income (loss) before income taxes were as follows:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
United States	$38,363	$(15,103)	$(122,927)
Foreign	5,878	(4,270)	2,748

	$44,241	$(19,373)	$(120,179)

The income tax provision (benefit) based on income (loss) were as follows:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Current:
Federal	$565	$(538)	$(17)
State	687	158	933
Foreign	1,340	(1,180)	3,105

	2,592	(1,560)	4,021
Deferred:
Federal	440	431	21,125
State	(218)	(14)	3,567
Foreign	314	(824)	(168)

	536	(407)	24,524

	$3,128	$(1,967)	$28,545

The income tax provision (benefit) that was based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Income tax (benefit) provision at statutory rate	$15,484	$(6,781)	$(42,063)
Increase (decrease) in taxes resulting from:
Impairment or reduction of goodwill	213	—	36,576
Non-deductible expenses	188	204	182
State tax, net of federal benefit	1,549	(284)	2,864
Dividend from foreign subsidiary	2,962	—	—
Foreign rate variance	1,328	1,084	(1,090)
Income tax credits	(880)	(509)	(178)
Valuation allowance	(18,179)	1,522	27,067
Increase of tax contingency	691	2,152	3,160
Other, net	(228)	645	2,027

	$3,128	$(1,967)	$28,545

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

	January 1,	January 2,
(In thousands)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$8,227	$33,606
Accruals and reserves not currently deductible	24,045	22,045
Tax credit carryforwards	17,790	16,515
Other basis differences	5,591	4,847

Total gross deferred tax assets	55,653	77,013
Valuation allowance	(42,324)	(60,363)

	13,329	16,650

Deferred tax liabilities:
Intangible assets	6,784	7,186
Property and equipment	3,812	5,408
Convertible debt	1,735	3,307
Other basis differences	44	199

Total deferred tax liabilities	12,375	16,100

Net deferred tax assets	$954	$550

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

The Company had previously established a valuation allowance against its deferred tax assets due to the uncertainty as to the timing and ultimate realization of its deferred tax assets. During the fourth quarter of 2008, the Company determined that goodwill and certain purchased intangible assets related to its Lasers Division were impaired, and the Company recorded impairment charges of $119.9 million, which resulted in a cumulative three-year loss position as of January 3, 2009. After evaluating this loss position together with other positive and negative evidence, the Company determined that it was more likely than not that some or all of its net deferred tax assets would not be realized. Therefore, in 2008, the Company recorded a valuation allowance of $19.8 million against its domestic deferred tax assets and certain deferred tax assets related to its foreign subsidiaries. In addition, due to such impairment of goodwill and other intangible assets, the Company determined that certain qualifying tax planning strategies were no longer deemed prudent and feasible and, as a result, the Company recorded an additional valuation allowance of $4.6 million in 2008. In the fourth quarter of 2009, after evaluating all positive and negative evidence, it was determined that it was more likely than not that the Company would realize the net deferred tax assets applicable to the Company’s German entity. Therefore, the Company recorded a release of the valuation allowance associated with this entity of $2.5 million. During 2010, the Company released a total of $16.9 million of valuation allowance related to the realization of domestic deferred tax assets as a result of the income generated in 2010. The Company also recorded a reduction to foreign deferred tax assets and a corresponding reduction to the valuation allowance of $1.3 million related to deferred tax assets that were lost due to reorganizations, sales, and liquidations of certain foreign entities.

As of January 1, 2011, the Company could not determine that it is more likely than not that some or all of its domestic and certain foreign subsidiaries’ net deferred tax assets would be realized. Therefore, the Company has maintained a valuation allowance of $42.3 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

At January 1, 2011, the Company had gross federal, state, and foreign net operating loss carryforwards totaling approximately $24.7 million, $33.4 million, and $13.0 million, respectively. Of the $24.7 million and $33.4 million federal and state net operating loss, respectively, $16.2 million relates to tax deductions associated with certain stock compensation, the tax benefit of which will be credited to additional paid in capital when recognized. Federal net operating loss carryforwards begin to expire in 2022 and state net operating loss carryforwards begin to expire in 2011. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely.

At January 1, 2011, the Company had federal and state income tax credit carryforwards of $17.7 million and $5.3 million, respectively. If not previously utilized, the federal carryforwards will begin to expire in 2012. The state carryforwards do not expire.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $22.8 million and $16.9 million at January 1, 2011 and January 2, 2010, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

As of January 2, 2010, the Company had $9.5 million of gross unrecognized tax benefits and a total of $9.1 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Interest and penalties related to unrecognized tax benefits were not significant as of January 2, 2010.

As of January 1, 2011, the Company had $10.0 million of gross unrecognized tax benefits and a total of $9.1 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Interest and penalties related to unrecognized tax benefits were $0.8 million as of January 1, 2011. The Company anticipates that it is reasonably possible that its unrecognized tax benefits may decrease by $1.0 million within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
(In thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Unrecognized tax benefits at beginning of year	$9,500	$8,608	$6,896
Gross increases for tax positions of prior years	—	2,385	—
Gross decreases for tax positions of prior years	—	(691)	(1,196)
Gross increases for tax positions of current year	638	815	3,047
Settlements	(26)	(907)	(139)
Lapse of statute of limitations	(159)	(710)	—

Unrecognized tax benefits at end of year	$9,953	$9,500	$8,608

The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2007 through current periods
California	2006 through current periods
France	2007 through current periods
Germany	2005 through current periods
Japan	2004 through current periods

However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2001 tax year.

NOTE 12 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. During 2008, the Company repurchased 127,472 shares for $1.4 million under this program. As of January 1, 2011, a total of approximately 3.9 million shares remained available for repurchase under the program.

In 2010 and 2008, the Company received and cancelled 116,144 and 5,145 shares of common stock, respectively, in payment by employees of the exercise price and taxes owed upon the exercise of stock options and taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans. The value of these shares totaled $1.3 million and $0.1 million, respectively, at the time they were received.

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

The estimated fair values of the Company’s financial instruments were as follows:

	January 1, 2011		January 2, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$90,992	$90,992	$87,727	$87,727
Marketable securities	$109,192	$109,192	$54,196	$54,196
Pension assets not owned by plan	$8,628	$8,628	$8,990	$8,990
Short-term borrowings	$12,468	$12,468	$11,056	$11,056
Long-term debt	$122,042	$123,251	$121,231	$121,633

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

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash:
Cash	$46,242	$46,242	$—	$—
Money market funds	33,785	33,785	—	—
Short-term investments	10,965	2,204	8,761	—

	90,992	82,231	8,761	—

Marketable securities:
U.S. government and agency	23,181	—	23,181	—
Corporate debt securities	78,286	48,893	29,393	—
Equity securities	548	548	—	—
Certificates of deposit	7,177	—	7,177	—

	109,192	49,441	59,751	—
Pension assets not owned by plan	8,628	—	8,628	—

	$208,812	$131,672	$77,140	$—

NOTE 14 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan. Generally, all U.S. employees are eligible to participate in and contribute to this plan. The Company makes certain safe harbor matching contributions to this plan based on participating employees’ contributions to the plan and their total compensation. Expense recognized for the plan totaled $4.3 million, $4.1 million and $4.8 million for 2010, 2009 and 2008, respectively.

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

January 1, 2011, January 2, 2010 and January 3, 2009 serve as the measurement dates for the respective amounts shown below. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	January 1, 2011	January 2, 2010	January 3, 2009
Service cost	$592	$672	$668
Interest cost on projected benefit obligation	704	705	745
Expected return on plan assets	(165)	(158)	(373)
Curtailment loss	735	—	—
Amortization of net (gain) loss	107	(29)	—

	$1,973	$1,190	$1,040

In July 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary (see Note 2 for additional detail). As a result of this transaction, employee participants in the Company’s United Kingdom defined benefit pension plan became deferred participants and stopped accruing additional pension benefits under the plan. As a consequence, the Company recognized a charge of $0.7 million in the second quarter of 2010 related to this plan curtailment, consisting of $0.6 million in previously unrecognized actuarial losses, which had been included in other comprehensive income, and an increase of $0.1 million in the projected benefit obligation, which resulted from a change in actuarial assumptions due to the change in status of the employee participants to deferred membership. In addition, the Company is obligated under the terms of the sale to wind up the pension plan and has therefore accrued $0.7 million in expected costs to complete the wind up.

The changes in projected benefit obligation and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans were as follows:

(In thousands)	January 1, 2011	January 2, 2010
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$16,899	$17,092
Service cost	592	617
Interest cost	704	705
Contributions by plan participants	5	9
Actuarial loss (gain)	2,637	(750)
Benefits paid	(610)	(1,162)
Curtailment loss	77	—
Currency translation adjustments	24	388

Projected benefit obligation, end of year	20,328	16,899

Change in plan assets:
Fair value of plan assets, beginning of year	4,835	4,402
Company contributions	2,180	1,084
Contributions by plan participants	5	9
Gain on plan assets	152	39
Benefits paid	(172)	(843)
Currency translation adjustments	221	144

Fair value of plan assets, end of year	7,221	4,835

Funded status	$(13,107)	$(12,064)

Amounts recognized in the balance sheet:
Prepaid pension asset	$476	$—
Current portion of pension liabilities	(304)	(1,849)
Accrued pension liabilities	(13,279)	(10,215)
Accumulated other comprehensive income	(1,556)	(549)

Net amount recognized	$(14,663)	$(12,613)

At January 1, 2011, the United Kingdom plan was overfunded and had assets of $4.3 million and a projected benefit obligation of $3.8 million. All other plans were underfunded and had combined assets of $2.9 million and combined projected benefit obligations of $16.5 million.

At January 1, 2011, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $20.3 million, $16.0 million and $7.2 million, respectively. At January 2, 2010, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $16.9 million, $13.7 million and $4.8 million, respectively.

At January 1, 2011, the estimated benefit payments for the next 10 years were as follows:

(In thousands)	Estimated Benefit Payments
2011	$1,309
2012	810
2013	743
2014	755
2015	809
Thereafter	15,053

$19,479

The Company expects to contribute $0.9 million to the plans during 2011.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	January 1, 2011	January 2, 2010	January 3, 2009
Discount rate	4.10%	4.30%	4.90%
Rate of increase in salary levels	3.15%	2.80%	2.90%
Expected long-term rate of return on assets	1.86%	2.50%	3.60%

The weighted-average rates used to determine projected benefit obligations at the respective periods were as follows:

	January 1, 2011	January 2, 2010
Discount rate	3.03%	4.70%
Rate of increase in salary levels	2.34%	2.70%
Expected long-term rate of return on assets	1.86%	2.50%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	January 1, 2011		January 2, 2010
	Amount	Percentage	Amount	Percentage
Cash	$3,293	45%	$1,592	33%
Bonds	984	14	975	20
Pooled funds of insurance companies	2,944	41	2,268	47

	$7,221	100%	$4,835	100%

In general, the Company’s asset management objectives included maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements. In Japan, assets are invested in pooled funds of insurance companies. The expected long-term rate of return on these assets is 1.5%, which is based on the general yield environment for high quality instruments in Japan. The United Kingdom pension plan invests in a combination of high yield cash accounts and bond funds. The bond funds are split between a fixed interest fund and an index linked fund, which are subject to interest rate risk. The allocation mix is designed to minimize risk while providing liquidity and earning a reasonable rate of return. The expected long-term rate of return on these assets is 2.2%, which is based on Government gilt yields and bank base rates. There are two pension plans in Germany and one in France, in which the related assets are not part of the plan, as discussed below. The Company does not invest in derivative instruments, although the pooled funds it owns may use such instruments in a risk management capacity.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of bond funds is based on quoted prices provided by the fund issuer and the fair value of pooled funds of insurance companies is based on quoted prices provided by the insurance provider. Since the bond funds and pooled funds of insurance companies are not actively traded, they fall within Level 2 of the fair value hierarchy.

Other Pension-Related Assets

As of January 1, 2011 and January 2, 2010, the Company had assets with aggregate market values of $8.6 million and $9.0 million, respectively, which it has set aside in connection with its French and German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.0%, depending on the contract. The French contracts have an expected rate of return of 2.4%. Because these assets were not assets of the pension plan and could be accessed by the Company, they were not included in the Company’s plan assets shown above. Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

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

The PPT Division’s products and systems are sold to end users in a wide range of markets, including the microelectronics, scientific research, life and health sciences and industrial manufacturing markets. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, and opto-mechanical subassemblies. The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of solar panels and communications and electronic devices, including microwave, optical, radio frequency and multi-chip modules.

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

The Company measured operating income (loss) reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, other charges and gains, interest and other expense, net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 were as follows:

	PPT	Lasers
(In thousands)	Division	Division	Total
Year ended January 1, 2011
Sales to external customers	$297,666	$182,121	$479,787
Depreciation and amortization	$7,039	$3,583	$10,622
Loss on disposal assets and related costs	$542	$—	$542
Segment income	$62,759	$14,275	$77,034
Segment assets	$237,231	$80,433	$317,664
Expenditures for long-lived assets	$4,815	$854	$5,669

Year ended January 2, 2010
Sales to external customers	$219,645	$147,344	$366,989
Depreciation and amortization	$7,341	$4,422	$11,763
Impairment charges	$360	$—	$360
Loss on disposal of diode laser assets and related costs	$—	$4,355	$4,355
Segment income (loss)	$30,245	$(5,567)	$24,678
Segment assets	$212,551	$102,065	$314,616
Expenditures for long-lived assets	$3,317	$6,605	$9,922

Year ended January 3, 2009
Sales to external customers	$257,800	$187,536	$445,336
Depreciation and amortization	$6,290	$7,270	$13,560
Impairment charges	$—	$119,944	$119,944
Segment income (loss)	$39,665	$(126,313)	$(86,648)
Segment assets	$187,920	$135,618	$323,538
Expenditures for long-lived assets	$7,216	$3,892	$11,108

The segment income reported for the Company’s PPT Division for 2010 included a loss on the sale of assets and related costs, totaling $0.5 million related to the sale of the Company’s Hilger Crystals Limited subsidiary (see Note 2).

The segment income reported for the Company’s PPT Division for 2009 included an impairment charge of $0.4 million related to the write off of in-process research and development related to the New Focus acquisition. The segment loss reported for the Company’s Lasers Division for 2009 included a loss on the sale of assets and related costs, totaling $4.4 million related to the divestiture of the Company’s diode laser operations in July 2009.

The segment loss for the Company’s Lasers Division for 2008 included impairment charges of $119.9 million related to goodwill and intangible assets (see Note 5 for additional detail).

The following reconciles segment income (loss) to consolidated income (loss) before income taxes:

	Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Segment income (loss)	$77,034	$24,678	$(86,648)
Unallocated operating expenses	(24,312)	(35,916)	(27,088)
Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net	—	101	(7,040)
Write-down of minority interest investment	—	—	(2,890)
Gain on extinguishment of debt	—	328	7,734
Gain on sale of building	—	—	2,504
Interest and other expense, net	(8,481)	(8,564)	(6,751)

Consolidated income (loss) before income taxes	$44,241	$(19,373)	$(120,179)

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Depreciation and amortization for reportable segments	$10,622	$11,763	$13,560
Depreciation and amortization for assets held at corporate	8,046	8,169	8,322

Total depreciation and amortization	$18,668	$19,932	$21,882

Assets of reportable segments	$317,664	$314,616	$323,538
Assets held at corporate, primarily cash and cash equivalents and marketable securities	238,726	178,791	201,365

Total assets	$556,390	$493,407	$524,903

Expenditures for long-lived assets for reportable segments	$5,669	$9,922	$11,108
Expenditures for assets held at corporate	1,745	1,211	7,467

Total expenditures for long-lived assets	$7,414	$11,133	$18,575

Selected financial information for the Company’s operations by geographic area was as follows:

	As of or for the Year Ended
	January 1,	January 2,	January 3,
(In thousands)	2011	2010	2009
Geographic area net sales:
United States	$233,479	$169,947	$208,736
Europe	102,369	97,886	114,936
Pacific Rim	123,364	79,770	100,676
Other	20,575	19,386	20,988

	$479,787	$366,989	$445,336

Geographic area long-lived assets:
United States	$34,939	$38,099
Europe	7,565	11,027
Other	3,656	3,775

	$46,160	$52,901

NOTE 16 WRITE DOWN OF NOTE RECEIVABLE AND OTHER AMOUNTS

In 2005, the Company sold its robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. Such business had been previously classified by the Company as a discontinued operation. Kensington failed to make certain principal, interest and rent payments due under its agreements with the Company. The note was secured by a first-priority security interest in certain Kensington assets. Due to uncertainty regarding collectability of such amounts, in 2008, the Company wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin Topic 5.Z.5, the Company has recorded this write-down through continuing operations in its consolidated statements of operations. In 2009, the Company entered into a settlement agreement with Kensington pursuant to which Kensington paid to the Company $0.2 million and transferred to the Company certain assets included in the collateral securing the note. In 2009, the Company recognized $0.1 million as a recovery on the note, net of certain costs.

NOTE 17 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended January 1, 2011:
Net sales	$107,150	$114,600	$125,187	$132,850
Gross profit	$43,038	$49,693	$53,735	$58,830
Net income	$5,054	$8,279	$12,604	$15,176
Basic income per share (1)	$0.14	$0.23	$0.34	$0.41
Diluted income per share (1)	$0.14	$0.22	$0.34	$0.40

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended January 2, 2010:
Net sales	$89,536	$87,541	$88,317	$101,595
Gross profit	$34,307	$32,103	$35,220	$40,972
Net income (loss)	$(4,818)	$(9,143)	$(3,518)	$73
Basic income (loss) per share (1)	$(0.13)	$(0.25)	$(0.10)	$—
Diluted income (loss) per share (1)	$(0.13)	$(0.25)	$(0.10)	$—

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended January 1, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,111	$787	$—	$(1,339)	$28	$2,587
Reserve for inventory obsolescence	$29,655	$5,792	$—	$(5,850)	$(702)	$28,895
Year Ended January 2, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,642	$1,346	$—	$(54)	$177	$3,111
Reserve for inventory obsolescence	$26,685	$10,298	$—	$(8,034)	$706	$29,655
Year Ended January 3, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,381	$573	$—	$(252)	$(60)	$1,642
Reserve for inventory obsolescence	$23,144	$7,989	$—	$(4,825)	$377	$26,685

(1)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with ASC 830, Foreign Currency Matters and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Third Amendment to Lease dated December 15, 2010, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California.

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

Exhibit Number	Description of Exhibit

10.9*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*	Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.16*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.18*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.19*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.20*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.21	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

Exhibit Number	Description of Exhibit

10.22	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.23	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.24	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.