Form 10-Q
period 2011-04-02
NEWPORT CORP
filed 2011-05-10
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Yes  ☐    No  ☒

As of April 29, 2011, 37,464,376 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	$128,411	$107,150
Cost of sales	70,535	64,112

Gross profit	57,876	43,038
Selling, general and administrative expenses	30,473	26,098
Research and development expense	10,437	9,471

Operating income	16,966	7,469
Foreign currency translation gain from dissolution of subsidiary	7,198	—
Interest and other expense, net	(2,405)	(1,837)

Income before income taxes	21,759	5,632
Income tax provision	1,000	578

Net income	$20,759	$5,054

Net income per share:
Basic	$0.56	$0.14
Diluted	$0.53	$0.14
Shares used in per share calculations:
Basic	37,005	36,372
Diluted	38,837	37,261

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$101,266	$90,992
Marketable securities	95,160	109,192
Accounts receivable, net of allowance for doubtful accounts of $2,252 and $2,587 as of April 2, 2011 and January 1, 2011, respectively	87,193	84,238
Notes receivable	1,796	3,313
Inventories	93,778	84,508
Deferred income taxes	9,371	9,424
Prepaid expenses and other current assets	11,295	10,362

Total current assets	399,859	392,029
Property and equipment, net	45,985	46,160
Goodwill	69,322	69,322
Deferred income taxes	3,126	3,493
Intangible assets, net	24,234	24,990
Other assets	20,721	20,396

	$563,247	$556,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$136,529	$12,468
Accounts payable	27,814	31,691
Accrued payroll and related expenses	21,794	30,804
Accrued expenses and other current liabilities	29,106	28,416

Total current liabilities	215,243	103,379
Long-term debt, net	—	122,042
Obligations under capital leases, less current portion	999	979
Accrued pension liabilities	14,262	13,279
Deferred income taxes and other liabilities	20,676	21,252
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 37,398,932 and 36,909,317 shares issued and outstanding as of April 2, 2011 and January 1, 2011, respectively	4,364	4,307
Capital in excess of par value	415,582	415,757
Accumulated other comprehensive income	3	4,036
Accumulated deficit	(107,882)	(128,641)

Total stockholders’ equity	312,067	295,459

	$563,247	$556,390

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,759	$5,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,374	4,630
Amortization of discount on convertible subordinated notes	1,036	1,002
Foreign currency gain	(7,198)	—
Provision for losses on inventories	1,222	1,164
Stock-based compensation expense	2,019	653
Provision for doubtful accounts	272	206
Loss on disposal of property and equipment	73	—
Deferred income taxes	(55)	7
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(839)	(2,222)
Inventories	(9,792)	(1,406)
Prepaid expenses and other assets	(646)	(608)
Accounts payable	(4,670)	3,351
Accrued payroll and related expenses	(9,380)	(4,979)
Accrued expenses and other liabilities	593	46
Other long-term liabilities	(110)	(903)

Net cash provided by (used in) operating activities	(2,342)	5,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,033)	(3,482)
Purchase of marketable securities	(35,959)	(6,806)
Proceeds from the sale of marketable securities	49,972	7,763

Net cash provided by (used in) investing activities	11,980	(2,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(44)	(41)
Proceeds from short term borrowings	7,055	2,221
Repayment of short term borrowings	(5,697)	(4,348)
Proceeds from the issuance of common stock under employee plans	1,298	248
Tax withholding payment related to net share settlement of equity awards	(3,435)	(1,343)

Net cash used in financing activities	(823)	(3,263)
Impact of foreign exchange rate changes on cash balances	1,459	(1,262)

Net increase (decrease) in cash and cash equivalents	10,274	(1,055)
Cash and cash equivalents at beginning of period	90,992	87,727

Cash and cash equivalents at end of period	$101,266	$86,672

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,669	$1,679
Income taxes (refunds), net	$170	$(35)
Property and equipment accrued in accounts payable	$338	$47

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending December 31, 2011. The January 1, 2011 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011.

NOTE 2 MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at April 2, 2011 were as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
Equity securities	$587	$71	$—
U.S. government and agency debt securities	6,576	47	—
Certificates of deposit	7,185	—	—
Corporate debt securities	80,812	25	(23)

	$95,160	$143	$(23)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Corporate debt securities	$39,837	$(23)	$—	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2011 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
Equity securities	$548	$65	$—
U.S. government and agency debt securities	23,181	130	(7)
Certificates of deposit	7,177	—	—
Asset-backed securities	—	—	—
Corporate debt securities	78,286	18	(34)

	$109,192	$213	$(41)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$17,754	$(7)	$—	$—
Corporate debt securities	40,469	(34)	—	—

	$58,223	$(41)	$—	$—

The contractual maturities of debt securities and certificates of deposit were as follows:

(In thousands)	April 2, 2011
0 – 1 Year	$93,751
1 – 2 Years	—
2 – 3 Years	—
3 – 5 Years	820
5 – 10 Years	—
More than 10 years	2

$94,573

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Gross realized gains	$27	$14
Gross realized losses	—	—

	$27	$14

NOTE 3 FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities, pension assets not owned by plan, short-term borrowings and long-term debt. The carrying amount of cash and cash equivalents and lines of credit, included in short-term borrowings, approximates fair value due to the short-term maturities of these instruments. The fair values of marketable securities and pension assets not owned by plan were estimated based on quoted market prices. The fair value of the Company’s convertible subordinated notes was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities. Such notes were included in short-term borrowings as of April 2, 2011 and in long-term debt as of January 1, 2011.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

The estimated fair values of the Company’s financial instruments were as follows:

	April 2, 2011		January 1, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$101,266	$101,266	$90,992	$90,992
Marketable securities	$95,160	$95,160	$109,192	$109,192
Pension assets not owned by plan	$9,504	$9,504	$8,628	$8,628
Short-term borrowings	$136,529	$136,923	$12,468	$12,468
Long-term debt	$—	$—	$122,042	$123,251

Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)	April 2, 2011	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$42,354	$42,354	$—	$—
Money market funds	33,794	33,794	—	—
Short-term investments	25,118	—	25,118	—

	101,266	76,148	25,118	—
Marketable securities:
Equity securities	$587	$587	$—	$—
U.S. government and agency	6,576	—	6,576	—
Certificates of deposit	7,185	—	7,185	—
Corporate debt securities	80,812	45,238	35,574	—

	95,160	45,825	49,335	—
Pension assets not owned by plan	9,504	—	9,504	—

	$205,930	$121,973	$83,957	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	April 2, 2011	January 1, 2011
Raw materials and purchased parts	$59,857	$54,704
Work in process	10,860	9,592
Finished goods	23,061	20,212

	$93,778	$84,508

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $3.9 million and $4.1 million as of April 2, 2011 and January 1, 2011, respectively. As of April 2, 2011 and January 1, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Balance at beginning of year	$4,105	$3,898
Additions charged to cost of sales	956	1,053
Warranty claims	(1,156)	(1,254)

Balance at end of period	$3,905	$3,697

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	April 2, 2011	January 1, 2011
Deferred revenue	$11,476	$11,294
Short-term accrued warranty obligations	3,858	4,066
Deferred lease liability	5,226	4,985
Other	8,546	8,071

	$29,106	$28,416

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	April 2, 2011	January 1, 2011
Cumulative foreign currency translation gains	$370	$4,407
Unrecognized net pension losses	(1,690)	(1,556)
Unrealized gains on marketable securities	1,323	1,185

	$3	$4,036

NOTE 5 INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	April 2, 2011	January 1, 2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $5,310 and $5,056 as of April 2, 2011 and January 1, 2011, respectively	$4,820	$5,074
Customer relationships, net of accumulated amortization of $13,186 and $12,684 as of April 2, 2011 and January 1, 2011, respectively	6,914	7,416

	11,734	12,490
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	12,500

Intangible assets, net	$24,234	$24,990

Amortization expense related to intangible assets totaled $0.8 million for each of the three months ended April 2, 2011 and April 3, 2010. Developed technology and customer relationships are amortized over 10 years.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated Aggregate Amortization Expense
(In thousands)
2011 (remaining)	$2,267
2012	3,023
2013	3,023
2014	1,799
2015	353
Thereafter	1,269

$11,734

NOTE 6 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Interest and dividend income	$166	$273
Interest expense	(2,100)	(2,068)
Bank and portfolio asset management fees	(233)	(176)
Other expense, net	(238)	134

	$(2,405)	$(1,837)

NOTE 7 STOCK-BASED COMPENSATION

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Cost of sales	$122	$37
Selling, general and administrative expenses	1,668	521
Research and development expense	229	95

	$2,019	$653

At April 2, 2011, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $4.7 million (net of estimated forfeitures of $1.2 million). This future compensation expense will be amortized over a weighted-average period of 1.4 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at April 2, 2011 will be adjusted for subsequent forfeitures.

At April 2, 2011, 1.7 million stock options with a weighted-average exercise price of $14.20 per share, intrinsic value of $7.1 million and remaining contractual term of 2.4 years were vested or expected to vest and were exercisable. At April 2, 2011, 1.0 million stock-settled stock appreciation rights with a weighted-average base value of $6.45 per share, intrinsic value of $11.2 million and remaining contractual term of 5.3 years were vested or expected to vest, and 0.6 million stock-settled stock appreciation rights with a weighted-average base value of $5.66 per share, intrinsic value of $7.4 million and remaining contractual term of 5.2 years were exercisable.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

NOTE 8 DEBT AND LINES OF CREDIT

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.

Holders may convert their notes into shares of the Company’s common stock based on a conversion rate of 41.5861 shares per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of April 2, 2011, the conversion value was less than the principal amount of the notes.

At April 2, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $123.1 million, net of $3.7 million in unamortized debt discount, which is included in short-term borrowings in the accompanying consolidated balance sheets. At January 1, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $122.0 million, net of $4.8 million in unamortized debt discount, which was included in long-term debt. At April 2, 2011 and January 1, 2011, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At April 2, 2011, debt issuance costs of $0.6 million, net of accumulated amortization, was included in prepaid expenses and other current assets. At January 1, 2011, debt issuance costs of $0.8 million, net of accumulated amortization, was included in other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Contractual interest	$792	$792
Amortization of debt discount	1,036	1,002

Interest cost on convertible subordinated notes	$1,828	$1,794

During June 2008, the Company issued 300 million yen ($3.6 million at April 2, 2011) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011. The bonds are included in short-term borrowings in the accompanying consolidated balance sheets.

At April 2, 2011, the Company had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.24% at April 2, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.18% at April 2, 2011) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At April 2, 2011, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

The two revolving lines of credit with Japanese banks totaled 900 million yen ($10.7 million at April 2, 2011) and expire as follows: $7.1 million on June 1, 2011 and $3.6 million on August 31, 2011. The $7.1 million line of credit bears interest at the prevailing bank rate, which was 2.475% at April 2, 2011, and the $3.6 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.6 million line of credit. At April 2, 2011, the Company had $8.7 million outstanding and $2.0 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.5 million at April 2, 2011), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at April 2, 2011. At April 2, 2011, the Company had $1.2 million outstanding and $5.3 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing—Secured Borrowing and Collateral.

As of April 2, 2011, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.1%.

Total short-term debt, net of unamortized debt discount, was as follows:

(In thousands)	April 2, 2011	January 1, 2011
Lines of credit	$9,881	$8,788
Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	3,569	3,680
Convertible notes due February 2012, interest at 2.5% payable semi-annually	123,079	—

Total short-term debt	$136,529	$12,468

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

NOTE 9 NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share data)	April 2, 2011	April 3, 2010
Net income	$20,759	$5,054

Shares:
Weighted average shares outstanding – basic	37,005	36,372
Dilutive potential common shares, using treasury stock method	1,832	889

Weighted average shares outstanding – diluted	38,837	37,261

Net income per share:
Basic	$0.56	$0.14

Diluted	$0.53	$0.14

For the three months ended April 2, 2011 and April 3, 2010, 0.1 million and 2.1 million stock options, respectively, were excluded from the computations of diluted net income per share, as their exercise prices exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. In addition, for the three months ended April 3, 2010, 1.3 million performance-based awards were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such period.

For the three months ended April 2, 2011 and April 3, 2010, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

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

The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of April 2, 2011, the Company’s valuation allowance was $42.7 million.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

NOTE 11 COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Net income	$20,759	$5,054
Foreign currency translation losses	(4,037)	(4,628)
Unrecognized net pension gains (losses)	(134)	35
Unrealized gains (losses) on marketable securities	138	(98)

	$16,726	$363

NOTE 12 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the three months ended April 2, 2011. As of April 2, 2011, 3.9 million shares remained available for purchase under the program.

In March 2011, the Company cancelled 0.2 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans. The value of these restricted stock units totaled $3.4 million at the time they were cancelled.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Service cost	$168	$157
Interest cost on benefit obligations	202	180
Expected return on plan assets	(58)	(39)
Net loss	9	2

	$321	$300

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 2, 2011

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

The Company measured income reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, an unallocated gain, interest and other expense, net, and income taxes.

(In thousands)	Photonics and Precision Technologies	Lasers	Total
Three months ended April 2, 2011:
Sales to external customers	$82,164	$46,247	$128,411
Segment income	$19,665	$4,804	$24,469
Three months ended April 3, 2010:
Sales to external customers	$63,170	$43,980	$107,150
Segment income	$10,651	$2,020	$12,671

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Segment income	$24,469	$12,671
Foreign currency translation gain from dissolution of subsidiary	7,198	—
Unallocated operating expenses	(7,503)	(5,202)
Interest and other expense, net	(2,405)	(1,837)

	$21,759	$5,632

NOTE 15 FOREIGN CURRENCY TRANSLATION GAIN

In 2001, the Company established a financing structure through which it loaned its French subsidiary €16.6 million. During the first quarter of 2011, such financing structure was eliminated and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 1, 2011 previously filed with the SEC. This discussion contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended January 1, 2011. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

Stock-Based Compensation

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010
Cost of sales	$122	$37
Selling, general and administrative expenses	1,668	521
Research and development expense	229	95

	$2,019	$653

Results of Operations for the Three Months Ended April 2, 2011 and April 3, 2010

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%
Cost of sales	54.9	59.8

Gross profit	45.1	40.2
Selling, general and administrative expenses	23.8	24.4
Research and development expense	8.1	8.8

Operating income	13.2	7.0
Foreign currency translation gain from dissolution of subsidiary	5.6	—
Interest and other expense, net	(1.9)	(1.7)

Income before income taxes	16.9	5.3

Income tax provision	0.7	0.6

Net income	16.2%	4.7%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended April 2, 2011 increased by $21.3 million, or 19.8%, compared with the corresponding period in 2010. For the three months ended April 2, 2011, net sales by our PPT Division increased $19.0 million, or 30.1%, and net sales by our Lasers Division increased $2.3 million, or 5.2%, compared with the prior year period. We experienced increases in net sales in the first quarter of 2011 compared with the first quarter of 2010 in all of our end markets. These increases resulted primarily from the continued improvement in worldwide macroeconomic conditions across our end markets, particularly the continued strength in the semiconductor equipment industry.

Net sales to the scientific research, aerospace and defense/security markets of $40.8 million for the three months ended April 2, 2011 were slightly higher than our net sales of $40.6 million to these markets during the three months ended April 3, 2010. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended April 2, 2011 increased $13.4 million, or 47.2%, compared with the same period in 2010. The increase in sales to this market during the first quarter of 2011 compared with the first quarter of 2010 was due primarily to the continued strength in the semiconductor equipment industry.

Net sales to the life and health sciences market for the three months ended April 2, 2011 increased $5.7 million, or 26.8%, compared with the same period in 2010. The increase in sales to this market in the current year period compared with the prior year period was due primarily to an increase in sales of products for bioinstrumentation applications due to design wins with customers and improved macroeconomic conditions in this market.

Net sales to our industrial manufacturing and other end markets for the three months ended April 2, 2011 increased $2.0 million, or 11.8%, compared with the same period in 2010. The increase in sales to these markets during the 2011 period compared with the same period in 2010 was due primarily to new program activity with targeted customers and the continued improvement in worldwide macroeconomic conditions in these varied markets.

Geographically, net sales were as follows:

	Three Months Ended
(In thousands)	April 2, 2011	April 3, 2010	Increase	Percentage Increase
United States	$56,962	$46,471	$10,491	22.6%
Europe	31,248	24,055	7,193	29.9
Pacific Rim	33,618	31,615	2,003	6.3
Other	6,583	5,009	1,574	31.4

	$128,411	$107,150	$21,261	19.8%

The increase in sales to customers in the United States for the three months ended April 2, 2011 compared with the corresponding period in 2010 was due primarily to increased sales to customers in our microelectronics and life and health sciences markets, offset in part by decreased sales to customers in our scientific research, aerospace and defense/security markets. The increase in sales to customers in Europe in the current year period was due to increased sales to customers in all of our end markets, and particularly in our life and health sciences market. The increase in sales to customers in the Pacific Rim and other areas of the world in the current year period was due primarily to increased sales to customers in our microelectronics market.

Gross Margin

Gross margin was 45.1% and 40.2% for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in gross margin in the current year period was due primarily to improved absorption of manufacturing overhead resulting from our higher sales and production levels and a higher proportion of sales of higher margin products by our PPT Division.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $30.5 million, or 23.8% of net sales, and $26.1 million, or 24.4% of net sales, for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in SG&A expenses in absolute dollars in the current year period compared to the prior year period was due primarily to an increase of $2.6 million in personnel costs, primarily related to incentive compensation, increased professional fees and increased utility costs.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $10.4 million, or 8.1% of net sales, and $9.5 million, or 8.8% of net sales, for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in R&D expense in absolute dollars in the current year period compared with the prior year period were due primarily to increased personnel costs, in particular related to higher incentive compensation.

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

Foreign Currency Translation Gain from Dissolution of Subsidiary

During the three months ended April 2, 2011, we recognized a total of $7.2 million in foreign currency translation gains, which had previously been included in other comprehensive income, in connection with the dissolution of our French financing subsidiary.

Interest and Other Expense, Net

Interest and other expense, net totaled $2.4 million and $1.8 million for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in interest and other expense, net in the current year period compared with the 2010 period resulted primarily from foreign currency translation losses and lower interest income earned.

Income Taxes

Our effective tax rate was 4.6% and 10.3% for the three months ended April 2, 2011 and April 3, 2010, respectively. Our effective tax rate for the three months ended April 2, 2011 was favorably impacted by a greater percentage of our earnings being reported in the U.S. and offset by a reduction in the valuation allowance maintained against our deferred tax assets. In addition, we recognized as a discrete item the non-taxable currency translation gain of $7.2 million associated with the dissolution of our French financing subsidiary, which was a disregarded entity for U.S. tax purposes. Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to evaluate and make any necessary adjustments to our effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate our annual effective tax rate. Our assumptions relate to factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which we conduct business. In addition, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. Changes in our assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.

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

As of April 2, 2011, our valuation allowance was $42.7 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets. If we continue to meet our forecast of future income, we may have enough positive evidence to release our valuation allowance against our domestic deferred tax assets during the second half of 2011.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances decreased to a total of $196.4 million as of April 2, 2011 from $200.2 million as of January 1, 2011. This decrease was attributable primarily to cash used in operating activities and purchases of property and equipment.

Net cash used in our operating activities of $2.3 million for the three months ended April 2, 2011 was attributable primarily to an increase in gross inventory of $9.8 million, a decrease of $9.4 million in accrued payroll due primarily to annual incentive compensation payments, and a decrease of $4.7 million in accounts payable due to timing of payments, offset in large part by cash provided by our operations.

Net cash provided by investing activities of $12.0 million for the three months ended April 2, 2011 was attributable to net sales of marketable securities of $14.0 million, offset in part by purchases of property and equipment of $2.0 million.

Net cash used in financing activities of $0.8 million for the three months ended April 2, 2011 was attributable primarily to payments of $3.4 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by net short-term borrowings of $1.3 million and proceeds of $1.3 million from the sale of stock under employee stock plans.

During June 2008, we issued 300 million yen ($3.6 million at April 2, 2011) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 1.55% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year. The bonds mature on June 30, 2011.

At April 2, 2011, we had a total of three lines of credit, including one domestic revolving line of credit and two revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.24% at April 2, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.18% at April 2, 2011) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At April 2, 2011, there were no balances outstanding under this line of credit, with $1.6 million available, after considering outstanding letters of credit totaling $1.4 million.

Our two revolving lines of credit with Japanese banks totaled 900 million yen ($10.7 million at April 2, 2010) and expire as follows: $7.1 million on June 1, 2011 and $3.6 million on August 31, 2011. The $7.1 million line of credit bears interest at the prevailing bank rate, which was 2.475% at April 2, 2011, and the $3.6 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.6 million line of credit. At April 2, 2011, we had $8.7 million outstanding and $2.0 million available for borrowing under these lines of credit. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.5 million at April 2, 2011), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at April 2, 2011. At April 2, 2011, we had $1.2 million outstanding and $5.3 million available for the sale of notes receivable under these agreements. As of April 2, 2011, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.1%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first three months of 2011. As of April 2, 2011, 3.9 million shares remained available for purchase under the program.

During the remainder of 2011, we expect to use $8 million to $12 million of cash for capital expenditures.

We believe our current working capital position, together with our expected future cash flows from operations, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements, including the repayment of our convertible subordinated notes which become due in February 2012, and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended January 1, 2011, and there can be no assurance that we will not require additional funding in the future.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income in our statements of income. Net foreign exchange transaction gains and losses were not material to our reported results of operations for the three months ended April 2, 2011. There were no forward exchange contracts outstanding at April 2, 2011.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a hypothetical 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three months ended April 2, 2011. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

The $7.2 million currency translation gain that we recognized in the first quarter of 2011 was a one-time adjustment related to gains that had previously been included in other comprehensive income, which adjustment was required as a result of the dissolution of our French financing subsidiary. Such gain was not indicative of a typical transaction or the translation risks that we face from currency exchange rate fluctuations.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.6 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving line of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 1.55% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $196.4 million at April 2, 2011, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $9.5 million at April 2, 2011, are sensitive to interest rates and economic conditions in Europe. We estimate that a hypothetical 10% change in the interest rate earned on our investments or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three months ended April 2, 2011.

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

Our Annual Report on Form 10-K for the year ended January 1, 2011 contains a full discussion of the risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K.

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

Dated: May 10, 2011	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.