Form 10-Q
period 2011-07-02
NEWPORT CORP
filed 2011-08-11
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Yes  ☐    No  ☒

As of July 29, 2011, 37,541,202 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$130,132	$114,600	$258,543	$221,750
Cost of sales	70,460	64,907	140,995	129,019

Gross profit	59,672	49,693	117,548	92,731
Selling, general and administrative expenses	32,739	29,119	63,212	55,217
Research and development expense	10,196	9,390	20,633	18,861

Operating income	16,737	11,184	33,703	18,653
Foreign currency translation gain from dissolution of subsidiary	—	—	7,198	—
Interest and other expense, net	(1,624)	(2,005)	(4,029)	(3,842)

Income before income taxes	15,113	9,179	36,872	14,811
Income tax provision	1,191	900	2,191	1,478

Net income	$13,922	$8,279	$34,681	$13,333

Net income per share:
Basic	$0.37	$0.23	$0.93	$0.36
Diluted	$0.36	$0.22	$0.89	$0.36
Shares used in per share calculations:
Basic	37,477	36,691	37,241	36,529
Diluted	38,788	37,586	38,812	37,504

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$116,651	$90,992
Marketable securities	97,580	109,192
Accounts receivable, net of allowance for doubtful accounts of $2,262 and $2,587 as of July 2, 2011 and January 1, 2011, respectively	87,152	84,238
Notes receivable	2,884	3,313
Inventories	95,464	84,508
Deferred income taxes	9,396	9,424
Prepaid expenses and other current assets	12,131	10,362

Total current assets	421,258	392,029
Property and equipment, net	46,206	46,160
Goodwill	69,322	69,322
Deferred income taxes	2,532	3,493
Intangible assets, net	23,478	24,990
Other assets	19,661	20,396

	$582,457	$556,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$133,543	$12,468
Accounts payable	25,444	31,691
Accrued payroll and related expenses	25,226	30,804
Accrued expenses and other current liabilities	30,882	28,416

Total current liabilities	215,095	103,379
Long-term debt, net	2,474	122,042
Obligations under capital leases, less current portion	954	979
Accrued pension liabilities	14,794	13,279
Deferred income taxes and other liabilities	20,311	21,252
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 37,524,735 and 36,909,317 shares issued and outstanding as of July 2, 2011 and January 1, 2011, respectively	4,379	4,307
Capital in excess of par value	417,846	415,757
Accumulated other comprehensive income	564	4,036
Accumulated deficit	(93,960)	(128,641)

Total stockholders’ equity	328,829	295,459

	$582,457	$556,390

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,681	$13,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,714	9,279
Amortization of discount on convertible subordinated notes	2,081	2,012
Recovery of amounts related to previously discontinued operations	(619)	—
Foreign currency gain	(7,198)	—
Provision for losses on inventories	2,177	2,177
Stock-based compensation expense	3,170	1,650
Provision for doubtful accounts	319	190
Loss on sale of assets	—	722
Loss on disposal of property and equipment	94	19
Deferred income taxes	278	(35)
Increase (decrease) in cash due to changes in:
Accounts and notes receivable	(1,185)	(4,573)
Inventories	(12,547)	(6,337)
Prepaid expenses and other assets	(217)	796
Accounts payable	(7,049)	4,868
Accrued payroll and related expenses	(6,077)	1,025
Accrued expenses and other liabilities	2,036	855
Other long-term liabilities	185	(1,201)

Net cash provided by operating activities	18,843	24,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,209)	(4,951)
Recovery of amounts related to previously discontinued operations	619	—
Purchase of marketable securities	(74,731)	(38,747)
Proceeds from the sale of marketable securities	86,330	18,739

Net cash provided by (used in) investing activities	7,009	(24,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,440	—
Repayment of long-term debt and obligations under capital leases	(87)	(79)
Proceeds from short-term borrowings	14,812	3,437
Repayment of short-term borrowings	(17,923)	(6,599)
Proceeds from the issuance of common stock under employee plans	2,426	469
Tax withholding payments related to net share settlement of equity awards	(3,435)	(1,343)

Net cash used in financing activities	(1,767)	(4,115)
Impact of foreign exchange rate changes on cash balances	1,574	(2,162)

Net increase (decrease) in cash and cash equivalents	25,659	(6,456)
Cash and cash equivalents at beginning of period	90,992	87,727

Cash and cash equivalents at end of period	$116,651	$81,271

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,758	$1,771
Income taxes (refunds), net	$1,124	$(416)
Property and equipment accrued in accounts payable	$122	$38

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the guidance in Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU No. 2011-05 requires comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. A single continuous statement would have two sections, one for net income and the other for comprehensive income. ASU No. 2011-05 will be effective for interim and annual periods beginning after December 15, 2011. This standard requires retrospective application and early adoption is permitted. The adoption of ASU No. 2011-05 will not have a material impact on the Company’s financial position or results of operations.

NOTE 3 MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at July 2, 2011 were as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
Equity securities	$602	$93	$—
Certificates of deposit	7,194	—	—
Corporate debt securities	89,784	43	(21)

	$97,580	$136	$(21)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
Corporate debt securities	$32,590	$(21)	$—	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2011 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
Equity securities	$548	$65	$—
U.S. government and agency debt securities	23,181	130	(7)
Certificates of deposit	7,177	—	—
Corporate debt securities	78,286	18	(34)

	$109,192	$213	$(41)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$17,754	$(7)	$—	$—
Corporate debt securities	40,469	(34)	—	—

	$58,223	$(41)	$—	$—

The contractual maturities of debt securities and certificates of deposit were as follows:

(In thousands)	July 2, 2011
0 – 1 Year	$96,978
1 – 2 Years	—
2 – 3 Years	—
3 – 5 Years	—
5 – 10 Years	—
More than 10 years	—

$96,978

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Gross realized gains	$39	$98	$66	$112
Gross realized losses	—	—	—	—

	$39	$98	$66	$112

NOTE 4 FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities, pension assets not owned by plan, short-term borrowings and long-term debt. The carrying amount of cash and cash equivalents and lines of credit, included in short-term borrowings, approximates fair value due to the short-term maturities of these instruments. The fair values of marketable securities and pension assets not owned by plan were estimated based on quoted market prices. The fair value of the Company’s convertible subordinated notes was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

maturities. Such notes were included in short-term borrowings as of July 2, 2011 and in long-term debt as of January 1, 2011. Long-term debt as of July 2, 2011 consisted of private placement bonds issued through a Japanese bank and the fair value was estimated based on current rates in Japan for debt with a similar maturity.

The estimated fair values of the Company’s financial instruments were as follows:

	July 2, 2011		January 1, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$116,651	$116,651	$90,992	$90,992
Marketable securities	$97,580	$97,580	$109,192	$109,192
Pension assets not owned by plan	$9,608	$9,608	$8,628	$8,628
Short-term borrowings	$133,543	$134,762	$12,468	$12,468
Long-term debt	$2,474	$2,404	$122,042	$123,251

ASC 820-10, Fair Value Measurements and Disclosures, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy.

(In thousands)	July 2, 2011	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$50,042	$50,042	$—	$—
Money market funds	43,806	43,806	—	—
Short-term investments	22,803	—	22,803	—

	116,651	93,848	22,803	—
Marketable securities:
Equity securities	$602	$602	$—	$—
Certificates of deposit	7,194	—	7,194	—
Corporate debt securities	89,784	37,888	51,896	—

	97,580	38,490	59,090	—
Pension assets not owned by plan	9,608	—	9,608	—

	$223,839	$132,338	$91,501	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

NOTE 5 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	July 2, 2011	January 1, 2011
Raw materials and purchased parts	$60,684	$54,704
Work in process	12,049	9,592
Finished goods	22,731	20,212

	$95,464	$84,508

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $4.0 million and $4.1 million as of July 2, 2011 and January 1, 2011, respectively. As of July 2, 2011 and January 1, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010
Balance at beginning of year	$4,105	$3,898
Additions charged to cost of sales	1,862	2,131
Warranty claims	(1,936)	(2,607)

Balance at end of period	$4,031	$3,422

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	July 2, 2011	January 1, 2011
Deferred revenue	$11,801	$11,294
Short-term accrued warranty obligations	3,952	4,066
Deferred lease liability	5,220	4,985
Other	9,909	8,071

	$30,882	$28,416

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

(In thousands)	July 2, 2011	January 1, 2011
Cumulative foreign currency translation gains	$1,272	$4,407
Unrecognized net pension losses	(1,131)	(1,556)
Unrealized gains on marketable securities	423	1,185

	$564	$4,036

NOTE 6 INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	July 2, 2011	January 1, 2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $5,563 and $5,056 as of July 2, 2011 and January 1, 2011, respectively	$4,567	$5,074
Customer relationships, net of accumulated amortization of $13,689 and $12,684 as of July 2, 2011 and January 1, 2011, respectively	6,411	7,416

	10,978	12,490
Intangible assets not subject to amortization:
Trademarks and trade names	12,500	12,500

Intangible assets, net	$23,478	$24,990

Amortization expense related to intangible assets totaled $0.8 million and $1.5 million for the three and six months ended July 2, 2011, respectively, and $0.8 million and $1.7 million for the three and six months ended July 3, 2010, respectively. Developed technology and customer relationships are amortized over 10 years.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated Aggregate Amortization Expense
(In thousands)
2011 (remaining)	$1,512
2012	3,023
2013	3,023
2014	1,799
2015	353
Thereafter	1,268

$10,978

NOTE 7 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest and dividend income	$125	$233	$291	$507
Interest expense	(2,102)	(2,070)	(4,202)	(4,138)
Bank and portfolio asset management fees	(193)	(187)	(419)	(363)
Other income, net	546	19	301	152

	$(1,624)	$(2,005)	$(4,029)	$(3,842)

NOTE 8 STOCK-BASED COMPENSATION

During the six months ended July 2, 2011, the Company granted 0.3 million restricted stock units and 0.3 million stock-settled stock appreciation rights with weighted-average grant date fair values of $17.06 and $7.75, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Cost of sales	$99	$85	$221	$122
Selling, general and administrative expenses	929	807	2,597	1,328
Research and development expense	123	105	352	200

	$1,151	$997	$3,170	$1,650

At July 2, 2011, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $9.0 million (net of estimated forfeitures of $2.8 million). This future compensation expense will be amortized over a weighted-average period of 1.5 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at July 2, 2011 will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

At July 2, 2011, 1.5 million stock options with a weighted-average exercise price of $13.64 per share, intrinsic value of $7.5 million and remaining contractual term of 2.2 years were vested or expected to vest and were exercisable. At July 2, 2011, 1.1 million stock-settled stock appreciation rights with a weighted-average base value of $8.30 per share, intrinsic value of $11.1 million and remaining contractual term of 5.3 years were vested or expected to vest, and 0.6 million stock-settled stock appreciation rights with a weighted-average base value of $5.64 per share, intrinsic value of $7.0 million and remaining contractual term of 4.9 years were exercisable.

NOTE 9 DEBT AND LINES OF CREDIT

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.

Holders may convert their notes into shares of the Company’s common stock based on a conversion rate of 41.5861 shares per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of July 2, 2011, the conversion value was less than the principal amount of the notes.

At July 2, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $124.1 million, net of $2.7 million in unamortized debt discount, which is included in short-term borrowings in the accompanying consolidated balance sheets. At January 1, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $122.0 million, net of $4.8 million in unamortized debt discount, which was included in long-term debt. At July 2, 2011 and January 1, 2011, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At July 2, 2011, debt issuance costs of $0.5 million, net of accumulated amortization, was included in prepaid expenses and other current assets. At January 1, 2011, debt issuance costs of $0.8 million, net of accumulated amortization, was included in other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Contractual interest	$792	$792	$1,585	$1,585
Amortization of debt discount	1,045	1,010	2,081	2,012

Interest cost on convertible subordinated notes	$1,837	$1,802	$3,666	$3,597

During June 2011, the Company retired 300 million yen in private placement bonds that matured on June 30, 2011 and issued 200 million yen ($2.5 million at July 2, 2011) in private placement bonds through a Japanese bank. These new bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheet as of July 2, 2011.

At July 2, 2011, the Company had a total of four lines of credit, including one domestic revolving line of credit and three revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million and expires December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.19% at July 2, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.13% at July 2, 2011) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At July 2, 2011, there were no balances outstanding under this line of credit, with $0.7 million available, after considering outstanding letters of credit totaling $2.3 million.

The three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($12.4 million at July 2, 2011) and expire as follows: $3.7 million on August 31, 2011, $7.4 million on September 1, 2011 and $1.3 million on September 30, 2011. The $7.4 million and $1.3 million lines of credit bear interest at the prevailing bank rate, which was 2.475% at July 2, 2011, and the $3.7 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.7 million line of credit. At July 2, 2011, the Company had $7.8 million outstanding and $4.6 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.8 million at July 2, 2011), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at July 2, 2011. At July 2, 2011, the Company had $1.6 million outstanding and $5.2 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing - Secured Borrowing and Collateral.

As of July 2, 2011, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 1.98%.

Total short-term debt, net of unamortized debt discount, was as follows:

(In thousands)	July 2, 2011	January 1, 2011

Lines of credit	$9,419	$8,788
Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	—	3,680
Convertible notes due February 2012, interest at 2.5% payable semi-annually	124,124	—

Total short-term debt	$133,543	$12,468

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

NOTE 10 NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$13,922	$8,279	$34,681	$13,333

Shares:
Weighted average shares outstanding - basic	37,477	36,691	37,241	36,529
Dilutive potential common shares, using treasury stock method	1,311	895	1,571	975

Weighted average shares outstanding - diluted	38,788	37,586	38,812	37,504

Net income per share:
Basic	$0.37	$0.23	$0.93	$0.36

Diluted	$0.36	$0.22	$0.89	$0.36

For the three and six months ended July 2, 2011, 0.1 million stock options and for the three and six months ended July 3, 2010, 2.0 million and 2.2 million stock options, respectively, were excluded from the computations of diluted net income per share, as their exercise prices exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. In addition, for the three and six months ended July 2, 2011, 0.3 million performance-based awards, and for the three and six months ended July 3, 2010, 1.3 million performance-based awards were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such period.

For the three and six months ended July 2, 2011 and for the three and six months ended July 3, 2010, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

NOTE 11 INCOME TAXES

The Company currently maintains a valuation allowance against substantially all of its gross deferred tax assets pursuant to ASC 740-10, Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to current and future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist of taxes in certain foreign jurisdictions, required state income taxes, the federal alternative minimum tax and the impact of discrete items.

The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. As of July 2, 2011, the Company’s valuation allowance was $43.1 million.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

NOTE 12 COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$13,922	$8,279	$34,681	$13,333
Foreign currency translation gains (losses)	902	(3,874)	(3,135)	(8,502)
Unrecognized net pension gains	559	484	425	519
Unrealized losses on marketable securities	(900)	(299)	(762)	(397)

	$14,483	$4,590	$31,209	$4,953

NOTE 13 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the six months ended July 2, 2011. As of July 2, 2011, 3.9 million shares remained available for purchase under the program.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$172	$152	$340	$308
Interest cost on benefit obligations	210	169	413	350
Expected return on plan assets	(59)	(37)	(118)	(76)
Net loss	10	2	19	4
Curtailment loss	—	722	—	722

	$333	$1,008	$654	$1,308

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

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

(In thousands)	Photonics and Precision Technologies	Lasers	Total
Three months ended July 2, 2011:
Sales to external customers	$85,415	$44,717	$130,132
Segment income	$20,746	$4,045	$24,791
Three months ended July 3, 2010:
Sales to external customers	$71,334	$43,266	$114,600
Segment income	$14,521	$3,354	$17,875
Six months ended July 2, 2011:
Sales to external customers	$167,579	$90,964	$258,543
Segment income	$40,411	$8,849	$49,260
Six months ended July 3, 2010:
Sales to external customers	$134,504	$87,246	$221,750
Segment income	$25,172	$5,374	$30,546

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Segment income	$24,791	$17,875	$49,260	$30,546
Foreign currency translation gain from dissolution of subsidiary	—	—	7,198	—
Unallocated operating expenses	(8,054)	(6,691)	(15,557)	(11,893)
Interest and other expense, net	(1,624)	(2,005)	(4,029)	(3,842)

	$15,113	$9,179	$36,872	$14,811

NOTE 16 FOREIGN CURRENCY TRANSLATION GAIN

In 2001, the Company established a financing structure through which it loaned its French subsidiary €16.6 million. During the first quarter of 2011, such financing structure was eliminated and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 2, 2011

NOTE 17 SUBSEQUENT EVENTS

In July 2011, the Company signed a definitive agreement to acquire Ophir Optronics Ltd. (Ophir) for $230 million in cash. This acquisition will add precision infrared optics, photonics instrumentation and three-dimensional non-contact measurement equipment to the Company’s product offerings. The transaction is expected to close in the fourth quarter of 2011, subject to receiving required regulatory approvals and the approval of Ophir’s shareholders and other customary closing conditions.

In July 2011, the Company entered into an agreement to acquire High Q Technologies GmbH (High Q) for €12 million ($17.4 million as of July 2, 2011) in cash, which acquisition was closed on July 29, 2011. This acquisition broadens the Company’s ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expands the Company’s presence in the European laser markets. High Q will be included in the Company’s Lasers Division.

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

Subsequent Events

In July 2011, we signed a definitive agreement to acquire Ophir Optronics Ltd. (Ophir) for $230 million in cash. This acquisition will add precision infrared optics, photonics instrumentation and three-dimensional non-contact measurement equipment to our product offerings. The transaction is expected to close in the fourth quarter of 2011, subject to receiving required regulatory approvals and the approval of Ophir’s shareholders and other customary closing conditions.

In July 2011, we entered into an agreement to acquire High Q Technologies GmbH (High Q) for €12 million ($17.4 million as of July 2, 2011) in cash, which acquisition closed on July 29, 2011. This acquisition broadens our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expands our presence in the European laser markets.

Stock-Based Compensation

During the six months ended July 2, 2011, we granted 0.3 million restricted stock units and 0.3 million stock-settled stock appreciation rights with weighted-average grant date fair values of $17.06 and $7.75, respectively.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of sales	$99	$85	$221	$122
Selling, general and administrative expenses	929	807	2,597	1,328
Research and development expense	123	105	352	200

	$1,151	$997	$3,170	$1,650

Results of Operations for the Three and Six Months Ended July 2, 2011 and July 3, 2010

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.1	56.6	54.5	58.2

Gross profit	45.9	43.4	45.5	41.8
Selling, general and administrative expenses	25.2	25.4	24.5	24.9
Research and development expense	7.8	8.2	8.0	8.5

Operating income	12.9	9.8	13.0	8.4
Foreign currency translation gain from dissolution of subsidiary	—	—	2.8	—
Interest and other expense, net	(1.3)	(1.8)	(1.5)	(1.7)

Income before income taxes	11.6	8.0	14.3	6.7
Income tax provision	0.9	0.8	0.9	0.7

Net income	10.7%	7.2%	13.4%	6.0%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended July 2, 2011 increased by $15.5 million, or 13.6%, compared with the corresponding period in 2010. Net sales for the six months ended July 2, 2011 increased by $36.8 million, or 16.6%, compared with the corresponding period in 2010. For the three months ended July 2, 2011, net sales by our PPT Division increased $14.1 million, or 19.7%, and net sales by our Lasers Division increased $1.4 million, or 3.4%, compared with the prior year period. For the six months ended July 2, 2011, net sales by our PPT Division increased $33.1 million, or 24.6%, and net sales by our Lasers Division increased $3.7 million, or 4.3%, compared with the prior year period. We experienced increases in net sales during both periods of 2011 compared with the same periods in 2010 in all of our end markets. These increases resulted primarily from the improvement in worldwide macroeconomic conditions from the prior year periods across our end markets, particularly in the semiconductor equipment industry, which is included in our microelectronics end market, and in our industrial manufacturing and other end markets.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended July 2, 2011 increased $0.7 million, or 1.9%, compared with the same period in 2010. Net sales to these markets for the six months ended July 2, 2011 increased $1.5 million, or 1.8%, compared with the same period in 2010. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended July 2, 2011 increased $7.3 million, or 19.7%, compared with the same period in 2010. Net sales to this market for the six months ended July 2, 2011 increased $20.6 million, or 31.6%, compared with the same period in 2010. The increase in sales to this market during both periods of 2011 compared with the same periods in 2010 was due primarily to increased sales to the semiconductor equipment industry.

Net sales to the life and health sciences market for the three months ended July 2, 2011 increased $1.8 million, or 7.9%, compared with the same period in 2010. Net sales to this market for the six months ended July 2, 2011 increased $6.9 million, or 15.7%, compared with the same period in 2010. The increase in sales to this market during both periods of 2011 compared with the same periods in 2010 was due primarily to an increase in sales of products for bioinstrumentation applications and improved macroeconomic conditions.

Net sales to our industrial manufacturing and other end markets for the three months ended July 2, 2011 increased $5.7 million, or 36.8%, compared with the same period in 2010. Net sales to these markets for the six months ended July 2, 2011 increased $7.8 million, or 23.8%, compared with the same period in 2010. The increase in sales to these markets during both periods of 2011 compared with the same periods in 2010 was due primarily to increased sales of products for electro-optics and telecommunications applications and to the improved worldwide macroeconomic conditions in these varied markets.

Geographically, net sales were as follows:

	Three Months Ended
(In thousands)	July 2, 2011	July 3, 2010	Increase	Percentage Increase
United States	$58,933	$58,649	$284	0.5%
Europe	26,265	24,280	1,985	8.2
Pacific Rim	33,150	26,861	6,289	23.4
Other	11,784	4,810	6,974	145.0

	$130,132	$114,600	$15,532	13.6%

	Six Months Ended
(In thousands)	July 2, 2011	July 3, 2010	Increase	Percentage Increase
United States	$115,895	$105,120	$10,775	10.3%
Europe	57,513	48,335	9,178	19.0
Pacific Rim	66,768	58,476	8,292	14.2
Other	18,367	9,819	8,548	87.1

	$258,543	$221,750	$36,793	16.6%

The increase in sales to customers in the United States for the three and six months ended July 2, 2011 compared with the corresponding periods in 2010 was due primarily to increased sales to customers in our microelectronics and life and health sciences markets, offset in part by decreased sales to customers in our scientific research, aerospace and defense/security markets, particularly in the three-month period. The increase in sales to customers in Europe in the current year periods was due to increased sales to customers in all of our end markets, particularly in the life and health sciences, industrial manufacturing and microelectronics markets, with the exception of a small decline in sales to customers in the scientific research market during the three-month period. The increase in sales to customers in the Pacific Rim in the current year periods was due primarily to increased sales to customers in our microelectronics and industrial manufacturing and other end markets. Sales to customers in Japan in the three-month period were negatively impacted by the turmoil caused by the recent tsunami. However, this was more than offset by increased sales to customers in other Pacific Rim countries. The increase in sales to customers in other areas of the world in the current year periods was due primarily to increased sales to customers in our scientific research market in connection with major research programs, as well as increased sales to customers in our microelectronics end market.

Gross Margin

Gross margin was 45.9% and 43.4% for the three months ended July 2, 2011 and July 3, 2010, respectively, and 45.5% and 41.8% for the six months ended July 2, 2011 and July 3, 2010, respectively. The increase in gross margin in the current year periods was due primarily to improved absorption of manufacturing overhead resulting from our higher sales and production levels and increased efficiencies in manufacturing processes.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $32.7 million, or 25.2% of net sales, and $29.1 million, or 25.4% of net sales, for the three months ended July 2, 2011 and July 3, 2010, respectively. SG&A expenses totaled $63.2 million, or 24.5% of net sales, and $55.2 million, or 24.9% of net sales, for the six months ended July 2, 2011 and July 3, 2010, respectively. The increase in SG&A expenses in absolute dollars for the three months ended July 2, 2011 compared with the prior year period was due primarily to an increase in legal and advisory fees of $1.9 million related mainly to potential acquisitions, and increases in rent expense, third party commissions, travel expenses, advertising costs and bad debt expense, offset in part by a decrease in accrued incentive compensation. The increase in SG&A expenses in absolute dollars for the six months ended July 2, 2011 compared with the prior year period was due primarily to an increase in legal and advisory fees of $2.4 million related mainly to our potential acquisitions, an increase in personnel costs of $1.8 million due to increased wages and stock-based compensation and increases in rent expense, third party commissions, advertising costs, travel expenses, consulting fees and bad debt expense.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $10.2 million, or 7.8% of net sales, and $9.4 million, or 8.2% of net sales, for the three months ended July 2, 2011 and July 3, 2010, respectively. R&D expense totaled $20.6 million, or 8.0% of net sales, and $18.9 million, or 8.5% of net sales, for the six months ended July 2, 2011 and July 3, 2010, respectively. The increases in R&D expense in absolute dollars in the current year periods compared with the prior year periods were due primarily to increased personnel costs resulting from higher wages and incentive compensation, and to increased materials costs related to new product development and releases.

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

Foreign Currency Translation Gain from Dissolution of Subsidiary

During the three and six months ended July 2, 2011, we recognized a total of $7.2 million in foreign currency translation gains, which had previously been included in other comprehensive income, in connection with the dissolution of our French financing subsidiary.

Interest and Other Expense, Net

Interest and other expense, net totaled $1.6 million and $2.0 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $4.0 million and $3.8 million for the six months ended July 2, 2011 and July 3, 2010, respectively. The decrease in interest and other expense, net for the three months ended July 2, 2011 compared with the same period in 2010 was due primarily to a $0.6 million gain associated with the recovery of amounts due from Kensington Laboratories LLC (Kensington), which had previously been written off. The increase in interest and other expense, net for the six months ended July 2, 2011 compared with the same period in 2010 was due primarily to foreign currency translation losses and lower interest income earned, offset in part by the gain associated with the recovery of amounts due from Kensington.

Income Taxes

Our effective tax rate was 7.9% and 9.8% for the three months ended July 2, 2011 and July 3, 2010, respectively, and 5.9% and 10.0% for the six months ended July 2, 2011 and July 3, 2010, respectively. Our effective tax rate for the three and six months ended July 2, 2011 was favorably impacted by a greater percentage of our earnings being reported in the United States, which were offset by a reduction in the valuation allowance maintained against our deferred tax assets. In addition, during the first quarter of 2011, we recognized as a discrete item, the non-taxable currency translation gain of $7.2 million associated with the dissolution of our French financing subsidiary, which was a disregarded entity for U.S. tax purposes. Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to evaluate and make any necessary adjustments to our effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate our annual effective tax rate. Our assumptions relate to factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which we conduct business. In addition, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. Changes in our assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.

We have maintained a valuation allowance against substantially all of our gross deferred tax assets pursuant to ASC 740-10, Income Taxes, due to the uncertainty as to the timing and ultimate realization of those assets. As a result, until such valuation allowance is reversed, the U.S. tax provision relating to future U.S. earnings will be offset substantially by a reduction in the valuation allowance.

As of July 2, 2011, our valuation allowance was $43.1 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets. If we continue to meet our forecast of future income, we may have enough positive evidence to release our valuation allowance against our domestic deferred tax assets during the fourth quarter of 2011.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances increased to a total of $214.2 million as of July 2, 2011 from $200.2 million as of January 1, 2011. This increase was attributable primarily to cash provided by operating activities and net sales of marketable securities, offset in part by purchases of property and equipment.

Net cash provided by our operating activities of $18.8 million for the six months ended July 2, 2011 was attributable primarily to cash provided by our operations and an increase in accrued expenses of $2.0 million due to the timing of payments, offset in part by an increase in gross inventory of $12.5 million, a decrease in accounts payable of $7.0 million due to timing of payments, a decrease in accrued payroll expenses of $6.1 million due primarily to annual incentive compensation payments, and an increase in accounts receivable of $1.2 million due to the timing of receipts.

Net cash provided by investing activities of $7.0 million for the six months ended July 2, 2011 was attributable to net sales of marketable securities of $11.6 million and a $0.6 million recovery on amounts due from Kensington, offset in part by purchases of property and equipment of $5.2 million.

Net cash used in financing activities of $1.8 million for the six months ended July 2, 2011 was attributable primarily to payments of $3.4 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans and net repayments of borrowings of $0.8 million, offset in part by proceeds of $2.4 million from the sale of stock under employee stock plans.

During June 2011, we retired 300 million yen in private placement bonds that matured on June 30, 2011 and issued 200 million yen ($2.5 million at July 2, 2011) in private placement bonds through a Japanese bank. These new bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheet as of July 2, 2011.

At July 2, 2011, we had a total of four lines of credit, including one domestic revolving line of credit and three revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse.

Our domestic revolving line of credit has a total credit limit of $3.0 million and expires on December 1, 2011. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.19% at July 2, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.13% at July 2, 2011) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At July 2, 2011, there were no balances outstanding under this line of credit, with $0.7 million available, after considering outstanding letters of credit totaling $2.3 million.

Our three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($12.4 million at July 2, 2011) and expire as follows: $3.7 million on August 31, 2011, $7.4 million on September 1, 2011 and $1.3 million on September 30, 2011. The $7.4 million and $1.3 million lines of credit bear interest at the prevailing bank rate, which was 2.475% at July 2, 2011, and the $3.7 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.7 million line of credit. At July 2, 2011, we had $7.8 million outstanding and $4.6 million available for borrowing under these lines of credit. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.8 million at July 2, 2011), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at July 2, 2011. At July 2, 2011, we had $1.6 million outstanding and $5.2 million available for the sale of notes receivable under these agreements. As of July 2, 2011, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 1.98%.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including our share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during the first six months of 2011. As of July 2, 2011, 3.9 million shares remained available for purchase under the program.

During the remainder of 2011, we expect to use $6 million to $9 million of cash for capital expenditures.

In July 2011, we entered into definitive agreements to acquire Ophir for approximately $230 million in cash and High Q for approximately $17.4 million in cash. The High Q transaction closed on July 29, 2011 and the Ophir transaction is expected to close during the fourth quarter of 2011. We have obtained a commitment from Bank of America, N.A. (Bank of America) to provide us with up to $50.0 million in the form of a senior secured revolving credit facility, on the terms and subject to the conditions set forth in a commitment letter from Bank of America. This credit facility, together with our outstanding cash, cash equivalents and marketable securities balances, would provide adequate funds to complete the Ophir acquisition and fund our operations in the near term. We are also currently seeking alternative long-term financing, which will provide funding for this acquisition as well as sufficient liquidity to fund our ongoing operations and the repayment of our convertible subordinated notes, which become due in February 2012.

We believe our current working capital position, together with our expected future cash flows from operations and the aforementioned financing, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, the pending acquisition of Ophir, our debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended January 1, 2011. While we believe that we will be able to secure the long-term financing discussed above on acceptable terms, there can be no assurance that we will be able to do so or that we will not require additional funding in the future. Further, such financing may impose restrictions on our operations and/or limitations on our ability to obtain other funding.

Except for the aforementioned capital expenditures and acquisitions, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the guidance in Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU No. 2011-05 requires comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. A single continuous statement would have two sections, one for net income and the other for comprehensive income. ASU No. 2011-05 will be effective for interim and annual periods beginning after December 15, 2011. This standard requires retrospective application and early adoption is permitted. The adoption of ASU No. 2011-05 will not have a material impact on our financial position or results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income in our statements of income. Net foreign exchange transaction gains and losses were not material to our reported results of operations for the three and six months ended July 2, 2011. There were no forward exchange contracts outstanding at July 2, 2011.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a hypothetical 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three and six months ended July 2, 2011. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

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

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing London Interbank Offered Rate (LIBOR) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.7 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 0.62% per year, respectively, and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $214.2 million at July 2, 2011, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $9.6 million at July 2, 2011, are sensitive to interest rates and economic conditions in Europe. We estimate that a hypothetical 10% change in the interest rate earned on our investments or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three and six months ended July 2, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer where appropriate, to allow timely decisions regarding required disclosure.

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
2.1

Agreement and Plan of Merger, dated as of July 7, 2011, by and among the Registrant, Helios Merger Sub Ltd. and Ophir Optronics Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011).

10.1	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.2

Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.3

Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.4

Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2011	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of July 7, 2011, by and among the Registrant, Helios Merger Sub Ltd. and Ophir Optronics Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011).

10.1	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.2

Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.3

Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.4

Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.