Form 10-Q
period 2011-10-01
NEWPORT CORP
filed 2011-11-10
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Yes  ☐    No  ☒

As of October 28, 2011, 37,589,128 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$125,598	$125,187	$384,141	$346,937
Cost of sales	69,815	71,452	210,810	200,471

Gross profit	55,783	53,735	173,331	146,466
Selling, general and administrative expenses	30,417	28,030	93,629	83,247
Research and development expense	11,152	9,894	31,785	28,755

Operating income	14,214	15,811	47,917	34,464
Foreign currency translation gain (loss) from sale and dissolution of subsidiaries	—	(554)	7,198	(554)
Interest and other expense, net	(2,348)	(2,414)	(6,377)	(6,256)

Income before income taxes	11,866	12,843	48,738	27,654
Income tax provision	1,364	239	3,555	1,717

Net income	$10,502	$12,604	$45,183	$25,937

Net income per share:
Basic	$0.28	$0.34	$1.21	$0.71
Diluted	$0.27	$0.34	$1.17	$0.69
Shares used in per share calculations:
Basic	37,543	36,722	37,342	36,594
Diluted	38,571	37,579	38,732	37,529

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$209,362	$90,992
Marketable securities	7,741	109,192
Accounts receivable, net of allowance for doubtful accounts of $2,657 and $2,587 as of October 1, 2011 and January 1, 2011, respectively	77,035	84,238
Notes receivable	1,606	3,313
Inventories	97,447	84,508
Deferred income taxes	9,795	9,424
Prepaid expenses and other current assets	12,214	10,362

Total current assets	415,200	392,029
Property and equipment, net	46,558	46,160
Goodwill	75,749	69,322
Deferred income taxes	2,139	3,493
Intangible assets, net	33,250	24,990
Other assets	24,388	20,396

	$597,284	$556,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$133,937	$12,468
Accounts payable	23,966	31,691
Accrued payroll and related expenses	25,292	30,804
Accrued expenses and other current liabilities	34,192	28,416

Total current liabilities	217,387	103,379
Long-term debt, net	6,923	122,042
Obligations under capital leases, less current portion	848	979
Accrued pension liabilities	14,142	13,279
Deferred income taxes and other liabilities	21,618	21,252
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 37,572,421 and 36,909,317 shares issued and outstanding as of October 1, 2011 and January 1, 2011, respectively	4,385	4,307
Capital in excess of par value	419,789	415,757
Accumulated other comprehensive income (loss)	(4,350)	4,036
Accumulated deficit	(83,458)	(128,641)

Total stockholders’ equity	336,366	295,459

	$597,284	$556,390

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,183	$25,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,649	13,796
Amortization of discount on convertible subordinated notes	3,135	3,031
Recovery of amounts related to previously discontinued operations	(619)	—
Foreign currency gain	(7,198)	—
Provision for losses on inventories	4,461	5,266
Stock-based compensation expense	4,679	3,326
Provision for doubtful accounts	322	659
Loss on sale of assets	—	809
Loss on disposal of property and equipment	95	96
Deferred income taxes	271	—
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	10,783	(13,286)
Inventories	(12,918)	(12,242)
Prepaid expenses and other assets	(259)	821
Accounts payable	(9,800)	4,294
Accrued payroll and related expenses	(6,185)	3,182
Accrued expenses and other liabilities	3,201	(1,653)
Other long-term liabilities	93	(1,443)

Net cash provided by operating activities	48,893	32,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,628)	(6,452)
Business acquisition, net of cash acquired	(12,516)	—
Proceeds from the sale of business	—	4,003
Recovery of amounts related to previously discontinued operations	619	—
Purchase of marketable securities	(101,773)	(96,566)
Proceeds from the sale of marketable securities	203,744	75,697

Net cash provided by (used in) investing activities	82,446	(23,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	2,963	—
Repayment of long-term debt and obligations under capital leases	(131)	(119)
Proceeds from short-term borrowings	16,859	8,053
Repayment of short-term borrowings	(31,715)	(10,667)
Proceeds from the issuance of common stock under employee plans	2,866	664
Tax withholding payments related to net share settlement of equity awards	(3,435)	(1,343)

Net cash used in financing activities	(12,593)	(3,412)
Impact of foreign exchange rate changes on cash balances	(376)	(1,741)

Net increase in cash and cash equivalents	118,370	4,122
Cash and cash equivalents at beginning of period	90,992	87,727

Cash and cash equivalents at end of period	$209,362	$91,849

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,980	$3,225
Income taxes (refunds), net	$1,580	$(759)
Property and equipment accrued in accounts payable	$124	$30

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the guidance in Accounting Standards Codification (ASC) 220, Comprehensive Income. ASU No. 2011-05 requires comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. A single continuous statement would have two sections, one for net income and the other for comprehensive income. ASU No. 2011-05 will be effective for interim and annual periods beginning after December 15, 2011. This standard requires retrospective application and early adoption is permitted but has not been elected by the Company. The adoption of ASU No. 2011-05 will not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other. ASU No. 2011-08 allows companies to first use a qualitative approach when evaluating goodwill for impairment. The two-step goodwill impairment process would only be necessary if a company concludes, based on this qualitative evaluation, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. ASU No. 2011-08 will be effective for fiscal years beginning after December 15, 2011 and early adoption is permitted but has not been elected by the Company. The adoption of ASU No. 2011-08 will not have a material impact on the Company’s financial position or results of operations.

NOTE 3 MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at October 1, 2011 were as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
Equity securities	$558	$89	$—
Certificates of deposit	7,183	—	—

	$7,741	$89	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2011 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Equity securities	$548	$65	$—
U.S. government and agency debt securities	23,181	130	(7)
Certificates of deposit	7,177	—	—
Corporate debt securities	78,286	18	(34)

	$109,192	$213	$(41)

	Marketable Securities In Cumulative
	Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$17,754	$(7)	$—	$—
Corporate debt securities	40,469	(34)	—	—

	$58,223	$(41)	$—	$—

The contractual maturities of debt securities and certificates of deposit were as follows:

(In thousands)	October 1, 2011
0 – 1 Year	$7,183
1 – 2 Years	—
2 – 3 Years	—
3 – 5 Years	—
5 – 10 Years	—
More than 10 years	—

$7,183

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Gross realized gains	$3	$14	$69	$112
Gross realized losses	—	—	—	—

	$3	$14	$69	$112

NOTE 4 FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, marketable securities, pension assets not owned by plan, short-term borrowings and long-term debt. The carrying amounts of cash and cash equivalents and lines of credit included in short-term borrowings approximate fair value due to the short-term maturities of these instruments. The fair values of marketable securities and pension assets not owned by plan were estimated based on quoted market prices. The fair value of the Company’s convertible subordinated notes was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

maturities. Such notes were included in short-term borrowings as of October 1, 2011 and in long-term debt as of January 1, 2011. Long-term debt as of October 1, 2011 consisted of private placement bonds issued through a Japanese bank and various loans with Austrian financial institutions. The fair value of long-term debt was estimated based on current rates in Japan and Austria, respectively, for debt with similar maturities.

The estimated fair values of the Company’s financial instruments were as follows:

	October 1, 2011		January 1, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$209,362	$209,362	$90,992	$90,992
Marketable securities	$7,741	$7,741	$109,192	$109,192
Pension assets not owned by plan	$8,831	$8,831	$8,628	$8,628
Short-term borrowings	$133,937	$135,341	$12,468	$12,468
Long-term debt	$6,923	$6,836	$122,042	$123,251

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

(In thousands)	October 1, 2011	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$98,395	$98,395	$—	$—
Money market funds	110,967	110,967	—	—

	209,362	209,362	—	—
Marketable securities:
Equity securities	$558	$558	$—	$—
Certificates of deposit	7,183	—	7,183	—

	7,741	558	7,183	—
Pension assets not owned by plan	8,831	—	8,831	—

	$225,934	$209,920	$16,014	$—

NOTE 5 ACQUISITION

On July 29, 2011, the Company acquired all of the capital stock of High Q Technologies GmbH (High Q). The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and $1.3 million of which was subsequently paid to the sellers based on a calculation of High Q’s net assets at closing. After considering the cash held by High Q as of the closing date, the net cash used by the Company for this transaction was $12.5 million. The Company incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of income. This acquisition broadens the Company’s ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expands the Company’s presence in the European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.7 million as of

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

October 1, 2011), and leased the building from the purchaser for a period of at least ten years. High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q. Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%. The principal balance of the loan was €3.4 million ($4.4 million) as of October 1, 2011. As of October 1, 2011, the current portion of the loan was $0.2 million and was included in prepaid expenses and other current assets and the long-term portion of the loan was $4.2 million and was included in other assets.

The consideration paid by the Company for the acquisition is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. The amount of goodwill recorded reflects factors such as the value of expected future product line expansion, the value of the expected synergies to be derived from combining the operations of the business acquired, and the value of the acquired workforce. Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Cash	$5,989
Other current assets	10,516
Goodwill	6,880
Developed technology	6,300
Customer relationships	1,350
Other intangible assets	4,170
Other assets	6,191
Liabilities	(22,891)

$18,505

The $6.9 million in goodwill has been allocated to the Company’s Lasers Division, a portion of which will be deductible for Austrian tax purposes.

The actual net sales and net income of High Q from July 29, 2011, the closing date of the acquisition, that were included in the Company’s consolidated statements of income for the three and nine months ended October 1, 2011 and October 2, 2010, are set forth in the table below. Also set forth in the table below are the pro forma net sales and net income of the Company during such periods, including the results of High Q as though the acquisition had occurred at the beginning of 2010. This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Actual:
Net sales	$4,873	$—	$4,873	$—
Net income	$677	$—	$677	$—
Supplemental pro forma information:
Net sales	$127,182	$127,865	$398,573	$356,586
Net income	$10,617	$11,873	$45,894	$23,733

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above. The pro forma net income excludes depreciation on the building that houses High Q’s corporate headquarters and operations, which was sold in connection with the acquisition, and includes rent associated with the lease back of the building. Transaction costs, which were incurred prior to the closing of the acquisition, are also excluded from pro forma net income for the three and nine months ended

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

October 1, 2011. These adjustments were not material. In addition, the pro forma net income excludes historical intangible asset amortization of $0.5 million for the three and nine months ended October 1, 2011, and replaces it with amortization of acquired identifiable intangible assets of $0.2 million and $0.7 million for the three and nine months ended October 1, 2011, respectively, and $0.7 million and $2.3 million for the three and nine months ended October 2, 2010, respectively.

NOTE 6 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	October 1, 2011	January 1, 2011
Raw materials and purchased parts	$62,489	$54,704
Work in process	12,270	9,592
Finished goods	22,688	20,212

	$97,447	$84,508

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $4.8 million and $4.1 million as of October 1, 2011 and January 1, 2011, respectively. As of October 1, 2011 and January 1, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010
Balance at beginning of year	$4,105	$3,898
Additions charged to cost of sales	2,538	3,391
Warranty claims	(1,769)	(3,438)

Balance at end of period	$4,874	$3,851

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	October 1, 2011	January 1, 2011
Deferred revenue	$12,146	$11,294
Short-term accrued warranty obligations	4,813	4,066
Deferred lease liability	5,212	4,985
Other	12,021	8,071

	$34,192	$28,416

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In thousands)	October 1, 2011	January 1, 2011
Cumulative foreign currency translation gains (losses)	$(4,242)	$4,407
Unrecognized net pension losses	(1,012)	(1,556)
Unrealized gains on marketable securities	904	1,185

	$(4,350)	$4,036

NOTE 7 INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	October 1, 2011	January 1, 2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $5,915 and $5,056 as of October 1, 2011 and January 1, 2011, respectively	$10,100	$5,074
Customer relationships, net of accumulated amortization of $14,227 and $12,684 as of October 1, 2011 and January 1, 2011, respectively	7,134	7,416
Other, net of accumulated amortization of $379 and $0 as of October 1, 2011 and January 1, 2011, respectively	2,657	—

	19,891	12,490
Intangible assets not subject to amortization:
Trademarks and trade names	13,359	12,500

Intangible assets, net	$33,250	$24,990

Developed technology is amortized over ten years. Customer relationships are amortized over six to ten years. Other intangible assets include acquired backlog, in-process research and development, non-competition agreements, and product trade names and trademarks. Backlog is amortized over one year. In-process research and development is amortized over ten years from the date the technology has been fully developed. Non-competition agreements are amortized over the contractual terms of such agreements, which is five years. Trademarks and trade names associated with products are amortized over the estimated remaining life of the product technology. Trademarks and trade names associated with a business have indefinite lives and are not amortized.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

Amortization expense related to intangible assets totaled $1.3 million and $2.8 million for the three and nine months ended October 1, 2011, respectively, and $0.8 million and $2.4 million for the three and nine months ended October 2, 2010, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

Estimated Aggregate Amortization Expense
(In thousands)
2011 (remaining)	$1,519
2012	5,159
2013	3,856
2014	2,633
2015	1,186
Thereafter	5,024

$19,377

The Company has excluded €384,000 ($514,000 as of October 1, 2011) of amortization expense related to in-process research and development from the table above, as it was uncertain as of October 1, 2011 when the technology will be completed and when the amortization will begin.

NOTE 8 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Interest and dividend income	$99	$245	$390	$752
Interest expense	(2,658)	(2,078)	(6,859)	(6,216)
Bank and portfolio asset management fees	(196)	(181)	(621)	(544)
Other income (expense), net	407	(400)	713	(248)

	$(2,348)	$(2,414)	$(6,377)	$(6,256)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

NOTE 9 STOCK-BASED COMPENSATION

During the nine months ended October 1, 2011, the Company granted 0.3 million restricted stock units and 0.3 million stock-settled stock appreciation rights with weighted-average grant date fair values of $17.06 and $7.75, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$133	$142	$354	$264
Selling, general and administrative expenses	1,210	1,342	3,807	2,669
Research and development expense	166	192	518	393

	$1,509	$1,676	$4,679	$3,326

At October 1, 2011, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $7.5 million (net of estimated forfeitures of $2.6 million). This future compensation expense will be amortized over a weighted-average period of 1.4 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at October 1, 2011 will be adjusted for subsequent forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At October 1, 2011, 1.4 million stock options with a weighted-average exercise price of $13.68 per share, intrinsic value of $0 and remaining contractual term of 2.2 years were vested or expected to vest and were exercisable. At October 1, 2011, 1.1 million stock-settled stock appreciation rights with a weighted-average base value of $8.30 per share, intrinsic value of $4.3 million and remaining contractual term of 5.1 years were vested or expected to vest, and 0.5 million stock-settled stock appreciation rights with a weighted-average base value of $5.65 per share, intrinsic value of $3.0 million and remaining contractual term of 4.7 years were exercisable.

NOTE 10 DEBT AND LINES OF CREDIT

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes are subordinated to all of the Company’s existing and future senior indebtedness, mature on February 15, 2012 and bear interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.

Holders may convert their notes into shares of the Company’s common stock based on a conversion rate of 41.5861 shares per $1,000 principal amount of notes (equal to an initial conversion price of $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeds $1,000, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of October 1, 2011, the conversion value was less than the principal amount of the notes.

At October 1, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $125.2 million, net of $1.6 million in unamortized debt discount, which is included in short-term borrowings in the accompanying consolidated balance sheets. At January 1, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $122.0 million, net of $4.8 million in unamortized debt discount, which was included in long-term debt. At October 1, 2011 and January 1, 2011, the carrying value of the equity component was $26.2 million, net of $0.9 million of equity issuance costs. At October 1, 2011, debt issuance costs of $0.3 million, net of accumulated amortization, was included in prepaid expenses and

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

other current assets. At January 1, 2011, debt issuance costs of $0.8 million, net of accumulated amortization, was included in other assets. The remaining debt issuance costs and unamortized debt discount are being amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Contractual interest	$792	$792	$2,377	$2,377
Amortization of debt discount	1,054	1,019	3,135	3,031

Interest cost on convertible subordinated notes	$1,846	$1,811	$5,512	$5,408

In June 2011, the Company retired 300 million yen in private placement bonds that matured on June 30, 2011 and issued 200 million yen ($2.6 million at October 1, 2011) in private placement bonds through a Japanese bank. These new bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheet as of October 1, 2011.

At October 1, 2011, the Company had a total of nine lines of credit, including one domestic revolving line of credit, three revolving lines of credit with Japanese banks, and five revolving lines of credit with an Austrian financial institution. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse, and the Company has three promissory notes payable to an Austrian financial institution.

The Company’s domestic revolving line of credit has a total credit limit of $3.0 million. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.24% at October 1, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.15% at October 1, 2011) plus 1.00%, at the Company’s option, and carries an unused line fee of 0.25% per year. At October 1, 2011, there were no balances outstanding under this line of credit, with $0.7 million available, after considering outstanding letters of credit totaling $2.3 million. On October 4, 2011, the Company entered into a new credit agreement with certain lenders, as discussed in Note 18, and terminated this line of credit.

The three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($13.0 million at October 1, 2011) and expire as follows: $7.8 million on November 30, 2011, $3.9 million on July 27, 2012, and $1.3 million on January 31, 2012. The $7.8 million and $1.3 million lines of credit bear interest at the prevailing bank rate at each institution, which was 2.475% and 2.20%, respectively, at October 1, 2011, and the $3.9 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.9 million line of credit. At October 1, 2011, the Company had $8.2 million outstanding and $4.8 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($7.1 million at October 1, 2011), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at October 1, 2011. At October 1, 2011, the Company had $0.6 million outstanding and $6.5 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing - Secured Borrowing and Collateral.

As of October 1, 2011, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds, was 2.00%.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

As part of the acquisition of High Q, the Company assumed certain loans with Austrian financial institutions, eight of which remain outstanding as of October 1, 2011. Three of the loans are promissory notes with remaining principal balances of €0.1 million ($0.1 million) each at October 1, 2011, which bear interest at rates per annum of 3.00%, 2.48% and 3.50%, and become due in full in December 2012, December 2018 and December 2020, respectively. Principal and interest on such notes are paid monthly. The Company also has five revolving lines of credit with an aggregate outstanding balance of €3.0 million ($4.0 million) as of October 1, 2011. These lines of credit are secured by certain cash deposits, accounts receivable and bank guarantees. These lines of credit do not require principal repayment as long as certain conditions are met. Interest accrues on these lines of credit at a rate of 2.45% and is payable bi-monthly. Amounts outstanding under all of these loans with Austrian financial institutions are included in long-term debt in the accompanying balance sheet as of October 1, 2011.

Total short-term debt, net of unamortized debt discount, was as follows:

(In thousands)	October 1, 2011	January 1, 2011
Lines of credit	$8,759	$8,788
Japanese private placement bonds due June 2011, interest at 1.55% payable semi-annually	—	3,680
Convertible notes due February 2012, interest at 2.5% payable semi-annually	125,178	—

Total short-term debt	$133,937	$12,468

Total long-term debt was as follows:

(In thousands)	October 1, 2011	January 1, 2011
Japanese private placement bonds due June 2014, interest at 0.62% payable semi-annually	$2,597	$—
Austrian amortizing loans due December 2012 through December 2020, interest rates from 2.45% to 3.50%	309	—
Austrian lines of credit, no due date, interest at 2.45% payable bi-monthly	4,017	—
Convertible notes due February 2012, interest at 2.5% payable semi-annually	—	122,042

Total long-term debt	$6,923	$122,042

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

NOTE 11 NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$10,502	$12,604	$45,183	$25,937

Shares:
Weighted average shares outstanding - basic	37,543	36,722	37,342	36,594
Dilutive potential common shares, using treasury stock method	1,028	857	1,390	935

Weighted average shares outstanding - diluted	38,571	37,579	38,732	37,529

Net income per share:
Basic	$0.28	$0.34	$1.21	$0.71

Diluted	$0.27	$0.34	$1.17	$0.69

For the three and nine months ended October 1, 2011, an aggregate of 0.7 million stock options and stock appreciation rights and 0.6 million stock options and stock appreciation rights, respectively, and for the three and nine months ended October 2, 2010, 2.2 million stock options, were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. For the three and nine months ended October 1, 2011, 0.3 million restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method, and, therefore, their inclusion would have been antidilutive. For the three and nine months ended October 2, 2010, 0.5 million performance-based awards were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.

For the three and nine months ended October 1, 2011 and for the three and nine months ended October 2, 2010, the Company’s convertible subordinated notes had no impact on diluted net income per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

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

The Company will continue to monitor actual results, refine forecasted data and assess the need for retaining a valuation allowance against the U.S. and certain foreign gross deferred tax assets. In the event it is determined that a valuation allowance is no longer required, substantially all of the reversal will be recorded as a discrete item in the appropriate period. If the Company continues to meet its forecast of future income, it may have enough positive evidence to release its valuation allowance during the fourth quarter of 2011. As of October 1, 2011, the Company’s valuation allowance was $30.5 million.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

NOTE 13 COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$10,502	$12,604	$45,183	$25,937
Foreign currency translation gains (losses)	(5,514)	4,935	(8,649)	(3,567)
Unrecognized net pension gains (losses)	119	(9)	544	510
Unrealized gains (losses) on marketable securities	481	71	(281)	(326)

	$5,588	$17,601	$36,797	$22,554

NOTE 14 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. No purchases were made under this program during the nine months ended October 1, 2011. As of October 1, 2011, 3.9 million shares remained available for purchase under the program. However, the terms of the senior secured credit facility obtained by the Company in October 2011, as described in Note 18, restrict the Company’s ability to purchase additional shares under this program during the term of such facility.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$177	$142	$517	$451
Interest cost on benefit obligations	209	173	621	523
Expected return on plan assets	(60)	(38)	(177)	(114)
Net (income) loss	10	(2)	29	1
Curtailment loss	—	—	—	722

	$336	$275	$990	$1,583

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

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

The Company measured income reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, an unallocated gain (loss), interest and other expense, net, and income taxes.

(In thousands)	Photonics and Precision Technologies	Lasers	Total
Three months ended October 1, 2011:
Sales to external customers	$78,939	$46,659	$125,598
Segment income	$17,879	$3,182	$21,061
Three months ended October 2, 2010:
Sales to external customers	$77,791	$47,396	$125,187
Segment income	$17,212	$4,093	$21,305
Nine months ended October 1, 2011:
Sales to external customers	$246,518	$137,623	$384,141
Segment income	$58,290	$12,031	$70,321
Nine months ended October 2, 2010:
Sales to external customers	$212,295	$134,642	$346,937
Segment income	$42,384	$9,467	$51,851

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Segment income	$21,061	$21,305	$70,321	$51,851
Foreign currency translation gain (loss) from sale and dissolution of subsidiaries	—	(554)	7,198	(554)
Unallocated operating expenses	(6,847)	(5,494)	(22,404)	(17,387)
Interest and other expense, net	(2,348)	(2,414)	(6,377)	(6,256)

	$11,866	$12,843	$48,738	$27,654

The total assets of the Company’s Lasers Division increased to $140.8 million as of October 1, 2011 from $80.4 million as of January 1, 2011, primarily due to the acquisition of High Q.

NOTE 17 FOREIGN CURRENCY TRANSLATION GAIN (LOSS)

In 2001, the Company established a financing structure through which it loaned its French subsidiary €16.6 million. During the first quarter of 2011, such financing structure was eliminated and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.

In 2010, the Company sold its Hilger Crystals Limited business and, as a result, $0.6 million that had previously been included in other comprehensive income was recognized as a foreign currency translation loss.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 1, 2011

NOTE 18 SUBSEQUENT EVENTS

On October 4, 2011, the Company acquired all of the outstanding capital stock of Ophir Optronics Ltd. (Ophir) for an aggregate purchase price of $242.3 million in cash. The Company funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds received by the Company from the new senior secured credit facility described below. This acquisition adds precision infrared optics, photonics instrumentation and three-dimensional non-contact measurement equipment to the Company’s product offerings.

On October 4, 2011, the Company entered into a new credit agreement with certain lenders (Credit Agreement). The Credit Agreement provides for a new senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years. The Credit Agreement replaced the Company’s existing domestic revolving line of credit described in Note 10. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on the consolidated leverage ratio of the Company, as defined in and calculated pursuant to the Credit Agreement; provided, that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. The terms and conditions of the Credit Agreement are described in more detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2011.

The Company used $79.5 million of this new credit facility to fund a portion of the purchase price for its acquisition of Ophir, and deposited $100.0 million into a blocked account to be used only for repayment of the $126.8 million outstanding principal amount of the Company’s subordinated convertible notes when due in February 15, 2012. The Company is required to deposit the remaining funds required to repay such convertible notes into such blocked account by December 31, 2011. The Company’s borrowing availability under the new revolving credit facility is reduced by the amount of the funding shortfall in the blocked account until such time as the Company deposits such amount in the account. The remaining amounts available under the credit facility may be used for other corporate purposes.

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

Acquisition

On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH (High Q). The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and $1.3 million subsequently paid to the High Q shareholders based on a calculation of High Q’s net assets at closing. After considering the cash held by High Q as of the closing date, we used net cash of $12.5 million for this transaction. We incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of income. This acquisition broadens our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expands our presence in the European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.7 million as of October 1, 2011), and leased the building from the purchaser for a period of at least ten years. High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q. Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%. The principal balance of the loan was €3.4 million ($4.4 million) as of October 1, 2011. As of October 1, 2011, the current portion of the loan was $0.2 million and was included in prepaid expenses and other current assets and the long-term portion of the loan was $4.2 million and was included in other assets.

The consideration that we paid for the acquisition is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. The amount of goodwill recorded reflects factors such as the value of expected future product line expansion, the value of the expected synergies to be derived from combining the operations of the business acquired, and the value of the acquired workforce. Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Cash	$5,989
Other current assets	10,516
Goodwill	6,880
Developed technology	6,300
Customer relationships	1,350
Other intangible assets	4,170
Other assets	6,191
Liabilities	(22,891)

$18,505

The $6.9 million in goodwill has been allocated to our Lasers Division, a portion of which will be deductible for Austrian tax purposes.

Subsequent Events

On October 4, 2011, we acquired all of the outstanding capital stock of Ophir Optronics Ltd. (Ophir) for an aggregate purchase price of $242.3 million in cash. We funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds received from the new senior secured credit facility described below. This acquisition adds precision infrared optics, photonics instrumentation and three-dimensional non-contact measurement equipment to our product offerings.

On October 4, 2011, we entered into a new credit agreement with certain lenders (Credit Agreement). The Credit Agreement provides for a new senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years. The Credit Agreement replaced our existing domestic revolving line of credit. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on our consolidated leverage ratio, as defined in and calculated pursuant to the Credit Agreement; provided, that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. The terms and conditions of the Credit Agreement are described in more detail in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on October 7, 2011. We used $79.5 million of this new credit facility to fund a portion of the purchase price for our acquisition of Ophir, and deposited $100.0 million into a blocked account to be used only for repayment of the $126.8 million outstanding principal amount of our subordinated convertible notes when due in February 15, 2012. We are required to deposit the remaining funds required to repay such convertible notes into such blocked account by December 31, 2011. Our borrowing availability under the new revolving credit facility is reduced by the amount of the funding shortfall in the blocked account until such time as we deposit cash equal to such amount in the blocked account. We may use the remaining amounts available under the credit facility for other corporate purposes.

Stock-Based Compensation

During the nine months ended October 1, 2011, we granted 0.3 million restricted stock units and 0.3 million stock-settled stock appreciation rights with weighted-average grant date fair values of $17.06 and $7.75, respectively.

The total stock-based compensation expense included in our consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of sales	$133	$142	$354	$264
Selling, general and administrative expenses	1,210	1,342	3,807	2,669
Research and development expense	166	192	518	393

	$1,509	$1,676	$4,679	$3,326

Results of Operations for the Three and Nine Months Ended October 1, 2011 and October 2, 2010

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.6	57.1	54.9	57.8

Gross profit	44.4	42.9	45.1	42.2
Selling, general and administrative expenses	24.2	22.4	24.4	24.0
Research and development expense	8.9	7.9	8.3	8.3

Operating income	11.3	12.6	12.4	9.9
Foreign currency translation gain (loss) from sale and dissolution of subsidiaries	—	(0.4)	1.9	(0.1)
Interest and other expense, net	(1.9)	(1.9)	(1.6)	(1.8)

Income before income taxes	9.4	10.3	12.7	8.0
Income tax provision	1.1	0.2	0.9	0.5

Net income	8.3%	10.1%	11.8%	7.5%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended October 1, 2011 increased by $0.4 million, or 0.3%, compared with the corresponding period in 2010. Net sales for the nine months ended October 1, 2011 increased by $37.2 million, or 10.7%, compared with the corresponding period in 2010. For the three months ended October 1, 2011, net sales by our PPT Division increased $1.1 million, or 1.5%, and net sales by our Lasers Division decreased $0.7 million, or 1.6%, compared with the prior year period. For the nine months ended October 1, 2011, net sales by our PPT Division increased $34.2 million, or 16.1%, and net sales by our Lasers Division increased $3.0 million, or 2.2%, compared with the prior year period.

We experienced increases in net sales in all of our end markets in the third quarter of 2011 compared with the corresponding period in 2010, with the exception of sales to customers in the microelectronics market, which declined significantly in the 2011 period due primarily to a cyclical slowdown in the semiconductor equipment industry. We experienced increases in net sales in all of our end markets for the nine months ended October 1, 2011 compared with the corresponding period in 2010, primarily as a result of improved worldwide macroeconomic conditions and strong conditions in the semiconductor equipment industry during the first half of 2011, offset in part by the significant decline in sales to semiconductor equipment customers in the third quarter of 2011. Our sales in the 2011 periods included $4.9 million of additional sales from the High Q business, which we acquired on July 29, 2011. These additional sales were primarily to customers in the life and health sciences market.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended October 1, 2011 increased $3.7 million, or 9.7%, compared with the same period in 2010. Net sales to these markets for the nine months ended October 1, 2011 increased $5.2 million, or 4.4%, compared with the same period in 2010. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended October 1, 2011 decreased $10.5 million, or 23.8%, compared with the same period in 2010. Net sales to this market for the nine months ended October 1, 2011 increased $10.1 million, or 9.3%, compared with the same period in 2010. The decrease in sales to this market in the third quarter of 2011 compared with the prior year period was due primarily to a significant decline in sales to customers in the semiconductor equipment industry as a result of the slowdown in that industry, compared with the strong market conditions that existed during the third quarter of 2010. Despite the decline in sales to semiconductor equipment customers in the third quarter of 2011, our sales to the microelectronics market for the first nine months of 2011 increased compared with the same period in 2010, due primarily to the strong market conditions in the semiconductor equipment industry during the first half of 2011.

Net sales to the life and health sciences market for the three months ended October 1, 2011 increased $6.6 million, or 27.5%, compared with the same period in 2010. Net sales to this market for the nine months ended October 1, 2011 increased $13.6 million, or 19.9%, compared with the same period in 2010. The increases in sales to this market during both periods of 2011 compared with the same periods in 2010 were due primarily to our acquisition of High Q, which contributed sales of $4.2 million to this market during the 2011 periods, and to increased sales of products for bioinstrumentation applications.

Net sales to our industrial manufacturing and other end markets for the three months ended October 1, 2011 increased $0.6 million, or 3.1%, compared with the same period in 2010. Net sales to these markets for the nine months ended October 1, 2011 increased $8.3 million, or 16.3%, compared with the same period in 2010. The increases in sales to these markets during both periods of 2011 compared with the same periods in 2010 were due primarily to increased sales of products for electro-optics and telecommunications applications and to the improved worldwide macroeconomic conditions in these varied markets.

Geographically, net sales were as follows:

	Three Months Ended			Percentage Increase (Decrease)
(In thousands)	October 1, 2011	October 2, 2010	Increase (Decrease)
United States	$57,729	$63,761	$(6,032)	(9.5)%
Europe	31,999	23,748	8,251	34.7
Pacific Rim	29,546	32,703	(3,157)	(9.7)
Other	6,324	4,975	1,349	27.1

	$125,598	$125,187	$411	0.3%

	Nine Months Ended
(In thousands)	October 1, 2011	October 2, 2010	Increase	Percentage Increase
United States	$173,624	$168,881	$4,743	2.8%
Europe	89,512	72,083	17,429	24.2
Pacific Rim	96,314	91,179	5,135	5.6
Other	24,691	14,794	9,897	66.9

	$384,141	$346,937	$37,204	10.7%

The decrease in sales to customers in the United States for the three months ended October 1, 2011 compared with the corresponding period in 2010 was due primarily to decreased sales to customers in our microelectronics market as a result of the slowdown in the semiconductor equipment industry, offset in part by increased sales to customers in our life and health sciences market. The increase in sales to customers in the United States for the nine months ended October 1, 2011 compared with the corresponding period in 2010 was due primarily to increased sales to customers in our microelectronics market during the first half of 2011, and in our life and health sciences market during the first nine months of 2011, offset in part by decreased sales to customers in our scientific research, aerospace and defense/security markets.

The increases in sales to customers in Europe in the current year periods were due to higher sales to customers in nearly all of our end markets, particularly in the life and health sciences market due to our acquisition of High Q, and in the industrial manufacturing and microelectronics markets. These increases were offset in part by a slight decline in sales to customers in the scientific research market in the third quarter of 2011 compared with the prior year period.

The decrease in sales to customers in the Pacific Rim for the three months ended October 1, 2011 compared with the corresponding period in 2010 was due primarily to decreased sales to customers in our microelectronics and life and health sciences end markets. The increase in sales to customers in the Pacific Rim for the nine months ended October 1, 2011 compared with the corresponding period in 2010 was due primarily to increased sales to customers in our industrial manufacturing and other end markets, offset in part by lower sales to customers in all of our end markets in Japan, except our industrial and other end markets, due to weaker macroeconomic conditions. The increases in sales to customers in other areas of the world in the current year periods were due primarily to increased sales to customers in our scientific research market in connection with major research programs, and to increased sales to customers in our microelectronics end market for the nine month period.

Gross Margin

Gross margin was 44.4% and 42.9% for the three months ended October 1, 2011 and October 2, 2010, respectively, and 45.1% and 42.2% for the nine months ended October 1, 2011 and October 2, 2010, respectively. The increases in gross margin in both periods of 2011 were due primarily to increased efficiencies in our manufacturing processes. The increase in gross margin for the first nine months of 2011 was also due to improved absorption of manufacturing overhead resulting from our higher sales and production levels.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $30.4 million, or 24.2% of net sales, and $28.0 million, or 22.0% of net sales, for the three months ended October 1, 2011 and October 2, 2010, respectively. SG&A expenses totaled $93.6 million, or 24.4% of net sales, and $83.2 million, or 24.0% of net sales, for the nine months ended October 1, 2011 and October 2, 2010, respectively. The increase in SG&A expenses for the three months ended October 1, 2011 compared with the prior year period was due primarily to an increase in legal and advisory fees of $1.2 million related primarily to acquisitions, increased personnel costs due primarily to higher headcount, and increased amortization related to intangible assets acquired in our High Q acquisition. The increase in SG&A expenses for the nine months ended October 1, 2011 compared with the prior year period was due primarily to an increase in legal and advisory fees of $4.1 million primarily for acquisition-related activity, an increase in personnel costs of $2.1 million due to increased wages and increases in rent expense, third party commissions, advertising costs and travel expenses.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $11.2 million, or 8.9% of net sales, and $9.9 million, or 7.9% of net sales, for the three months ended October 1, 2011 and October 2, 2010, respectively. R&D expense totaled $31.8 million, or 8.3% of net sales, and $28.8 million, or 8.3% of net sales, for the nine months ended October 1, 2011 and October 2, 2010, respectively. The increases in R&D expense in the current year periods compared with the prior year periods were due primarily to increased personnel costs resulting from higher wages due to increased headcount, as well as the addition of the research and development expense associated with High Q.

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

Foreign Currency Translation Gain from Dissolution of Subsidiary

During the nine months ended October 1, 2011, we recognized a total of $7.2 million in foreign currency translation gains, which had previously been included in other comprehensive income, in connection with the dissolution of our French financing subsidiary.

During the three and nine months ended October 2, 2010, we recognized a total of $0.6 million in foreign currency translation losses, which had previously been included in other comprehensive income, in connection with the sale of our Hilger Crystals Limited subsidiary.

Interest and Other Expense, Net

Interest and other expense, net totaled $2.3 million and $2.4 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and $6.4 million and $6.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. The decrease in interest and other expense, net for the three months ended October 1, 2011 compared with the same period in 2010 was due primarily to foreign currency translation gains, offset in large part by a $0.5 million commitment fee for an interim revolving line of credit that was not utilized. The increase in interest and other expense, net for the nine months ended October 1, 2011 compared with the same period in 2010 was due primarily to the aforementioned commitment fee, offset by a $0.6 million gain associated with the recovery of amounts owed to us that we had previously written off.

Income Taxes

Our effective tax rate was 11.5% and 1.9% for the three months ended October 1, 2011 and October 2, 2010, respectively, and 7.3% and 6.2% for the nine months ended October 1, 2011 and October 2, 2010, respectively. Our effective tax rate for the three months ended October 1, 2011 increased because we reported a greater percentage of our earnings in foreign jurisdictions with higher effective tax rates, and because we recognized deferred taxes associated with the liquidation of our marketable securities portfolio. This increase was offset in part by the favorable settlement of a tax audit in France and the release of our valuation allowance in China. In addition, during the first quarter of 2011, we recognized as a discrete item, the non-taxable currency translation gain of $7.2 million associated with the dissolution of our French financing subsidiary, which was a disregarded entity for U.S. tax purposes.

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

As of October 1, 2011, our valuation allowance was $30.5 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets. If we continue to meet our forecast of future income, we may have enough positive evidence to release our valuation allowance against our domestic deferred tax assets during the fourth quarter of 2011.

Liquidity and Capital Resources

Our cash and cash equivalents and marketable securities balances increased to a total of $217.1 million as of October 1, 2011 from $200.2 million as of January 1, 2011. This increase was attributable primarily to cash provided by operating activities, offset in part by cash used for our acquisition of High Q, net repayments of short-term borrowings and purchases of property and equipment.

Net cash provided by our operating activities of $48.9 million for the nine months ended October 1, 2011 was attributable primarily to cash provided by our operations, a decrease in accounts receivable of $10.8 million due to the timing of receipts and an increase in accrued expenses of $3.2 million due to the timing of payments, offset in part by an increase in gross inventory of $12.9 million, a decrease in accounts payable of $9.8 million due to timing of payments, and a decrease in accrued payroll expenses of $6.2 million due primarily to annual incentive compensation payments.

Net cash provided by investing activities of $82.4 million for the nine months ended October 1, 2011 was attributable to net sales of marketable securities of $101.9 million and a $0.6 million recovery on amounts owed to us that we had previously written off, offset in part by the cash used for the acquisition of High Q of $12.5 million (net of cash acquired) and purchases of property and equipment of $7.6 million.

Net cash used in financing activities of $12.6 million for the nine months ended October 1, 2011 was attributable primarily to net repayments of borrowings of $12.0 million and payments of $3.4 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds of $2.8 million from the sale of stock under employee stock plans.

During June 2011, we retired 300 million yen in private placement bonds that matured on June 30, 2011 and issued 200 million yen ($2.6 million at October 1, 2011) in private placement bonds through a Japanese bank. These new bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheets as of October 1, 2011.

At October 1, 2011, we had a total of nine lines of credit, including one domestic revolving line of credit and three revolving lines of credit with Japanese banks, and five revolving lines of credit with an Austrian financial institution. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse, and three promissory notes with an Austrian financial institution.

Our domestic revolving line of credit has a total credit limit of $3.0 million. Certain certificates of deposit held at this lending institution collateralize this line of credit, which bears interest at either the prevailing London Interbank Offered Rate (LIBOR) (0.24% at October 1, 2011) plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate (0.15% at October 1, 2011) plus 1.00%, at our option, and carries an unused line fee of 0.25% per year. At October 1, 2011, there were no balances outstanding under this line of credit, with $0.7 million available, after considering outstanding letters of credit totaling $2.3 million. On October 4, 2011, we entered into a new credit agreement and terminated this existing line of credit.

Our three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($13.0 million at October 1, 2011) and expire as follows: $7.8 million on November 30, 2011, $3.9 million on July 27, 2012, and $1.3 million on January 31, 2012. The $7.8 million and $1.3 million lines of credit bear interest at the prevailing bank rate at each institution, which was 2.475% and 2.20%, respectively, at October 1, 2011, and the $3.9 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.9 million line of credit. At October 1, 2011, we had $8.2 million outstanding and $4.8 million available for borrowing under these lines of credit. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($7.1 million at October 1, 2011), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at October 1, 2011. At October 1, 2011, we had $0.6 million outstanding and $6.5 million available for the sale of notes receivable under these agreements. As of October 1, 2011, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 2.00%.

As part of the acquisition of High Q, we assumed certain loans with Austrian financial institutions, eight of which remain outstanding as of October 1, 2011. Three of the loans are promissory notes with remaining principal balances of €0.1 million ($0.1 million) each at October 1, 2011, which bear interest at rates per annum of 3.00%, 2.48% and 3.50%, and become due in full in December 2012, December 2018 and December 2020, respectively. Principal and interest on such notes are paid monthly. We also has five revolving lines of credit with an aggregate outstanding balance of €3.0 million ($4.0 million) as of October 1, 2011. These lines of credit are secured by certain cash deposits, accounts receivable and bank guarantees. These lines of credit do not require principal repayment as long as certain conditions are met. Interest accrues on these lines of credit at a rate of 2.45% and is payable bi-monthly.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. No purchases were made under this program during the nine months ended October 1, 2011. As of October 1, 2011, 3.9 million shares remained available for purchase under the program. However, the terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to purchase additional shares under this program during the term of such facility.

As discussed above, we completed our acquisition of Ophir in October 2011 for $242.3 million in cash. In addition, we secured long-term financing, consisting of a $185 million term loan and $65 million revolving line of credit. We used $79.5 million of this new credit facility to fund a portion of the purchase price for its acquisition of Ophir, and deposited $100.0 million into a blocked account to be used only for repayment of the $126.8 million outstanding principal amount of our subordinated convertible notes, which are due February 15, 2012. We are required to deposit the remaining funds required to repay such convertible notes into such blocked account by December 31, 2011. Our borrowing availability under the new revolving credit facility is reduced by the amount of the funding shortfall in the blocked account until such time as we deposit such amount in the blocked account. We may use the remaining amounts available under the credit facility for other corporate purposes.

During the remainder of 2011, we expect to use $3 million to $4 million of cash for capital expenditures and expect to use approximately $2 million for the acquisition of a Romanian optics company by Ophir.

We believe that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our lines of credit, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended January 1, 2011.

Except for the aforementioned capital expenditures and acquisition, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the guidance in ASC 220, Comprehensive Income. ASU No. 2011-05 requires comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. A single continuous statement would have two sections, one for net income and the other for comprehensive income. ASU No. 2011-05 will be effective for interim and annual periods beginning after December 15, 2011. This standard requires retrospective application and early adoption is permitted. The adoption of ASU No. 2011-05 will not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other. ASU No. 2011-08 allows companies to first use a qualitative approach when evaluating goodwill for impairment. The two-step goodwill impairment process would only be necessary if a company concludes, based on this qualitative evaluation, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. ASU No. 2011-08 will be effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of ASU No. 2011-08 will not have a material impact on our financial position or results of operations.

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

From time to time we use forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We do not engage in currency speculation. The forward exchange contracts generally require us to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (typically banks with high credit ratings) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations. Such contracts are typically closed out prior to the end of each quarter. Transaction gains and losses are included in net income in our statements of income. Net foreign exchange transaction gains and losses were not material to our reported results of operations for the three and nine months ended October 1, 2011. There were no forward exchange contracts outstanding at October 1, 2011.

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

Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen. We estimate that a hypothetical 10% change in foreign exchange rates would not have had a material effect on our reported net income for the three and nine months ended October 1, 2011. We believe that this quantitative measure has inherent limitations because, as discussed in the first paragraph of this section, it does not take into account any governmental actions or changes in either customer purchasing patterns or our financing and operating strategies.

The $7.2 million currency translation gain that we recognized in the first quarter of 2011 related to gains that had previously been included in other comprehensive income, which adjustment was required as a result of the dissolution of our French financing subsidiary. The $0.6 million currency translation loss that we recognized in the third quarter of 2010 related to losses that had previously been included in other comprehensive income, which adjustment was required as a result of the sale of our Hilger Crystals Limited subsidiary. Such gains and losses are not indicative of typical transactions or the translation risks that we face from currency exchange rate fluctuations.

Interest Rate Risk

The interest rates we pay on certain of our debt instruments are subject to interest rate risk. Our collateralized line of credit bears interest at either the prevailing LIBOR plus 1.00% or the British Bankers Association LIBOR Daily Floating Rate plus 1.00%, at our option. Our $3.9 million revolving line of credit with a Japanese bank bears interest at LIBOR plus 1.75%. Our other revolving lines of credit and other credit agreements with Japanese banks bear interest at the lending bank’s prevailing rate. Our convertible subordinated notes and private placement bonds bear interest at a fixed rate of 2.5% and 0.62% per year, respectively, and are not impacted by changes in interest rates. Our loans with Austrian financial institutions bear interest at fixed rates ranging from 2.45% to 3.5% and are not impacted by changes in interest rates. Our investments in cash, cash equivalents and marketable securities, which totaled $217.1 million at October 1, 2011, are sensitive to changes in the general level of U.S. interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $8.8 million at October 1, 2011, are sensitive to interest rates and economic conditions in Europe. We estimate that a hypothetical 10% change in the interest rate earned on our investments or a 10% change in interest rates payable on our lines of credit would not have had a material effect on our net income for the three and nine months ended October 1, 2011.

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

*

Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2011	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
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

*

Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.