Form 10-K
period 2011-12-31
NEWPORT CORP
filed 2012-03-15
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-01649

NEWPORT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	94-0849175
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2011, the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $672.7 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 29, 2012, 37,770,642 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the Proxy Statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

General Description of Business

We are a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, aerospace and defense/security, life and health sciences, and industrial markets. We provide a broad portfolio of products to customers in these end markets, allowing us to offer them an end-to-end resource for photonics solutions.

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

We provide a wide range of photonics technology and products designed to enhance the capabilities and productivity of our customers’ precision applications, including:

•	lasers and laser technology, including solid-state lasers, ultrafast lasers and laser systems, tunable lasers, and gas and dye lasers;

•

optical components and subassemblies, including precision laser optics and opto-mechanical subassemblies, optics and lens assemblies for thermal imaging, thin-film optical filters, and ruled and holographic diffraction gratings;

•

photonics instruments, systems and components, including optical power and energy meters, light sources, high-speed detectors and modulators, laser beam profilers, monochromators, spectroscopy instrumentation, laser diode controllers and drivers, and laser diode burn-in and life test systems;

•	high-precision positioning and vibration isolation products and systems;

•	advanced automated manufacturing systems used in the manufacture of solar panels and communications and electronics devices; and

•	three dimensional non-contact measurement equipment.

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

For over four decades, we have serviced the needs of research laboratories for precision equipment. We have acquired a number of companies, which has contributed to the expansion of our product offerings, technology base and geographic presence and has allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated solutions for both research and commercial applications. Through our acquisitions and our own product development, we have built a family of industry-leading product brands including our ILX Lightwave®, New Focus™, Newport™, Ophir®, Optimet™, Oriel® Instruments, Richardson Gratings™, Spiricon®, and Spectra-Physics® brands.

Acquisitions

In July 2004, we acquired Spectra-Physics, Inc. and certain related photonics entities (collectively, Spectra-Physics). This acquisition significantly increased the scope of our expertise and product offerings in our target customer end markets, adding to our product portfolio solid-state, gas and dye lasers, high-power diode lasers, and ultrafast laser systems, as well as photonics instruments and components, including light sources, monochromators, spectroscopy instrumentation, optical filters, ruled and holographic diffraction gratings and crystals. This acquisition approximately doubled our size with respect to revenue, number of employees and facilities. At the time of the acquisition, we established Spectra-Physics’ laser and laser-related technology business as our Lasers Division, and we combined Spectra-Physics’ Corion filters, Hilger Crystals, Oriel Instruments and Richardson Gratings businesses with the existing businesses that comprised our former Industrial and Scientific Technologies Division to create our Photonics and Precision Technologies (PPT) Division.

In July 2009, we acquired the New Focus™ business of Oclaro, Inc. (Oclaro). The New Focus business expanded our product offerings to include a number of new high-performance products, including opto-electronics, high-resolution actuators, high-speed detectors and modulators, opto-mechanics, tunable lasers, and custom-engineered solutions designed for original equipment manufacturer (OEM) customers. At the time of the acquisition, the New Focus business became a part of our PPT Division.

In July 2011, we acquired High Q Technologies GmbH (High Q). This acquisition has broadened our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and has expanded our presence in European laser markets. High Q is now a part of our Lasers Division.

In October 2011, we acquired Ophir Optronics Ltd. (Ophir). This acquisition has significantly expanded our capabilities in infrared optics and photonics instrumentation, adding to our product offerings precision infrared optics and lens assemblies; laser measurement instrumentation, including laser beam profilers and laser power and energy meters and sensors; and three-dimensional non-contact measurement equipment. At the time of the acquisition, we established the Ophir businesses as our Ophir Division.

In January 2012, we acquired ILX Lightwave Corporation (ILX). This acquisition further expanded our photonics instrumentation and systems offerings, adding to our product portfolio ILX’s diode laser controllers and drivers, temperature controllers, current sources, optical power and wavelength meters, semiconductor laser/LED burn-in, test and characterization systems, and fiber optic sources. ILX is now a part of our PPT Division.

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

We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview) beginning on page 39, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-15, of this Annual Report on Form 10-K for additional information.

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

•

Microelectronics. Photonics technology addresses a number of vital applications in the microelectronics market. It is a key enabler of the semiconductor industry roadmap driving smaller chip feature sizes with the increased functionalities needed for next-generation electronic products, including smartphones, tablet computers, e-readers, personal media players and digital cameras. It is also a key technology deployed in the manufacture of light emitting diodes (LEDs) to help increase brightness and reduce manufacturing costs. In addition, photonics technology enables the manufacture of solar panels with higher efficiency and at a lower cost per watt as that industry strives to make solar power more cost competitive. Our products are used in several key applications in the microelectronics market, including semiconductor lithography, wafer inspection and metrology, reticle inspection, memory yield enhancement, wafer dicing and scribing, wafer and component marking, resistor trimming, LED scribing, thin-film solar panel scribing and edge deletion, solar cell testing and characterization, and solar cell efficiency enhancement, as well as in printed circuit board and flat panel display manufacturing applications.

•

Life and Health Sciences. Photonics is increasingly becoming an enabling technology in the life and health sciences market. We provide products for diagnostic and analytical instrumentation, bioimaging and medical procedures. Our products are used in applications such as optical coherence tomography, multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight mass spectrometry, laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery. Our products are also used in medical applications, including precision laser surgery, dental CAD/CAM scanning and medical device manufacturing.

•

Aerospace and Defense/Security. The drive for more technologically advanced weapons and surveillance techniques is producing increased investment in photonics-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures. In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision. Our infrared optics and lenses are used in a wide range of advanced applications in this market, including infrared observation systems, imaging systems for manned and unmanned aircraft, driver vision enhancement (DVE) systems and targeting systems. Our other photonics products are also used by aerospace and defense engineers to develop, assemble, test and calibrate equipment and, in some cases, are incorporated into weapon or sensor systems for applications including target recognition and acquisition, LIDAR, range finding, missile guidance, and advanced weapons development.

•

Industrial. Our lasers, infrared optics and other photonics products are used in applications across a wide range of industries, including precision manufacturing applications, automotive safety, image recording and telecommunications. The precision manufacturing applications served by our products include rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and high-precision marking and engraving.

Our Operating Divisions

We operate our business in three divisions, our PPT Division, our Lasers Division and our Ophir Division, which are organized to support our primary product categories.

Photonics and Precision Technologies Division

Our PPT Division’s products and systems are sold to end users in all of our target end markets. We also sell products and subassemblies to OEM customers that integrate them into their systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, and opto-mechanical subassemblies. The addition of ILX broadens our product offerings in photonics instrumentation, particularly in the areas of semiconductor laser/LED instrumentation and burn-in, test and characterization systems. The PPT Division also offers automated systems for advanced applications in the manufacturing of solar panels and communications and electronic devices, including microwave, optical, radio frequency (RF) and multi-chip modules.

Our PPT Division also designs, develops and manufactures systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. With our expertise in the design, development and manufacture of these integrated solutions, we help our customers reduce time to market and enhance the performance of their equipment or products. We have established a business team comprised of technical and operations specialists, which collaborates across our divisions to develop and provide these integrated solutions to our customers. We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor manufacturing and solar cell manufacturing, and in life and health sciences applications such as flow cytometry, DNA sequencing and bioimaging.

Products

The following table summarizes our PPT Division’s primary product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications

Photonics Instruments and Systems

• Electro-optic modulators

• Laser diode controllers

• Laser diode burn-in and life-test systems

• Light sources

• Monochromators and spectrographs

• Optical power and energy detectors

• Optical power and energy meters

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

•    Lifetime testing of laser diodes

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

•    Electro-optic sensors and imaging systems for defense/security applications

•    High-precision alignment of optical instruments

•    Optical measurement and communications systems

•    Research in physical and biological sciences

•    Semiconductor lithography, wafer and reticle inspection and wafer processing

•    Spectroscopy

•    Ultrafast laser, terahertz imaging and laser fusion research

Category	Products	Representative Applications

Opto-Mechanical Subassemblies and Subsystems	• Integrated electro-opto-mechanical subsystems • Laser beam attenuators • Laser beam delivery and imaging assemblies • Objective lens systems • Refractive beam shaper assemblies

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

Lasers Division

Our Lasers Division, which was formed in July 2004 in connection with our acquisition of Spectra-Physics, offers a broad portfolio of laser technology products and services to OEM and end-user customers in all of our target end markets. Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers and gas lasers. In addition to providing a wide range of standard and configured laser products and accessories to our end-user customers, we also work closely with our OEM customers to develop laser and laser system designs optimized for their product and technology roadmaps. The addition of High Q Laser broadens our Lasers Division’s ultrafast laser products and capabilities, particularly for applications in the life and health sciences and microelectronics markets.

Products

The following table summarizes our primary laser and laser-based system product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications

Ultrafast Lasers and Systems

•   InSight™ DeepSee™ tunable ultafast lasers

•   Spirit™ high repetition rate ultrafast amplifiers

•   Mai Tai® and Mai Tai DeepSee tunable ultrafast lasers

•   Tsunami® ultrafast lasers

•   Spitfire® Ace™ ultrafast amplifiers

•   Solstice® one-box ultrafast amplifiers

•   Inspire™ femtosecond optical parametric oscillators (OPOs)

•   TOPAS™ Prime automated ultrafast optical parametric amplifiers (OPAs)

•   femtoRegen™ ultra compact all-in-one femtosecond regenerative amplifier systems

•   femtoTrain™ ultra compact femtosecond oscillators

•   Femtosecond spectroscopy

•   Micro-machining and other high-precision materials processing applications

•   Multiphoton microscopy

•   Supercontinuum and high harmonic generation

•   Terahertz imaging

•   Time-resolved photoluminescence

•   Two-photon polymerization

•   Ultrafast laser surgery

Category	Products	Representative Applications

Diode-Pumped Solid State Q-Switched Lasers

•   Mosaic™ all-in-one lasers

•   Tristar™ high repetition rate UV lasers

•   Navigator™ lasers

•   HIPPO™ mid-power lasers

•   Pulseo® high power lasers

•   Explorer® compact lasers

•   Explorer XP all-in-one compact lasers

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

•   Silicon micromachining

•   Solar cell manufacturing

•   Stereolithography

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers

•   Millennia® Prime and Millennia Edge CW green lasers

•   MG series CW green lasers

•   Excelsior™ low power CW lasers

•   Vanguard™ quasi-CW lasers

•   3900S and Matisse® CW tunable lasers

•   Cyan™ compact low power CW lasers

•   Confocal microscopy

•   DNA sequencing

•   Flow cytometry

•   Image recording

•   Laser cooling

•   Materials processing

•   Optical trapping

•   Raman imaging

•   Semiconductor wafer inspection and metrology

•   Solar cell manufacturing

•   Ti:Sapphire laser pumping

Category	Products	Representative Applications

High Energy Pulsed Nd:YAG and Tunable Lasers	• Quanta-Ray® pulsed Nd:YAG lasers • Scan Series high energy optical parametric oscillators (OPOs) • Precision Scan, Cobra Stretch and Cobra tunable dye lasers • Credo high-repetition rate dye lasers

•   Flat-panel display manufacturing

•   Laser ablation

•   Laser cleaning

•   LIDAR

•   Mass spectrometry

•   Particle imaging velocimetry combustion diagnostics

•   Plastic and ceramic component marking

•   Remote sensing

•   Spectroscopy

Gas Lasers	• Air-cooled argon ion lasers • Helium-Neon lasers	• Lithography • Semiconductor wafer inspection

Ophir Division

Our Ophir Division, which was formed in October 2011 in connection with our acquisition of Ophir Optronics Ltd., offers precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement equipment to OEM and end-user customers in all of our target end markets. This division designs and produces a full range of high performance infrared optics and opto-mechanical lens assemblies and components for aerospace and defense/security and commercial applications. Our Ophir Division also offers a complete line of laser instrumentation, including laser power and energy meters and laser beam profilers, for applications in the industrial, life and health sciences and scientific research markets. This division also manufactures and supplies three-dimensional non-contact measurement systems and sensors that are used for in-process inspection, quality control and reverse engineering in the industrial, microelectronics and life and health sciences markets, particularly for digital dentistry applications.

Products

The following table summarizes our Ophir Division’s product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications

Optics

•   Optical lens assemblies and elements for cooled infrared cameras

•   Optical lens assemblies and elements for uncooled infrared cameras

•   Optical lenses for infrared radiometric/thermograph systems

•   Infrared optics

•   CO2 laser optics

• Thermal imaging and observation systems • Targeting and fire control systems • Automotive safety systems • CO2 laser cutting, drilling and welding systems

Category	Products	Representative Applications

Photonics Instruments	• Laser beam profilers • Laser power and energy meters • Laser power and energy sensors	• Analysis of optical power and energy profile of laser beams • Measurement and monitoring of optical power and energy levels of laser beams

Three-Dimensional Non-Contact Measurement Equipment	• 3D sensors • 3D scanning systems

•   High precision three-dimensional non-contact measurements

•   In process inspection and testing in manufacturing processes

•   Dental CAD/CAM scanning for computerized design and manufacturing of crowns, bridges and other dental restorations

Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-39. A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 47. We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business internationally” on page 20.

Sales and Marketing

We market and sell our products and services through our domestic and international direct sales organizations, an international network of independent distributors and sales representatives, our product catalogs and our web sites. Our domestic and international direct sales organizations are comprised of teams of field sales persons, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our domestic locations in California, Connecticut, Massachusetts, Montana, New York and Utah, and at our international locations in Austria, China, France, Germany, Israel, Japan, Singapore, Switzerland, Taiwan and the United Kingdom. We sell our products and services to three major categories of customers: end-users, OEM customers and capital equipment customers. These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these different requirements. To serve the needs of end users, we have organized our field sales personnel, together with internal sales support personnel, into teams based on their specialized knowledge and expertise relating to specific product groups. These sales teams are closely aligned with their respective product management and operations organizations. Our OEM and capital equipment customers often have unique technical requirements and manufacturing processes, and may request specific system, subsystem or component designs. Sales of our subsystem and capital equipment products often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel as well as collaboration across many of our product lines and areas of knowledge and expertise. As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these OEM and capital equipment customers.

We also actively market and sell our products in certain markets through independent sales representatives and distributors. We have written agreements with substantially all of our representatives and distributors. In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area. These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period. Most distributor agreements are structured to provide distributors with sales discounts below the list price. Representatives are generally paid commissions for sales of products. No single independent representative or distributor accounted for more than 5% of our net sales in 2011.

We also market our standard products through our comprehensive web sites and our product catalog, The Newport Resource®, particularly for the scientific research market. Our Newport.com web site features an online catalog, providing customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information, a literature and information request form, and the ability to purchase a majority of our standard products. Our web sites are widely used by our customers to review information about our technologies, products and services. Our product catalog provides detailed product information as well as extensive technical and applications data. The Newport Resource is published in English, French, German, Japanese and Mandarin. New product supplements for each catalog are also distributed between publications. We also publish and distribute a variety of sales literature and product brochures which focus on specific products and end markets.

We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters. The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as solar cell testing and characterization, multiphoton microscopy, ultrafast spectroscopy and laser micro-fabrication. The TAC produces application notes and kits for these applications, publishes technical papers in scientific and technical journals, and provides our research and development teams with ideas for new products and product enhancements. We also operate Applications Laboratories at the Santa Clara, California and Rankweil, Austria facilities of our Lasers Division, which provide support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products. These laboratories are staffed with experienced laser material processing engineers, and demonstrate the performance of our products and integrated solutions in a wide range of advanced laser applications. We believe that the TAC and the Applications Laboratories reinforce our position as a technology leader in the photonics industry, and that they serve as important sales tools by performing actual experiments to demonstrate how our products will perform in our customers’ applications.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies. As of February 29, 2012, we had approximately 325 employees engaged in research and development. We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers. In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve.

Total research and development expenses were $45.3 million, or 8.3% of net sales, in 2011, $39.3 million, or 8.2% of net sales, in 2010, and $36.9 million, or 10.1% of net sales, in 2009. Research and development expenses attributable to our PPT Division were $25.6 million, or 7.9% of net sales by that division, in 2011; $23.9 million, or 8.0% of net sales by that division, in 2010; and $20.9 million, or 9.5% of net sales by that division, in 2009. Research and development expenses attributable to our Lasers Division were $17.8 million, or 9.3% of net sales by that division, in 2011 (which included research and development expenses for High Q, which we acquired in July 2011); $15.4 million, or 8.5% of net sales by that division, in 2010; and $16.0 million, or 10.9% of net sales by that division, in 2009. Research and development expenses attributable to our Ophir Division were $1.9 million, or 6.8% of net sales by that division, following our acquisition of Ophir in October 2011.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets, primarily scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment customers), aerospace and defense/security, life and health sciences and industrial manufacturing and other commercial markets. We believe that our customer diversification minimizes our dependence on any single industry or group of customers. In 2011, no single customer represented 10% or more of our consolidated net sales. In certain of our end markets, particularly the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets. In 2011, sales by our PPT Division to one customer in the microelectronics market represented slightly more than 10% of that division’s total net sales. We believe that our relationships with this customer and our other key customers are good. However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis. If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, our business and results of operations would be harmed.

Competition

The markets we serve are intensely competitive and characterized by rapidly changing technology. A small number of competitors have strong positions in certain of these markets. The products and systems developed and manufactured by our PPT Division, our Lasers Division and our Ophir Division serve all of our targeted end markets. The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Automated Manufacturing Systems	Asymtek Datacon Technology GmbH Jenoptik Laser Optik Systeme GmbH	Manz Automation AG Palomar Technologies Rofin-Sinar Technologies, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba Jobin Yvon	Optometrics Corporation Spectrogon

Lasers	Coherent, Inc. GSI Group/Excel Technology, Inc. IDEX Corporation (CVI Melles Griot) IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik Laser Optik Systeme GmbH Rofin-Sinar Technologies, Inc. Toptica Photonics AG Trumpf Group

Laser Optics	II-VI Incorporated Corning Tropel Corporation Edmund Optics, Inc. IDEX Corporation (CVI Melles Griot) Jenoptik Laser Optik Systeme GmbH Qioptiq (formerly LINOS)	Sigma Koki Co., Ltd. Sumitomo Electric Thorlabs, Inc. Umicore Laser Optics Zygo Corporation

Light Sources and Spectroscopy Instrumentation	Andor Technology Acton Research Corporation Horiba Jobin Yvon Ocean Optics, Inc. Photon Technology International	Princeton Instruments Sciencetech, Inc. Solar Light Company, Inc. Spectral Products Thorlabs, Inc.

Optical Filters	Chroma Technology Corp. Ferroperm Optics A/S IDEX Corporation (Semrock) JDS Uniphase Corporation	Materion Corporation (Barr Associates) Oclaro, Inc. Omega Optical, Inc.

Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Corning Tropel Corporation Edmund Optics, Inc. IDEX Corporation (CVI Melles Griot) Jenoptik Laser Optik Systeme GmbH	Qioptiq (formerly LINOS) Sigma Koki Co., Ltd. Thorlabs, Inc. Zygo Corporation

Optics for Thermal Imaging	Janos Technology, Inc. Netoptic OASYS Technology, LLC	Qioptiq (formerly LINOS) Raytheon ELCAN Optical Technologies Temek Optics, Ltd.

Product Category	Primary Competitors
Photonics Instruments	Agilent Technologies, Inc. Coherent, Inc. Gentec Electro Optics, Inc. IDEX Corporation (CVI Melles Griot)	Labsphere, Inc. Picometrix, LLC Thorlabs, Inc.

Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Danaher Corporation (Dover) Parker Hannifin Corporation PI miCos GmbH	Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.

Three-Dimensional Non-Contact Measurement Equipment	3M Company (ESPE) 3 Shape A/S Align Technologies, Inc. (Cadent) Dental Wings, Inc. Faro Technologies, Inc.	Institut Straumann AG Keyence Corporation Renishaw plc Sirona Dental Systems, Inc.

Vibration Isolation Systems and Subsystems	AMETEK, Inc. (TMC) Herzan, LLC	Kinetic Systems, Inc. Thorlabs, Inc.

In certain of our product lines, particularly our precision motion systems, infrared optics and opto-mechanical subassembly product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

We believe that the primary competitive factors in our markets are:

•	product features and performance;

•	quality and reliability of products;

•	pricing and availability;

•	customer service and support;

•	breadth of product portfolio;

•	customer relationships;

•	understanding of customer applications;

•	ability to manufacture and deliver products on a timely basis;

•	ability to customize products to customer requirements; and

•	ability to offer complete integrated solutions to OEM customers.

We believe that we currently compete favorably with respect to each of these factors. However, we may not be able to compete successfully in the future against existing or new competitors.

We compete in various markets against a number of companies, some of which have longer operating histories, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do, and some of which may have lower material costs than ours due to their control over sources of components and raw materials. In addition, some of these companies have long established relationships with our customers and potential customers in our markets. In addition to current competitors, we believe that new competitors, some of whom may have substantially greater financial, technical and marketing resources than us, will seek to provide products to one or more of our markets in the future. Such future competition could harm our business.

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent on our ability to protect our proprietary technology. We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses. We currently maintain approximately 300 patents in the U.S. and foreign jurisdictions, and we have approximately 110 additional patent applications pending. These patents and patent applications cover various aspects of products in many of our key product categories, particularly our laser products. We also have trademarks registered in the U.S. and foreign jurisdictions. We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

It is possible that, despite our efforts, other parties may use, obtain or try to copy our products and technology. Policing unauthorized use of our products and technology is difficult and time consuming. The steps we take to protect our rights may not prevent misappropriation of our products or technology. This is particularly the case in certain foreign jurisdictions, such as China, where the intellectual property laws may not afford our intellectual property rights the same protection as the laws of the United States. We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation and the diversion of our technical and management personnel.

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

Manufacturing

Our PPT Division manufactures instruments, components, subassemblies and systems at domestic facilities located in Irvine and Santa Clara, California; Stratford, Connecticut; Franklin and North Billerica, Massachusetts; Bozeman, Montana; and Rochester, New York; and at international facilities in Beaune-la Rolande, France; Brigueuil, France; and Wuxi, China. Our Lasers Division manufactures lasers and laser systems at our facilities in Santa Clara, California; Rankweil, Austria; and Stahnsdorf, Germany. Our Ophir Division manufactures optics, photonics instruments and three-dimensional non-contact measurement equipment in Jerusalem, Israel; North Andover, Massachusetts; North Logan, Utah; and Bucharest, Romania. In addition, we subcontract all or a portion of the manufacture of various products and components, such as laser power supplies, optics, optical meters and certain low power lasers, to a number of domestic and foreign third-party subcontractors and contract manufacturers.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum, glass and other optical substrates; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for selected products, assembling the subassemblies and components into integrated subsystems and systems. We primarily design and manufacture our products internally, although on a limited basis, we purchase completed products from certain third-party suppliers and resell those products through our distribution channels. Most of these completed products are produced to our specifications and carry one of our product brands.

We currently procure various components and materials, such as the sheet steel used in some of our vibration isolation tables, the laser diodes and laser crystals used in certain of our laser products, and raw materials used in some of our infrared optics, from single or limited sources, due to unique component designs or materials characteristics as well as certain quality and performance requirements needed to manufacture our products. In some of these cases, the number of available suppliers is limited by the existence of patents covering the components or materials. In addition, we manufacture certain components internally, and there are no readily available third-party suppliers of these components. If single-sourced components were to become unavailable in adequate amounts at acceptable quality levels or were to become unavailable on terms satisfactory to us, we would be required to purchase comparable components from other sources. While we believe that we would be able to obtain comparable replacement components from other sources in a timely manner, if we were unable to do so, our business, results of operations or financial condition could be adversely affected.

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

Backlog

Our consolidated backlog of orders totaled $193.4 million at December 31, 2011 and $142.0 million at January 1, 2011. As of December 31, 2011, $168.7 million of our consolidated backlog was scheduled to be shipped on or before December 29, 2012. Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain material costs. In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order. As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

As of February 29, 2012, we had approximately 2,550 employees worldwide. We believe that our relationships with our employees are good.

Government Regulation

Regulatory Compliance

Our lasers and laser-based systems are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the United States Food and Drug Administration. Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users). Various warning labels must be affixed and certain protective devices installed depending on the class of product. The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements. We are also subject to comparable laser safety regulations with regard to laser products sold in Europe and other regions. We believe that we are currently in compliance with these regulations.

Environmental Regulation

Our operations are subject to various federal, state and local regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA), and comparable authorities exist in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by all applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In such event, we could be subject to claims by employees or third parties, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

Spectra-Physics’ former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. The site is mature, and investigations and remediation efforts by the Responsible Parties have been ongoing for approximately 25 years. However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination. In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any claims at this time, such claims could be made against us in the future. Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement. However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site. If significant costs or other liability relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

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

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders in backlog for our products;

•	the timing of product shipments within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	our ability to manufacture a sufficient quantity of our products to meet customer demand;

•	changes in our effective tax rates;

•	changes in our capital structure, including cash, marketable securities and debt balances, and changes in interest rates;

•	changes in bad debt expense based on the collectability of our accounts receivable;

•	timing, type, and size of acquisitions and divestitures;

•	fluctuations in foreign currency exchange rates;

•	our expense levels;

•	impairment of goodwill and amortization of intangible assets; and

•	fees and expenses relating to litigation.

We may in the future choose to change prices, increase spending, or add or eliminate products in response to actions by competitors or in an effort to pursue new market opportunities. These actions may also adversely affect our business and operating results and may cause our results in a given period to be lower than our results in previous periods.

In addition, we often recognize a substantial portion of our sales in the last month of the quarter. Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products, can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one period could shift to another period due to changes in the timing of customers’ purchase decisions, rescheduled delivery dates requested by our customers, or manufacturing or logistics delays. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to unexpected delays in manufacturing, testing, shipping and product acceptance. Also, we base our manufacturing plans on our forecasted product mix for the quarter. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period. In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our limited ability to adjust spending quickly to compensate for the shortfall.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations, or any other similar period-to-period comparisons, are not reliable indicators of our future performance. In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

Difficulties in finding suitable acquisition targets and in successfully completing and executing our acquisitions could adversely impact our business.

We have acquired and will continue to acquire businesses, and our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses into our organization is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Additionally, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. Further, we may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the diversion of our management’s attention from other business concerns;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in integrating disparate operational and information systems;

•	unanticipated liabilities associated with the acquired company;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across our product lines and customer base;

•	potential sales disruptions as a result of integrating the acquired company’s sales channels with our sales channels; and

•	our ability to retain key customers, suppliers and employees of an acquired company.

Our failure to successfully identify suitable target companies, negotiate and complete acquisitions, or achieve the anticipated benefits of any past or future acquisition or to successfully integrate and/or manage the operations of the companies we acquire could harm our business, results of operations and cash flows.

Additionally, we may incur significant charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses. Such charges could also include impairment of goodwill associated with past acquisitions. For example, during the fourth quarter of 2008, we determined that goodwill and certain intangible assets associated with our Lasers Division were impaired, and we recorded an impairment charge of $119.9 million to write off the total goodwill balance and certain other intangible assets associated with that division. While we believe that our assumptions currently used in evaluating the goodwill associated with our business are reasonable, we may be required to recognize a goodwill impairment charge in the future.

We face significant risks from doing business internationally.

Our business is subject to risks inherent in conducting business internationally. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, our international revenues accounted for approximately 55.8%, 51.3% and 53.7%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and Japan. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Austria, China, France, Germany, Israel, Japan and Romania. Our international operations expose us to various risks, which include:

•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our diverse business and product lines globally;

•

the actions of U.S. and foreign regulatory authorities, including embargoes, export restrictions, tariffs, currency controls, trade restrictions and trade barriers, license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, importing and exporting of our products, as well as U.S. and international anti-corruption laws, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

•	longer accounts receivable collection periods;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency exchange rate fluctuations;

•	differing protection of intellectual property;

•	more complex and burdensome labor laws and practices in countries where we have employees;

•	difficulties in staffing and managing each of our individual foreign operations; and

•	increased risk of exposure to civil unrest, terrorist and military activities.

In particular, as a result of our acquisition of Ophir, we have significant facilities and operations and a considerable number of employees in Israel. A number of Ophir products are manufactured in facilities located in Israel. The future of peace efforts between Israel and its Arab neighbors remains extremely uncertain. Any armed conflicts or further political instability in the region is likely to negatively affect business conditions and could significantly disrupt our operations in Israel, which would negatively impact our business. Further, many of our employees in Israel are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any such disruption could adversely affect our business.

Also, the March 2011 earthquake in Japan, and the resulting tsunami and related devastation adversely impacted our business in that country in 2011, as our revenue from that country declined significantly in the aftermath. Although we have recently seen some improvement in our business in Japan, we are uncertain as to when it will recover to the level we experienced prior to the earthquake.

Further, fluctuations in foreign exchange rates could affect the sales price in local currencies of our products in foreign markets, potentially making our products less price competitive. Such exchange rate fluctuations could also increase the costs and expenses of our foreign operations when translated into U.S. dollars or require us to modify our current business practices. If we experience any of the risks associated with international business, our business and results of operations could be significantly harmed.

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

In particular, our worldwide customers in the scientific research and aerospace and defense markets rely to a large extent on government funding for their research and defense-related programs, and utilize this funding to purchase our products utilized in these programs. Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures could result in reduced sales of our products to these customers, which would have an adverse impact on our results of operations.

Further, as a result of the acquisitions of Ophir and High Q, our dependence upon the European market as a significant revenue source has increased. In the event the European Union economy declines as a result of ongoing turmoil in the European financial markets over the uncertain repayment of debt obligations by various European Union members, or for any other reason, this decline could have an adverse effect upon our results of operations.

Ongoing concerns regarding the availability of credit also may make it more difficult for our customers to raise capital, whether debt or equity, to finance their projects and purchases of capital equipment. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, could adversely affect sales of our products and systems, particularly high-value lasers and systems, and therefore harm our business and operating results.

We are dependent in part on the semiconductor capital equipment market, which is volatile and unpredictable.

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, inspection and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers. The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. For example, this market experienced a severe down-cycle from mid-year 2007 to mid-year 2009, which had a significant negative impact on our operating results. The continued cyclicality of this market limits our ability to predict our business prospects or financial results in this market.

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

A limited number of customers account for a significant portion of our overall sales to the microelectronics market and our Ophir Division’s sales to the aerospace and defense markets, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 28.3%, 31.7% and 23.1% of our consolidated net sales for the years 2011, 2010 and 2009, respectively. We rely on a limited number of customers for a significant portion of our sales to this market. Our top five customers in this market comprised approximately 59.7%, 55.6% and 45.6% of our sales to this market for the years 2011, 2010 and 2009, respectively, with one customer making up a substantial portion of such percentage in each of these years. No single customer in this market comprised 10% or more of our consolidated net sales in 2011, 2010 or 2009. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly. In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Additionally, our Ophir Division generates a significant amount of revenue from sales of infrared optics and lens assemblies to a limited number of customers in the aerospace and defense markets. Typically, these customers purchase products utilizing prime contracts or subcontracts under large, long-term government defense programs. Although long-term, these programs and subcontracts will ultimately expire or may be terminated prior to expiration under certain circumstances. Upon expiration or termination, our customers may not elect to enter into additional contracts with us, or the government programs under which these contracts were issued may also end. In the event that any of these contracts terminates or expires and is not renewed and we fail to replace it with a comparable revenue source, our financial condition and results of operations will be adversely affected.

The terms of our secured credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

In October 2011, we obtained a secured credit facility from certain lenders. The credit facility consists of a revolving credit facility of $65 million and a term loan of $185 million, each with a term of five years. Our ability to borrow funds under the revolving credit facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties. The term loan requires amortization in the form of quarterly scheduled principal payments as specified in the credit agreement. Our obligations under the credit facility are collateralized by a security interest in substantially all of our assets and the assets of our U.S. subsidiaries, as well as a pledge of certain shares we hold in our international subsidiaries.

Effects of entering into the credit agreement include:

•

requiring that we dedicate a significant portion of our cash flow from operations and other capital resources to debt service, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements;

•	increasing our vulnerability to adverse economic and industry conditions; and

•	limiting our ability to incur additional debt on acceptable terms, if at all.

The credit agreement requires compliance with certain financial covenants, including maintaining specific financial ratios. The credit agreement and related loan documents also contain covenants that limit our ability to take certain actions, including, among other things, our ability to:

•	materially change the nature of our business;

•	enter into transactions with affiliates;

•	incur or guarantee indebtedness;

•	pay dividends or repurchase stock;

•	merge, dissolve, liquidate or consolidate with or into another entity;

•	consummate asset sales, acquisitions or mergers;

•	prepay certain other indebtedness; or

•	make investments.

These covenants restrict our ability to engage in or benefit from these actions, thereby limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, such as limiting our ability to engage in mergers and acquisitions. This could place us at a competitive disadvantage.

The credit agreement contains customary events of default, including:

•	failure to make required payments;

•	failure to comply with certain agreements or covenants;

•	failure to pay, or default permitting acceleration of, certain other indebtedness;

•	certain events of bankruptcy and insolvency; and

•	failure to pay certain judgments.

Our ability to meet our quarterly payment obligations under the term loan and repay any amounts owed under the revolving credit facility will depend upon our future cash balances. The amount of cash available for repayment of these loans will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flow from operations in future periods, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide any assurances that we will generate sufficient cash flow from operations to service our debt obligations. Any failure to repay these obligations as they become due would result in an event of default under the credit agreement.

If an event of default occurs, outstanding indebtedness under the credit agreement may, at the option of the lenders, become immediately due and payable. In such case, we would need to obtain additional financing or significantly deplete our available cash, or both, in order to repay this indebtedness. Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash could harm our ability to fund our operations or execute our broader corporate objectives.

Further, if we were unable to repay outstanding indebtedness following an event of default, then in addition to other available rights and remedies, the lenders could initiate foreclosure proceedings on substantially all of our assets. Any such foreclosure proceedings or other rights and remedies successfully implemented by the lenders in an event of default would likely have a materially adverse effect on our business, financial condition and results of operations.

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

Uncertainty in the adoption or growth of emerging applications could reduce the revenue growth we expect to generate from these applications.

We are constantly investing in products for emerging applications, and we expect to generate increasingly significant revenue levels from sales of products for these applications. For example, we have developed ultrafast lasers for ophthalmic surgery, infrared optics for thermal imaging cameras and three-dimensional dental CAD/CAM scanners for manufacturing dental restorations. These applications are evolving, and the extent to which they achieve widespread adoption or significant growth is uncertain. Many factors may affect the viability of widespread adoption or growth of these applications, including their cost-effectiveness, performance and reliability compared to alternatives. If these applications or our products for these applications are not widely adopted or fail to grow as we project, we will not generate the revenue growth we anticipate from sales of our products for these emerging applications, and our results of operations could be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to make purchase decisions. In addition, some of our sales to aerospace and defense/security customers are under major defense programs that involve lengthy competitive bidding and qualification processes. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us. The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year. If we fail to anticipate the likelihood, costs, or timing associated with sales of capital equipment, system and subsystem products, our business and results of operations would be harmed.

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

Because many of our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use competitors’ products. In addition, because certain of our markets, such as the semiconductor equipment market, are highly cyclical in nature, if we fail to timely introduce new products in advance of an upturn in the market’s cycle, we may be foreclosed from selling products to certain customers until a future cycle. As such, our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer.

We face substantial competition, and if we fail to compete effectively, our operating results will suffer.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets, against a limited number of companies in each market. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers or system integrators to manufacture products or systems on their behalf. Some of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do, and some may have lower material costs than ours due to their control over sources of components and raw materials. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product performance, features, quality, reliability, the breadth of our product portfolio and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which would negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

Our international sales and operations may be adversely impacted by export controls.

Our products and technology are subject to international export regulations in the various countries where they are manufactured or developed. For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce and State. Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals. For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports from the U.S. of defense articles subject to the International Traffic in Arms Regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our revenue and could adversely affect our business, financial condition and results of operations. Compliance with export regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be harmed.

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

We have experienced, and may in the future experience, intellectual property infringement claims, which could be costly and time consuming to defend and may produce outcomes that could adversely impact our business and results of operations.

We have from time to time received claims from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Such infringement claims have in the past and may in the future result in litigation. For example, in 2008, Graywire, LLC filed a patent infringement case against us and other companies alleging infringement of certain optical device manufacturing patents, which case is currently pending. Any such litigation could be protracted and costly, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology may divert management’s attention from other matters and could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

We obtain some of the materials and components used to build our products, systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, the crystals and semiconductor laser diodes used in certain of our laser products and certain raw materials used for our thermal imaging and high-power laser optics, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. If our components or raw materials are unavailable in adequate amounts at acceptable quality levels or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products. If we do not obtain comparable replacement components from other sources in a timely manner, our business and results of operations will be harmed. Many of our suppliers require long lead times to deliver the quantities of components that we need. If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment of our products could occur, which would harm our business and results of operations.

In addition, we obtain some of the critical capital equipment we use to manufacture certain of our products from sole or limited sources due to the unique nature of the equipment. In some cases, such equipment can only be serviced by the manufacturer or a very limited number of service providers due to the complex and specialized nature of the equipment. If service and/or spare parts for such equipment become unavailable, such equipment could be rendered inoperable, which could cause delays in the production of our products, and could require us to procure alternate equipment, if available, which would likely involve long lead times and significant additional cost, and could harm our results of operations.

Our products could contain defects, which would increase our costs and harm our business.

Many of our products, especially our laser and automation products, are inherently complex in design and require ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components that conform to stringent specifications. As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.

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

Many of our products may be hazardous if not operated properly or if defective. In addition, some of our products, such as certain ultrafast lasers sold by High Q, are used in medical applications where malfunctions could result in serious injury. We are exposed to significant risks for product liability claims if property damage, personal injury or death results from the use of our products. We may experience material product liability losses in the future. We currently maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall, could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully manage the transition of certain of our manufacturing operations to international locations and to contract manufacturers could harm our business.

As part of our ongoing cost-reduction efforts, we continue to transition the manufacture of certain of our product lines and subassemblies from higher-cost manufacturing locations to our facilities in Wuxi, China and Bucharest, Romania and to selected contract manufacturers in Asia. If we are unable to successfully manage the transition of the manufacture of these products, our results of operations could be harmed.

In particular, transferring product lines to our lower-cost manufacturing locations and our contract manufacturers’ facilities requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. If we are unable to manage this transfer and training smoothly and comprehensively, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. We also may not realize the cost and tax advantages that we currently anticipate from locating operations in China and Romania. For example, we are experiencing rising material, labor and shipping costs and rapidly changing regulations in China.

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

In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting each year, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to rules and regulations promulgated by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting. This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. This report must also contain a statement that our auditors have issued an attestation report on such internal controls. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, some of which are in areas that may be open to interpretation. As such, our auditors may not agree with our assessments.

We face challenges in implementing our internal control over financial reporting for acquired businesses. For example, although Ophir, which we acquired in October 2011, was a publicly traded company in Israel, it was subject to different accounting requirements and standards than us. Consequently, implementing our internal control systems at Ophir will be time consuming and difficult to complete comprehensively. We will need to have implemented adequate internal controls at Ophir before the end of 2012 in order for our management to assert that our internal control over financial reporting is effective, and we may not succeed in timely implementing such internal controls.

If we are unable to assert each year that our internal control over financial reporting is effective, or if our auditors are unable to attest that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, and we may be unable to file such reports in a timely manner, which would have an adverse effect on our stock price. In addition, if any unidentified material weaknesses were to result in fraudulent activity and/or a material misstatement or omission in our financial statements, we could suffer losses and be subject to civil and criminal penalties and litigation, all of which could have a material adverse effect on our business, financial condition and results of operations.

Compliance with environmental regulations and potential environmental liabilities could adversely affect our financial results.

Our operations are subject to various federal, state, local and international regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (EPA), and comparable authorities are involved in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

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

Spectra-Physics’ former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s. Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. The site is mature, and investigations and remediation efforts by the Responsible Parties have been ongoing for approximately 25 years. However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination. In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any claims at this time, such claims could be made against us in the future. Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Thermo), has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement. However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site. If significant costs or other liability relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

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

We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies. Our contract manufacturers’ operations are also subject to these occurrences, such as the recent flooding in Thailand. We currently have comprehensive business continuation plans for our global information technology systems and for most of our operations and facilities, as well as disaster recovery procedures for our remaining operations and facilities. Despite these contingency plans and procedures, if any of our facilities or those of our contract manufacturers were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business. We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606. We lease this facility under a lease expiring in February 2022. Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size
Photonics and Precision Technologies	Irvine, California Rochester, New York Franklin, Massachusetts North Billerica, Massachusetts Stratford, Connecticut Bozeman, Montana Beaune-la Rolande, France Wuxi, China Brigueuil, France	257,000 square feet 58,000 square feet 56,000 square feet 41,000 square feet 32,000 square feet 21,000 square feet 86,000 square feet 64,000 square feet 44,000 square feet

Lasers	Santa Clara, California Rankweil, Austria Stahnsdorf, Germany	139,000 square feet 27,000 square feet 12,000 square feet

Ophir	Jerusalem, Israel North Andover, Massachusetts North Logan, Utah Bucharest, Romania	101,000 square feet 27,000 square feet 15,000 square feet 17,500 square feet

We own portions of our Rochester, New York, Beaune-la Rolande, France and Jerusalem, Israel facilities, and we own our Brigueuil, France facility. We lease all of our other primary manufacturing facilities, as well as a number of other facilities worldwide for administration, sales and/or service, under leases with expiration dates ranging from 2012 to 2022. We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire. We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP. As of February 29, 2012, we had 828 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 31, 2011	$14.49	$9.35
October 1, 2011	19.15	10.50
July 2, 2011	19.84	15.29
April 2, 2011	18.99	14.93
January 1, 2011	18.15	10.85
October 2, 2010	13.57	8.43
July 3, 2010	14.48	8.30
April 3, 2010	12.63	7.74

Dividends

We declared no dividends on our common stock during 2011 or 2010. We do not intend to pay cash dividends in the foreseeable future, however, we will periodically review this issue in the future based on changes in our financial position and investment opportunities, as well as any changes in the tax treatment of dividends. The terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to pay dividends during the term of such facility.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of the year ended December 31, 2011.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,511,772	$11.28	5,207,693
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,511,772		5,207,693

All of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of December 31, 2011 have been approved by security holders. The number of shares reflected in column (a) consists of: (i) outstanding options to purchase an aggregate of 1,338,161 shares of our common stock, which were issued under our 2001 Stock Incentive Plan; (ii) outstanding stock-settled stock appreciation rights with respect to an aggregate of 1,290,275 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan and our 2011 Stock Incentive Plan; and (iii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of 883,336 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan and our 2011 Stock Incentive Plan. The weighted-average exercise price reflected in column (b) represents the combined weighted-average exercise price (or base value) of all outstanding options (having a weighted-average exercise price of $13.75 per share) and all outstanding stock-settled stock appreciation rights (having a weighted-average base value of $8.72 per share). All outstanding restricted stock units were awarded without payment of any purchase price.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended December 31, 2011, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index, (ii) our current peer group, and (iii) our prior peer group. The graph assumes all investments were made at market value on December 30, 2006 and the reinvestment of all dividends.

The peer group reflected in the graph represents a combination of all companies comprising the Morningstar Scientific & Technical Instruments Industry Group Index and the Morningstar Semiconductor Equipment & Materials Industry Group Index, published by Zacks Investment Research, Inc., with these indices weighted two-thirds (2/3) and one-third (1/3), respectively. A listing of the companies comprising each index is available from us by written request to our Corporate Secretary.

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

	For the Year Ended (1)
	December 31,	January 1,	January 2,	January 3,	December 29,
(In thousands, except percentages)	2011	2011	2010	2009	2007
	(10)		(2)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales	$545,054	$479,787	$366,989	$445,336	$445,197
Cost of sales	305,325	274,491	224,387	274,542	259,636

Gross profit	239,729	205,296	142,602	170,794	185,561

Selling, general and administrative expenses	140,636	112,754	112,177	118,518	116,476
Research and development expense	45,270	39,278	36,948	46,068	42,570
Loss (gain) on sale of assets and related costs (3)	—	542	4,355	(2,504)	—
Impairment charges (4)	—	—	360	119,944	—

Operating income (loss)	53,823	52,722	(11,238)	(111,232)	26,515

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net (5)	619	—	101	(7,040)	—
Foreign currency translation gain from dissolution of subsidiary (6)	7,198	—	—	—	—
Write-down of minority interest investment (7)	—	—	—	(2,890)	—
Gain (loss) on extinguishment of debt (8)	(582)	—	328	7,734	—
Interest and other expense, net	(10,550)	(8,481)	(8,564)	(6,751)	(4,053)

Income (loss) before income taxes	50,508	44,241	(19,373)	(120,179)	22,462
Income tax provision (benefit) (9)	(29,154)	3,128	(1,967)	28,545	(17,229)

Net income (loss)	79,662	41,113	(17,406)	(148,724)	39,691
Net loss attributable to non-controlling interest	(46)	—	—	—	—

Net income (loss) attributable to Newport Corporation	$79,708	$41,113	$(17,406)	$(148,724)	$39,691

Percentage of net sales:
Gross profit	44.0%	42.8%	38.9%	38.4%	41.7%
Selling, general and administrative expenses	25.8%	23.5%	30.6%	26.6%	26.2%
Research and development expense	8.3%	8.2%	10.1%	10.4%	9.6%
Operating income (loss)	9.9%	11.0%	(3.1)%	(24.9)%	5.9%
Net income (loss)	14.6%	8.5%	(4.8)%	(33.4)%	8.9%
Net income (loss) attributable to Newport Corporation	14.6%	8.5%	(4.8)%	(33.4)%	8.9%

	As of or for the Year Ended
(In thousands, except per share and worldwide employment figures)	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
PER SHARE INFORMATION:
Net income (loss) per share attributable to Newport Corporation:
Basic	$2.13	$1.12	$(0.48)	$(4.11)	$1.03
Diluted	$2.06	$1.09	$(0.48)	$(4.11)	$1.02

Shares used in computation of income (loss) per share:
Basic	37,407	36,647	36,175	36,155	38,479
Diluted	38,673	37,726	36,175	36,155	39,058

Total stockholders’ equity per diluted share	$9.57	$7.83	$7.04	$7.34	$10.93

BALANCE SHEET INFORMATION:
Cash, restricted cash and marketable securities	$72,855	$200,184	$141,923	$148,420	$143,864
Working capital	$178,598	$288,650	$236,510	$263,507	$284,676
Total assets	$764,069	$556,390	$493,407	$524,903	$698,323
Short-term borrowings	$45,149	$12,468	$11,056	$14,089	$12,402
Long-term borrowings (includes borrowings under capital leases)	$179,008	$123,198	$122,636	$136,807	$153,489
Stockholders’ equity of Newport Corporation	$370,258	$295,459	$254,636	$265,197	$426,838

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	37,634	36,909	36,316	36,049	36,918
Average worldwide employment	2,116	1,687	1,683	1,900	1,943
Sales per employee	$258	$284	$218	$234	$229

(1)	We use a 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011, fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011, fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010, fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009 and fiscal year 2007 (referred to herein as 2007) ended on December 29, 2007. Fiscal years 2011, 2010, 2009 and 2007 each consisted of 52 weeks, and fiscal year 2008 consisted of 53 weeks.
(2)	In July 2009, we entered into an asset exchange transaction with Oclaro, Inc. (Oclaro) in which we acquired substantially all of the assets of the New Focus business. The purchase price was paid by the transfer to Oclaro of our diode laser business, as described in footnote (3) below, and the payment of $3.0 million in cash. Our results of operations for 2009 included the results of operations of the New Focus business from July 4, 2009, the closing date of the acquisition.
(3)	In 2010, we sold our Hilger Crystals Limited subsidiary for $4.0 million in cash. We recognized a loss of $0.5 million after considering the net asset carrying value of $2.5 million, charges of $1.4 million related to the pension plan associated with this business, a charge of $0.4 million to write off an inter-company receivable, and transaction expenses of $0.2 million. In 2009, we entered into an asset exchange transaction in which we sold substantially all of the assets of our diode laser business, which had a book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. In 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs. We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement.
(4)	In 2009, we determined that we would not continue to pursue technology related to purchased in-process research and development and recorded an impairment charge of $0.4 million associated with such technology. In 2008, we determined that goodwill and other intangible assets related to our Lasers Division were impaired and recorded impairment charges of $104.6 million related to goodwill and $15.4 million related to other acquired intangible assets.

(5)	In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. In 2008, due to uncertainty regarding collectability of such note receivable and amounts owed under the sublease, we wrote off such note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note. In 2009, we recognized $0.1 million as a recovery on the note, net of certain costs. In 2011, we recognized an additional $0.6 million as a recovery of amounts due from Kensington, net of certain costs.
(6)	In 2001, we established a financing structure through which we loaned our French subsidiary €16.6 million. In 2011, such financing structure was dissolved and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.
(7)	In 2008, we determined that a minority interest investment had an other-than-temporary decline in value and wrote off $2.9 million, representing the full carrying value of such investment.
(8)	In 2011, we extinguished $114.4 million of our convertible subordinated notes for $115.0 million. After allocating $1.5 million of the extinguished amount to the equity component of the notes, we recorded a loss of $0.1 million on extinguishment of the debt, net of unamortized fees and debt discount. In addition, in 2011, our Ophir Optronics Ltd. subsidiary extinguished $9.1 million of its publicly traded bonds at a price equal to 105.76% of the principal amount of the bonds, or $9.6 million, resulting in a loss of $0.5 million. In 2009, we extinguished $20.2 million of our convertible subordinated notes for $18.7 million. After allocating $0.3 million of the extinguished amount to the equity component of the notes, we recorded a gain of $0.3 million on extinguishment of the debt, net of unamortized fees and debt discount. In 2008, we extinguished $28.0 million of our convertible subordinated notes for $16.8 million, and we recorded a gain of $7.7 million on extinguishment of the debt, net of unamortized fees and debt discount.
(9)	We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets. In 2007, we reduced the valuation allowance against our deferred tax assets by $19.8 million, and in 2008, we reestablished such valuation allowance and recorded an additional valuation allowance of $4.6 million. In 2010, we reduced such valuation allowance by $18.2 million, due primarily to income generated during the year. In 2011, we reduced such valuation allowance by an additional $41.7 million, due primarily to achieving a cumulative three-year net income position in the United States and expected future profitability. See further discussion in Note 11 of the Notes to Consolidated Financial Statements regarding our valuation allowance.
(10)	On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH for an aggregate purchase price of $18.5 million and on October 4, 2011 we acquired all of the outstanding capital stock of Ophir Optronics Ltd. for an aggregate purchase price of $242.3 million. Our results of operations for 2011 included the results of operations of these businesses from the respective closing dates of the acquisitions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, three-dimensional non-contact measurement and advanced automated manufacturing systems. Our products are used worldwide in industries including scientific research, microelectronics, aerospace and defense/security, life and health sciences and industrial markets. We operate within three distinct business segments, our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division. All of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions and Divestitures

Acquisition of Opticoat

On December 29, 2011, we acquired substantially all of the assets of Opticoat SRL (Opticoat) for a purchase price of $3.0 million in cash, of which $2.0 million was paid upon the closing and $1.0 million was held back to secure certain obligations of Opticoat under the acquisition agreement. In the absence of any indemnification claims by us, we will pay $850 thousand of the amount held back to Opticoat in 2012 and the remaining $150 thousand in 2013. The present value of these payments was determined to be $2.9 million. We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. This acquisition expands our capabilities and capacity in the manufacturing of precision optical components and coatings.

Acquisition of Ophir

On October 4, 2011, we acquired all of the outstanding capital stock of Ophir Optronics Ltd. (Ophir) for $242.3 million in cash, of which $242.1 million was allocated to the purchase price and $0.2 million was allocated to the fair value of unearned compensation related to unvested stock options. We funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds we received from the senior secured credit facility we obtained in October 2011, described more fully under the heading “Liquidity and Capital Resources” below. We incurred $4.7 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. This acquisition adds precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement equipment to our product offerings.

Acquisition of High Q

On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH (High Q). The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and a subsequent payment of $1.3 million, which was paid to the sellers based on a calculation of High Q’s net assets at closing. We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. This acquisition broadens our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expands our presence in European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.5 million as of December 31, 2011), and leased the building from the purchaser for a period of at least ten years. High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q. Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%. The principal balance of the loan was €3.4 million ($4.4 million) as of December 31, 2011. As of December 31, 2011, the current portion of the loan was $0.3 million and was included in prepaid expenses and other current assets, and the long-term portion of the loan was $4.1 million and was included in other assets, in the accompanying consolidated balance sheets.

Purchase Price Allocation for 2011 Acquisitions

The consideration paid for our acquisitions is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The estimated fair values of intangible assets acquired were determined using an income approach. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. Below is a summary of the purchase price, assets acquired and liabilities assumed:

	$00,0000	$00,0000	$00,0000	$00,0000
(In thousands)	Ophir	High Q	Opticoat	Total
Assets acquired and liabilities assumed:
Cash	$23,233	$5,989	$—	$29,222
Goodwill	66,524	6,745	1,302	74,571
Developed technology	41,530	6,300	705	48,535
In-process research and development	9,560	—	—	9,560
Customer relationships	56,640	1,350	148	58,138
Other intangible assets	13,970	4,170	—	18,140
Property and equipment	41,652	1,436	917	44,005
Other assets	67,497	15,505	—	83,002
Liabilities	(76,446)	(22,990)	(137)	(99,573)
Non-controlling interests	(2,076)	—	—	(2,076)

	$242,084	$18,505	$2,935	$263,524

For our Ophir acquisition, the $66.5 million of goodwill has been allocated to our newly created Ophir Division and will not be deductible for tax purposes. For our High Q acquisition, the $6.7 million of goodwill has been allocated to our Lasers Division, a portion of which will be deductible for Austrian tax purposes. For our Opticoat acquisition, the $1.3 million of goodwill has been allocated to our Ophir Division and will not be deductible for tax purposes.

Divestiture of Hilger Crystals Limited

On July 19, 2010, we sold all of the outstanding capital stock of our Hilger Crystals Limited subsidiary. We received $4.0 million in cash as consideration for the sale. In addition, if Hilger Crystals Limited achieves certain specified revenue targets in the 18-month period following the closing date, we could receive up to an additional

$0.75 million in cash. The achievement of such revenue targets is expected to be determined in the second quarter of 2012.

We recognized a net loss of $0.5 million related to this transaction in 2010. The net asset value of Hilger Crystals Limited at the time of the sale was $2.5 million, including $0.6 million of goodwill allocated to the business, and we incurred charges totaling $1.4 million related to the pension plan associated with the business, a charge of $0.4 million to write off an inter-company receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction. Such net loss has been included in loss on sale of assets and related costs in the accompanying consolidated statements of operations. In addition, we recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

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

$14,100

Our diode laser assets had a net book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in loss on sale of assets and related costs in our consolidated statements of operations. These assets had previously been included in our Lasers Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$11,043
Other assets	5,106
Current liabilities	(1,284)

$14,865

Subsequent Event

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) for an initial purchase price of $9.3 million in cash, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification obligations of the purchase price recipients. The purchase price is subject to subsequent adjustment based on a calculation of ILX’s net assets at closing. This acquisition expands our optical power meter and fiber optic source product offerings, and adds laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio.

Fiscal Year End

We use a 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011, fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011 and fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010. Each of these fiscal years consisted of 52 weeks.

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

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative selling price, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation; however, we record the full cost of the product at the time of shipment. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales. Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses. Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Our customers (including distributors) generally have 30 days from the original invoice date (generally 60 days for international customers) to return a standard catalog product purchase for exchange or credit. Catalog products must be returned in the original condition and meet certain other criteria. Custom, option-configured and certain other products as defined in the terms and conditions of sale cannot be returned without our consent. For certain products, we establish a sales return reserve based on the historical product returns. If actual product returns exceed our established sales return reserves, our net sales would be adversely affected.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable. The payment dates of the promissory notes generally range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to notes receivable. At December 31, 2011 and January 1, 2011, notes receivable, net totaled $2.1 million and $3.3 million, respectively. Certain of these promissory notes are sold with recourse to banks in Japan with which we regularly do business. The sales of these receivables have been accounted for as secured borrowings, as we have not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing—Secured Borrowing and Collateral. The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At December 31, 2011 and January 1, 2011, the principal amount of such promissory notes included in notes receivable, net and short-term borrowings in the accompanying consolidated balance sheets totaled $1.3 million and $2.0 million, respectively.

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

We account for our Israeli pension plans using the shut-down method of accounting. Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis. In addition, the assets and liabilities of the plans are accounted for on a gross basis.

Inventories

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead. Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that we expect to hold for longer than one year are included in other assets in the accompanying consolidated balance sheets. We write down excess and obsolete inventory to net realizable value. Once we write down the carrying value of inventory, a new cost basis is established, and we do not increase the newly established cost basis based on subsequent changes in facts and circumstances. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current and committed inventory levels. We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales. Should actual demand requirements differ from our estimates, we may be required to reduce the carrying value of inventory to net realizable value, resulting in a charge to cost of sales which would adversely affect our operating results.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90 day warranty. Products of this division sold to OEM customers generally carry longer warranties, typically 15 to 19 months. Products sold by our Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Products sold by our Ophir Division generally carry a one-year warranty, except for laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty. Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria. We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $4.3 million and $4.1 million as of December 31, 2011 and January 1, 2011, respectively. As of December 31, 2011 and January 1, 2011, the amounts accrued for long-term warranty obligations were not material.

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

Fair value of our reporting units is determined using a combination of a comparative company analysis and a discounted cash flow analysis. The comparative company analysis establishes fair value by applying market multiples to our revenue and earnings before interest, income taxes, depreciation and amortization. Such multiples are determined by comparing our reporting units with other publicly traded companies within the respective industries that have similar economic characteristics. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit. The present value of estimated discounted future cash flows is determined using our estimates of revenue and costs for the reporting units, driven by assumed growth rates, as well as appropriate discount rates. The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit. There was no goodwill impairment in 2011, 2010 or 2009.

Income Taxes

Our income tax expense (benefit), deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense (benefit).

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

Since 2002, we have maintained a valuation allowance against a significant portion of our gross deferred tax assets. We have monitored our actual results, forecast data and other available evidence, both positive and negative, and we have periodically increased or reduced the valuation allowance based on our determinations of whether it is more likely than not that we will realize our net deferred tax assets. An explanation of adjustments made to our valuation allowance in 2009, 2010 and 2011 is included in the discussion of our results of operations under the heading “Income Taxes” on page 51 below.

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

A substantial portion of our restricted stock unit awards vest based upon the achievement of one or more financial performance thresholds established by the Compensation Committee of our Board of Directors. Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if such performance thresholds are met, the awards vest in equal installments on the first three anniversaries of the grant date. Until we have determined that performance thresholds have been met, the amount of expense that we record relating to performance-based awards is estimated based on the likelihood of achieving the performance thresholds. Estimating the likelihood of achievement of performance thresholds requires significant judgment, as such estimates are based on forecasted results of operations. We also make certain judgments regarding expected forfeitures of all stock-based awards, which may vary significantly from actual forfeitures. If our actual results of operations or forfeitures differ from our estimates, we may need to increase or decrease the compensation expense related to stock-based awards, which could significantly impact the amount of stock-based compensation expense recorded in a given period.

The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance thresholds in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	$000,0000	$000,0000	$000,0000
	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Cost of sales	$488	$392	$137
Selling, general and administrative expenses	5,029	3,896	1,979
Research and development expense	684	560	216

	$6,201	$4,848	$2,332

Results of Operations for the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.0	57.2	61.1

Gross profit	44.0	42.8	38.9

Selling, general and administrative expenses	25.8	23.5	30.6
Research and development expense	8.3	8.2	10.1
Loss on sale of assets and related costs	—	0.1	1.2
Impairment charges	—	—	0.1

Operating income (loss)	9.9	11.0	(3.1)

Recovery of note receivable and other amounts related to previously discontinued operations, net	0.1	—	0.0
Foreign currency translation gain from dissolution of subsidiary	1.3	—	—
Gain (loss) on extinguishment of debt	(0.1)	—	0.1
Interest and other expense, net	(1.9)	(1.8)	(2.3)

Income (loss) before income taxes	9.3	9.2	(5.3)

Income tax provision (benefit)	(5.3)	0.7	(0.5)

Net income	14.6	8.5	(4.8)
Net loss attributable to non-controlling interest	(0.0)	—	—

Net income attributable to Newport Corporation	14.6%	8.5%	(4.8)%

In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.

Net Sales

For 2011, 2010 and 2009, our net sales totaled $545.1 million, $479.8 million and $367.0 million, respectively. Our total net sales increased $65.3 million, or 13.6%, in 2011 compared with 2010. Net sales by our PPT Division increased $28.3 million, or 9.5%, and net sales by our Lasers Division increased $9.4 million, or 5.2%, in 2011 compared with the prior year period. Our Ophir Division, which we established in connection with our acquisition of Ophir on October 4, 2011, provided sales of $27.6 million in 2011 following the acquisition date, primarily to customers in the aerospace and defense/security and industrial markets. Our Lasers Division sales in 2011 included $15.6 million of sales from the addition of High Q, which we acquired on July 29, 2011, primarily to customers in the life and health sciences market. We experienced increases in net sales in all of our end markets in 2011 compared with 2010, primarily as a result of our additions of Ophir and High Q, improved worldwide macroeconomic conditions and strong conditions in the semiconductor equipment industry during the first half of 2011, offset in part by the significant decline in sales to semiconductor equipment customers in the second half of 2011.

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

Net sales to the scientific research, aerospace and defense/security markets were $185.4 million, $160.5 million and $143.7 million for 2011, 2010 and 2009, respectively. The increase of $24.9 million, or 15.5%, in 2011 compared with 2010 was due primarily to our acquisition of Ophir, which contributed $14.8 million in sales to these markets. The increase in net sales to these markets for 2011 was also due in part to continued strength in research funding by governmental entities, corporations and private foundations. The increase of $16.8 million, or 11.7%, in 2010 compared with 2009 was due primarily to higher levels of research funding. The increase in net sales to these markets for 2010 was also due to the inclusion of a full year of sales of the New Focus business, which we acquired at the end of the second quarter of 2009, and which contributed $12.7 million in sales to these markets for 2010 compared with $4.6 million in sales for 2009. Generally, our net sales to these markets by all of our divisions may fluctuate from period to period due to the timing of large sales relating to major research or defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market were $154.3 million, $151.9 million and $84.6 million for 2011, 2010 and 2009, respectively. The increase of $2.4 million, or 1.6%, in 2011 compared with 2010 was due primarily to strong conditions in the semiconductor equipment industry during the first half of 2011, offset in large part by a significant decline in sales to semiconductor equipment customers in the second half of 2011, as a result of the cyclical downturn in that industry. The increase of $67.3 million, or 79.4%, in 2010 compared with 2009 was due primarily to a significant increase in sales to customers in the semiconductor equipment industry as a result of the cyclical upturn in that industry during 2010. The increase in net sales to this market was also due to the inclusion of a full year of sales of the New Focus business, which contributed $21.0 million in sales to this market for 2010 compared with $3.3 million in sales for 2009. These increases were offset in part by a decrease in sales of systems for photovoltaic manufacturing applications.

Net sales to the life and health sciences market were $120.0 million, $96.5 million and $87.5 million for 2011, 2010 and 2009, respectively. The increase of $23.5 million, or 24.3%, in 2011 compared with 2010 was due primarily to our acquisitions of High Q and Ophir, which contributed sales to this market totaling $17.3 million during 2011, and to increased sales of products for bioinstrumentation applications. The increase of $9.0 million, or 10.3%, in 2010 compared with 2009 was due to an improvement in the overall macroeconomic conditions in this market and an increase in sales of products for bioinstrumentation and bioimaging applications by our PPT Division, offset in part by a reduction in sales of diode laser products. We divested our diode laser operations at the end of the second quarter of 2009, however we continue to distribute certain diode laser products in Japan. Sales of diode laser products to the life and health sciences market in 2010 were $0.9 million, compared with $4.9 million in 2009.

Net sales to our industrial and other end markets were $85.4 million, $71.0 million and $51.2 million for 2011, 2010 and 2009, respectively, representing an increase of $14.4 million, or 20.3%, in 2011 compared with 2010, and an increase of $19.8 million, or 38.8%, in 2010 compared with 2009. The increase in sales to these markets in 2011 compared with 2010 was due primarily to the acquisition of Ophir, which contributed $7.4 million in sales to these markets, and to increased sales of products for electro-optics and telecommunications applications. The increase in sales to these varied markets in 2010 compared with 2009 was due to significantly improved macroeconomic conditions.

Geographically, net sales were as follows:

	$0,00000	$0,00000	$0,00000	$0,00000
	Year Ended
(In thousands, except percentages)	December 31, 2011	January 1, 2011	Increase	Percentage Increase
United States	$240,736	$233,479	$7,257	3.1%
Europe	134,537	102,369	32,168	31.4
Pacific Rim	133,702	123,364	10,338	8.4
Other	36,079	20,575	15,504	75.4

Total sales	$545,054	$479,787	$65,267	13.6%

	Year Ended
(In thousands, except percentages)	January 1, 2011	January 2, 2010	Increase	Percentage Increase
United States	$233,479	$169,947	$63,532	37.4%
Europe	102,369	97,886	4,483	4.6
Pacific Rim	123,364	79,770	43,594	54.6
Other	20,575	19,386	1,189	6.1

Total sales	$479,787	$366,989	$112,798	30.7%

The increase in sales to customers in the United States in 2011 compared with 2010 was due primarily to increased sales to customers in our life and health sciences market, and to aerospace and defense/security customers, largely as a result of the additional sales from the Ophir acquisition. These increases were offset in part by decreased sales to customers in our microelectronics market, part of which was due to sales being shifted to the Pacific Rim as a result of transfers of manufacturing operations by certain OEM customers to Asia. The increase in sales to customers in Europe in 2011 compared with 2010 was due to higher sales to customers in all of our end markets, particularly in the life and health sciences market due to our acquisition of High Q, and in the industrial manufacturing and microelectronics markets. The increase in sales to customers in the Pacific Rim in 2011 compared with 2010 was due primarily to increased sales to customers in our industrial manufacturing and other end markets and in our microelectronics end market (due in part to the transfer described above), offset in part by lower sales to customers in our life and health sciences end market. The increases in sales to customers in other areas of the world in the current year period were due primarily to increased sales to aerospace and defense/security customers as a result of the Ophir acquisition, increased sales to customers in our scientific research end market in connection with major research programs, and increased sales to customers in our microelectronics end market.

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

Gross Margin

Gross margin was 44.0%, 42.8% and 38.9% for 2011, 2010 and 2009, respectively. The increase in gross margin in 2011 compared with 2010 was due primarily to improved absorption of manufacturing overhead and lower excess and obsolete inventory reserves, offset in part by lower gross margins from our Ophir Division due to increased inventory valuations resulting from purchase accounting, which increased the cost of goods sold of this division. The increase in gross margin in 2010 compared with 2009 was due primarily to improved absorption of manufacturing overhead resulting from our higher sales level, lower excess and obsolete inventory reserves as a result of increased demand for products, and a higher proportion of sales of higher margin products.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $140.6 million, or 25.8% of net sales, $112.8 million, or 23.5% of net sales, and $112.2 million, or 30.6% of net sales, during 2011, 2010 and 2009, respectively. The increase in SG&A expenses in 2011 compared with 2010 was due primarily to increased wages of $8.2 million, $3.7 million of which resulted from the addition of Ophir and High Q, increased professional fees of $7.2 million, primarily related to acquisitions, increased depreciation and amortization of $5.2 million, primarily related to the amortization of intangible assets added as a result of the Ophir and High Q acquisitions, and increased travel expenses of $1.6 million.

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

Research and Development (R&D) Expense

R&D expense totaled $45.3 million, or 8.3% of net sales, $39.3 million, or 8.2% of net sales, and $36.9 million, or 10.1% of net sales, during 2011, 2010 and 2009, respectively. The increase in R&D expense in 2011 compared with 2010 was due primarily to $3.7 million in additional R&D expenses resulting from the Ophir and High Q acquisitions, as well as increased R&D activity across the remainder of our business.

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

Loss on Sale of Assets and Related Costs

During 2010, we recognized a loss of $0.5 million associated with the sale of our Hilger Crystals Limited subsidiary, which was completed in July 2010, as discussed under “Acquisitions and Divestitures” on page 40. Our Hilger Crystals business had previously been included in our PPT Division.

In the second quarter of 2009, we sold certain assets and transferred certain liabilities related to our diode laser operations based in Tucson, Arizona to Oclaro, and we recorded a loss on the sale of such assets of $4.4 million in 2009. These assets had previously been included in our Lasers Division.

Impairment Charges

During the fourth quarter of 2009, we determined that we would not continue to pursue technology related to certain purchased in-process research and development related to our New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

Recovery of Note Receivable and Other Amounts

In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington. We had previously classified this business as a discontinued operation. Kensington failed to make certain principal, interest and rent payments due under our agreements. The note was secured by a first-priority security interest in certain Kensington assets. In 2008, due to uncertainty regarding the collectability of such amounts, we wrote off the note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease. In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note. In 2009, we recognized $0.1 million as a recovery on the note, net of certain costs. In 2011, we recognized an additional $0.6 million as a recovery of amounts due from Kensington, net of certain costs, related primarily to the sale of the collateral.

Foreign Currency Translation Gain from Dissolution of Subsidiary

During 2011, we recognized a total of $7.2 million in foreign currency translation gains, which had previously been included in other comprehensive income, in connection with the dissolution of our French financing subsidiary.

Gain (Loss) on Extinguishment of Debt

During 2011, we extinguished $114.4 million of our convertible subordinated notes at a weighted-average price equal to 100.5% of the principal amount of the notes, or $115.0 million. After allocating $1.5 million to the equity component, we recorded a loss of $0.1 million on extinguishment of debt, net of unamortized fees and debt discount. In addition, we retired Ophir’s outstanding publicly traded bonds with a carrying value of approximately $9.1 million for $9.6 million, resulting in a loss of $0.5 million.

During 2009, we extinguished $20.2 million of our convertible subordinated notes at a weighted-average price equal to 91.6% of the principal amount of the notes, or $18.7 million. After allocating $0.3 million to the equity component, we recorded a gain of $0.3 million on extinguishment of debt, net of unamortized fees and debt discount.

Interest and Other Expense, Net

Interest and other expense, net was $10.6 million, $8.5 million and $8.6 million in 2011, 2010 and 2009, respectively. The increase in interest and other expense, net in 2011 compared with 2010 was due primarily to the addition of interest expense from the $185 million term loan we obtained under our secured credit facility, offset in part by a reduction in interest as a result of extinguishing $114.4 million of our convertible subordinated notes. The decrease in interest and other expense, net in 2010 compared with 2009 was due primarily to a decrease in interest expense as a result of lower outstanding balances on our convertible subordinated notes and transaction gains resulting from foreign currency fluctuations, offset in large part by the write off of $0.6 million for previously unrealized currency translation losses associated with our Hilger Crystals Limited subsidiary, which we sold in the third quarter of 2010, and a decrease in interest income earned due to lower interest rates.

Income Taxes

Our effective income tax rate reflected a tax benefit of (57.7%) for 2011, a tax expense of 7.1% for 2010 and a tax benefit of 10.2% for 2009. During the fourth quarter of 2011, we achieved a cumulative three-year net income position in the United States, and we expect to achieve future profitability. Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that our net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets. Accordingly, we recorded a reduction in our valuation allowance of $41.7 million. During 2010, we released a total of $16.9 million of the valuation allowance related to the realization of domestic deferred tax assets as a result of the income we generated in 2010. We also recorded a reduction to foreign deferred tax assets and a corresponding reduction of $1.3 million to the valuation allowance related to deferred tax assets that were lost due to reorganizations, sales, and liquidations of certain foreign entities. In the fourth quarter of 2009, it was determined that it was more likely than not that we would realize the net deferred tax assets applicable to our German entity. Therefore, we recorded a release of the valuation allowance associated with this entity of $2.5 million. As of December 31, 2011, we maintained a valuation allowance on domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets of $3.0 million.

As of December 31, 2011, we had $17.7 million of gross unrecognized tax benefits and a total of $14.5 million of net unrecognized tax benefits, which, if recognized, would affect our effective tax rate. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. Interest and penalties related to unrecognized tax benefits were not significant as of December 31, 2011. We do not anticipate that unrecognized tax benefits will change significantly over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to $72.9 million as of December 31, 2011 from $200.2 million as of January 1, 2011. This decrease was attributable primarily to cash used for our acquisitions, the repayment of a significant portion of our convertible subordinated notes and capital expenditures, offset in part by long-term borrowings, primarily under our new credit facility, as discussed below, and cash generated from our operations.

Net cash provided by our operating activities of $68.6 million was attributable primarily to cash provided by our results of operations and a decrease of $7.5 million in accounts and notes receivable due to the timing of receipts and improved collections. Net cash was reduced by a decrease of $10.8 million in accounts payable due to the timing of payments, an increase of $5.1 million in prepaid expenses and other assets due primarily to deferred debt issuance costs associated with our credit facility, an increase of $2.8 million in accrued payroll expenses due to higher accrued wages as a result of our recent acquisitions, and a decrease of $2.8 million in accrued expenses due to reduced accrued interest resulting from our lower convertible subordinated notes balance and the timing of payments related to the term loan under our credit facility.

Net cash used in investing activities of $154.3 million was primarily attributable to $233.7 million of cash paid for our acquisitions of High Q, Ophir and Opticoat, net of cash acquired, purchases of property and equipment of $13.5 million and an increase of $12.4 million in restricted cash, as required pursuant to the terms of our credit facility for the repayment of our convertible subordinated notes, offset in part by net sales of marketable securities of $104.7 million.

Net cash provided by financing activities of $51.5 million was attributable primarily to new borrowings of $212.0 million, primarily from the term loan under our credit facility, and proceeds of $3.5 million from the sale of stock under employee plans, offset in part by the repayment of $160.9 million of outstanding borrowings, primarily related to our convertible subordinated notes, and payments of $3.4 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans.

As of December 31, 2011, we had cash and cash equivalents of $55.7 million, restricted cash of $12.4 million and marketable securities of $4.8 million. In February 2012, we used the restricted cash to repay the remaining principal amount of our convertible subordinated notes. Substantially all of our marketable securities are currently invested in certificates of deposit. Our senior financial management and the Audit Committee of our Board of Directors periodically review our marketable securities to determine the appropriate investment strategy. We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures, debt payment requirements and other contractual obligations, and changes in interest rates.

During 2011, we paid $115.0 million to extinguish $114.4 million of the remaining convertible subordinated notes we issued in 2007, reducing the outstanding principal balance of these notes to $12.4 million as of December 31, 2011. As noted above, we repaid the remainder of these notes in February 2012.

During 2011, we retired 300 million yen in private placement bonds that matured on June 30, 2011, and issued 200 million yen ($2.6 million at December 31, 2011) in new private placement bonds through a Japanese bank. These new bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheets as of December 31, 2011.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement). The Credit Agreement and the related security agreement provide for a new senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of our assets. The Credit Agreement replaced our previously existing domestic revolving line of credit of $3 million. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on our consolidated leverage ratio, as defined in and calculated under the Credit Agreement, provided that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. Principal amortization and interest payments on the term loan are due quarterly. Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

At December 31, 2011, we had three revolving lines of credit with Japanese banks and five revolving lines of credit with an Austrian financial institution. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse, three promissory notes with an Austrian financial institution, nine promissory notes with Israeli banks, and seven promissory notes with Japanese banks.

Our three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($12.9 million at December 31, 2011) and expire as follows: $7.7 million on November 30, 2012, $3.9 million on July 27, 2012, and $1.3 million on July 31, 2012. The $7.7 million and $1.3 million lines of credit bear interest at the prevailing bank rate at each institution, which was 2.475% and 2.20%, respectively, at December 31, 2011, and the $3.9 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.9 million line of credit. At December 31, 2011, we had $5.5 million outstanding and $7.4 million available for borrowing under these lines of credit. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($7.1 million at December 31, 2011), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at December 31, 2011. At December 31, 2011, we had $1.3 million outstanding and $5.8 million available for the sale of notes receivable under these agreements. As of December 31, 2011, the weighted-average effective interest rate on all of our Japanese borrowings, including the private placement bonds, was 1.92%.

As part of the acquisition of High Q, we assumed certain loans with Austrian financial institutions, eight of which remain outstanding as of December 31, 2011. Three of the loans are promissory notes with remaining principal balances of €0.1 million ($0.1 million) each at December 31, 2011, which bear interest at rates ranging from 2.23% to 3.25% and mature at various dates through December 2020. Principal and interest on such notes are paid monthly. We also have five revolving lines of credit with an aggregate outstanding balance of €3.0 million ($3.9 million) as of December 31, 2011. These lines of credit are secured by certain cash deposits, accounts receivable and bank guarantees. These lines of credit do not require principal repayment as long as certain conditions are met. Interest accrues on these lines of credit at a rate of 2.90% and is payable bi-monthly.

As part of the acquisition of Ophir, we assumed certain loans with Israeli and Japanese banks. Eight loans were with Israeli banks, and had combined outstanding principal balances of $5.9 million as of December 31, 2011. Such loans bear interest at rates ranging from 2.97% to 5.00% and mature at various dates through October 2015. Seven loans were with Japanese banks, and had combined outstanding principal balances of $1.3 million as of December

31, 2011. Such loans bear interest at rates ranging from 1.25% to 1.45% and mature at various dates through June 2016. In addition, during the fourth quarter of 2011, Ophir borrowed an additional $5.0 million from an Israeli bank. The interest rate on this loan was LIBOR plus 2.35%, and this loan was repaid on January 5, 2012. Ophir’s loans in Japan are generally unsecured, and Ophir’s loans in Israel are generally secured by pledges of and liens on certain of Ophir’s assets.

As part of the acquisition of Ophir, we also assumed Ophir’s outstanding publicly traded bonds, which had a carrying value of approximately $9.1 million. As noted above, in 2011, we retired these bonds for $9.6 million, resulting in a loss of $0.5 million.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. No purchases were made under this program during 2011, 2010 or 2009. As of December 31, 2011, 3.9 million shares remained available for purchase under the program. However, the terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to purchase additional shares under this program during the term of such facility.

As discussed under the heading “Subsequent Event” on page 42, we acquired ILX in January 2012 for a purchase price of $9.3 million in cash, subject to a subsequent cash adjustment based on a calculation of ILX’s net assets at closing.

We expect to use $16 million to $20 million of cash for capital expenditures during 2012.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 18-31), and there can be no assurance that we will not require additional funding in the future.

Except for the aforementioned capital expenditures, and the remaining amounts to be paid for our acquisition of Opticoat, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Contractual Obligations

We lease certain of our manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, we are generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities. In addition, we have purchase obligations related to minimum usage amounts for telecommunications and data services and other fees for information technology applications. We typically exceed these minimum purchase obligations.

Our long-term debt, capital and operating lease obligations, purchase obligations and pension benefit obligations at December 31, 2011 were as follows:

	Payments due by period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt obligations	$45,149	$66,119	$111,837	$87	$223,192
Capital lease obligations	147	264	298	228	937
Operating lease obligations	10,602	16,858	11,048	24,098	62,606
Purchase obligations	1,240	1,047	—	—	2,287
Pension benefits	1,276	1,807	3,276	24,875	31,234

	$58,414	$86,095	$126,459	$49,288	$320,256

We have subleased certain of our facilities. Future minimum rentals to be received by us under non-cancelable subleases were immaterial at December 31, 2011.

Our gross unrecognized tax benefits at December 31, 2011 were $17.7 million. We do not anticipate that the balance of unrecognized tax benefits will change significantly over the next twelve months. However, we are not able to provide a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the guidance in ASC 220, Comprehensive Income. ASU No. 2011-05 requires comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. A single continuous statement would have two sections, one for net income and the other for comprehensive income. ASU No. 2011-5 also requires companies to show reclassification adjustments from comprehensive income to net income and where such items are presented. However, ASU No. 2011-12 deferred this requirement. The other requirements in ASU No. 2011-05 became effective for interim and annual periods beginning after December 15, 2011. This standard requires retrospective application and early adoption was permitted but was not elected. The adoption of ASU No. 2011-05 will not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other. ASU No. 2011-08 allows companies to first use a qualitative approach when evaluating goodwill for impairment. The two-step goodwill impairment process would only be necessary if a company concludes, based on this qualitative evaluation, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. ASU No. 2011-08 became effective for fiscal years beginning after December 15, 2011 and early adoption was permitted but was not elected. The adoption of ASU No. 2011-08 will not have a material impact on our financial position or results of operations.

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

We use foreign currency option and forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. These derivative instruments are used as an economic hedge. However, we have not elected hedge accounting treatment and therefore, all changes in value of these derivative instruments are reflected in interest and other expense, net in our consolidated statements of operations. We do not engage in currency speculation. All of our outstanding foreign currency option and forward exchange contracts are entered into to reduce the volatility of earnings, primarily related to Israeli Shekel based expenses. If the counterparties to these contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 31, 2011. The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	December 31, 2011
(In thousands)	Notional Amount	Average Strike Price
Foreign currency forward contracts (Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$9,251	3.69
Japanese Yen	120	114.40

	$9,371

Fair value	$(388)

Foreign currency options
Israeli Shekel—call options	$11,290	3.74
Israeli Shekel—put options	(11,361)	3.59

	$(71)

Fair value	$323

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $72.9 million at December 31, 2011, are sensitive to changes in the general level of interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $6.6 million at December 31, 2011, are sensitive to interest rates and economic conditions in Europe.

We have a $185 million term loan and a $65 million revolving line of credit in the United States, as well as various lines of credit, private placement bonds and other loans throughout the world, primarily in Austria, Israel and Japan. Our term loan and revolving line of credit in the U.S., and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of December 31, 2011:

	Expected Maturity Date
(US$ equivalent in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$12,355	$—	$—	$—	$—	$—	$12,355	$12,440
Weighted average interest rate	2.50%	0.00%	0.00%	0.00%	0.00%	0.00%	2.50%
Variable rate (US$)	$18,500	$27,748	$27,748	$27,748	$83,256	$—	$185,000	$172,860
Weighted average interest rate	3.02%	3.02%	3.02%	3.02%	3.02%	0.00%	3.02%
Fixed rate (non-US$)	$1,600	$1,600	$4,180	$600	$—	$—	$7,980	$7,602
Weighted average interest rate	3.16%	3.16%	1.59%	2.97%	0.00%	0.00%	2.32%
Variable rate (non-US$)	$12,694	$4,506	$337	$170	$63	$87	$17,857	$17,760
Weighted average interest rate	2.15%	2.76%	1.44%	1.58%	1.93%	2.88%	2.29%
Total debt obligations	$45,149	$33,854	$32,265	$28,518	$83,319	$87	$223,192	$210,662
Weighted average interest rate	2.64%	2.99%	2.82%	3.01%	3.02%	2.88%	2.91%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-43.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011. This assessment excluded the evaluation of the internal control over financial reporting of Ophir, which was acquired on October 4, 2011. Such internal controls will be evaluated beginning in our fiscal year 2012.

Attestation Report

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended December 31, 2011, has issued an attestation report on our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ophir Optronics Ltd. (“Ophir”), which was acquired on October 4, 2011, and whose financial statements constitute 64% and 40% of the Company’s consolidated net and total assets, respectively, and 5% of the Company’s consolidated net sales as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Ophir. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 15, 2012

Item 9B. Other Information

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report on Form 10-K under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012.

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

2.2	Agreement and Plan of Merger, dated as of July 7, 2011, by and among the Registrant, Helios Merger Sub Ltd. and Ophir Optronics Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

Exhibit Number	Description of Exhibit

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Third Amendment to Lease dated December 15, 2010, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2011).

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.9*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*	Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

Exhibit Number	Description of Exhibit

10.16*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.17*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.18*	Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.19*	Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.20*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.22*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.23*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.24*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.26	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.27	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

Exhibit Number	Description of Exhibit

10.28	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

10.29	Credit Agreement, dated as of October 4, 2011, among the Registrant, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and General Electric Capital Corporation, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

10.30	Security and Pledge Agreement, dated as of October 4, 2011, among the Registrant, the guarantors from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President, Chief Executive Officer and Director	March 15, 2012
Robert J. Phillippy	(Principal Executive Officer)

/s/ Charles F. Cargile	Senior Vice President and Chief Financial Officer	March 15, 2012
Charles F. Cargile	(Principal Financial Officer)

/s/ Mark J. Nelson	Vice President, Corporate Controller and Chief	March 15, 2012
Mark J. Nelson	Accounting Officer (Principal Accounting Officer)

/s/ Christopher Cox	Director	March 15, 2012
Christopher Cox

/s/ Robert L. Guyett	Director	March 15, 2012
Robert L. Guyett

/s/ Oleg Khaykin	Director	March 15, 2012
Oleg Khaykin

/s/ Michael T. O’Neill	Director	March 15, 2012
Michael T. O’Neill

/s/ C. Kumar N. Patel	Director	March 15, 2012
C. Kumar N. Patel

/s/ Kenneth F. Potashner	Director	March 15, 2012
Kenneth F. Potashner

/s/ Peter J. Simone Peter J. Simone	Director	March 15, 2012

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of independent registered public accounting firms	F-2

Consolidated statements of operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-4

Consolidated balance sheets as of December 31, 2011 and January 1, 2011	F-5

Consolidated statements of cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-6

Consolidated statements of comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-7

Notes to consolidated financial statements	F-8

Financial Statement Schedule – Schedule II – Valuation and qualifying accounts	F-44

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Newport Corporation and subsidiaries (the “Company”) as of December 31, 2011, and January 1, 2011, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010. Our audits also included the consolidated financial statement schedule listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Ophir Optronics Ltd. (“Ophir”), whose financial statements constitute 64% and 40% of the Company’s consolidated net and total assets, respectively, and 5% of the Company’s consolidated net sales as of and for the year ended December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ophir, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the report of the other auditors such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

OPHIR OPTRONICS LTD.

We have audited the consolidated balance sheet of Ophir Optronics Ltd. (“the Company”) and its subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity and cash flows for the period from October 4, 2011 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2011, and the consolidated results of their operations and their cash flows for the period from October 4, 2011 to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 15, 2012	A Member of Ernst & Young Global

NEWPORT CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	$545,054	$479,787	$366,989
Cost of sales	305,325	274,491	224,387

Gross profit	239,729	205,296	142,602

Selling, general and administrative expenses	140,636	112,754	112,177
Research and development expense	45,270	39,278	36,948
Loss on sale of assets and related costs	—	542	4,355
Impairment charges	—	—	360

Operating income (loss)	53,823	52,722	(11,238)

Recovery of note receivable and other amounts related to previously discontinued operations, net	619	—	101
Foreign currency translation gain from dissolution of subsidiary	7,198	—	—
Gain (loss) on extinguishment of debt	(582)	—	328
Interest and other expense, net	(10,550)	(8,481)	(8,564)

Income (loss) before income taxes	50,508	44,241	(19,373)

Income tax provision (benefit)	(29,154)	3,128	(1,967)

Net income (loss)	79,662	41,113	(17,406)

Net loss attributable to non-controlling interests	(46)	—	—

Net income (loss) attributable to Newport Corporation	$79,708	$41,113	$(17,406)

Net income (loss) per share attributable to Newport Corporation:
Basic	$2.13	$1.12	$(0.48)
Diluted	$2.06	$1.09	$(0.48)

Shares used in the computation of income (loss) per share:
Basic	37,407	36,647	36,175
Diluted	38,673	37,726	36,175

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	January 1,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$55,701	$90,992
Restricted cash	12,367	—
Marketable securities	4,787	109,192
Accounts receivable, net of allowance for doubtful accounts of $2,532 and $2,587 as of December 31, 2011 and January 1, 2011, respectively	97,690	84,238
Notes receivable	2,091	3,313
Inventories	112,968	84,508
Deferred income taxes, net	30,339	9,424
Prepaid expenses and other current assets	15,374	10,362

Total current assets	331,317	392,029
Property and equipment, net	89,873	46,160
Goodwill	143,259	69,322
Deferred income taxes, net	9,289	3,493
Intangible assets, net	150,572	24,990
Investments and other assets	39,759	20,396

	$764,069	$556,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$45,149	$12,468
Accounts payable	30,856	31,691
Accrued payroll and related expenses	36,914	30,804
Accrued expenses and other current liabilities	39,800	28,416

Total current liabilities	152,719	103,379
Long-term debt, net of debt discount	178,043	122,042
Obligations under capital leases, less current portion	790	979
Accrued pension liabilities	24,444	13,279
Deferred income taxes and other liabilities	35,796	21,252

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 37,634,403 and 36,909,317 shares issued and outstanding as of December 31, 2011 and January 1, 2011, respectively	4,392	4,307
Capital in excess of par value	431,606	426,575
Accumulated other comprehensive income (loss)	(5,989)	4,036
Accumulated deficit	(59,751)	(139,459)

Total stockholders’ equity of Newport Corporation	370,258	295,459
Non-controlling interests	2,019	—

Total stockholders’ equity	372,277	295,459

	$764,069	$556,390

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	$000,00000	$000,00000	$000,00000
	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,662	$41,113	$(17,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,999	18,668	19,932
Amortization of discount on convertible subordinated notes	3,891	4,058	4,575
Recovery of amounts related to previously discontinued operations	(619)	—	—
Foreign currency translation gain	(7,198)	—	—
Impairment of intangible assets	—	—	360
Deferred income taxes, net	(29,895)	(131)	210
Provision for losses on inventories	3,953	5,792	10,298
Stock-based compensation expense	6,201	4,848	2,332
Provision for doubtful accounts, net	358	787	1,346
Loss on sale of assets	—	872	3,765
Loss on disposal of property and equipment	1,011	100	860
Loss (gain) on extinguishment of debt	582	—	(328)
Increase (decrease) in cash due to change, net of acquisitions and divestitures:
Accounts and notes receivable	7,528	(13,937)	7,021
Inventories	635	(11,365)	(6,179)
Prepaid expenses and other assets	(5,125)	871	(1,419)
Accounts payable	(10,805)	9,549	(2,083)
Accrued payroll and related expenses	(2,755)	8,844	293
Accrued expenses and other liabilities	(2,790)	488	1,088

Net cash provided by operating activities	68,633	70,557	24,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,513)	(8,868)	(9,668)
Restricted cash	(12,367)	—	—
Proceeds from sale of business	—	4,003	—
Recovery of amounts related to previously discontinued operations	619	—	—
Purchase of marketable securities	(102,125)	(141,307)	(36,701)
Proceeds from the sale and maturity of marketable securities	206,802	83,684	57,485
Acquisition of businesses, net of cash acquired	(233,696)	—	(3,000)

Net cash provided by (used in) investing activities	(154,280)	(62,488)	8,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	187,934	—	—
Repayment of long-term debt	(5,409)	(159)	(18,644)
Proceeds from short term borrowings	24,078	12,336	23,867
Repayment of short term borrowings	(155,459)	(15,819)	(26,609)
Proceeds from the issuance of common stock under employee plans	3,488	2,548	765
Tax withholding payment related to net share settlement of equity awards	(3,448)	(1,343)	—
Excess tax benefits from stock-based compensation	364	—	—

Net cash provided by (used in) financing activities	51,548	(2,437)	(20,621)
Impact of foreign exchange rate changes on cash balances	(1,192)	(2,367)	693

Net increase (decrease) in cash and cash equivalents	(35,291)	3,265	12,853
Cash and cash equivalents at beginning of year	90,992	87,727	74,874

Cash and cash equivalents at end of year	$55,701	$90,992	$87,727

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$6,687	$3,520	$4,185
Income taxes, net	$2,150	$(361)	$(53)
Property and equipment accrued in accounts payable at year end	$525	$7	$1,460

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Comprehensive Income (Loss) and Stockholders’ Equity

(In thousands)

			Capital in excess of par value	Accumulated other comprehensive income	Accumulated deficit	Newport Corporation stockhlders’ equity	Non-controlling interests	Total stockholders’ equity
	Common Stock
	Shares	Amount
January 3, 2009 (as reported)	$36,049	$4,207	$407,047	$6,291	$(152,348)	$265,197	$—	$265,197
Reclassification due to tax benefit on stock option exercises	—	—	10,818	—	(10,818)	—	—	—
January 3, 2009 (adjusted)	36,049	4,207	417,865	6,291	(163,166)	265,197	—	265,197
Net loss	—	—	—	—	(17,406)	(17,406)	—	(17,406)
Foreign currency translation gain	—	—	—	2,394	—	2,394	—	2,394
Unrecognized net pension loss, net of income tax of $186	—	—	—	(607)	—	(607)	—	(607)
Unrealized gain on marketable securities, net of income tax of $600	—	—	—	2,301	—	2,301	—	2,301

Comprehensive loss						(13,318)	—	(13,318)
Issuance of common stock under employee plans	267	31	734	—	—	765	—	765
Extinguishment of equity component of long-term debt	—	—	(340)	—	—	(340)	—	(340)
Stock-based compensation expense	—	—	2,332	—	—	2,332	—	2,332

January 2, 2010	36,316	4,238	420,591	10,379	(180,572)	254,636	—	254,636
Net income	—	—	—	—	41,113	41,113	—	41,113
Foreign currency translation loss	—	—	—	(4,871)	—	(4,871)	—	(4,871)
Unrecognized net pension loss, net of income tax of $489	—	—	—	(1,007)	—	(1,007)	—	(1,007)
Unrealized loss on marketable securities	—	—	—	(465)	—	(465)	—	(465)

Comprehensive income						34,770	—	34,770
Issuance of common stock under employee plans	709	83	2,465	—	—	2,548	—	2,548
Tax withholding payment related to net share settlement of equity awards	(116)	(14)	(1,329)	—	—	(1,343)	—	(1,343)
Stock-based compensation expense	—	—	4,848	—	—	4,848	—	4,848

January 1, 2011	36,909	4,307	426,575	4,036	(139,459)	295,459	—	295,459
Net income	—	—	—	—	79,708	79,708	(46)	79,662
Foreign currency translation loss	—	—	—	(10,211)	—	(10,211)	(11)	(10,222)
Unrecognized net pension gain, net of income tax of $503	—	—	—	551	—	551	—	551
Unrealized loss on marketable securities	—	—	—	(365)	—	(365)	—	(365)

Comprehensive income						69,683	(57)	69,626
Non-controlling interests in companies acquired	—	—	—	—	—	—	2,076	2,076
Issuance of common stock under employee plans	936	110	3,378	—	—	3,488	—	3,488
Tax withholding payment related to net share settlement of equity awards	(211)	(25)	(3,423)	—	—	(3,448)	—	(3,448)
Extinguishment of equity component of long-term debt	—	—	(1,489)	—	—	(1,489)	—	(1,489)
Stock-based compensation expense	—	—	6,201	—	—	6,201	—	6,201
Tax benefits from stock-based compensation	—	—	364	—	—	364	—	364

December 31, 2011	37,634	$4,392	$431,606	$(5,989)	$(59,751)	$370,258	$2,019	$372,277

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation (the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, aerospace and defense/security, life and health sciences, and industrial markets. The Company provides a broad portfolio of products to customers in these end markets, allowing it to offer them an end-to-end resource for photonics solutions.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company uses a 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter. Fiscal year 2011 (referred to herein as 2011) ended December 31, 2011, fiscal year 2010 (referred to herein as 2010) ended January 1, 2011 and fiscal year 2009 (referred to herein as 2009) ended January 2, 2010. Each of these fiscal years consisted of 52 weeks.

Correction

Subsequent to the issuance of the Company’s January 1, 2011 consolidated financial statements, management determined that it should have recorded an additional tax deduction of $33.2 million related to stock option exercises on its original 2000 tax return. This deduction would have resulted in a deferred tax asset of $10.8 million and a corresponding increase in the existing valuation allowance established to offset substantially all deferred tax assets. The Company corrected its January 1, 2011 tax disclosure to properly reflect the increase in the deferred tax assets and valuation allowance in connection with the issuance of its December 31, 2011 financial statements. Additionally, the Company recorded a classification adjustment of $10.8 million between accumulated deficit and capital in excess of par value to properly reflect the tax deduction associated with stock option exercises within capital in excess of par value in accordance with U.S. GAAP. Such adjustment to increase accumulated deficit and capital in excess of par value from amounts previously reported has been reflected in the consolidated statements of comprehensive income (loss) and stockholders’ equity as of January 3, 2009 and for the years ended January 1, 2011 and January 2, 2010 and in the January 1, 2011 consolidated balance sheet.

Additionally, the Company identified deferred tax assets and a corresponding valuation allowance associated with stock option exercises included in the tax disclosure that should have been eliminated upon adoption of ASC 718, Compensation – Stock Compensation. ASC 718 requires disclosure of such amounts only. Accordingly, the deferred tax asset and corresponding valuation allowance were reduced by approximately $10.8 million to reflect this correction. Management has concluded these corrections are immaterial.

Foreign Currency Translation

Assets and liabilities for the Company’s international operations are translated into U.S. dollars using current rates of exchange in effect at the balance sheet dates. Items of income and expense for the Company’s international operations are translated using the monthly average exchange rates in effect for the period in which the items occur. The functional currency for the majority of the Company’s international operations is the local currency. Where the local currency is the functional currency, the resulting translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Where the U.S. dollar is the functional currency, the resulting translation gains and losses are included in the results of operations. Realized foreign currency transaction gains and losses for all entities are included in the results of operations.

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts and foreign currency option contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. We have not elected hedge accounting treatment and, accordingly, changes in fair values are reported in the consolidated statements of operations. The forward exchange contracts and foreign currency option contracts generally result in the Company paying or receiving net amounts, based on the change in foreign currencies rates between inception of the contracts and maturity of the contracts. If the counterparties to the contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Changes in fair values and transaction gains and losses are included in interest and other expense, net in the accompanying consolidated statements of operations. Such amounts were not material for 2011, 2010 or 2009.

Cash and Cash Equivalents and Marketable Securities

The Company considers cash and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities. All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets, unless the Company determines there is an other-than-temporary impairment, in which case the loss is recorded in the consolidated statements of operations.

Restricted Cash

In October 2011, the Company entered into a credit agreement, as discussed in Note 8. The terms of the agreement required the Company to deposit into a blocked account funds sufficient to repay its convertible subordinated notes, which were due in February 2012. As of December 31, 2011, the outstanding principal amount of the notes and the cash balance in the blocked account were both $12.4 million. Such notes were repaid in February 2012 using funds from the blocked account.

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable. The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to notes receivable. At December 31, 2011 and January 1, 2011, notes receivable, net totaled $2.1 million and $3.3 million, respectively. Certain of these promissory notes are sold with recourse to banks in Japan with which the Company regularly does business. The sales of these receivables have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing—Secured Borrowing and Collateral. The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customers to the banks. At December 31, 2011 and January 1, 2011, the principal amount of such promissory notes included in notes receivable, net and short-term borrowings in the accompanying consolidated balance sheets totaled $1.3 million and $2.0 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. Substantially all of the Company’s marketable securities are currently invested in certificates of deposit. The Company’s senior financial management and the Audit Committee of the Company’s Board of Directors periodically review the marketable securities to determine the appropriate investment strategy.

The Company’s customers are concentrated in the scientific research, aerospace and defense/security, microelectronics, life and health sciences and industrial markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets. Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

The Company accounts for its Israeli pension plans using the shut-down method of accounting. Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis. In addition, the assets and liabilities of the plans are accounted for on a gross basis.

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

Intangible Assets, including Goodwill

Intangible assets related to customer relationships are primarily amortized over a period of up to ten years on an accelerated basis. Other intangible assets include acquired backlog, non-competition agreements and defensible assets. Such assets are amortized on a straight line basis over a period of three months to 10 years, depending on the asset. Trademarks and trade names associated with products are amortized on a straight line basis over the estimated remaining life of the product technology, which ranges from 10 to 20 years. Trademarks and trade names associated with a business have indefinite lives and are not amortized. In-process research and development is amortized on a straight line basis over the product’s estimated useful life upon completion of the technology.

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

Long-Lived Assets

The Company assesses the impairment of long-lived assets, other than goodwill and other indefinite-lived intangible assets, to determine if their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.

Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Precision Technologies (PPT) Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90 day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Products sold by the Company’s Ophir Division generally carry a one-year warranty, except for laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty. Defective products will either be repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.

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

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative selling price, determined based upon the price that would be charged on a standalone basis. If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation; however, the Company records the full cost of the product at the time of shipment. Revenue for extended service contracts is recognized over the related contract periods. Certain sales to international customers are made through third-party distributors. A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales. Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses. Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Capitalized catalog costs were not material at December 31, 2011 and January 1, 2011. Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.2 million, $3.1 million and $3.3 million for 2011, 2010 and 2009, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred. Shipping and handling costs of $5.0 million, $4.9 million and $4.3 million are included in selling, general and administrative expenses for 2011, 2010 and 2009, respectively.

Research and Development

All research and development costs are expensed as incurred.

Non-Controlling Interests

In October 2011, the Company acquired Ophir Optronics Ltd. (Ophir), as discussed in Note 2. Ophir’s subsidiaries, Ophir Japan, Ltd. in Japan, Ophir Optronics GmbH in Germany, and Optical Metrology Ltd. in Israel, have non-controlling interest holders of 33.4%, 25% and 15%, respectively. Earnings (losses) attributable to the non-controlling interests are separately identified in the Company’s consolidated financial statements.

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

A substantial portion of the Company’s restricted stock unit awards vest based upon the achievement of one or more financial performance thresholds established by the Compensation Committee of the Company’s Board of Directors. Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if such performance thresholds are met, the awards vest in equal installments on the first three anniversaries of the grant date. Until the Company has determined that performance thresholds have been met, the amount of expense that the Company records relating to performance-based awards is estimated based on the likelihood of achieving the performance thresholds. The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance thresholds in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which amends the guidance in ASC 220, Comprehensive Income. ASU No. 2011-05 requires comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. A single continuous statement would have two sections, one for net income and the other for comprehensive income. ASU No. 2011-05 also requires companies to show reclassification adjustments from comprehensive income to net income and where such items are presented. However, ASU No. 2011-12, deferred this requirement. The other requirements in ASU No. 2011-05 became effective for interim and annual periods beginning after December 15, 2011. This standard requires retrospective application and early adoption was permitted but was not elected by the Company. The adoption of ASU No. 2011-05 will not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other. ASU No. 2011-08 allows companies to first use a qualitative approach when evaluating goodwill for impairment. The two-step goodwill impairment process would only be necessary if a company concludes, based on this qualitative evaluation, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. ASU No. 2011-08 became effective for fiscal years beginning after December 15, 2011 and early adoption was permitted but was not elected by the Company. The adoption of ASU No. 2011-08 will not have a material impact on the Company’s financial position or results of operations.

NOTE 2 ACQUISITIONS, DIVESTITURES AND INVESTMENTS

Acquisition of Opticoat

On December 29, 2011, the Company acquired substantially all of the assets of Opticoat SRL (Opticoat) for a purchase price of $3.0 million in cash, of which $2.0 million was paid upon the closing and $1.0 million was held back to secure certain obligations of Opticoat under the acquisition agreement. In the absence of any indemnification claims, the Company will pay $850 thousand of the amount held back to Opticoat in 2012 and the remaining $150 thousand in 2013. The present value of these payments was determined to be $2.9 million. The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. This acquisition expands the Company’s capabilities and capacity in the manufacturing of precision optical components and coatings.

Acquisition of Ophir

On October 4, 2011, the Company acquired all of the outstanding capital stock of Ophir for $242.3 million in cash, of which $242.1 million was allocated to the purchase price and $0.2 million was allocated to the fair value of unearned compensation related to unvested stock options. The Company funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds received from the senior secured credit facility obtained by the Company in October 2011 as described more fully in Note 8 below. After considering the cash held by Ophir as of the closing date, the net cash used by the Company for this transaction was $219.2 million. The Company incurred $4.7 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. This acquisition adds precision infrared optics, laser measurement instrumentation and three-dimensional non-contact measurement equipment to the Company’s product offerings.

Acquisition of High Q

On July 29, 2011, the Company acquired all of the capital stock of High Q Technologies GmbH (High Q). The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and a subsequent payment of $1.3 million, which was paid to the sellers based on a calculation of High Q’s net assets at closing. After considering the cash held by High Q as of the closing date, the net cash used by the Company for this transaction was $12.5 million. The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations. This acquisition broadens the Company’s ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expands the Company’s presence in European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.5 million as of December 31, 2011), and leased the building from the purchaser for a period of at least ten years. High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q. Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%. The principal balance of the loan was €3.4 million ($4.4 million) as of December 31, 2011. As of December 31, 2011, the current portion of the loan was $0.3 million and was included in prepaid expenses and other current assets and the long-term portion of the loan was $4.1 million and was included in other assets.

Purchase Price Allocation for 2011 Acquisitions

The consideration paid by the Company for its acquisitions is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The estimated fair values of intangible assets acquired were determined using an income approach. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)	Ophir	High Q	Opticoat	Total
Assets acquired and liabilities assumed:
Cash	$23,233	$5,989	$—	$29,222
Goodwill	66,524	6,745	1,302	74,571
Developed technology	41,530	6,300	705	48,535
In-process research and development	9,560	—	—	9,560
Customer relationships	56,640	1,350	148	58,138
Other intangible assets	13,970	4,170	—	18,140
Property and equipment	41,652	1,436	917	44,005
Other assets	67,497	15,505	—	83,002
Liabilities	(76,446)	(22,990)	(137)	(99,573)
Non-controlling interests	(2,076)	—	—	(2,076)

	$242,084	$18,505	$2,935	$263,524

For the Company’s Ophir acquisition, the $66.5 million of goodwill has been allocated to the Company’s newly created Ophir Division and will not be deductible for tax purposes. For the Company’s High Q acquisition, the $6.7 million of goodwill has been allocated to the Company’s Lasers Division, a portion of which will be deductible for Austrian tax purposes. For the Company’s Opticoat acquisition, the $1.3 million of goodwill has been allocated to the Company’s Ophir Division and will not be deductible for tax purposes.

Pro Forma Results

The actual net sales and net income of Ophir, High Q and Opticoat, from the respective closing dates of the acquisitions, that were included in the Company’s consolidated statements of operations for the year ended December 31, 2011 are set forth in the table below. Also set forth in the table below are the pro forma net sales and net income of the Company during such periods, including the results of the acquired businesses as though each acquisition had occurred at the beginning of 2009. This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Year Ended
(Unaudited, in thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Actual:
Net sales	$43,108	$—	$—
Net loss attibuatable to Newport Corporation	$(5,265)	$—	$—
Supplemental pro forma information:
Net sales	$661,308	$601,855	$478,776
Net income (loss) attibuatable to Newport Corporation	$71,397	$36,909	$(31,992)

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above. The pro forma net income excludes historical intangible asset amortization of $4.6 million in 2011 and replaces it with amortization of acquired identifiable intangible assets of $12.9 million, $12.7 million and $16.4 million for 2011, 2010 and 2009, respectively. In addition, $4.2 million in charges to cost of sales related to inventory that was marked up to fair value for purchase accounting were added back to 2011 pro forma net income and subtracted from 2009 pro forma net income. Transaction costs totaling $5.2 million, which were incurred prior to the closing of each acquisition, are also excluded from pro forma net income.

Divestiture of Hilger Crystals Limited

On July 19, 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary. The Company received $4.0 million in cash as consideration for the sale. In addition, if Hilger Crystals Limited achieves certain specified revenue targets in the 18-month period following the closing date, the Company could receive up to an additional $0.75 million in cash. The achievement of such revenue targets is expected to be determined in the second quarter of 2012.

The Company recognized a net loss of $0.5 million related to this transaction in 2010. The net asset value of Hilger Crystals Limited at the time of the sale was $2.5 million, including $0.6 million of goodwill allocated to the business, and the Company incurred charges totaling $1.4 million related to the pension plan associated with the business (see Note 14 for additional detail), a charge of $0.4 million to write off an inter-company receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction. Such net loss has been included in loss on sale of assets and related costs in the accompanying consolidated statements of operations. In addition, the Company recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which are included in interest and other expense, net in the accompanying consolidated statements of operations.

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

$14,100

The $1.4 million of goodwill has been allocated to the Company’s PPT Division and will be deductible for tax purposes, as this was an asset acquisition.

The Company’s diode laser assets had a net book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million. This loss has been included in loss on sale of assets and related costs in the Company’s consolidated statements of operations. These assets had previously been included in the Company’s Lasers Division. Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$11,043
Other assets	5,106
Current liabilities	(1,284)

$14,865

NOTE 3 MARKETABLE SECURITIES

The Company’s portfolio of marketable securities was as follows:

(In thousands)	December 31, 2011	January 1, 2011
U.S. government and agency debt securities	$—	$23,181
Corporate debt securities	—	78,286
Equity securities	542	548
Certificates of deposit	4,245	7,177

	$4,787	$109,192

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

	$000,0000	$000,0000	$000,0000
	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
Equity securities	$542	$93	$—
Certificates of deposit	4,245	—	—

	$4,787	$93	$—

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at January 1, 2011 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
U.S. government and agency debt securities	$23,181	$130	$(7)
Corporate debt securities	78,286	18	(34)
Equity securities	548	65	—
Certificates of deposit	7,177	—	—

	$109,192	$213	$(41)

	Marketable Securities In Cumulative Unrealized Loss Positions
	Less Than 12 Months		More Than 12 Months
(In thousands)	Aggregate Fair Value	Unrealized Loss	Aggregate Fair Value	Unrealized Loss
U.S. government and agency debt securities	$17,754	$(7)	$—	$—
Corporate debt securities	40,469	(34)	—	—

	$58,223	$(41)	$—	$—

The contractual maturities of available for sale securities were as follows:

(In thousands)	December 31, 2011	January 1, 2011
0 – 1 Year	$4,245	$105,262
1 – 2 Years	—	—
2 – 3 Years	—	—
3 – 5 Years	—	887
5 – 10 Years	—	—
More than 10 years	—	2,495

	$4,245	$108,644

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Gross realized gains	$69	$125	$4
Gross realized losses	—	—	(314)

	$69	$125	$(310)

NOTE 4 SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

	$000,0000	$000,0000
(In thousands)	December 31, 2011	January 1, 2011
Raw materials and purchased parts	$65,054	$54,704
Work in process	19,257	9,592
Finished goods	28,657	20,212

	$112,968	$84,508

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

	$000,0,00	$000,0,00
(In thousands)	December 31, 2011	January 1, 2011
Land	$3,544	$255
Buildings	10,674	1,346
Leasehold improvements	35,350	28,399
Machinery and equipment	87,880	58,529
Office equipment	52,536	45,824

	189,984	134,353
Less accumulated depreciation	(100,111)	(88,193)

	$89,873	$46,160

Depreciation expense, including the amortization of assets under capital leases, totaled $13.2 million, $12.4 million and $14.2 million for 2011, 2010 and 2009, respectively. At December 31, 2011 and January 1, 2011, assets under capital leases were $1.2 million and $1.5 million, net of accumulated amortization of $1.5 million and $1.3 million, respectively.

Accrued Warranty Obligations

Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $4.3 million and $4.1 million as of December 31, 2011 and January 1, 2011, respectively. As of December 31, 2011 and January 1, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011
Balance at beginning of year	$4,105	$3,898
Additions charged to cost of sales	3,317	4,400
Additions from acquisitions	1,097	—
Warranty claims	(4,053)	(4,193)

Balance at end of year	$4,466	$4,105

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	$00,0000	$00,0000
(In thousands)	December 31, 2011	January 1, 2011
Deferred revenue	$12,383	$11,294
Deferred lease liability	5,201	4,985
Short-term accrued warranty obligations	4,342	4,066
Other	17,874	8,071

	$39,800	$28,416

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

(In thousands)	December 31, 2011	January 1, 2011
Cumulative foreign currency translation gains (losses)	$(5,804)	$4,407
Unrecognized net pension losses, net of taxes	(1,005)	(1,556)
Unrealized gains on marketable securities	820	1,185

	$(5,989)	$4,036

NOTE 5 GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and January 1, 2011 are as follows:

(In thousands)	PPT Division	Lasers Division	Ophir Division	Total
Balance at January 2, 2010:
Goodwill	$69,932	$104,562	$—	$174,494
Accumulated impairment losses	—	(104,562)	—	(104,562)

	69,932	—	—	69,932
Reduction of goodwill allocated to Hilger Crystals Limited	(610)	—	—	(610)

Balance at January 1, 2011:
Goodwill	69,322	104,562	—	173,884
Accumulated impairment losses	—	(104,562)	—	(104,562)

	69,322	—	—	69,322
Goodwill acquired	—	6,745	67,826	74,571
Foreign currency impact	—	(634)	—	(634)

Balance at December 31, 2011:
Goodwill	69,322	110,673	67,826	247,821
Accumulated impairment losses	—	(104,562)	—	(104,562)

	$69,322	$6,111	$67,826	$143,259

During 2011, the Company allocated $6.7 million of goodwill to its Lasers Division due to the acquisition of High Q and $67.8 million to its Ophir Division due to the acquisitions of Ophir and Opticoat.

During 2010, the Company recorded a reduction of $0.6 million of goodwill relating to the disposal of its Hilger Crystals Limited subsidiary, based on the amount of goodwill allocated to such subsidiary.

Intangible assets, excluding goodwill, were as follows:

(In thousands)	December 31, 2011	January 1, 2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $6,903 and $5,056 as of December 31, 2011 and January 1, 2011, respectively	$51,159	$5,074
Customer relationships, net of accumulated amortization of $16,500 and $12,684 as of December 31, 2011 and January 1, 2011, respectively	61,609	7,416
In-process research and development, net of accumulated amortization of $0 as of December 31, 2011 and January 1, 2011	10,057	—
Other, net of accumulated amortization of $1,996 and $340 as of December 31, 2011 and January 1, 2011, respectively	5,507	—

	128,332	12,490
Intangible assets not subject to amortization:
Trademarks and trade names	22,240	12,500

Intangible assets, net	$150,572	$24,990

Amortization expense related to intangible assets totaled $7.7 million, $3.2 million and $3.0 million for 2011, 2010 and 2009, respectively.

During 2009, the Company determined that it would not continue to pursue technology related to certain purchased in-process research and development related to the New Focus business and recorded an impairment charge of $0.4 million associated with such technology.

Estimated aggregate amortization expense for future fiscal years will be amortized over a weighted-average life of 11.3 years as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2012	$18,484
2013	15,269
2014	14,978
2015	13,503
2016	11,160
Thereafter	44,881

$118,275

The Company has excluded $10.1 million of amortization expense related to in-process research and development from the table above, as it was uncertain as of December 31, 2011 when the technology will be completed and when the amortization will begin.

NOTE 6 INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Interest and dividend income	$565	$928	$2,155
Interest expense	(10,598)	(8,292)	(9,472)
Bank and portfolio asset management fees	(779)	(742)	(638)
Derivative losses	(132)	—	—
Other, net	394	(375)	(609)

	$(10,550)	$(8,481)	$(8,564)

Interest expense included amortization of the debt discount related to the Company’s convertible subordinated notes of $3.9 million, $4.1 million and $4.6 million for 2011, 2010 and 2009, respectively. See Note 8 for additional information.

NOTE 7 STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

In March 2011, the Company’s Board of Directors adopted the 2011 Stock Incentive Plan (2011 Plan) subject to approval of its stockholders, which was received in May 2011. The primary purpose of the 2011 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts, the successful conduct and development of the Company’s business largely depends.

The 2011 Plan authorizes the Company to grant up to 6,000,000 shares of common stock. This number of shares is subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company. Upon approval of the 2011 Plan by the Company’s stockholders, the Company’s 2006 Performance-Based Stock Incentive Plan was terminated for purposes of future grants, and only the 6,000,000 shares authorized for issuance under the 2011 Plan remained available for future grants.

The 2011 Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units, incentive stock options and non-qualified stock options. For purposes of calculating the total number of shares that may be issued under the 2011 Plan, the 2011 Plan provides that “full value” awards shall be counted against the share limit to a greater extent than “appreciation” awards. Stock options and stock appreciation rights, which are “appreciation” awards, shall be counted against the share limit under the 2011 Plan as one (1) share for each share of common stock subject to such award. Restricted stock and restricted stock units, which are “full value” awards, shall be counted against the share limit under the 2011 Plan as one and seven tenths (1.7) shares for each share of common stock subject to such award.

Any stock options or stock appreciation rights granted under the 2011 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years. The vesting of substantially all awards granted to directors under the 2011 Plan occurs over a period of one year. The vesting of substantially all awards granted to officers and employees under the 2011 Plan occurs over a period of three years, and the vesting of substantially all restricted stock unit awards is also conditioned upon the achievement of performance thresholds established by the Compensation Committee of the Company’s Board of Directors. Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if such performance thresholds are met, the awards vest in equal installments on the first three anniversaries of the grant date. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.

The Company maintains an Employee Stock Purchase Plan (Purchase Plan) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. The Purchase Plan allows employees to purchase common stock in any quarterly offering period at 95% of the fair market value of the stock on the last day of the offering period.

Stock-Based Compensation Expense

ASC 718 requires the Company to recognize compensation expense related to the fair value of its stock-based awards. The Company estimates the fair value of stock options and stock appreciation rights at the date of grant using a Black-Scholes-Merton option-pricing model. The weighted average fair value and underlying assumptions for all stock appreciation rights are set forth in the table below. No stock options were granted during the periods presented.

	$.00,00	$.00,00	$.00,00
	Year Ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Fair value	$7.75	$5.44	$1.64
Expected annual volatility	54.08%	50.31%	45.50%
Risk-free interest rate	1.59%	2.27%	1.66%
Expected term (years)	4.5	4.5	4.4
Annualized expected dividend yield	—	—	—

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	$00,00000	$00,00000	$00,00000
	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Cost of sales	$488	$392	$137
Selling, general and administrative expenses	5,029	3,896	1,979
Research and development expense	684	560	216

	$6,201	$4,848	$2,332

As required by ASC 718, the Company estimates the expected future forfeitures of stock options, stock appreciation rights and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures. If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted. The Company assumed a forfeitures rate of 15.4% in recognizing compensation expense for each of the years 2011, 2010 and 2009.

At December 31, 2011, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $6.2 million (net of estimated forfeitures of $2.3 million). This future compensation expense will be amortized, using the straight-line attribution method over a weighted-average period of 1.4 years. The actual compensation expense that the Company will recognize in the future related to stock-based awards outstanding at December 31, 2011 will be adjusted for subsequent forfeitures. All performance conditions applicable to stock-based awards outstanding at December 31, 2011 have been met.

Stock-Based Award Activity

The following table summarizes stock option activity for the year ended December 31, 2011:

	Number of Options (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	1,740	$14.32
Exercised	(199)	$12.74
Expired (cancelled post-vesting)	(203)	$19.59

Outstanding at December 31, 2011	1,338	$13.75	2.0	$1,336

Vested and expected to vest at December 31, 2011	1,338	$13.75	2.0	$1,336
Options exercisable at December 31, 2011	1,338	$13.75	2.0	$1,336

The intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 totaled $0.9 million, $0.4 million and $0.4 million, respectively. The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price, multiplied by the number of options exercised.

The grant date fair value of options that vested during fiscal year 2009 totaled $1.1 million. No options vested during fiscal year 2011 or 2010.

The following table summarizes the Company’s stock appreciation rights activity for the year ended December 31, 2011:

	Number of Shares (In thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,150	$6.60
Granted	256	$17.06
Exercised	(95)	$5.42
Forfeited (cancelled pre-vesting)	(19)	$9.83
Expired (cancelled post-vesting)	(2)	$8.34

Outstanding at December 31, 2011	1,290	$8.71

The intrinsic value of stock appreciation rights exercised during fiscal years 2011 and 2010 totaled $1.1 million and $0.6 million, respectively. No stock appreciation rights were exercised during fiscal year 2009. The intrinsic value of stock appreciation rights exercised is calculated as the difference between the market price on the date of exercise and the base value, multiplied by the number of stock appreciation rights exercised.

The grant date fair value of stock appreciation rights that vested during fiscal years 2011 and 2010 totaled $1.1 million and $0.5 million, respectively. No stock appreciation rights vested during fiscal year 2009.

The following table summarizes the Company’s restricted stock unit activity for the year ended December 31, 2011:

	Number of Shares (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	1,583	$8.31
Granted	321	$16.96
Vested	(623)	$7.87
Forfeited	(398)	$9.79

Outstanding at December 31, 2011	883	$11.10

At December 31, 2011, the Company had reserved 8,719,465 shares of common stock for future issuance under its stock incentive plans, which included 5,207,693 shares that were reserved for the future grant of stock-based awards under these plans, and had reserved 1,092,161 shares of common stock for future issuance under the Purchase Plan.

NOTE 8 DEBT AND LINES OF CREDIT

Short-Term Debt

Convertible Notes

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes were subordinated to all of the Company’s existing and future senior indebtedness, matured on February 15, 2012 and bore interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year. During 2011, 2009 and 2008, the Company extinguished $114.4 million, $20.2 million and $28.0 million of these notes, respectively. The remaining outstanding principal amount of the notes was repaid in February 2012.

During 2011, the Company extinguished $114.4 million of its convertible subordinated notes at a weighted-average price equal to 100.5% of the principal amount of the notes, or $115.0 million. The $0.1 million difference between the fair value of the notes and the carrying value of the notes, which included $1.0 million in deferred debt issuance costs and unamortized debt discount, has been recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. In addition, $1.5 million was allocated to the extinguishment of the equity component of such notes.

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

During 2008, the Company extinguished $28.0 million of its convertible subordinated notes at a weighted-average price equal to 59.9% of the principal amount of the notes, or $16.8 million. The $7.7 million difference between the fair value of the notes and the carrying value of the notes, which included $3.5 million in deferred debt issuance costs and unamortized debt discount, was recorded as a gain on extinguishment of debt in the Company’s consolidated statements of operations.

Holders could convert their notes based on a conversion rate of 41.5861 shares of the Company’s common stock per $1,000 principal amount of notes (equal to an initial conversion price of approximately $24.05 per share) under certain circumstances. Upon conversion, in lieu of shares of the common stock, for each $1,000 principal amount of notes, a holder could receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, determined in the manner set forth in the indenture. If the conversion value exceeded $1,000, the Company would also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. As of December 31, 2011, the conversion value was less than the principal amount of the notes.

At December 31, 2011, the Company had $12.4 million in convertible subordinated notes outstanding with a carrying value of $12.4 million, net of a nominal amount of remaining unamortized debt discount, which is included in short-term borrowings in the accompanying consolidated balance sheets. At January 1, 2011, the Company had $126.8 million in convertible subordinated notes outstanding with a carrying value of $122.0 million, net of $4.8 million in unamortized debt discount. At December 31, 2011 and January 1, 2011, the carrying value of the equity component was $24.8 million and $26.2 million, respectively, net of $0.9 million of equity issuance costs. At December 31, 2011, a nominal amount of remaining debt issuance costs, net of accumulated amortization, was included in prepaid expenses and other current assets. At January 1, 2011, debt issuance costs of $0.8 million, net of accumulated amortization, was included in investments and other assets. The remaining debt issuance costs and unamortized debt discount were amortized through February 15, 2012 using the effective interest method.

Interest cost on the convertible subordinated notes consisted of the following components:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Contractual interest	$2,941	$3,196	$3,636
Amortization of debt discount	3,891	4,058	4,575

Interest cost on convertible subordinated notes	$6,832	$7,254	$8,211

Short-Term Lines of Credit and Loans

At December 31, 2011, the Company had three revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($12.9 million at December 31, 2011) and expire as follows: $7.7 million on November 30, 2012, $3.9 million on July 27, 2012, and $1.3 million on

January 31, 2012 (which has subsequently been extended to July 31, 2012). The $7.7 million and $1.3 million lines of credit bear interest at the prevailing bank rate at each institution, which was 2.475% and 2.20%, respectively, at December 31, 2011, and the $3.9 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.9 million line of credit. At December 31, 2011, the Company had $5.5 million outstanding and $7.4 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($7.1 million at December 31, 2011), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at December 31, 2011. At December 31, 2011, the Company had $1.3 million outstanding and $5.8 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing—Secured Borrowing and Collateral.

As of December 31, 2011, the weighted-average effective interest rate on all of the Company’s Japanese borrowings, including the private placement bonds described under “Long-Term Debt” below, was 1.92%.

Total short-term debt, net of unamortized debt discount, was as follows:

(In thousands)	December 31, 2011	January 1, 2011
Short-term lines of credit	$6,801	$8,788
Japanese private placement bonds due June 2011, interest at 1.55%	—	3,680
Convertible notes due February 2012, interest at 2.5%	12,356	—
Current portion of long-term debt	25,992	—

Total short-term borrowings	$45,149	$12,468

Long-Term Debt

Secured Credit Facility

In October 2011, the Company entered into a new credit agreement with certain lenders (Credit Agreement). The Credit Agreement and related security agreement provide for a new senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of the Company’s assets. The Credit Agreement replaced the Company’s previously existing domestic revolving line of credit of $3 million. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on the Company’s consolidated leverage ratio, as defined in and calculated pursuant to the Credit Agreement; provided, that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. Principal amortization and interest payments on the term loan are due quarterly. The Company’s ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

Japanese Bonds

In June 2011, the Company retired 300 million yen in private placement bonds that matured on June 30, 2011 and issued 200 million yen ($2.6 million at December 31, 2011) in private placement bonds through a Japanese bank. These new bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheet as of December 31, 2011.

Long-Term Lines of Credit and Loans

As part of the acquisition of High Q, the Company assumed certain loans with Austrian financial institutions, eight of which were outstanding as of December 31, 2011. Three of the loans are promissory notes with remaining principal balances of €0.1 million ($0.1 million) each at December 31, 2011, which bear interest at rates ranging from 2.23% to 3.25% and mature at various dates through December 2020. Principal and interest on such notes are paid monthly. The Company also has five revolving lines of credit with an aggregate outstanding balance of €3.0 million ($3.9 million) as of December 31, 2011. These lines of credit are secured by certain cash deposits, accounts receivable and bank guarantees. These lines of credit do not require principal repayment as long as certain conditions are met. Interest accrues on these lines of credit at a rate of 2.90% and is payable bi-monthly. Amounts outstanding under all of these loans with Austrian financial institutions are included in long-term debt in the accompanying balance sheet as of December 31, 2011.

As part of the acquisition of Ophir, the Company assumed certain loans with Israeli and Japanese banks. In Israel, eight loans with an aggregate principal balance of $5.9 million were outstanding as of December 31, 2011. Such loans bear interest at rates ranging from 2.97% to 5.00% and mature at various dates through October 2015. In Japan, seven loans with an aggregate principal balance of $1.3 million were outstanding as of December 31, 2011. Such loans bear interest at rates ranging from 1.25% to 1.45% and mature at various dates through June 2016. In addition, Ophir borrowed an additional $5.0 million during the fourth quarter of 2011. The interest rate on this loan was LIBOR plus 2.35%, and this loan was repaid on January 5, 2012. Ophir’s loans in Japan are generally unsecured, and Ophir’s loans in Israel are generally secured by pledges of and liens on certain of Ophir’s assets.

During December 2011, Ophir retired its publicly traded bonds with a carrying value of approximately $9.1 million for $9.6 million, resulting in a loss of $0.5 million.

Total long-term debt was as follows:

(In thousands)	December 31, 2011	January 1, 2011
Japanese private placement bonds due June 2014, interest at 0.62%	$2,576	$—
Japanese amortizing loans due through June 2016, interest at 1.30%	954	—
Austrian amortizing loans due through December 2020, interest rates from 2.23% to 3.25%	270	—
Austrian lines of credit, no due date, interest at 2.90%	3,888	—
Israeli amortizing loans due through October 2015, interest rates from 2.97% to 5.00%	3,785	—
Israeli loans, due through July 2013, interest rates from 4.50% to 5.00%	70	—
Term loan due October 2016, interest at 3.02%	166,500	—
Convertible notes due February 2012, interest at 2.5%	—	122,042

Total long-term debt	$178,043	$122,042

Maturities of the Company’s debt obligations as of December 31, 2011 were as follows:

(In thousands)
2012	$45,149
2013	33,854
2014	32,265
2015	28,518
2016	83,319
Thereafter	87

$223,192

NOTE 9 NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
(In thousands, except per share data)	December 31, 2011	January 1, 2011	January 2, 2010
Net income (loss) attributable to Newport Corporation	$79,708	$41,113	$(17,406)

Shares:
Weighted average shares outstanding—basic	37,407	36,647	36,175
Dilutive potential common shares, using treasury stock method	1,266	1,079	—

Weighted average shares outstanding—diluted	38,673	37,726	36,175

Net income (loss) per share attributable to Newport Corporation:

Basic	$2.13	$1.12	$(0.48)

Diluted	$2.06	$1.09	$(0.48)

For 2011, 2010 and 2009, 1,098,960, 1,198,164 and 2,432,931 stock options and/or stock appreciation rights with weighted-average exercise prices and/or base values of $15.64, $15.72 and $20.95, respectively, were excluded from the computations of diluted net income (loss) per share, as their inclusion would be antidilutive. In addition, for 2010 and 2009, 372,091 and 1,236,920 restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income (loss) per share, as the performance criteria had not been met. For 2009, an additional 749,524 common stock equivalents have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

For 2011, 2010 and 2009, the Company’s convertible subordinated notes had no impact on diluted net income (loss) per share as the average price of the Company’s common stock during those periods was below $24.05, and the convertible subordinated notes, if converted, would require only cash settlement.

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

Future minimum rental commitments under the terms of these leases at December 31, 2011 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations
Payments Due By Period:
2012	$201	$10,602	$10,803
2013	174	9,479	9,653
2014	173	7,379	7,552
2015	172	5,889	6,061
2016	171	5,159	5,330
Thereafter	238	24,098	24,336

Total minimum payments	1,129	$62,606	$63,735

Less amount representing interest	(192)

Present value of obligation	$937

Subleases

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under non-cancelable subleases were immaterial at December 31, 2011.

Rental expense, net of sublease income, under all leases totaled $9.1 million, $8.0 million and $11.2 million for 2011, 2010 and 2009, respectively.

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

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at December 31, 2011 and January 1, 2011. In connection with the acquisition, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for certain costs of remediation that are incurred and third party claims that are made prior to July 16, 2014 relating to this site. The Company is unaware of any significant future expenses associated with this site for which the Company will be liable.

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

NOTE 11 INCOME TAXES

United States and foreign income (loss) before income taxes were as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
United States	$43,091	$38,363	$(15,103)
Foreign	7,417	5,878	(4,270)

	$50,508	$44,241	$(19,373)

The income tax provision (benefit) based on income (loss) were as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Federal	$(3,252)	$565	$(538)
State	1,204	687	158
Foreign	2,523	1,340	(1,180)

	475	2,592	(1,560)
Deferred:
Federal	(23,425)	440	431
State	(6,760)	(218)	(14)
Foreign	556	314	(824)

	(29,629)	536	(407)

	$(29,154)	$3,128	$(1,967)

The income tax provision (benefit) that was based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Income tax (benefit) provision at statutory rate	$17,678	$15,484	$(6,781)
Increase (decrease) in taxes resulting from:
Impairment or reduction of goodwill	1	213	—
Non-deductible expenses	1,700	188	204
State tax, net of federal benefit	1,043	1,549	(284)
Dividend from foreign subsidiary	—	2,962	—
Foreign rate variance	(1,683)	1,328	1,084
Income tax credits	(1,590)	(880)	(509)
Valuation allowance	(41,715)	(19,566)	1,068
Tax contingency	(1,808)	691	2,152
Other, including deferred tax adjustment, net	(2,780)	1,159	1,099

	$(29,154)	$3,128	$(1,967)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

(In thousands)	December 31, 2011	January 1, 2011
Deferred tax assets:
Net operating loss carryforwards	$6,202	$8,258
Accruals and reserves not currently deductible	22,882	24,045
Tax credit carryforwards	10,715	17,790
Other basis differences	7,688	5,591

Total gross deferred tax assets	47,487	55,684
Valuation allowance	(3,043)	(42,355)

	44,444	13,329

Deferred tax liabilities:
Intangible assets	28,428	6,784
Property and equipment	5,198	3,812
Convertible debt	1	1,735
Other basis differences	613	44

Total deferred tax liabilities	34,240	12,375

Net deferred tax assets	$10,204	$954

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxable income in carryback years, the scheduled reversal of deferred tax liabilities (exclusive of deferred tax liabilities related to indefinite lived intangibles), tax planning strategies and projected future taxable income in making this assessment.

The Company had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets. In the fourth quarter of 2009, after evaluating all positive and negative evidence, it was determined that it was more likely than not that the Company would realize the net deferred tax assets applicable to the Company’s German entity. Therefore, the Company recorded a release of the valuation allowance associated with this entity of $2.5 million. During 2010, the Company released a total of $16.9 million of valuation allowance related to the realization of domestic deferred tax assets as a result of the income generated in 2010. The Company also recorded a reduction to foreign deferred tax assets and a corresponding reduction to the valuation allowance of $1.3 million related to deferred tax assets that were lost due to reorganizations, sales, and liquidations of certain foreign entities. During the fourth quarter of 2011, the Company achieved a cumulative three-year income position in the United States. Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that the net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets. Accordingly, the Company recorded a reduction in the valuation allowance of $41.7 million.

As of December 31, 2011, the Company could not determine that it is more likely than not that deferred tax assets related to domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized. Therefore, the Company has maintained a valuation allowance of $3.0 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

At December 31, 2011, the Company had gross federal, state, and foreign net operating loss carryforwards totaling approximately $35.3 million, $46.2 million, and $17.5 million, respectively. Of the $35.3 million and $46.2 million federal and state net operating loss, respectively, $19.1 million relates to tax deductions associated with certain stock compensation, the tax benefit of which will be credited to additional paid in capital when recognized. Federal net operating loss carryforwards begin to expire in 2023 and state net operating loss carryforwards begin to expire in 2017. The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely.

At December 31, 2011, the Company had federal and state income tax credit carryforwards of $21.8 million and $11.2 million, respectively. If not previously utilized, the federal carryforwards will begin to expire in 2012. The state carryforwards do not expire.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $17.7 million and $22.8 million at December 31, 2011 and January 1, 2011, respectively. These undistributed earnings are considered to be indefinitely reinvested. Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

As of January 1, 2011, the Company had $10.0 million of gross unrecognized tax benefits and a total of $9.1 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Interest and penalties related to unrecognized tax benefits were $0.8 million as of January 1, 2011.

As of December 31, 2011, the Company had $17.7 million of gross unrecognized tax benefits and a total of $14.5 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Interest and penalties related to unrecognized tax benefits were not significant as of December 31, 2011. The Company does not anticipate that the balance of unrecognized tax benefits will change significantly over the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Unrecognized tax benefits at beginning of year	$9,953	$9,500	$8,608
Gross increases for tax positions of prior years	8,325	—	2,385
Gross decreases for tax positions of prior years		—	(691)
Gross increases for tax positions of current year	1,437	638	815
Current year acquisitions	903	—	—
Settlements	(2,370)	(26)	(907)
Lapse of statute of limitations	(513)	(159)	(710)

Unrecognized tax benefits at end of year	$17,735	$9,953	$9,500

The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2008 through current periods
California	2007 through current periods
France	2010 through current periods
Germany	2010 through current periods
Japan	2005 through current periods

However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2002 tax year.

NOTE 12 STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions. No purchases were made under this program during 2011, 2010 or 2009. As of December 31, 2011, a total of approximately 3.9 million shares remained available for repurchase under the program. However, the terms of the senior secured credit facility obtained by the Company in October 2011, as described in Note 8, restrict the Company’s ability to purchase additional shares under this program during the term of such facility.

In 2011 and 2010, the Company cancelled 210,838 and 116,144 shares of common stock underlying restricted stock units, respectively, in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans. The value of these shares totaled $3.4 million and $1.3 million, respectively, at the time they were cancelled.

NOTE 13 FAIR VALUE MEASUREMENTS

ASC 820-10 requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 31, 2011.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$55,701	$55,701	$—	$—
Restricted Cash	12,367	12,367	—	—
Marketable securities:
Equity securities	542	542	—	—
Certificates of deposit	4,245	—	4,245	—

	4,787	542	4,245	—
Derivatives:
Assets:
Option contracts	117	—	117	—
Liabilities:
Forward contracts	388	—	388	—
Option contracts	440	—	440	—

	945	—	945	—
Pension assets not owned by plan	6,572	—	6,572	—

	$80,372	$68,610	$11,762	$—

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of January 1, 2011.

	$000,,000000	$000,,000000	$000,,000000	$000,,000000
(In thousands)		Fair Value Measurements at Reporting Date Using
Description	January 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash:
Cash	$46,242	$46,242	$—	$—
Money market funds	33,785	33,785	—	—
Short-term investments	10,965	2,204	8,761	—

	90,992	82,231	8,761	—
Marketable securities:
U.S. government and agency	23,181	—	23,181	—
Corporate debt securities	78,286	48,893	29,393	—
Equity securities	548	548	—	—
Certificates of deposit	7,177	—	7,177	—

	109,192	49,441	59,751	—
Pension assets not owned by plan	6,628	—	6,628	—

	$206,812	$131,672	$75,140	$—

The Company’s other financial instruments include short-term borrowings and long-term debt. The fair value of these financial instruments was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The estimated fair values of these financial instruments were as follows:

	December 31, 2011		January 1, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings	$45,149	$44,063	$12,468	$12,468
Long-term debt	$178,043	$166,600	$122,042	$123,251

NOTE 14 EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors certain 401(k) defined contribution plans. Generally, all U.S. employees are eligible to participate in and contribute to these plans. The Company makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation. Expense recognized for the plans totaled $4.9 million, $4.3 million and $4.1 million for 2011, 2010 and 2009, respectively.

Defined Benefit Pension Plans

The Company has defined benefit pension plans covering substantially all full-time employees in France, Germany, Israel and Japan. In addition, the Company has certain pension liabilities relating to former employees of the Company in the United Kingdom. The French and German plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs was based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions were based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

December 31, 2011, January 1, 2011 and January 2, 2010 serve as the measurement dates for the respective amounts shown below. Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	December 31, 2011	January 1, 2011	January 2, 2010
Service cost	$1,178	$592	$672
Interest cost on projected benefit obligation	832	704	705
Expected return on plan assets	(299)	(165)	(158)
Curtailment loss	—	735	—
Amortization of net (gain) loss	239	107	(29)

	$1,950	$1,973	$1,190

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

The changes in projected benefit obligation and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans were as follows:

(In thousands)	December 31, 2011	January 1, 2011
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$20,328	$16,899
Liabilities assumed through acquisition	11,639	—
Service cost	1,178	592
Interest cost	832	704
Contributions by plan participants	—	5
Actuarial loss	466	2,637
Benefits paid	(961)	(610)
Curtailment loss	—	77
Currency translation adjustments	(170)	24

Projected benefit obligation, end of year	33,312	20,328

Change in plan assets:
Fair value of plan assets, beginning of year	7,221	4,835
Assets acquired through acquisition	2,574	—
Company contributions	502	2,180
Contributions by plan participants	70	5
Gain on plan assets	149	152
Benefits paid	(682)	(172)
Currency translation adjustments	186	221

Fair value of plan assets, end of year	10,020	7,221

Funded status	$(23,292)	$(13,107)

Amounts recognized in the balance sheet:
Pension assets	$1,420	$476
Current portion of pension liabilities	(268)	(304)
Accrued pension liabilities	(24,444)	(13,279)
Accumulated other comprehensive loss	(1,005)	(1,556)

Net amount recognized	$(24,297)	$(14,663)

At December 31, 2011, and January 1, 2011, the United Kingdom plan was overfunded and had assets of $3.9 million and $4.3 million, respectively and a projected benefit obligation of $2.5 million and $3.8 million, respectively. The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $9.5 million and projected benefit obligations of $10.8 million being reported on a gross basis as of December 31, 2011. Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis. The Israeli assets are not included in pension assets in the table above, as they are not included in the calculation of the net underfunded pension liability. Such assets are included in investments and other assets in the accompanying consolidated balance sheets. All other plans were underfunded and had combined assets of $6.1 million and $2.9 million at December 31, 2011 and January 1, 2011, respectively, and combined projected benefit obligations of $20.0 million and $16.5 million at December 31, 2011 and January 1, 2011, respectively.

At December 31, 2011, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $33.3 million, $29.8 million and $10.0 million, respectively. At January 1, 2011, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $20.3 million, $16.0 million and $7.2 million, respectively.

At December 31, 2011, the estimated benefit payments for the next 10 years were as follows:

(In thousands)	Estimated Benefit Payments
2012	$1,276
2013	875
2014	932
2015	1,127
2016	2,149
Thereafter	24,875

$31,234

The Company expects to contribute $1.8 million to the plans during 2012.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
Discount rate	2.44%	4.10%	4.30%
Rate of increase in salary levels	2.25%	3.15%	2.80%
Expected long-term rate of return on assets	1.59%	1.86%	2.50%

The weighted-average rates used to determine projected benefit obligations at the respective periods were as follows:

	December 31, 2011	January 1, 2011
Discount rate	2.29%	3.03%
Rate of increase in salary levels	2.38%	2.34%
Expected long-term rate of return on assets	1.59%	1.86%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	December 31, 2011		January 1, 2011
	Amount	Percentage	Amount	Percentage
Cash	$2,888	29%	$3,293	45%
Bonds	1,294	13	984	14
Insurance contracts	5,838	58	2,944	41

	$10,020	100%	$7,221	100%

In general, the Company’s asset management objectives included maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements. In Japan, assets are primarily invested in pooled funds of insurance companies. The expected long-term rate of return on these assets is 1.5%, which is based on the general yield environment for high quality instruments in Japan. The United Kingdom pension plan invests in a combination of high yield cash accounts and bond funds. The bond funds are split between a fixed interest fund and an index linked fund, which are subject to interest rate risk. The allocation mix is designed to minimize risk while providing liquidity and earning a reasonable rate of return. The expected long-term rate of return on these assets is 4.3%, which is based on Government gilt yields and bank base rates. In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is 2.5% to 3.0%, which is based on the expected return on the underlying assets. The Company’s Israeli plans are accounted for using the shut-down method of accounting. As a result, plan assets are reported separate from the net underfunded pension liability and were not included in the Company’s plan assets shown above. The Israeli assets are invested in a variety of assets, a large portion of which are bonds, and the investment return is based on the performance of the underlying assets. There are two pension plans in Germany, in which the related assets are not part of the plan, as discussed below. The Company does not invest in derivative instruments, although the pooled funds it owns may use such instruments in a risk management capacity.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The fair value of bond funds is based on quoted prices provided by the fund issuer and the fair value of insurance contracts is based on quoted prices provided by the insurance provider. Since the bond funds and insurance contracts are not actively traded but are valued using observable inputs, they fall within Level 2 of the fair value hierarchy.

Other Pension-Related Assets

As of December 31, 2011 and January 1, 2011, the Company had assets with an aggregate market value of $6.6 million, which it has set aside in connection with its German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.0%, depending on the contract. Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits. Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

NOTE 15 BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures and markets its products within three distinct business segments, its PPT Division, its Lasers Division and its Ophir Division.

The PPT Division’s products and systems are sold to end users in a wide range of markets, including the microelectronics, scientific research, aerospace and defense/security, life and health sciences and industrial markets. In addition, the division sells subsystems to third parties that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications. The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optical components, optical hardware, and opto-mechanical subassemblies. The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of solar panels and communications and electronic devices, including microwave, optical, radio frequency and multi-chip modules.

The Lasers Division offers a broad array of laser technology products and services to OEM and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial markets. The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers and gas lasers.

The Ophir Division offers a wide range of products to OEM and end-user customers across a wide range of applications and markets, including scientific research, aerospace and defense/security, life and health sciences and industrial markets. The division’s primary product offerings consist of precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement equipment.

The Company measured operating income (loss) reported for each business segment, which included only the costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses (including expenses related to the amortization of acquired intangible assets), other charges and gains, interest and other expense, net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 were as follows:

(In thousands)	PPT	Lasers	Ophir
	Division	Division	Division	Total
Year ended December 31, 2011
Sales to external customers	$325,972	$191,528	$27,554	$545,054
Depreciation and amortization	$6,035	$3,632	$1,574	$11,241
Segment income	$74,936	$19,150	$1,510	$95,596
Segment assets	$210,776	$131,799	$304,564	$647,139
Expenditures for long-lived assets	$6,109	$2,423	$991	$9,523

Year ended January 1, 2011
Sales to external customers	$297,666	$182,121	$—	$479,787
Depreciation and amortization	$7,039	$3,583	$—	$10,622
Loss on disposal assets and related costs	$542	$—	$—	$542
Segment income	$62,759	$14,275	$—	$77,034
Segment assets	$237,231	$80,433	$—	$317,664
Expenditures for long-lived assets	$4,815	$854	$—	$5,669

Year ended January 2, 2010
Sales to external customers	$219,645	$147,344	$—	$366,989
Depreciation and amortization	$7,341	$4,422	$—	$11,763
Impairment charges	$360	$—	$—	$360
Loss on disposal of diode laser assets and related costs	$—	$4,355	$—	$4,355
Segment income (loss)	$30,245	$(5,567)	$—	$24,678
Segment assets	$212,551	$102,065	$—	$314,616
Expenditures for long-lived assets	$3,317	$6,605	$—	$9,922

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

The following reconciles segment income to consolidated income (loss) before income taxes:

	0,00000	0,00000	0,00000
	Year Ended
(In thousands)	December 31,	January 1,	January 2,
	2011	2011	2010
Segment income	$95,596	$77,034	$24,678
Unallocated operating expenses	(41,773)	(24,312)	(35,916)
Foreign currency translation gain from sale of subsidiary	7,198	—	—
Recovery of note receivable and other amounts related to previously discontinued operations, net	619	—	101
Gain (loss) on extinguishment of debt	(582)	—	328
Interest and other expense, net	(10,550)	(8,481)	(8,564)

Consolidated income (loss) before income taxes	$50,508	$44,241	$(19,373)

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	00,00000	00,00000	00,00000
	As of or for the Year Ended
(In thousands)	December 31,	January 1,	January 2,
	2011	2011	2010
Depreciation and amortization for reportable segments	$11,241	$10,622	$11,763
Depreciation and amortization for assets held at corporate	12,758	8,046	8,169

Total depreciation and amortization	$23,999	$18,668	$19,932

Assets of reportable segments	$647,139	$317,664	$314,616
Assets held at corporate, primarily cash and cash equivalents, restricted cash and marketable securities	116,930	238,726	178,791

Total assets	$764,069	$556,390	$493,407

Expenditures for long-lived assets for reportable segments	$9,523	$5,669	$9,922
Expenditures for assets held at corporate	4,091	1,745	1,211

Total expenditures for long-lived assets	$13,614	$7,414	$11,133

Selected financial information for the Company’s operations by geographic area was as follows:

	As of or for the Year Ended
(In thousands)	December 31,	January 1,	January 2,
	2011	2011	2010
Geographic area net sales:
United States	$240,736	$233,479	$169,947
Europe	134,537	102,369	97,886
Pacific Rim	133,702	123,364	79,770
Other	36,079	20,575	19,386

	$545,054	$479,787	$366,989

Geographic area long-lived assets:
Israel	$42,042	$—
United States	36,082	34,939
Europe	8,201	7,565
Other	3,548	3,656

	$89,873	$46,160

NOTE 16 SUBSEQUENT EVENT

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) for an initial purchase price of $9.3 million in cash, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification obligations of the purchase price recipients. The purchase price is subject to subsequent adjustment based on a calculation of ILX’s net assets at closing. This acquisition expands the Company’s optical power meter and fiber optic source product offerings, and adds laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio.

NOTE 17 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2011:
Net sales	$128,411	$130,132	$125,598	$160,913
Gross profit	$57,876	$59,672	$55,783	$66,398
Net income attibutable to Newport Corporation	$20,759	$13,922	$10,502	$34,525
Basic income per share attibutable to Newport Corporation (1)	$0.56	$0.37	$0.28	$0.92
Diluted income per share attibutable to Newport Corporation (1)	$0.53	$0.36	$0.27	$0.90

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 1, 2011:
Net sales	$107,150	$114,600	$125,187	$132,850
Gross profit	$43,038	$49,693	$53,735	$58,830
Net income	$5,054	$8,279	$12,604	$15,176
Basic income per share (1)	$0.14	$0.23	$0.34	$0.41
Diluted income per share (1)	$0.14	$0.22	$0.34	$0.40

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,587	$358	$—	$(957)	$544	$2,532
Reserve for inventory obsolescence	$28,895	$3,953	$—	$(5,742)	$(1,619)	$25,487
Year Ended January 1, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,111	$787	$—	$(1,339)	$28	$2,587
Reserve for inventory obsolescence	$29,655	$5,792	$—	$(5,850)	$(702)	$28,895
Year Ended January 2, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,642	$1,346	$—	$(54)	$177	$3,111
Reserve for inventory obsolescence	$26,685	$10,298	$—	$(8,034)	$706	$29,655

(1)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with ASC 830, Foreign Currency Matters and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

2.2	Agreement and Plan of Merger, dated as of July 7, 2011, by and among the Registrant, Helios Merger Sub Ltd. and Ophir Optronics Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Third Amendment to Lease dated December 15, 2010, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2011).

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

Exhibit Number	Description of Exhibit

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.9*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*	Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.16*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.17*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.18*	Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

Exhibit Number	Description of Exhibit

10.19*	Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.20*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.22*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.23*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.24*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.26	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.27	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.28	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

10.29	Credit Agreement, dated as of October 4, 2011, among the Registrant, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and General Electric Capital Corporation, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

Exhibit Number	Description of Exhibit

10.30	Security and Pledge Agreement, dated as of October 4, 2011, among the Registrant, the guarantors from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.