Form 10-K/A
period 2011-12-31
NEWPORT CORP
filed 2012-03-16
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K/A. Only those portions of the Proxy Statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K/A.

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to the Annual Report on Form 10-K of Newport Corporation (the “Company”) for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on March 15, 2012 (“Original Filing”). This Form 10-K/A is being filed for the purpose of making certain corrections to the Registrant’s consolidated statement of cash flows for the year ended December 31, 2011 and related changes to the narrative discussion under the heading “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as discussed in more detail below.

Specifically, the classification of debt issuance costs of $6.2 million related to the Company’s senior secured credit facility and a commitment fee of $0.5 million related to an interim revolving line of credit has been corrected within the Company’s consolidated statement of cash flows for the year ended December 31, 2011. In the Original Filing, the debt issuance costs related to the credit facility had been included as part of the change in prepaid expenses and other assets within cash flows from operating activities. These costs are now classified in this Form 10-K/A as debt issuance costs under cash flows from financing activities. In the Original Filing, the $0.5 million commitment fee had not been included as an adjustment to reconcile net income to cash provided by operating activities. Such commitment fee has now been classified in this Form 10-K/A as debt issuance costs under cash flows from financing activities and has correspondingly been included as an adjustment to reconcile net income to cash provided by operating activities. These corrections resulted in an increase of $6.7 million in net cash provided by operating activities and a corresponding decrease in net cash provided by financing activities for the year ended December 31, 2011. A paragraph has been added under the heading “Corrections” in Note 1 of the Notes to Consolidated Financial Statements to explain such corrections. In addition, the narrative discussion regarding the Company’s cash flows under the heading “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been amended to reflect such changes.

The XBRL interactive data filed as exhibits to the Original Filing have also been amended to reflect the corrections in the Company’s consolidated statement of cash flows for the year ended December 31, 2011 and the associated change in Note 1 of the Notes to Consolidated Financial Statements and have been re-filed with this Form 10-K/A.

Except as described above, no other substantive changes have been made to the Original Filing. This Form 10-K/A speaks as of the filing date of the Original Filing, and has not been updated to reflect events occurring subsequent to the date of the Original Filing.

i

This Annual Report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K/A except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K/A. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives. Conversely, from time to time, we review our different businesses to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance. See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview) beginning on page 39, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-15, of this Annual Report for additional information.

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

•   High precision three-dimensional non-contact measurements

•   In process inspection and testing in manufacturing processes

•   Dental CAD/CAM scanning for computerized design and manufacturing of crowns, bridges and other dental restorations

Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report beginning on page F-39. A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 47. We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business internationally” on page 20.

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

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report and in our annual reports that have been filed for the prior years presented.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. These statements are based on assumptions that we consider reasonable. When used in this report, the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” and similar expressions or the negative of such expressions are intended to identify these forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I of this Annual Report on Form 10-K/A.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. Our significant accounting policies are discussed in Note 1 (Organization and Summary of Significant Accounting Policies) to the Notes to Consolidated Financial Statements, included in Item 15 (Exhibits, Financial Statement Schedules) of this Annual Report. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension plans, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation expense. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Net cash provided by our operating activities of $75.3 million was attributable primarily to cash provided by our results of operations and a decrease of $7.5 million in accounts and notes receivable due to the timing of receipts and improved collections. Net cash was reduced by a decrease of $10.8 million in accounts payable due to the timing of payments, an increase of $2.8 million in accrued payroll expenses due to higher accrued wages as a result of our recent acquisitions, and a decrease of $2.8 million in accrued expenses due to reduced accrued interest resulting from our lower convertible subordinated notes balance and the timing of payments related to the term loan under our credit facility.

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

Net cash provided by financing activities of $44.9 million was attributable primarily to new borrowings of $212.0 million, primarily from the term loan under our credit facility, and proceeds of $3.5 million from the sale of stock under employee plans, offset in part by the repayment of $160.9 million of outstanding borrowings, primarily related to our convertible subordinated notes, debt issuance costs of $6.7 million, primarily related to our credit facility, and payments of $3.4 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report and are presented beginning on page F-1. The supplementary financial information required by this item is included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report (Evaluation Date) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

Attestation Report

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report for our fiscal year ended December 31, 2011, has issued an attestation report on our internal control over financial reporting. Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

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

All information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 31, 2011 and delivered to stockholders in connection with our 2012 Annual Meeting of Stockholders, which is expected to be held on May 15, 2012, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this Annual Report under the heading “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

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

(a)     The following documents are filed as part of this Annual Report:

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

(3)	Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report:

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

2.2	Agreement and Plan of Merger, dated as of July 7, 2011, by and among the Registrant, Helios Merger Sub Ltd. and Ophir Optronics Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

Exhibit Number	Description of Exhibit

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Third Amendment to Lease dated December 15, 2010, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2011).

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.9*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*	Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

Exhibit Number	Description of Exhibit

10.16*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.17*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.18*	Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.19*	Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.20*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.22*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.23*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.24*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.26	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.27	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

Exhibit Number	Description of Exhibit

10.28	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

10.29	Credit Agreement, dated as of October 4, 2011, among the Registrant, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and General Electric Capital Corporation, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

10.30	Security and Pledge Agreement, dated as of October 4, 2011, among the Registrant, the guarantors from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

21.1(1)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

23.2(2)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney.

31.1(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(2)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(2)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**(2)	XBRL Instance Document.

101.SCH**(2)	XBRL Taxonomy Extension Schema Document.

101.CAL**(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

(1)	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

(2)	Filed with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2012.

NEWPORT CORPORATION

By:	/s/ Robert J. Phillippy
Robert J. Phillippy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President, Chief Executive Officer and Director	March 16, 2012
Robert J. Phillippy	(Principal Executive Officer)

/s/ Charles F. Cargile	Senior Vice President and Chief Financial Officer	March 16, 2012
Charles F. Cargile	(Principal Financial Officer)

/s/ Mark J. Nelson	Vice President, Corporate Controller and Chief	March 16, 2012
Mark J. Nelson	Accounting Officer (Principal Accounting Officer)

*	Director	March 16, 2012
Christopher Cox

*	Director	March 16, 2012
Robert L. Guyett

*	Director	March 16, 2012
Oleg Khaykin

*	Director	March 16, 2012
Michael T. O’Neill

*	Director	March 16, 2012
C. Kumar N. Patel

*	Director	March 16, 2012
Kenneth F. Potashner

* Peter J. Simone	Director	March 16, 2012

*By:	/s/ Charles F. Cargile
Charles F. Cargile Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of independent registered public accounting firms	F-2

Consolidated statements of operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-4

Consolidated balance sheets as of December 31, 2011 and January 1, 2011	F-5

Consolidated statements of cash flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-6

Consolidated statements of comprehensive income (loss) and stockholders’ equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	F-7

Notes to consolidated financial statements	F-8

Financial Statement Schedule – Schedule II – Valuation and qualifying accounts	F-44

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

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	$000,00000	$000,00000	$000,00000
	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,662	$41,113	$(17,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,999	18,668	19,932
Amortization of discount on convertible subordinated notes	3,891	4,058	4,575
Commitment fee on bridge loan	500	—	—
Recovery of amounts related to previously discontinued operations	(619)	—	—
Foreign currency translation gain	(7,198)	—	—
Impairment of intangible assets	—	—	360
Deferred income taxes, net	(29,895)	(131)	210
Provision for losses on inventories	3,953	5,792	10,298
Stock-based compensation expense	6,201	4,848	2,332
Provision for doubtful accounts, net	358	787	1,346
Loss on sale of assets	—	872	3,765
Loss on disposal of property and equipment	1,011	100	860
Loss (gain) on extinguishment of debt	582	—	(328)
Increase (decrease) in cash due to change, net of acquisitions and divestitures:
Accounts and notes receivable	7,528	(13,937)	7,021
Inventories	635	(11,365)	(6,179)
Prepaid expenses and other assets	1,033	871	(1,419)
Accounts payable	(10,805)	9,549	(2,083)
Accrued payroll and related expenses	(2,755)	8,844	293
Accrued expenses and other liabilities	(2,790)	488	1,088

Net cash provided by operating activities	75,291	70,557	24,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,513)	(8,868)	(9,668)
Restricted cash	(12,367)	—	—
Proceeds from sale of business	—	4,003	—
Recovery of amounts related to previously discontinued operations	619	—	—
Purchase of marketable securities	(102,125)	(141,307)	(36,701)
Proceeds from the sale and maturity of marketable securities	206,802	83,684	57,485
Acquisition of businesses, net of cash acquired	(233,696)	—	(3,000)

Net cash provided by (used in) investing activities	(154,280)	(62,488)	8,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	187,934	—	—
Debt issuance costs	(6,658)	—	—
Repayment of long-term debt	(5,409)	(159)	(18,644)
Proceeds from short term borrowings	24,078	12,336	23,867
Repayment of short term borrowings	(155,459)	(15,819)	(26,609)
Proceeds from the issuance of common stock under employee plans	3,488	2,548	765
Tax withholding payment related to net share settlement of equity awards	(3,448)	(1,343)	—
Excess tax benefits from stock-based compensation	364	—	—

Net cash provided by (used in) financing activities	44,890	(2,437)	(20,621)
Impact of foreign exchange rate changes on cash balances	(1,192)	(2,367)	693

Net increase (decrease) in cash and cash equivalents	(35,291)	3,265	12,853
Cash and cash equivalents at beginning of year	90,992	87,727	74,874

Cash and cash equivalents at end of year	$55,701	$90,992	$87,727

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$6,687	$3,520	$4,185
Income taxes, net	$2,150	$(361)	$(53)
Property and equipment accrued in accounts payable at year end	$525	$7	$1,460

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

Corrections

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

Subsequent to the issuance of the Company’s December 31, 2011 consolidated financial statements, management determined that $6.7 million in payments related to debt issuance costs that were previously presented as cash outflows from operating activities ($0.5 million of debt issuance costs related to an interim revolving line of credit was included in the determination of net income and $6.2 million related to the Company’s senior secured credit facility was included as part of the change in prepaid expenses and other assets) should have been presented as cash outflows from financing activities in its consolidated statement of cash flows for the year ended December 31, 2011. The Company corrected its accompanying 2011 consolidated statement of cash flows to properly reflect these payments as cash outflows from financing activities. As a result, net cash provided by operating activities increased from $68.6 million, as previously reported, to $75.3 million and net cash provided by (used in) financing activities decreased from $51.6 million, as previously reported, to $44.9 million.

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

NOTE 17 SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2011:
Net sales	$128,411	$130,132	$125,598	$160,913
Gross profit	$57,876	$59,672	$55,783	$66,398
Net income attibutable to Newport Corporation	$20,759	$13,922	$10,502	$34,525
Basic income per share attibutable to Newport Corporation (1)	$0.56	$0.37	$0.28	$0.92
Diluted income per share attibutable to Newport Corporation (1)	$0.53	$0.36	$0.27	$0.90

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 1, 2011:
Net sales	$107,150	$114,600	$125,187	$132,850
Gross profit	$43,038	$49,693	$53,735	$58,830
Net income	$5,054	$8,279	$12,604	$15,176
Basic income per share (1)	$0.14	$0.23	$0.34	$0.41
Diluted income per share (1)	$0.14	$0.22	$0.34	$0.40

(1)	Per share data was computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,587	$358	$—	$(957)	$544	$2,532
Reserve for inventory obsolescence	$28,895	$3,953	$—	$(5,742)	$(1,619)	$25,487
Year Ended January 1, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,111	$787	$—	$(1,339)	$28	$2,587
Reserve for inventory obsolescence	$29,655	$5,792	$—	$(5,850)	$(702)	$28,895
Year Ended January 2, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,642	$1,346	$—	$(54)	$177	$3,111
Reserve for inventory obsolescence	$26,685	$10,298	$—	$(8,034)	$706	$29,655

(1)	Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with ASC 830, Foreign Currency Matters and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2004).

2.2	Agreement and Plan of Merger, dated as of July 7, 2011, by and among the Registrant, Helios Merger Sub Ltd. and Ophir Optronics Ltd. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2011).

3.1	Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Registrant effective as of August 16, 2010 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010).

4.1	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.2	Registration Rights Agreement, dated February 7, 2007, between the Registrant and Merrill, Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

4.3	Form of 2.50% Convertible Subordinated Note due 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007).

10.1	Lease Agreement dated March 27, 1991, as amended, pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended July 31, 1992).

10.2	First Amendment to Lease dated January 31, 2002, between the Registrant and IRP Muller Associates, LLC pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.3	Second Amendment to Lease dated September 28, 2004, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.4	Third Amendment to Lease dated December 15, 2010, between the Registrant and BCSD Properties, L.P. pertaining to premises located in Irvine, California (incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2011).

10.5*	1992 Stock Incentive Plan (incorporated by reference to exhibit in the Registrant’s 1992 Proxy Statement).

Exhibit Number	Description of Exhibit

10.6*	1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7*	Amendment to 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-3, No. 333-40878, filed with the Securities and Exchange Commission on July 6, 2000).

10.8*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.9*	Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10*	Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11*	Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.12*	2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.14*	Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.15*	Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.16*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.17*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.18*	Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

Exhibit Number	Description of Exhibit

10.19*	Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.20*	Amended and Restated Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.21*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.22*	Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.23*	Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10.24*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.25	Loan Agreement between the Registrant and Bank of America, N.A. dated January 2, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

10.26	Amendment No. 1 to Loan Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.27	Security Agreement between the Registrant and Bank of America, N.A. dated December 1, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2008).

10.28	Amendment No. 2 to Loan Agreement between the Registrant and Bank of America, N.A. dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2009).

10.29	Credit Agreement, dated as of October 4, 2011, among the Registrant, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and General Electric Capital Corporation, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

Exhibit Number	Description of Exhibit

10.30	Security and Pledge Agreement, dated as of October 4, 2011, among the Registrant, the guarantors from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

21.1(1)	Subsidiaries of the Registrant.

23.1(2)	Consent of Independent Registered Public Accounting Firm.

23.2(2)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney.

31.1(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(2)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(2)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**(2)	XBRL Instance Document.

101.SCH**(2)	XBRL Taxonomy Extension Schema Document.

101.CAL**(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.
(1)	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.
(2)	Filed with this Form 10-K/A.