Form 10-Q
period 2012-03-31
NEWPORT CORP
filed 2012-05-10
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(949) 863-3144

(Registrant‘s telephone number, including area code)

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer“, “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 27, 2012, 38,210,066 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	$157,167	$128,411
Cost of sales	89,098	70,535

Gross profit	68,069	57,876
Selling, general and administrative expenses	44,060	30,473
Research and development expense	13,799	10,437

Operating income	10,210	16,966
Foreign currency translation gain from dissolution of subsidiary	—	7,198
Interest and other expense, net	(2,187)	(2,405)

Income before income taxes	8,023	21,759
Income tax provision	1,435	1,000

Net income	6,588	20,759
Net loss attributable to non-controlling interests	(4)	—

Net income attributable to Newport Corporation	$6,592	$20,759

Net income	$6,588	$20,759
Other comprehensive income:
Foreign currency translation gains (losses)	1,629	(4,037)
Unrecognized net pension losses	(16)	(134)
Unrealized gains on marketable securities	33	138

Comprehensive income	$8,234	$16,726

Comprehensive loss attributable to non-controlling interests	$(42)	$—
Comprehensive income attributable to Newport Corporation	8,276	16,726

Comprehensive income	$8,234	$16,726

Net income per share attributable to Newport Corporation:
Basic	$0.17	$0.56
Diluted	$0.17	$0.53
Shares used in per share calculations:
Basic	37,731	37,005
Diluted	38,931	38,837

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$45,270	$55,701
Restricted cash	925	12,367
Marketable securities	5,180	4,787
Accounts receivable, net of allowance for doubtful accounts of $1,707 and $2,532 as of March 31, 2012 and December 31, 2011, respectively	100,093	97,690
Notes receivable	2,175	2,091
Inventories	113,035	112,968
Deferred income taxes	31,960	30,339
Prepaid expenses and other current assets	16,826	15,374

Total current assets	315,464	331,317
Property and equipment, net	88,708	89,873
Goodwill	147,198	143,259
Deferred income taxes	9,302	9,289
Intangible assets, net	150,647	150,572
Other assets	39,545	39,759

	$750,864	$764,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$35,402	$45,149
Accounts payable	31,721	30,856
Accrued payroll and related expenses	31,391	36,914
Accrued expenses and other current liabilities	41,155	39,800

Total current liabilities	139,669	152,719
Long-term debt, net	166,229	178,043
Accrued pension liabilities	24,731	24,444
Deferred income taxes and other liabilities	38,643	36,586
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,196,259 and 37,634,403 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	4,457	4,392
Capital in excess of par value	432,704	431,606
Accumulated other comprehensive loss	(4,343)	(5,989)
Accumulated deficit	(53,159)	(59,751)

Total stockholders’ equity of Newport Corporation	379,659	370,258
Non-controlling interests	1,933	2,019

Total stockholders’ equity	381,592	372,277

	$750,864	$764,069

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,588	$20,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,806	4,374
Amortization of discount on convertible subordinated notes	12	1,036
Foreign currency gain	—	(7,198)
Provision for losses on inventories	2,310	1,222
Stock-based compensation expense	2,214	2,019
Provision for doubtful accounts	35	272
Loss on disposal of property and equipment	58	73
Deferred income taxes	(1,326)	(55)
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	(1,415)	(839)
Inventories	(1,278)	(9,792)
Prepaid expenses and other assets	(1,270)	(646)
Accounts payable	1,053	(4,670)
Accrued payroll and related expenses	(5,979)	(9,380)
Accrued expenses and other liabilities	1,112	593
Other long-term liabilities	295	(110)

Net cash provided by (used in) operating activities	13,215	(2,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,732)	(2,033)
Restricted cash	11,460	—
Business acquisition, net of cash acquired	(8,939)	—
Refundable amounts related to acquisition of business	(317)	—
Purchase of marketable securities	(1,293)	(35,959)
Proceeds from the sale of marketable securities	878	49,972

Net cash provided by (used in) investing activities	(1,943)	11,980
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(10,408)	(44)
Proceeds from short-term borrowings	4,312	7,055
Repayment of short-term borrowings	(14,853)	(5,697)
Proceeds from the issuance of common stock under employee plans	2,001	1,298
Tax withholding payments related to net share settlement of equity awards	(3,053)	(3,435)

Net cash used in financing activities	(22,001)	(823)
Impact of foreign exchange rate changes on cash balances	298	1,459

Net increase (decrease) in cash and cash equivalents	(10,431)	10,274
Cash and cash equivalents at beginning of period	55,701	90,992

Cash and cash equivalents at end of period	$45,270	$101,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,873	$1,699
Income taxes, net	$1,299	$170
Property and equipment accrued in accounts payable	$20	$338

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

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

The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending December 29, 2012. The December 31, 2011 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

NOTE 2	MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at March 31, 2012 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
Equity securities	$857	$92	$—
Certificates of deposit	4,323	—	—

	$5,180	$92	$—

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

	Aggregate Fair Value	Aggregate Amount of Unrealized
(In thousands)		Gains	Losses
Equity securities	$542	$93	$—
Certificates of deposit	4,245	—	—

	$4,787	$93	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

The contractual maturities of certificates of deposit were as follows:

(In thousands)	March 31, 2012
0 – 1 Year	$4,323
1 – 2 Years	—
2 – 3 Years	—
3 – 5 Years	—
5 – 10 Years	—
More than 10 years	—

$4,323

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Gross realized gains	$—	$27
Gross realized losses	—	—

	$—	$27

NOTE 3	FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets or based on other observable inputs. The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of March 31, 2012.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$925	$925	$—	$—
Marketable securities:
Equity securities	857	857	—	—
Certificates of deposit	4,323	—	4,323	—

	5,180	857	4,323	—
Derivative assets:
Forward contracts	51	—	51	—
Option contracts	183	—	183	—

	234	—	234	—
Pension assets not owned by plan	6,958	—	6,958	—

	$13,297	$1,782	$11,515	$—

Liabilities:
Derivative liabilites:
Forward contracts	$34	$—	$34	$—
Option contracts	182	—	182	—

	$216	$—	$216	$—

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 31, 2011.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$12,367	$12,367	$—	$—
Marketable securities:
Equity securities	542	542	—	—
Certificates of deposit	4,245	—	4,245	—

	4,787	542	4,245	—
Derivative assets:
Option contracts	117	—	117	—
Pension assets not owned by plan	6,572	—	6,572	—

	$23,843	$12,909	$10,934	$—

Liabilities:
Derivative liabilites:
Forward contracts	388	—	388	—
Option contracts	440	—	440	—

	$828	$—	$828	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

The Company’s other financial instruments include short-term borrowings and long-term debt. The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The estimated fair values of these financial instruments were as follows:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings	$35,402	$34,367	$45,149	$44,063
Long-term debt	$166,229	$158,520	$178,043	$166,600

NOTE 4	ACQUISITION

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of a wholly owned subsidiary of the Company with and into ILX. The total purchase price for the acquisition was $9.0 million. An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders. The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing, which amount will be repaid to the Company from the escrow funds in the second quarter of 2012. The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. This acquisition expands the Company’s optical power meter and fiber optic source product offerings, and adds laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio. ILX is now a part of the Company’s Photonics and Precision Technologies (PPT) Division.

The consideration paid by the Company for the acquisition of ILX is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Cash	$44
Other assets	2,672
Goodwill	3,762
Developed technology	2,800
Customer relationships	1,100
Other intangible assets	1,090
Liabilities	(2,485)

$8,983

The $3.8 million in goodwill has been allocated to the Company’s PPT Division and will not be deductible for tax purposes, as this was a merger.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

The actual net sales and net income (loss) of ILX from January 13, 2012, the closing date of the acquisition, that were included in the Company’s consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and April 2, 2011 are set forth in the table below. Also set forth in the table below are the pro forma net sales and net income of the Company during such periods, including the results of ILX as though the acquisition had occurred at the beginning of 2011. This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Actual:
Net sales	$1,785	$—
Net loss attributable to Newport Corporation	$(19)	$—
Supplemental pro forma information:
Net sales	$157,206	$129,945
Net income attributable to Newport Corporation	$6,976	$20,328

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above. The pro forma net income assumes amortization of acquired intangible assets began at the beginning of 2011 rather than on January 13, 2012. The result is a net decrease in amortization expense of $0.2 million for the three months ended March 31, 2012 and an increase in amortization expense of $0.4 million for the three months ended April 2, 2011. In addition, $0.1 million in charges to cost of sales related to inventory that was marked up to fair value for purchase accounting were added back to pro forma net income for the three months ended March 31, 2012 and subtracted from pro forma net income for the three months ended April 2, 2011. Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are also excluded from pro forma net income.

NOTE 5	SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Raw materials and purchased parts	$65,340	$65,054
Work in process	18,194	19,257
Finished goods	29,501	28,657

	$113,035	$112,968

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Products sold by the Company’s Ophir Division generally carry a one-year warranty, except for laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

warranty. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $3.8 million and $4.3 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Balance at beginning of year	$4,466	$4,105
Additions charged to cost of sales	629	956
Additions from acquisitions	21	—
Warranty claims	(1,195)	(1,156)

Balance at end of period	$3,921	$3,905

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Deferred revenue	$12,837	$12,383
Accrued and deferred tax liabilities	7,724	4,379
Deferred lease liability	5,173	5,201
Short-term accrued warranty obligations	3,777	4,342
Other	11,644	13,495

	$41,155	$39,800

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	March 31, 2012	December 31, 2011
Cumulative foreign currency translation losses	$(4,175)	$(5,804)
Unrecognized net pension losses	(1,021)	(1,005)
Unrealized gains on marketable securities	853	820

	$(4,343)	$(5,989)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 6	INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	March 31, 2012	December 31, 2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $7,696 and $6,903 as of March 31, 2012 and December 31, 2011, respectively	$53,059	$51,159
Customer relationships, net of accumulated amortization of $19,281 and $16,500 as of March 31, 2012 and December 31, 2011, respectively	59,964	61,609
In-process research and development, net of accumulated amortization of $0 as of March 31, 2012 and December 31, 2011	10,072	10,057
Other, net of accumulated amortization of $3,377 and $1,996 as of March 31, 2012 and December 31, 2011, respectively	4,712	5,507

	127,807	128,332
Intangible assets not subject to amortization:
Trademarks and trade names	22,840	22,240

Intangible assets, net	$150,647	$150,572

Developed technology is amortized on a straight line basis over 10 to 20 years, depending on the life of the product technology. Intangible assets related to customer relationships are primarily amortized over a period of up to ten years on an accelerated basis. In-process research and development is amortized on a straight line basis over the product’s estimated useful life upon completion of the technology. Other intangible assets include acquired backlog, product trademarks and trade names, non-competition agreements and defensible assets. With the exception of product trademarks and trade names, such assets are amortized on a straight line basis over a period of three months to 10 years, depending on the asset. Trademarks and trade names associated with products are amortized on a straight line basis over the estimated remaining life of the product technology, which ranges from 10 to 20 years. Trademarks and trade names associated with a business have indefinite lives and are not amortized.

Amortization expense related to intangible assets totaled $5.2 million for the three months ended March 31, 2012 and $0.8 million for the three months ended April 2, 2011.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2012 (remaining)	$14,195
2013	15,904
2014	15,552
2015	14,030
2016	11,671
Thereafter	47,125

$118,477

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

The Company has excluded $9.3 million of amortization expense related to certain in-process research and development projects from the table above, as it was uncertain as of March 31, 2012 when the technology will be completed and when the amortization will begin.

NOTE 7	INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Interest expense	$(2,201)	$(2,100)
Interest and dividend income	61	166
Derivative gain (loss)	671	(132)
Bank and portfolio asset management fees	(164)	(233)
Other expense, net	(554)	(106)

	$(2,187)	$(2,405)

NOTE 8	STOCK-BASED COMPENSATION

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Cost of sales	$117	$122
Selling, general and administrative expenses	1,839	1,668
Research and development expense	258	229

	$2,214	$2,019

At March 31, 2012, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $5.4 million (net of estimated forfeitures of $1.3 million). This future compensation expense will be amortized over a weighted-average period of 1.3 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at March 31, 2012 will be adjusted for subsequent forfeitures.

At March 31, 2012, 1.1 million stock options with a weighted-average exercise price of $13.35 per share, intrinsic value of $4.9 million and remaining contractual term of 1.9 years were vested or expected to vest and were exercisable. At March 31, 2012, 1.2 million stock-settled stock appreciation rights with a weighted-average base value of $8.42 per share, intrinsic value of $10.9 million and remaining contractual term of 4.6 years were vested or expected to vest, and 1.0 million stock-settled stock appreciation rights with a weighted-average base value of $6.99 per share, intrinsic value of $10.4 million and remaining contractual term of 4.4 years were exercisable.

NOTE 9	DEBT AND LINES OF CREDIT

Convertible Notes

In February 2007, the Company issued $175 million in convertible subordinated notes. The notes were subordinated to all of the Company’s existing and future senior indebtedness, matured on February 15, 2012 and bore interest at a rate of 2.5% per year, payable in cash semiannually in arrears on February 15 and August 15 of each year.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

At December 31, 2011, the Company had $12.4 million in convertible subordinated notes outstanding with a carrying value of $12.4 million, net of a nominal amount of remaining unamortized debt discount, which was included in short-term borrowings in the accompanying consolidated balance sheets. These notes matured on February 15, 2012 and have been fully repaid.

Lines of Credit and Loans

At March 31, 2012, the Company had three revolving lines of credit with Japanese banks. Additionally, the Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse.

The three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($12.1 million at March 31, 2012) and expire as follows: $7.3 million on November 30, 2012, $3.6 million on July 27, 2012, and $1.2 million on July 31, 2012. The $7.3 million and $1.2 million lines of credit bear interest at the prevailing bank rate at each institution, which was 2.475% and 2.20%, respectively, at March 31, 2012, and the $3.6 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.6 million line of credit. At March 31, 2012, the Company had $6.2 million outstanding and $5.9 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

The Company has agreements with two Japanese banks under which it sells trade notes receivable with recourse. These agreements allow the Company to sell receivables totaling up to 550 million yen ($6.6 million at March 31, 2012), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at March 31, 2012. At March 31, 2012, the Company had $1.1 million outstanding and $5.5 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing - Secured Borrowing and Collateral.

As part of the acquisition of Ophir Optronics Ltd. (Ophir), the Company assumed certain loans with Israeli and Japanese banks. In Israel, there were seven loans with an aggregate principal balance of $10.4 million outstanding as of March 31, 2012. Such loans bear interest at rates ranging from 2.90% to 4.50% and mature at various dates through October 2015. In Japan, there are eight loans with an aggregate principal balance of $1.6 million outstanding as of March 31, 2012. Such loans bear interest at rates ranging from 1.25% to 1.45% and mature at various dates through November 2016. In addition, Ophir’s loans in Japan are generally unsecured, and Ophir’s loans in Israel are generally secured by pledges of and liens on certain of Ophir’s assets.

As part of the acquisition of High Q Laser GmbH, the Company assumed certain loans and lines of credit, which had an aggregate balance of $4.2 million as of December 31, 2011. Such loans were repaid during the first quarter of 2012.

Secured Credit Facility

In October 2011, the Company entered into a credit agreement with certain lenders (Credit Agreement). The Credit Agreement and related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of the Company’s domestic assets as well as a pledge of certain shares of its foreign subsidiaries. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on the Company’s consolidated leverage ratio, as defined in and calculated pursuant to the Credit Agreement; provided, that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. Principal amortization and interest payments on the term loan are due quarterly. At March 31, 2012, the Company had a remaining balance of $180.4 million outstanding on the term loan with an effective interest rate of 2.99%. At March 31, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million. The Company’s ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

Japanese Bonds

In June 2011, the Company issued 200 million yen ($2.4 million at March 31, 2012) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheet as of March 31, 2012.

Total short-term debt was as follows:

(In thousands)	March 31, 2012	December 31, 2011
Short-term lines of credit	$7,241	$6,801
Convertible notes due February 2012, interest at 2.5%	—	12,356
Israeli loan, due through April 2012, interest at 2.90%	5,000	—
Current portion of long-term debt	23,161	25,992

Total short-term borrowings	$35,402	$45,149

Total long-term debt was as follows:

(In thousands)	March 31, 2012	December 31, 2011
Japanese private placement bonds due June 2014, interest at 0.62%	$2,416	$2,576
Japanese amortizing loans due through November 2016, interest rates from 1.25% to 1.45%	984	954
Austrian amortizing loans due through December 2020, interest rates from 2.23% to 3.25%	—	270
Austrian lines of credit, interest at 2.90%	—	3,888
Israeli amortizing loans due through October 2015, interest rates from 2.90% to 4.50%	3,242	3,785
Israeli loans, due through July 2013, interest at 4.00%	24	70
Term loan due October 2016, interest at 2.99%	159,563	166,500

Total long-term debt	$166,229	$178,043

Maturities of the Company’s debt obligations as of March 31, 2012 were as follows:

(In thousands)
2012 (remaining)	$27,954
2013	29,663
2014	32,101
2015	28,545
2016	83,368
Thereafter	—

$201,631

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 10	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share data)	March 31, 2012	April 2, 2011
Net income attributable to Newport Corporation	$6,592	$20,759

Shares:
Weighted average shares outstanding - basic	37,731	37,005
Dilutive potential common shares, using treasury stock method	1,200	1,832

Weighted average shares outstanding - diluted	38,931	38,837

Net income per share attributable to Newport Corporation:
Basic	$0.17	$0.56

Diluted	$0.17	$0.53

For the three months ended April 2, 2011, an aggregate of 0.1 million stock options and stock appreciation rights were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.

NOTE 11	INCOME TAXES

Under ASC 740-270, Income Taxes – Interim Reporting, the Company is required to evaluate and make any necessary adjustments to its effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate its annual effective tax rate. The Company’s assumptions relate to factors such as the projected level and mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which the Company conducts business. In addition, jurisdictions for which the Company has projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. Changes in the assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not. Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. During the first quarter of 2012, the Company released $1.4 million of its valuation allowance related to certain deferred tax assets due to the expected recovery of certain investments and capital loss carryovers. As of March 31, 2012, the Company could not determine that it is more likely than not that deferred tax assets related to domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized. Therefore, the Company has maintained a valuation allowance of $1.6 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be. As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected. As of March 31, 2012, the Company had $17.6 million of gross unrecognized tax benefits and a total of $14.4 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Interest and penalties related to unrecognized tax benefits were not significant as of March 31, 2012.

NOTE 12	STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. No purchases were made under this program during the three months ended March 31, 2012. As of March 31, 2012, 3.9 million shares remained available for purchase under the program. However, the terms of the Company’s senior secured credit facility, as described in Note 9, restrict the Company’s ability to purchase additional shares under this program during the term of such facility.

In March 2012, the Company cancelled 0.2 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans. The value of these restricted stock units totaled $3.1 million at the time they were cancelled.

NOTE 13	DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans covering substantially all full-time employees in France, Germany, Israel and Japan. In addition, the Company has certain pension liabilities relating to former employees of the Company in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Service cost	$589	$168
Interest cost on benefit obligations	185	202
Expected return on plan assets	(57)	(58)
Amortization of net loss	27	9

	$744	$321

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 14	BUSINESS SEGMENT INFORMATION

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

(In thousands)	Photonics and Precision Technologies	Lasers	Ophir	Total
Three months ended March 31, 2012:
Sales to external customers	$79,054	$49,227	$28,886	$157,167
Segment income	$15,995	$6,656	$2,265	$24,916

Three months ended April 2, 2011:
Sales to external customers	$82,164	$46,247	$—	$128,411
Segment income	$19,665	$4,804	$—	$24,469

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Segment income	$24,916	$24,469
Foreign currency translation gain from dissolution of subsidiary	—	7,198
Unallocated operating expenses	(14,706)	(7,503)
Interest and other expense, net	(2,187)	(2,405)

	$8,023	$21,759

NOTE 15	SUBSEQUENT EVENT

The Company has held an investment in the preferred stock of a U.S. corporation, which was accounted for using the cost method. The Company had written down the value of this investment to $0 during 2008 due to the investee’s financial condition at that time. On May 1, 2012, the investee was acquired in a merger transaction, and the Company subsequently received approximately $5.3 million for its shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2011 previously filed with the SEC. This discussion contains descriptions of our expectations regarding future trends affecting our business. Words such as “anticipate,“ “believe,“ “can,“ “continue,“ “could,“ “estimate,“ “expect,“ “intend,“ “may,“ “plan,“ “potential,“ “predict,“ “should,“ “will,“ “would,“ or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K/A for the year ended December 31, 2011. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information. Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, three-dimensional non-contact measurement and advanced automated manufacturing systems. Our products are used worldwide in industries including scientific research, aerospace and defense/security, microelectronics, life and health sciences and industrial markets. We operate within three distinct business segments, our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division. All of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis. We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation. The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K/A.

Acquisition

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of our wholly owned subsidiary with and into ILX. The total purchase price for the acquisition was $9.0 million. An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders. The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing, which amount will be repaid to us from the escrow funds in the second quarter of 2012. We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. This acquisition expands our optical power meter and fiber optic source product offerings, and adds laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio. ILX is now a part of our PPT Division.

The consideration paid for the acquisition of ILX is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill. Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Cash	$44
Other assets	2,672
Goodwill	3,762
Developed technology	2,800
Customer relationships	1,100
Other intangible assets	1,090
Liabilities	(2,485)

$8,983

The $3.8 million in goodwill has been allocated to our PPT Division and will not be deductible for tax purposes, as this was a merger.

Stock-Based Compensation

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011
Cost of sales	$117	$122
Selling, general and administrative expenses	1,839	1,668
Research and development expense	258	229

	$2,214	$2,019

Results of Operations for the Three Months Ended March 31, 2012 and April 2, 2011

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%
Cost of sales	56.7	54.9

Gross profit	43.3	45.1
Selling, general and administrative expenses	28.0	23.8
Research and development expense	8.8	8.1

Operating income	6.5	13.2
Foreign currency translation gain from dissolution of subsidiary	—	5.6
Interest and other expense, net	(1.4)	(1.9)

Income before income taxes	5.1	16.9
Income tax provision	0.9	0.7

Net income	4.2%	16.2%
Net loss attributable to non-controlling interests	(0.0)	—

Net income attributable to Newport Corporation	4.2	13.2

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended March 31, 2012 increased by $28.8 million, or 22.4%, compared with the corresponding period in 2011. For the three months ended March 31, 2012, net sales by our PPT Division decreased $3.1 million, or 3.7%, and net sales by our Lasers Division increased $3.0 million, or 6.4%, compared with the corresponding prior year period. Our Ophir Division, which we established in connection with our acquisition of Ophir Optronics Ltd. (Ophir) in October 2011, contributed net sales of $28.9 million for the three months ended March 31, 2012. Our net sales in the first quarter of 2012 also included $8.7 million of net sales from High Q Laser GmbH (High Q), which we acquired in July 2011 and which is included in our Lasers Division, and $1.8 million of net sales from ILX, which we acquired in January 2012 and which is included in our PPT Division. We had no comparable sales from these acquired companies in the prior year period.

We experienced increases in net sales in the first quarter of 2012 compared with the first quarter of 2011 in all of our end markets, except for the microelectronics market. Sales by Ophir were primarily to customers in our scientific research, aerospace and defense/security end markets and industrial and other end markets, sales by High Q were primarily to customers in our life and health sciences end market, and sales by ILX were primarily to customers in our industrial and other end markets. Sales to customers in our microelectronics market in the first quarter of 2012 were not impacted significantly by any of our acquisitions, and were negatively impacted by lower orders received from customers in the semiconductor equipment industry during the second half of 2011, due to the cyclical downturn in that industry.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended March 31, 2012 increased $12.0 million, or 29.0%, compared with the same period in 2011. This increase was due to the addition of sales from our acquisition of Ophir, which contributed sales of $14.8 million to these markets during the first quarter of 2012, offset in part by lower sales to these markets by our Lasers and PPT Divisions due to macroeconomic conditions in those markets. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended March 31, 2012 decreased $6.0 million, or 14.5%, compared with the same period in 2011. The decrease in sales to this market was due primarily to lower orders received from customers in the semiconductor equipment industry during the second half of 2011 as a result of the cyclical downturn in that industry.

Net sales to the life and health sciences market for the three months ended March 31, 2012 increased $10.5 million, or 40.1%, compared with the same period in 2011. The increase in sales to this market was due to our acquisitions of High Q and Ophir, which contributed total sales of $11.5 million to this market during the first quarter of 2012 offset in part by lower sales to these markets by our Lasers and PPT Divisions due to macroeconomic conditions in those markets.

Net sales to our industrial manufacturing and other end markets for the three months ended March 31, 2012 increased $12.3 million, or 63.9%, compared with the same period in 2011. The increases in sales to these markets were due primarily to our acquisitions of Ophir and ILX, which contributed total sales of $10.8 million to these markets during the first quarter of 2012.

Geographically, net sales were as follows:

	Three Months Ended
(In thousands)	March 31, 2012	April 2, 2011	Increase	Percentage Increase
United States	$61,195	$56,962	$4,233	7.4%
Europe	41,193	31,248	9,945	31.8
Pacific Rim	42,543	33,618	8,925	26.5
Other	12,236	6,583	5,653	85.9

	$157,167	$128,411	$28,756	22.4%

The increase in sales to customers in the United States for the three months ended March 31, 2012 compared with the corresponding period in 2011 was attributable to increased sales to customers in all of our end markets other than microelectronics, due primarily to the addition of sales from Ophir and ILX. The increase in sales to customers in Europe for the three months ended March 31, 2012 compared with the corresponding prior year period was attributable to increases in sales to customers in all of our end markets, particularly in the life and health sciences market due to the addition of sales from High Q. The increase in sales to customers in the Pacific Rim for the three months ended March 31, 2012 compared with the corresponding prior year period was due to increased sales to customers in all of our end markets except the life and health sciences market, which experienced lower sales. The increase in sales to customers in the rest of the world for the three months ended March 31, 2012 compared with the corresponding prior year period was attributable primarily to higher sales to customers in our scientific research, aerospace, defense/security end markets due to the addition of sales from Ophir.

Gross Margin

Gross margin was 43.3% and 45.1% for the three months ended March 31, 2012 and April 2, 2011, respectively. The decrease in gross margin in the 2012 period was due primarily to the lower gross margins of our Ophir Division and a higher proportion of sales of lower margin products in our PPT Division, offset in part by higher gross margin in our Lasers Division.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $44.1 million, or 28.0% of net sales, and $30.5 million, or 23.8% of net sales, for the three months ended March 31, 2012 and April 2, 2011, respectively. The increase in SG&A expenses for the three months ended March 31, 2012 compared with the prior year period was due primarily to increased personnel costs and amortization expenses related to acquired intangible assets as a result of our acquisitions of Ophir, High Q and ILX. SG&A expenses of Ophir, High Q and ILX totaled $11.8 million in the first quarter of 2012, for which there were no corresponding expenses in the prior year period.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $14.0 million, or 8.8% of net sales, and $10.4 million, or 8.1% of net sales, for the three months ended March 31, 2012 and April 2, 2011, respectively. The increase in R&D expense in the current year period compared with the prior year period was due primarily to additional expenses as a result of our acquisitions of Ophir, High Q and ILX.

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

Interest and Other Expense, Net

Interest and other expense, net totaled $2.2 million and $2.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively. The decrease in interest and other expense, net for the three months ended March 31, 2012 compared with the same period in 2011 was due primarily to derivative instrument gains, offset in part by foreign currency transaction losses.

Income Taxes

Our effective tax rate was 17.9% and 4.6% for the three months ended March 31, 2012 and April 2, 2011, respectively. We had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets. During the fourth quarter of 2011, we achieved a cumulative three-year income position in the United States. Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that the net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets, and we therefore released substantially all of the valuation allowance against our U.S. deferred tax assets. During the first quarter of 2012, we released $1.4 million of our valuation allowance related to certain deferred tax assets due to the expected recovery of certain investments and capital loss carryovers. As a result of these events, our effective tax rate for the three months ended March 31, 2012 reflects a return to statutory tax rates in the United States, offset in part by the release of $1.4 million of our valuation allowance during the first quarter of 2012. Our effective tax rate for the three months ended April 2, 2011 was favorably impacted by a greater percentage of our earnings being reported in the U.S., which were offset by a reduction in the valuation allowance maintained against our U.S. deferred tax assets at that time. In addition, in the first quarter of 2011, we recognized as a discrete item a non-taxable currency translation gain of $7.2 million associated with the dissolution of our French financing subsidiary, which was a disregarded entity for U.S. tax purposes.

Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to evaluate and make any necessary adjustments to our effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate our annual effective tax rate. Our assumptions relate to factors such as the projected level and projected mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which we conduct business. In addition, jurisdictions for which we have projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. Changes in our assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.

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

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $51.4 million as of March 31, 2012 from $72.9 million as of December 31, 2011. This decrease was attributable primarily to cash used for net repayments of debt, payment of the purchase price for our acquisition of ILX, annual incentive compensation payouts and the purchases of property and equipment, offset in part by cash provided by operating activities.

Net cash provided by our operating activities of $13.2 million for the three months ended March 31, 2012 was attributable primarily to cash provided by our operations and increases in accrued expenses and other liabilities and accounts payable of $1.1 million and $1.1 million, respectively, due to timing of payments, offset in part by a decrease in accrued payroll and related expenses of $6.0 million due primarily to annual incentive compensation payouts, an increase in accounts receivable of $1.4 million due to the timing of collections, an increase in prepaid expenses and other assets of $1.3 million due primarily to increased prepaid expenses of Ophir and an increase in gross inventory of $1.3 million.

Net cash used in investing activities of $1.9 million for the three months ended March 31, 2012 was attributable to net cash paid for our acquisition of ILX of $9.3 million (including $0.3 million that will be refunded in the second quarter of 2012 related to a net asset adjustment) and purchases of property and equipment of $3.7 million, offset in part by the lapse of restrictions on cash, which had been held, and was subsequently used, for repayment of our convertible subordinated notes.

Net cash used in financing activities of $22.0 million for the three months ended March 31, 2011 was attributable primarily to net repayments of borrowings of $20.9 million (which included the repayment of the remaining $12.4 million of our convertible subordinated notes and the repayment of our loans and lines of credit with Austrian financial institutions totaling $4.2 million) and payments of $3.1 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds of $2.0 million from the sale of stock under employee stock plans.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement). The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of our domestic assets as well as a pledge of certain shares of our foreign subsidiaries. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on our consolidated leverage ratio, as defined in and calculated under the Credit Agreement, provided that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. Principal amortization and interest payments on the term loan are due quarterly. At March 31, 2012, we had a remaining balance of $180.4 million outstanding on the term loan with an effective interest rate of 2.99%. At March 31, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million. Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

During 2011, we issued 200 million yen ($2.4 million at March 31, 2012) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheets as of March 31, 2012.

At March 31, 2012, we had three revolving lines of credit with Japanese banks. In addition, we had two other agreements with Japanese banks under which we sell trade notes receivable with recourse, seven promissory notes with Israeli banks, and eight promissory notes with Japanese banks.

Our three revolving lines of credit with Japanese banks totaled 1.0 billion yen ($12.1 million at March 31, 2012) and expire as follows: $7.3 million on November 30, 2012, $3.6 million on July 27, 2012, and $1.2 million on July 31, 2012. The $7.3 million and $1.2 million lines of credit bear interest at the prevailing bank rate at each institution, which was 2.475% and 2.20%, respectively, at March 31, 2012, and the $3.6 million line of credit bears interest at LIBOR plus 1.75%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize the $3.6 million line of credit. At March 31, 2012, we had $6.2 million outstanding and $5.9 million available for borrowing under these lines of credit. Our two other agreements with Japanese banks, under which we sell trade notes receivable with recourse, totaled 550 million yen ($6.6 million at March 31, 2012), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at March 31, 2012. At March 31, 2012, we had $1.1 million outstanding and $5.5 million available for the sale of notes receivable under these agreements.

As part of the acquisition of Ophir, we assumed certain loans with Israeli and Japanese banks. In Israel, there are seven loans with an aggregate principal balance of $10.4 million outstanding as of March 31, 2012. Such loans bear interest at rates ranging from 2.90% to 4.50% and mature at various dates through October 2015. In Japan, there are eight loans with an aggregate principal balance of $1.6 million outstanding as of March 31, 2012. Such loans bear interest at rates ranging from 1.25% to 1.45% and mature at various dates through November 2016. Ophir’s loans in Japan are generally unsecured, and Ophir’s loans in Israel are generally secured by pledges of and liens on certain of Ophir’s assets.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. No purchases were made under this program during the three months ended March 31, 2012. As of March 31, 2012, 3.9 million shares remained available for purchase under the program. However, the terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to purchase additional shares under this program during the term of such facility.

During the remainder of 2012, we expect to use $16 million to $20 million of cash for capital expenditures.

We believe that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our lines of credit, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months. However, this belief is based upon many assumptions and is subject to numerous risks including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 31, 2012. The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	March 31, 2012
(In thousands)	Notional Amount	Average Strike Price
Foreign currency forward contracts (Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$5,155	3.74

Fair value	$17

Foreign currency options
Israeli Shekel - call options	$11,334	3.84
Israeli Shekel - put options	(11,388)	3.65

	$(54)

Fair value	$—

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $51.4 million at March 31, 2012, are sensitive to changes in the general level of interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $7.0 million at March 31, 2012, are sensitive to interest rates and economic conditions in Europe.

We have a term loan with an outstanding principal balance of $180.4 million and a $65 million revolving line of credit in the United States, as well as various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan. Our term loan and revolving line of credit in the U.S., and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of March 31, 2012:

	Expected Maturity Date
(US$ equivalent in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$13,875	$27,748	$27,748	$27,748	$83,256	$—	$180,375	$171,943
Weighted average interest rate	2.99%	2.99%	2.99%	2.99%	2.99%	0.00%	2.99%
Fixed rate (non-US$)	$1,200	$1,600	$4,016	$600	$—	$—	$7,416	$7,094
Weighted average interest rate	3.16%	3.16%	1.63%	2.97%	0.00%	0.00%	2.32%
Variable rate (non-US$)	$12,879	$315	$337	$197	$112	$—	$13,840	$13,850
Weighted average interest rate	2.42%	2.33%	1.30%	1.30%	1.25%	0.00%	2.37%
Total debt obligations	$27,954	$29,663	$32,101	$28,545	$83,368	$—	$201,631	$192,887
Weighted average interest rate	2.73%	2.99%	2.80%	2.98%	2.99%	0.00%	2.92%

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures“ (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act“)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date“), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer where appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Hudson et al. v. Spectra-Physics, Inc. et al.

On January 21, 2011, two former employees of Spectra-Physics, Linda Pope and Yvette Flores, together with their children, Tia Pope Hudson and Mark Flores, brought suit against Spectra-Physics and the Company in the Superior Court for Santa Clara County, California. In the action, the plaintiffs allege that between 1975 and 1985 they and their unborn children were exposed to toxic chemicals during their work at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the chemicals and failed to implement adequate safeguards to protect them from the chemicals, resulting in injuries to them and their unborn children.

On December 30, 2011, following the Company’s demurrers to plaintiffs’ causes of action for misrepresentation, negligent infliction of emotional distress and intentional infliction of emotional distress, plaintiffs filed a Second Amended Complaint stating causes of action for negligence, strict liability, willful misconduct, premises liability and fraudulent concealment of industrial injury resulting in its aggravation. Plaintiffs have made no specific monetary demand to date, and discovery has only recently commenced. We believe that the plaintiffs’ claims are without merit and intend to vigorously defend our position. Due to the early stage of this action, we are unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K/A for the year ended December 31, 2011 contains a full discussion of the risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K/A.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act“).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2012	NEWPORT CORPORATION

	By:	/s/ CHARLES F. CARGILE
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act“).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.