Form 10-Q
period 2012-06-30
NEWPORT CORP
filed 2012-08-09
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 38,252,472 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$153,655	$130,132	$310,822	$258,543
Cost of sales	86,772	70,460	175,870	140,995

Gross profit	66,883	59,672	134,952	117,548

Selling, general and administrative expenses	41,887	32,739	85,947	63,212
Research and development expense	13,651	10,196	27,450	20,633

Operating income	11,345	16,737	21,555	33,703

Foreign currency translation gain from dissolution of subsidiary	—	—	—	7,198
Gain on sale of investment	5,298	—	5,298	—
Interest and other expense, net	(2,828)	(1,624)	(5,015)	(4,029)

Income before income taxes	13,815	15,113	21,838	36,872

Income tax provision	4,754	1,191	6,189	2,191

Net income	9,061	13,922	15,649	34,681
Net loss attributable to non-controlling interests	(93)	—	(97)	—

Net income attributable to Newport Corporation	$9,154	$13,922	$15,746	$34,681

Net income	$9,061	$13,922	$15,649	$34,681
Other comprehensive income:
Foreign currency translation gains (losses)	(3,485)	902	(1,898)	(3,135)
Unrecognized net pension gains	102	559	86	425
Unrealized losses on marketable securities	(140)	(900)	(107)	(762)

Comprehensive income	$5,538	$14,483	$13,730	$31,209

Comprehensive loss attributable to non-controlling interests	$(69)	$—	$(115)	$—
Comprehensive income attributable to Newport Corporation	5,607	14,483	13,845	31,209

Comprehensive income	$5,538	$14,483	$13,730	$31,209

Net income per share attributable to Newport Corporation:
Basic	$0.24	$0.37	$0.41	$0.93
Diluted	$0.24	$0.36	$0.40	$0.89

Shares used in per share calculations:
Basic	38,220	37,477	37,975	37,241
Diluted	38,898	38,788	38,915	38,812

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$49,718	$55,701
Restricted cash	2,938	12,367
Marketable securities	4,776	4,787
Accounts receivable, net of allowance for doubtful accounts of $1,523 and $2,532 as of June 30, 2012 and December 31, 2011, respectively	100,742	97,690
Notes receivable	3,366	2,091
Inventories	108,718	112,968
Deferred income taxes	29,746	30,339
Prepaid expenses and other current assets	14,623	15,374

Total current assets	314,627	331,317

Property and equipment, net	86,267	89,873
Goodwill	146,793	143,259
Deferred income taxes	8,938	9,289
Intangible assets, net	145,075	150,572
Other assets	40,149	39,759

	$741,849	$764,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$31,625	$45,149
Accounts payable	31,067	30,856
Accrued payroll and related expenses	30,468	36,914
Accrued expenses and other current liabilities	37,627	39,800

Total current liabilities	130,787	152,719

Long-term debt, net	158,943	178,043
Accrued pension liabilities	24,887	24,444
Deferred income taxes and other liabilities	37,823	36,586

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,251,805 and 37,634,403 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4,464	4,392
Capital in excess of par value	434,976	431,606
Accumulated other comprehensive loss	(7,890)	(5,989)
Accumulated deficit	(44,005)	(59,751)

Total stockholders’ equity of Newport Corporation	387,545	370,258
Non-controlling interests	1,864	2,019

Total stockholders’ equity	389,409	372,277

	$741,849	$764,069

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,649	$34,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,365	8,714
Amortization of discount on convertible subordinated notes	12	2,081
Gain on sale of assets	(5,323)	(619)
Foreign currency gain	—	(7,198)
Provision for losses on inventories	3,790	2,177
Stock-based compensation expense	4,092	3,170
Provision for doubtful accounts	191	319
Loss on disposal of property and equipment	130	94
Deferred income taxes	1,361	278
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	(3,915)	(1,185)
Inventories	(1,803)	(12,547)
Prepaid expenses and other assets	448	(217)
Accounts payable	703	(7,049)
Accrued payroll and related expenses	(6,604)	(6,077)
Accrued expenses and other liabilities	(1,963)	2,036
Other long-term liabilities	180	185

Net cash provided by operating activities	28,313	18,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,186)	(5,209)
Restricted cash	9,412	—
Gain on sale of assets	5,323	619
Business acquisition, net of cash acquired	(8,939)	—
Purchase of marketable securities	(1,206)	(74,731)
Proceeds from the sale of marketable securities	1,161	86,330

Net cash provided by (used in) investing activities	(435)	7,009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,440
Repayment of long-term debt and obligations under capital leases	(15,420)	(87)
Proceeds from short-term borrowings	5,207	14,812
Repayment of short-term borrowings	(22,250)	(17,923)
Proceeds from the issuance of common stock under employee plans	2,403	2,426
Tax withholding payments related to net share settlement of equity awards	(3,053)	(3,435)

Net cash used in financing activities	(33,113)	(1,767)
Impact of foreign exchange rate changes on cash balances	(748)	1,574

Net increase (decrease) in cash and cash equivalents	(5,983)	25,659
Cash and cash equivalents at beginning of period	55,701	90,992

Cash and cash equivalents at end of period	$49,718	$116,651

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,501	$1,758
Income taxes, net	$2,837	$1,124
Property and equipment accrued in accounts payable	$138	$122

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

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

The accompanying unaudited consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending December 29, 2012. The December 31, 2011 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

NOTE 2	MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at June 30, 2012 were as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
Equity securities	$532	$88	$—
Certificates of deposit	4,244	—	—

	$4,776	$88	$—

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

(In thousands)	Aggregate Fair Value	Aggregate Amount of Unrealized
		Gains	Losses
Equity securities	$542	$93	$—
Certificates of deposit	4,245	—	—

	$4,787	$93	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

The contractual maturities of certificates of deposit were as follows:

(In thousands)	June 30, 2012
0 – 1 Year	$4,244
1 – 2 Years	—
2 – 3 Years	—
3 – 5 Years	—
5 – 10 Years	—
More than 10 years	—

$4,244

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Gross realized gains	$—	$39	$—	$66
Gross realized losses	—	—	—	—

	$—	$39	$—	$66

NOTE 3	FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets or based on other observable inputs. The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of June 30, 2012.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,938	$2,938	$—	$—

Marketable securities:
Equity securities	532	532	—	—
Certificates of deposit	4,244	—	4,244	—

	4,776	532	4,244	—
Derivative assets:
Forward contracts	6	—	6	—
Option contracts	546	—	546	—

	552	—	552	—
Pension assets not owned by plan	6,523	—	6,523	—

	$14,789	$3,470	$11,319	$—

Liabilities:
Derivative liabilities:
Forward contracts	$170	$—	$170	$—
Option contracts	853	—	853	—

	$1,023	$—	$1,023	$—

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 31, 2011.

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
Derivative liabilities:
Forward contracts	388	—	388	—
Option contracts	440	—	440	—

	$828	$—	$828	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

The Company’s other financial instruments include short-term borrowings and long-term debt. The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities. The estimated fair values of these financial instruments were as follows:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Short-term borrowings	$31,625	$31,239	$45,149	$44,063
Long-term debt	$158,943	$156,560	$178,043	$166,600

NOTE 4	ACQUISITION

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of a wholly owned subsidiary of the Company with and into ILX. The total purchase price for the acquisition was $9.0 million. An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders. The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing. The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. This acquisition expands the Company’s optical power meter and fiber optic source product offerings, and adds laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio. ILX is now a part of the Company’s Photonics and Precision Technologies (PPT) Division.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

The actual net sales and net income of ILX from January 13, 2012, the closing date of the acquisition, that were included in the Company’s consolidated statements of income and comprehensive income for the three and six months ended June 30, 2012 and July 2, 2011 are set forth in the table below. Also set forth in the table below are the pro forma net sales and net income of the Company during such periods, including the results of ILX as though the acquisition had occurred at the beginning of 2011. This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Actual:
Net sales	$1,778	$—	$3,562	$—
Net income attributable to Newport Corporation	$176	$—	$157	$—
Supplemental pro forma information:
Net sales	$153,655	$132,037	$310,862	$261,982
Net income attributable to Newport Corporation	$9,202	$14,031	$16,178	$34,359

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above. The pro forma net income assumes amortization of acquired intangible assets began at the beginning of 2011 rather than on January 13, 2012. The result is a net decrease in amortization expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively, and an increase in amortization expense of $0.2 million and $0.6 million for the three and six months ended July 2, 2011, respectively. In addition, $0.1 million in charges to cost of sales related to inventory that was marked up to fair value for purchase accounting was added back to pro forma net income for the six months ended June 30, 2012 and subtracted from pro forma net income for the six months ended July 2, 2011. Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are also excluded from pro forma net income.

NOTE 5	SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Raw materials and purchased parts	$65,117	$65,054
Work in process	18,619	19,257
Finished goods	24,982	28,657

	$108,718	$112,968

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty. Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months. Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years. In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first. Products sold by the Company’s Ophir Division generally carry a one-year warranty, except for laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

warranty. Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria. The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales. Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets. Short-term warranty obligations were $3.9 million and $4.3 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011
Balance at beginning of year	$4,466	$4,105
Additions charged to cost of sales	1,290	1,862
Additions from acquisitions	21	—
Warranty claims	(1,749)	(1,936)

Balance at end of period	$4,028	$4,031

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Deferred revenue	$11,034	$12,383
Accrued and deferred tax liabilities	6,397	4,379
Deferred lease liability	5,148	5,201
Short-term accrued warranty obligations	3,889	4,342
Other	11,159	13,495

	$37,627	$39,800

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Cumulative foreign currency translation losses	$(7,684)	$(5,804)
Unrecognized net pension losses	(919)	(1,005)
Unrealized gains on marketable securities	713	820

	$(7,890)	$(5,989)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

NOTE 6	INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	June 30, 2012	December 31, 2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $9,010 and $6,903 as of June 30, 2012 and December 31, 2011, respectively	$51,672	$51,159
Customer relationships, net of accumulated amortization of $22,053 and $16,500 as of June 30, 2012 and December 31, 2011, respectively	57,117	61,609
In-process research and development, net of accumulated amortization of $19 and $0 as of June 30, 2012 and December 31, 2011	9,986	10,057
Other, net of accumulated amortization of $4,456 and $1,996 as of June 30, 2012 and December 31, 2011, respectively	3,460	5,507

	122,235	128,332
Intangible assets not subject to amortization:
Trademarks and trade names	22,840	22,240

Intangible assets, net	$145,075	$150,572

Developed technology is amortized on a straight line basis over 10 to 20 years, depending on the life of the product technology. Intangible assets related to customer relationships are primarily amortized over a period of up to 10 years on an accelerated basis. In-process research and development is amortized on a straight line basis over the product’s estimated useful life upon completion of the technology. Other intangible assets include acquired backlog, product trademarks and trade names, non-competition agreements and defensible assets. With the exception of product trademarks and trade names, such assets are amortized on a straight line basis over a period of three months to 10 years, depending on the asset. Trademarks and trade names associated with products are amortized on a straight line basis over the estimated remaining life of the product technology, which ranges from 10 to 20 years. Trademarks and trade names associated with a business have indefinite lives and are not amortized.

Amortization expense related to intangible assets totaled $5.0 million and $10.2 million for the three and six months ended June 30, 2012, respectively, and $0.8 million and $1.5 million for the three and six months ended July 2, 2011, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2012 (remaining)	$9,090
2013	15,843
2014	15,492
2015	13,972
2016	11,623
Thereafter	46,953

$112,973

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

The Company has excluded $9.3 million of amortization expense related to certain in-process research and development projects from the table above, as it was uncertain as of June 30, 2012 when the technology will be completed and when the amortization will begin.

NOTE 7	INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest expense	$(2,041)	$(2,102)	$(4,242)	$(4,202)
Interest and dividend income	42	125	103	291
Derivative gain (loss)	(488)	—	183	—
Bank and portfolio asset management fees	(170)	(193)	(334)	(419)
Other income (expense), net	(171)	546	(725)	301

	$(2,828)	$(1,624)	$(5,015)	$(4,029)

NOTE 8	STOCK-BASED COMPENSATION

During the six months ended June 30, 2012, the Company granted 0.5 million restricted stock units and 0.4 million stock-settled stock appreciation rights with weighted average grant date fair values of $17.11 and $7.92, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$184	$99	$301	$221
Selling, general and administrative expenses	1,469	929	3,308	2,597
Research and development expense	225	123	483	352

	$1,878	$1,151	$4,092	$3,170

At June 30, 2012, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $17.0 million (net of estimated forfeitures of $6.0 million). This future compensation expense will be amortized over a weighted-average period of 1.6 years using the straight-line attribution method. The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at June 30, 2012 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At June 30, 2012, 1.1 million stock options with a weighted-average exercise price of $13.37 per share, intrinsic value of $0.3 million and remaining contractual term of 1.6 years were outstanding and were exercisable. At June 30, 2012, 1.6 million stock-settled stock appreciation rights with a weighted-average base value of $11.04 per share, intrinsic value of $5.2 million and remaining contractual term of 5.0 years were outstanding, and 0.9 million stock-settled stock appreciation rights with a weighted-average base value of $7.02 per share, intrinsic value of $5.2 million and remaining contractual term of 4.1 years were exercisable.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

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

Lines of Credit and Loans

At June 30, 2012, the Company had (i) four revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which it sells trade notes receivable with recourse; (iii) seven promissory notes with Japanese banks; and (iv) six promissory notes with Israeli banks, as follows:

(i)	The four revolving lines of credit with Japanese banks totaled 1.1 billion yen ($13.4 million at June 30, 2012), expire at various dates through November 30, 2012, and bear interest at rates ranging from 1.18% to 2.475%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize a portion of these balances. At June 30, 2012, the Company had $5.6 million outstanding and $7.8 million available for borrowing under these lines of credit. Amounts outstanding are included in short-term borrowings in the accompanying consolidated balance sheets.

(ii)	The Company’s two agreements with Japanese banks, under which it sells trade notes receivable with recourse, allow the Company to sell receivables totaling up to 550 million yen ($6.9 million at June 30, 2012), have no expiration dates and bear interest at the prevailing bank rate, which was 1.475% at June 30, 2012. At June 30, 2012, the Company had $0.6 million outstanding and $6.3 million available for the sale of notes receivable under these agreements. Amounts outstanding under these agreements are included in short-term borrowings in the accompanying consolidated balance sheets, as the sale of these receivables has not met the criteria for sale treatment in accordance with ASC 860-30, Transfers and Servicing – Secured Borrowing and Collateral.

(iii)	The Company’s seven promissory notes with Japanese banks have an aggregate principal balance of $1.5 million. Such loans bear interest at rates ranging from 1.25% to 1.45% and mature at various dates through November 2016. These loans are generally unsecured.

(iv)	The Company’s six promissory notes with Israeli banks have an aggregate principal balance of $4.9 million. Such loans bear interest at rates ranging from 2.97% to 4.50% and mature at various dates through October 2015. These loans are generally secured by pledges of and liens on certain of the Company’s Ophir Division’s assets.

As part of the acquisition of High Q, the Company assumed certain loans and lines of credit, which had an aggregate balance of $4.2 million as of December 31, 2011. Such loans were repaid during the first quarter of 2012.

Secured Credit Facility

In October 2011, the Company entered into a credit agreement with certain lenders (Credit Agreement). The Credit Agreement and related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of the Company’s domestic assets as well as a pledge of certain shares of its subsidiaries. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on the Company’s consolidated leverage ratio, as defined in and calculated pursuant to the Credit Agreement; provided, that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. Principal amortization and interest payments on the term loan are due quarterly. At June 30, 2012, the Company had a remaining balance of $175.8 million outstanding on the term loan with an effective interest rate of 3.00%. At June 30, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million. The Company’s ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

Japanese Bonds

In June 2011, the Company issued 200 million yen ($2.5 million at June 30, 2012) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheets.

Total short-term debt was as follows:

(In thousands)	June 30, 2012	December 31, 2011

Short-term lines of credit	$6,243	$6,801
Convertible notes due February 2012, interest at 2.5%	—	12,356
Current portion of long-term debt	25,382	25,992

Total short-term borrowings	$31,625	$45,149

Total long-term debt was as follows:

(In thousands)	June 30, 2012	December 31, 2011

Japanese private placement bonds due June 2014, interest at 0.62%	$2,506	$2,576
Japanese amortizing loans due through November 2016, interest rates from 1.25% to 1.45%	928	954
Austrian amortizing loans due through December 2020, interest rates from 2.23% to 3.25%	—	270
Austrian lines of credit, interest at 2.90%	—	3,888
Israeli loans, due through October 2015, interest rates from 2.97% to 4.50%	2,884	3,855
Term loan due October 2016, interest at 3.00%	152,625	166,500

Total long-term debt	$158,943	$178,043

Maturities of the Company’s debt obligations as of June 30, 2012 were as follows:

(In thousands)
2012 (remaining)	$16,696
2013	29,744
2014	32,204
2015	28,552
2016	83,372
Thereafter	—

$190,568

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

NOTE 10	NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net income attributable to Newport Corporation	$9,154	$13,922	$15,746	$34,681

Shares:
Weighted average shares outstanding – basic	38,220	37,477	37,975	37,241
Dilutive potential common shares, using treasury stock method	678	1,311	940	1,571

Weighted average shares outstanding – diluted	38,898	38,788	38,915	38,812

Net income per share attributable to Newport Corporation:
Basic	$0.24	$0.37	$0.41	$0.93

Diluted	$0.24	$0.36	$0.40	$0.89

For the three and six months ended June 30, 2012, a total of 0.9 million stock options and stock appreciation rights, and for the three and six months ended July 2, 2011, 0.1 million stock options, were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive. For the three and six months ended June 30, 2012, 0.2 million restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method, and, therefore, their inclusion would have been antidilutive. For the three and six months ended June 30, 2012, an additional 0.4 million performance-based restricted stock units, and for the three and six months ended July 2, 2011, 0.3 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such period.

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

more likely than not. Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. During the first quarter of 2012, the Company released $1.4 million of its valuation allowance related to certain deferred tax assets due to the expected recovery of certain investments and capital loss carryovers. As of June 30, 2012, the Company could not determine that it is more likely than not that deferred tax assets related to domestic unrealized losses, certain foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized. Therefore, the Company has maintained a valuation allowance of $1.5 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be. As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected. As of June 30, 2012, the Company had $16.4 million of gross unrecognized tax benefits and a total of $13.3 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate. Interest and penalties related to unrecognized tax benefits were not significant as of June 30, 2012.

NOTE 12	STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock. No purchases were made under this program during the six months ended June 30, 2012. As of June 30, 2012, 3.9 million shares remained available for purchase under the program. However, the terms of the Company’s senior secured credit facility, as described in Note 9, restrict the Company’s ability to purchase additional shares under this program during the term of such facility.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$937	$172	$1,527	$340
Interest cost on benefit obligations	183	210	368	413
Expected return on plan assets	(57)	(59)	(114)	(118)
Amortization of net loss	38	10	76	19

	$1,101	$333	$1,857	$654

NOTE 14	BUSINESS SEGMENT INFORMATION

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

The Company measured income reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, such as corporate overhead and intangible asset amortization, unallocated gains, interest and other expense, net, and income taxes.

(In thousands)	Photonics and Precision Technologies	Lasers	Ophir	Total

Three months ended June 30, 2012:
Sales to external customers	$82,858	$44,734	$26,063	$153,655
Segment income	$18,987	$2,878	$1,905	$23,770

Three months ended July 2, 2011:
Sales to external customers	$85,415	$44,717	$—	$130,132
Segment income	$20,746	$4,045	$—	$24,791

Six months ended June 30, 2012:
Sales to external customers	$161,912	$93,961	$54,949	$310,822
Segment income	$34,982	$9,534	$4,170	$48,686

Six months ended July 2, 2011:
Sales to external customers	$167,579	$90,964	$—	$258,543
Segment income	$40,411	$8,849	$—	$49,260

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Segment income	$23,770	$24,791	$48,686	$49,260
Gain on sale of investment	5,298	—	5,298	—
Foreign currency translation gain from dissolution of subsidiary	—	—	—	7,198
Unallocated operating expenses	(12,425)	(8,054)	(27,131)	(15,557)
Interest and other expense, net	(2,828)	(1,624)	(5,015)	(4,029)

	$13,815	$15,113	$21,838	$36,872

NOTE 15	GAIN ON SALE OF INVESTMENT

The Company has held an equity interest in a privately-held U.S. corporation, which was accounted for using the cost method. The Company had reduced the carrying value of this interest to zero during 2008 due to the investee’s poor financial condition at that time. In the second quarter of 2012, the investee was acquired in a merger transaction, and the Company received $5.3 million for its interest as a result of the acquisition.

NOTE 16	LEGAL PROCEEDINGS

On January 21, 2011, two former employees of Spectra-Physics, together with two of their children, brought suit against Spectra-Physics and the Company in the Superior Court for Santa Clara County, California. In the action, the plaintiffs allege that between 1975 and 1985 they and their unborn children were exposed to toxic chemicals during their work at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the chemicals and failed to implement adequate safeguards to protect them from the chemicals, resulting in injuries to them and their unborn children.

In May 2012, the plaintiffs filed their response to the Company’s demand for a statement of damages, in which they indicated they are seeking an aggregate of $25 million in general damages, $6.5 million in special damages and exemplary and punitive damages to be established by the trier of fact. The Company disputes that the plaintiffs are entitled to any damages, and it continues to believe that the plaintiffs’ claims are without merit and intends to vigorously defend its position. Discovery in this action is ongoing, and at this stage of this action, the Company is unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

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

Acquisition

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of our wholly owned subsidiary with and into ILX. The total purchase price for the acquisition was $9.0 million. An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders. The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing. We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. This acquisition expands our optical power meter and fiber optic source product offerings, and adds laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio. ILX is now a part of our PPT Division.

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

Stock-Based Compensation

During the six months ended June 30, 2012, we granted 0.5 million restricted stock units and 0.4 million stock-settled stock appreciation rights with weighted average grant date fair values of $17.11 and $7.92, respectively.

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of sales	$184	$99	$301	$221
Selling, general and administrative expenses	1,469	929	3,308	2,597
Research and development expense	225	123	483	352

	$1,878	$1,151	$4,092	$3,170

Results of Operations for the Three and Six Months Ended June 30, 2012 and July 2, 2011

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	54.1	56.6	54.5

Gross profit	43.5	45.9	43.4	45.5

Selling, general and administrative expenses	27.2	25.2	27.7	24.5
Research and development expense	8.9	7.8	8.8	8.0

Operating income	7.4	12.9	6.9	13.0

Foreign currency translation gain from dissolution of subsidiary	—	—	—	2.8
Gain on sale of investment	3.4	—	1.7	—
Interest and other expense, net	(1.8)	(1.3)	(1.6)	(1.5)

Income before income taxes	9.0	11.6	7.0	14.3

Income tax provision	3.1	0.9	2.0	0.9

Net income	5.9	10.7	5.0	13.4
Net loss attributable to non-controlling interests	(0.1)	—	(0.0)	—

Net income attributable to Newport Corporation	6.0%	10.7%	5.0%	13.4%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended June 30, 2012 increased by $23.5 million, or 18.1%, compared with the corresponding period in 2011. Net sales for the six months ended June 30, 2012 increased by $52.3 million, or 20.2%, compared with the corresponding period in 2011. For the three months ended June 30, 2012, net sales by our PPT Division decreased $2.5 million, or 2.9%, compared with the corresponding prior year period, and net sales by our Lasers Division were at approximately the same level as the corresponding prior year period. For the six months ended June 30, 2012, net sales by our PPT Division decreased $5.6 million, or 3.4%, and net sales by our Lasers Division increased $3.0 million, or 3.3%, compared with the corresponding prior year period. Our Ophir Division, which we established in connection with our acquisition of Ophir Optronics Ltd. (Ophir) in October 2011, contributed net sales of $26.0 million and $54.9 million for the three and six months ended June 30, 2012, respectively. Our net sales for the three and six months ended June 30, 2012 also included $6.9 million and $15.6 million, respectively, of net sales from High Q Laser GmbH (High Q), which we acquired in July 2011 and which is included in our Lasers Division, and $1.8 million and $3.6 million, respectively, of net sales from ILX, which we acquired in January 2012 and which is included in our PPT Division. We had no comparable sales from these acquired companies in the prior year periods.

We experienced increases in net sales for the three and six months ended June 30, 2012 compared with the corresponding periods in 2011 in all of our end markets, except for the microelectronics market. Sales by Ophir were primarily to customers in our scientific research, aerospace and defense/security end markets and industrial and other end markets, sales by High Q were primarily to customers in our life and health sciences end market, and sales by ILX were primarily to customers in our industrial and other end markets. Sales to customers in our microelectronics market were not impacted significantly by any of our acquisitions, and were negatively impacted by lower orders received from customers in the semiconductor equipment industry during the second half of 2011, due to the cyclical downturn in that industry.

Net sales to the scientific research, aerospace and defense/security markets for the three months ended June 30, 2012 increased $7.9 million, or 19.7%, compared with the same period in 2011. Net sales to these markets for the six months ended June 30, 2012 increased $20.3 million, or 25.1%, compared with the same period in 2011. These increases were due to the addition of sales from our acquisition of Ophir, which contributed sales to these markets of $12.4 million and $27.1 million during the three and six months ended June 30, 2012, respectively, offset in part by lower sales to these markets by our Lasers Division and PPT Division due to large sales relating to major research programs that occurred in the 2011 periods, which did not recur in the 2012 periods, as well as adverse macroeconomic conditions in these markets as a result of budget constraints and uncertainty in global research and defense spending. Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended June 30, 2012 decreased $3.8 million, or 8.3%, compared with the same period in 2011. Net sales to this market for the six months ended June 30, 2012 decreased $10.2 million, or 11.6%, compared with the same period in 2011. The decreases in sales to this market were due primarily to lower orders received from customers in the semiconductor equipment industry during the second half of 2011 as a result of the cyclical downturn in that industry.

Net sales to the life and health sciences market for the three months ended June 30, 2012 increased $8.4 million, or 34.0%, compared with the same period in 2011. Net sales to this market for the six months ended June 30, 2012 increased $19.3 million, or 37.8%, compared with the same period in 2011. The increases in sales to this market in the 2012 periods were due primarily to our acquisitions of High Q and Ophir, which contributed total sales to this market of $7.5 million and $19.1 million during the three and six months ended June 30, 2012, respectively.

Net sales to our industrial manufacturing and other end markets for the three months ended June 30, 2012 increased $11.0 million, or 55.0%, compared with the same period in 2011. Net sales to these markets for the six months ended June 30, 2012 increased $22.9 million, or 59.4%, compared with the same period in 2011. The increases in sales to these markets were due primarily to our acquisitions of Ophir and ILX, which contributed total sales to these markets of $11.1 million and $21.5 million during the three and six months ended June 30, 2012, respectively.

Geographically, net sales were as follows:

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011	Increase	Percentage Increase
United States	$66,061	$58,933	$7,128	12.1%
Europe	36,285	26,265	10,020	38.1
Pacific Rim	41,761	33,150	8,611	26.0
Other	9,548	11,784	(2,236)	(19.0)

	$153,655	$130,132	$23,523	18.1%

	Six Months Ended
(In thousands)	June 30, 2012	July 2, 2011	Increase	Percentage Increase
United States	$127,256	$115,895	$11,361	9.8%
Europe	77,478	57,513	19,965	34.7
Pacific Rim	84,304	66,768	17,536	26.3
Other	21,784	18,367	3,417	18.6

	$310,822	$258,543	$52,279	20.2%

The increases in sales to customers in the United States for the three and six months ended June 30, 2012 compared with the corresponding periods in 2011 were attributable to increased sales to customers in all of our end markets other than the microelectronics market, due primarily to the addition of sales from Ophir and ILX. The increases in sales to customers in Europe for the three and six months ended June 30, 2012 compared with the corresponding prior year periods were attributable to increases in sales to customers in all of our end markets, particularly in the life and health sciences market due to the addition of sales from High Q. The increases in sales to customers in the Pacific Rim for the three and six months ended June 30, 2012 compared with the corresponding prior year periods were due to increased sales to customers in all of our end markets, with the exception of lower sales to customers in the life and health sciences market in the six month period of 2012. The decrease in sales to customers in the rest of the world for the three months ended June 30, 2012 compared with the corresponding prior year period was due primarily to large sales relating to major research programs that occurred in the 2011 periods, which did not recur in the 2012 periods, as well as worsened macroeconomic conditions in our scientific research, aerospace and defense/security end markets, which more than offset the addition of sales to these markets by Ophir. The increase in sales to customers in the rest of the world for the six months ended June 30, 2012 compared with the corresponding prior year period was attributable primarily to increased sales to defense customers as a result of our acquisition of Ophir, offset in part by the factors discussed in the preceding sentence.

Gross Margin

Gross margin was 43.5% and 45.9% for the three months ended June 30, 2012 and July 2, 2011, respectively, and 43.4% and 45.5% for the six months ended June 30, 2012 and July 2, 2011, respectively. The gross margins of our Ophir Division are generally lower than our overall gross margins, and thus, the addition of Ophir in October 2011 has resulted in decreases in overall gross margins for the 2012 periods compared with the 2011 periods. In addition, gross margins of our PPT Division decreased in the current year periods compared with the prior year periods due to a higher proportion of sales of lower margin products. Gross margins of our Lasers Division also decreased in the 2012 periods compared with the 2011 periods, due to higher manufacturing costs, particularly in the three month period, offset in part by lower charges for excess and obsolete inventory.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $41.9 million, or 27.2% of net sales, and $32.7 million, or 25.2% of net sales, for the three months ended June 30, 2012 and July 2, 2011, respectively. SG&A expenses totaled $85.9 million, or 27.7% of net sales, and $63.2 million, or 24.5% of net sales, for the six months ended June 30, 2012 and July 2, 2011, respectively. The increases in SG&A expenses in the 2012 periods compared with the prior year periods were due to increased personnel costs and amortization expenses related to acquired intangible assets as a result of our acquisitions of Ophir, High Q and ILX. SG&A expenses for Ophir, High Q and ILX totaled $11.4 million and $23.2 million for the three and six months ended June 30, 2012, respectively, and there were no corresponding expenses in the prior year periods.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period. Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $13.7 million, or 8.9% of net sales, and $10.2 million, or 7.8% of net sales, for the three months ended June 30, 2012 and July 2, 2011, respectively. R&D expense totaled $27.5 million, or 8.8% of net sales, and $20.6 million, or 8.0% of net sales, for the six months ended June 30, 2012 and July 2, 2011, respectively. The increases in R&D expense in the current year periods compared with the prior year periods were due to the addition of R&D expense of Ophir, High Q and ILX. R&D expense for Ophir, High Q and ILX totaled $3.6 million and $7.6 million for the three and six months ended June 30, 2012, respectively, and there were no corresponding expenses in the prior year periods.

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

Gain on Sale of Investment

We held an equity interest in a privately-held U.S. corporation, which was accounted for using the cost method. We had reduced the carrying value of this interest to zero during 2008 due to the investee’s poor financial condition at that time. In the second quarter of 2012, the investee was acquired in a merger transaction, and we received $5.3 million for our interest as a result of the acquisition.

Interest and Other Expense, Net

Interest and other expense, net totaled $2.8 million and $1.6 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and $5.0 million and $4.0 million for the six months ended June 30, 2012 and July 2, 2011, respectively. The increase in interest and other expense, net for the three and six months ended June 30, 2012 compared with the same periods in 2011 was due primarily to a $0.6 million gain that occurred in the second quarter of 2011 associated with the recovery of amounts relating to previously discontinued operations, which did not recur in the 2012 periods, and to higher foreign currency transaction losses in the 2012 period. For the three month period, derivative instrument losses also contributed to the increase in the 2012 period.

Income Taxes

Our effective tax rate was 34.4% and 7.9% for the three months ended June 30, 2012 and July 2, 2011, respectively, and 28.3% and 5.9% for the six months ended June 30, 2012 and July 2, 2011, respectively. We had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets. During the fourth quarter of 2011, we achieved a cumulative three-year income position in the United States. Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that the net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, certain foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets, and we therefore released substantially all of the valuation allowance against our U.S. deferred tax assets. During the first quarter of 2012, we released $1.4 million of our remaining valuation allowance related to certain deferred tax assets due to the expected recovery of certain investments and capital loss carryovers. During the second quarter of 2012, we substantially completed a corporate reorganization related to the U.S. subsidiaries of Ophir, which necessitated updates to the estimated state tax rates used to value our domestic deferred tax assets and liabilities, and as a result, we recognized a $1.0 million tax benefit. Our effective tax rates for the three and six months ended June 30, 2012 reflected a return to statutory tax rates in the United States, offset in part by the discrete items outlined above. Our effective tax rates for the three and six months ended July 2, 2011 were favorably impacted by a greater percentage of our earnings being reported in the U.S., which was offset by a reduction in the valuation allowance maintained against our U.S. deferred tax assets at that time. In addition, in the first quarter of 2011, we recognized as a discrete item a non-taxable currency translation gain of $7.2 million associated with the dissolution of our French financing subsidiary, which was a disregarded entity for U.S. tax purposes.

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

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $57.4 million as of June 30, 2012 from $72.9 million as of December 31, 2011. This decrease was attributable primarily to cash used for net repayments of debt, payment of the purchase price for our acquisition of ILX, annual incentive compensation payouts and the purchases of property and equipment, offset in part by cash provided by operating activities.

Net cash provided by our operating activities of $28.3 million for the six months ended June 30, 2012 was attributable primarily to cash provided by our results of operations, offset in part by a decrease in accrued payroll and related expenses of $6.6 million due primarily to annual incentive compensation payouts, an increase in accounts receivable of $3.9 million due to the timing of collections, a decrease in accrued expenses and other liabilities of $2.0 million due to timing of payments and an increase in gross inventory of $1.8 million.

Net cash used in investing activities of $0.4 million for the six months ended June 30, 2012 was attributable to net cash paid for our acquisition of ILX of $8.9 million and purchases of property and equipment of $6.2 million, offset in part by the net change in restricted cash of $9.4 million, which was primarily a result of the lapse of restrictions on cash, which had been held, and was subsequently used, for repayment of our convertible subordinated notes, and $5.3 million in cash received on the sale of assets.

Net cash used in financing activities of $33.1 million for the six months ended June 30, 2012 was attributable to net repayments of borrowings of $32.4 million (which included the repayment of the remaining $12.4 million of our convertible subordinated notes, the repayment of all of our loans and lines of credit with Austrian financial institutions totaling $4.2 million, the repayment of a $5.0 million loan in Israel and payments on our term loan) and payments of $3.1 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds of $2.4 million from the sale of stock under employee stock plans.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement). The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of our domestic assets as well as a pledge of certain shares of our subsidiaries. The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%. The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on our consolidated leverage ratio, as defined in and calculated under the Credit Agreement, provided that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans. Principal amortization and interest payments on the term loan are due quarterly. At June 30, 2012, we had a remaining balance of $175.8 million outstanding on the term loan with an effective interest rate of 3.00%. At June 30, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million. Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

During 2011, we issued 200 million yen ($2.5 million at June 30, 2012) in private placement bonds through a Japanese bank. These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014. The bonds are included in long-term debt in the accompanying consolidated balance sheets as of June 30, 2012.

At June 30, 2012, we had (i) four revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) seven promissory notes with Japanese banks; and (iv) six promissory notes with Israeli banks, as follows:

(i)	The four revolving lines of credit with Japanese banks totaled 1.1 billion yen ($13.4 million at June 30, 2012), expire at various dates through November 30, 2012 and bear interest at rates ranging from 1.18% to 2.475%. Certain certificates of deposit held by the lending institution’s U.S. affiliate collateralize a portion of these balances. At June 30, 2012, we had $5.6 million outstanding and $7.8 million available for borrowing under these lines of credit.

(ii)	Our two agreements with Japanese banks, under which we sell trade notes receivable with recourse, allow us to sell receivables totaling up to 550 million yen ($6.9 million at June 30, 2012), have no expiration dates and bear interest at the bank’s prevailing rate, which was 1.475% at June 30, 2012. At June 30, 2012, we had $0.6 million outstanding and $6.3 million available for the sale of notes receivable under these agreements.

(iii)	Our seven promissory notes with Japanese banks have an aggregate principal balance of $1.5 million. Such loans bear interest at rates ranging from 1.25% to 1.45% and mature at various dates through November 2016. These loans are generally unsecured.

(iv)	Our six promissory notes with Israeli banks have an aggregate principal balance of $4.9 million. Such loans bear interest at rates ranging from 2.97% to 4.50% and mature at various dates through October 2015. These loans are generally secured by pledges of and liens on certain of the Company’s Ophir Division’s assets.

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock. No purchases were made under this program during the six months ended June 30, 2012. As of June 30, 2012, 3.9 million shares remained available for purchase under the program. However, the terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to purchase additional shares under this program during the term of such facility.

During the remainder of 2012, we expect to use $6 million to $10 million of cash for capital expenditures.

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

We use foreign currency option and forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables, payables and other expenses. These derivative instruments are used as an economic hedge. However, we have not elected hedge accounting treatment and therefore, all changes in value of these derivative instruments are reflected in interest and other expense, net in our consolidated statements of income. We do not engage in currency speculation. All of our outstanding foreign currency option and forward exchange contracts are entered into to reduce the volatility of earnings, primarily related to Israeli Shekel based expenses. If the counterparties to these contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 30, 2012. The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	June 30, 2012
(In thousands)	Notional Amount	Average Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$3,046	3.73

Fair value	$(164)

Foreign currency options
Israeli Shekel – call options	$41,551	3.92
Israeli Shekel – put options	(42,452)	3.72

	$(901)

Fair value	$(307)

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $57.4 million at June 30, 2012, are sensitive to changes in the general level of interest rates. In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $6.5 million at June 30, 2012, are sensitive to interest rates and economic conditions in Europe.

We have a term loan with an outstanding principal balance of $175.8 million and a $65 million revolving line of credit in the United States, as well as various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan. Our term loan and revolving line of credit in the U.S., and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of June 30, 2012:

	Expected Maturity Date
(US$ equivalent in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$9,250	$27,748	$27,748	$27,748	$83,256	$—	$175,750	$173,263
Weighted average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	0.00%	3.00%
Fixed rate (non-US$)	$800	$1,600	$4,106	$600	$—	$—	$7,106	$6,847
Weighted average interest rate	3.16%	3.16%	1.61%	2.97%	0.00%	0.00%	2.25%
Variable rate (non-US$)	$6,646	$396	$350	$204	$116	$—	$7,712	$7,689
Weighted average interest rate	2.04%	1.89%	1.30%	1.30%	1.25%	0.00%	1.97%
Total debt obligations	$16,696	$29,744	$32,204	$28,552	$83,372	$—	$190,568	$187,799
Weighted average interest rate	2.63%	2.99%	2.80%	2.99%	3.00%	0.00%	2.93%

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

In May 2012, the plaintiffs filed their response to our demand for a statement of damages, in which they indicated they are seeking an aggregate of $25 million in general damages, $6.5 million in special damages and exemplary and punitive damages to be established by the trier of fact. We dispute that the plaintiffs are entitled to any damages, and we continue to believe that the plaintiffs’ claims are without merit and intend to vigorously defend our position. Discovery in this action is ongoing, and at this stage of this action, we are unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K/A for the year ended December 31, 2011 contains a full discussion of the risks associated with our business. There have been no material changes to the risks described in our Annual Report on Form 10-K/A.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2012	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	To be filed by amendment.