Form 10-Q/A
period 2012-06-30
NEWPORT CORP
filed 2012-08-30
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Newport Corporation for the period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 9, 2012 (the “Form 10-Q”), is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes contained in the Form 10-Q in eXtensible Business Reporting Language (XBRL) format.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, has not been updated to reflect events occurring subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

31.1(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(2)*	XBRL Instance Document.

101.SCH(2)*	XBRL Taxonomy Extension Schema Document.

101.CAL(2)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.
(2)	Filed with this Form 10-Q/A.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 30, 2012	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

31.1(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2(1)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(2)*	XBRL Instance Document.

101.SCH(2)*	XBRL Taxonomy Extension Schema Document.

101.CAL(2)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.
(2)	Filed with this Form 10-Q/A.
*	Pursuant to Rule 406T of Regulation S-T, the XBRL information will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those Sections.