Form 10-Q
period 2012-09-29
NEWPORT CORP
filed 2012-11-08
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  _______________

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

Yes ☐  No ☒

As of October 26, 2012, 38,306,903 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net sales	$142,881	$125,598	$453,703	$384,141
Cost of sales	80,073	69,815	255,943	210,810
Gross profit	62,808	55,783	197,760	173,331

Selling, general and administrative expenses	37,320	30,417	123,267	93,629
Research and development expense	12,869	11,152	40,319	31,785
Operating income	12,619	14,214	34,174	47,917

Foreign currency translation gain from dissolution of subsidiary	-	-	-	7,198
Gain on sale of investments	950	-	6,248	-
Interest and other expense, net	(2,082)	(2,348)	(7,097)	(6,377)
Income before income taxes	11,487	11,866	33,325	48,738

Income tax provision	3,955	1,364	10,144	3,555
Net income	7,532	10,502	23,181	45,183
Net loss attributable to non-controlling interests	(104)	-	(201)	-
Net income attributable to Newport Corporation	$7,636	$10,502	$23,382	$45,183

Net income	$7,532	$10,502	$23,181	$45,183
Other comprehensive income:
Foreign currency translation gains (losses)	1,399	(5,514)	(499)	(8,649)
Unrecognized net pension gains	10	119	96	544
Unrealized gains (losses) on marketable securities	(13)	481	(120)	(281)
Comprehensive income	$8,928	$5,588	$22,658	$36,797

Comprehensive loss attributable to non-controlling interests	$(94)	$-	$(209)	$-
Comprehensive income attributable to Newport Corporation	9,022	5,588	22,867	36,797
Comprehensive income	$8,928	$5,588	$22,658	$36,797

Net income per share attributable to Newport Corporation:
Basic	$0.20	$0.28	$0.61	$1.21
Diluted	$0.20	$0.27	$0.60	$1.17

Shares used in per share calculations:
Basic	38,264	37,543	38,072	37,342
Diluted	38,645	38,571	38,825	38,732

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$67,760	$55,701
Restricted cash	2,954	12,367
Marketable securities	6,158	4,787
Accounts receivable, net of allowance for doubtful accounts of $1,595 and $2,532 as of September 29, 2012 and December 31, 2011, respectively	94,010	97,690
Notes receivable	2,680	2,091
Inventories	110,940	112,968
Deferred income taxes	29,809	30,339
Prepaid expenses and other current assets	15,869	15,374
Total current assets	330,180	331,317

Property and equipment, net	84,198	89,873
Goodwill	146,880	143,259
Deferred income taxes	9,151	9,289
Intangible assets, net	140,546	150,572
Other assets	38,697	39,759
	$749,652	$764,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$34,421	$45,149
Accounts payable	29,806	30,856
Accrued payroll and related expenses	27,800	36,914
Accrued expenses and other current liabilities	41,960	39,800
Total current liabilities	133,987	152,719

Long-term debt, net	151,542	178,043
Accrued pension liabilities	25,649	24,444
Deferred income taxes and other liabilities	37,934	36,586

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,286,818 and 37,634,403 shares issued and outstanding as of September 29, 2012 and December 31, 2011, respectively	4,468	4,392
Capital in excess of par value	437,175	431,606
Accumulated other comprehensive loss	(6,504)	(5,989)
Accumulated deficit	(36,369)	(59,751)
Total stockholders’ equity of Newport Corporation	398,770	370,258
Non-controlling interests	1,770	2,019
Total stockholders’ equity	400,540	372,277
	$749,652	$764,069

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,181	$45,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,558	13,649
Amortization of discount on convertible subordinated notes	12	3,135
Gain on sale of assets	(6,414)	(619)
Foreign currency gain	-	(7,198)
Provision for losses on inventories	5,177	4,461
Stock-based compensation expense	6,265	4,679
Provision for doubtful accounts	301	322
Loss on disposal of property and equipment	233	95
Deferred income taxes	1,306	271
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	4,030	10,783
Inventories	(3,798)	(12,918)
Prepaid expenses and other assets	133	(259)
Accounts payable	(1,133)	(9,800)
Accrued payroll and related expenses	(9,384)	(6,185)
Accrued expenses and other liabilities	2,699	3,201
Other long-term liabilities	154	93
Net cash provided by operating activities	54,320	48,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,297)	(7,628)
Restricted cash	9,420	-
Gain on sale of assets	5,373	619
Business acquisition, net of cash acquired	(8,939)	(12,516)
Purchase of marketable securities	(4,216)	(101,773)
Proceeds from the sale of marketable securities	2,804	203,744
Net cash provided by (used in) investing activities	(3,855)	82,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	2,963
Repayment of long-term debt and obligations under capital leases	(20,443)	(131)
Proceeds from short-term borrowings	9,031	16,859
Repayment of short-term borrowings	(25,915)	(31,715)
Proceeds from the issuance of common stock under employee plans	2,434	2,866
Tax withholding payments related to net share settlement of equity awards	(3,053)	(3,435)
Net cash used in financing activities	(37,946)	(12,593)
Impact of foreign exchange rate changes on cash balances	(460)	(376)
Net increase in cash and cash equivalents	12,059	118,370
Cash and cash equivalents at beginning of period	55,701	90,992
Cash and cash equivalents at end of period	$67,760	$209,362

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,048	$3,890
Cash paid during the period for income taxes, net	$4,865	$1,580
Property and equipment accrued in accounts payable	$211	$124

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

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

NOTE 2        RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in Accounting Standards Codification (ASC) 350, Intangibles—Goodwill and Other.  ASU No. 2012-02 allows, but does not require, companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and then use such assessment as a basis for determining whether it is necessary to perform the quantitative impairment test.  ASU No. 2012-02 will be effective for fiscal years beginning after September 15, 2012, and early adoption is permitted but has not been elected by the Company.  The adoption of ASU No. 2012-02 will not have a material impact on the Company’s financial position or results of operations.

NOTE 3        MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at September 29, 2012 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Equity securities	$1,830	$91	$-
Certificates of deposit	4,328	-	-
	$6,158	$91	$-

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Equity securities	$542	$93	$-
Certificates of deposit	4,245	-	-
	$4,787	$93	$-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

The contractual maturities of certificates of deposit were as follows:

(In thousands)	September 29,
2012
0 – 1 Year	$4,328
1 – 2 Years	-
2 – 3 Years	-
3 – 5 Years	-
5 – 10 Years	-
More than 10 years	-
$4,328

The gross realized gains and losses on sales of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Gross realized gains	$-	$3	$-	$69
Gross realized losses	-	-	-	-
	$-	$3	$-	$69

NOTE 4        FAIR VALUE MEASUREMENTS

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of September 29, 2012.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,954	$2,954	$-	$-

Marketable securities:
Equity securities	1,830	1,830	-	-
Certificates of deposit	4,328	-	4,328	-
	6,158	1,830	4,328	-
Derivative assets:
Forward contracts	5	-	5	-
Option contracts	440	-	440	-
	445	-	445	-
Pension assets not owned by plan	6,594	-	6,594	-
	$16,151	$4,784	$11,367	$-

Liabilities:
Derivative liabilites:
Forward contracts	$54	$-	$54	$-
Option contracts	514	-	514	-
	$568	$-	$568	$-

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 31, 2011.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$12,367	$12,367	$-	$-

Marketable securities:
Equity securities	542	542	-	-
Certificates of deposit	4,245	-	4,245	-
	4,787	542	4,245	-
Derivative assets:
Option contracts	117	-	117	-

Pension assets not owned by plan	6,572	-	6,572	-
	$23,843	$12,909	$10,934	$-
Liabilities:
Derivative liabilites:
Forward contracts	388	-	388	-
Option contracts	440	-	440	-
	$828	$-	$828	$-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	September 29, 2012		December 31, 2011
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$34,421	$34,886	$45,149	$44,063
Long-term debt	$151,542	$154,589	$178,043	$166,600

NOTE 5        ACQUISITION

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of a wholly owned subsidiary of the Company with and into ILX.  The total purchase price for the acquisition was $9.0 million. An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.  This acquisition expanded the Company’s optical power meter and fiber optic source product offerings, and added laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio.  ILX is now a part of the Company’s Photonics and Precision Technologies (PPT) Division.

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

(In thousands)
Assets acquired and liabilities assumed:
Cash	$44
Accounts receivable	1,224
Inventories	861
Other assets	587
Goodwill	3,762
Developed technology	2,800
Customer relationships	1,100
Other intangible assets	1,090
Deferred income taxes	(1,841)
Other liabilities	(644)
$8,983

The goodwill related to this acquisition has been allocated to the Company’s PPT Division and will not be deductible for tax purposes, as this was a merger.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

The actual net sales and net income of ILX from January 13, 2012, the closing date of the acquisition, that were included in the Company’s consolidated statements of income and comprehensive income for the three and nine months ended September 29, 2012 and October 1, 2011 are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company during such periods, including the results of ILX as though the acquisition had occurred at the beginning of 2011.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of each reporting period.

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011
Actual:
Net sales	$1,903	$-	$5,466	$-
Net income attributable to Newport Corporation	$419	$-	$577	$-
Supplemental pro forma information:
Net sales	$142,881	$127,893	$453,743	$389,876
Net income attributable to Newport Corporation	$7,643	$10,726	$23,821	$45,085

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above.  The pro forma net income assumes amortization of acquired intangible assets began at the beginning of 2011 rather than on January 13, 2012.  The result is a net decrease in amortization expense of $6 thousand and $0.2 million for the three and nine months ended September 29, 2012, respectively, and an increase in amortization expense of $0.1 million and $0.7 million for the three and nine months ended October 1, 2011, respectively.  In addition, $0.1 million in charges to cost of sales related to inventory that was marked up to fair value for purchase accounting was added back to pro forma net income for the nine months ended September 29, 2012 and subtracted from pro forma net income for the nine months ended October 1, 2011.  Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are also excluded from pro forma net income.

NOTE 6        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	September 29,	December 31,
	2012	2011
Raw materials and purchased parts	$66,827	$65,054
Work in process	18,320	19,257
Finished goods	25,793	28,657
Short-term inventories	110,940	112,968

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	September 29,	December 31,
	2012	2011
Raw materials and purchased parts	$3,650	$3,306
Work in process	-	-
Finished goods	5,630	6,119
Long-term inventories	9,280	9,425

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty.  Products of this division sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months.  Products sold by the Company’s Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years.  In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first.  Products sold by the Company’s Ophir Division generally carry a one-year warranty, except for laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria.  The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.  Short-term warranty obligations were $3.5 million and $4.3 million as of September 29, 2012 and December 31, 2011, respectively.  As of September 29, 2012 and December 31, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
(In thousands)	September 29,	October 1,
	2012	2011
Balance at beginning of year	$4,466	$4,105
Additions charged to cost of sales	2,011	2,853
Additions from acquisitions	21	838
Warranty claims	(2,881)	(2,922)
Balance at end of period	$3,617	$4,874

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	September 29,	December 31,
	2012	2011
Deferred revenue	$10,794	$12,383
Accrued and deferred tax liabilities	10,316	4,379
Deferred lease liability	5,221	5,201
Short-term accrued warranty obligations	3,525	4,342
Other	12,104	13,495
	$41,960	$39,800

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	September 29,	December 31,
	2012	2011
Cumulative foreign currency translation losses	$(6,295)	$(5,804)
Unrecognized net pension losses	(909)	(1,005)
Unrealized gains on marketable securities	700	820
	$(6,504)	$(5,989)

NOTE 7        INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	September 29,	December 31,
	2012	2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $10,082 and $6,903 as of September 29, 2012 and December 31, 2011, respectively	$50,684	$51,159
Customer relationships, net of accumulated amortization of $24,852 and $16,500 as of September 29, 2012 and December 31, 2011, respectively	54,336	61,609
In-process research and development, net of accumulated amortization of $37 and $0 as of September 29, 2012 and December 31, 2011	9,974	10,057
Other, net of accumulated amortization of $5,256 and $1,996 as of September 29, 2012 and December 31, 2011, respectively	2,712	5,507
	117,706	128,332
Intangible assets not subject to amortization:
Trademarks and trade names	22,840	22,240
Intangible assets, net	$140,546	$150,572

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

Amortization expense related to intangible assets totaled $4.6 million and $14.8 million for the three and nine months ended September 29, 2012, respectively, and $1.3 million and $2.8 million for the three and nine months ended October 1, 2011, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2012 (remaining)	$4,461
2013	15,859
2014	15,508
2015	13,987
2016	11,635
Thereafter	46,985
$108,435

The Company has excluded $9.3 million of amortization expense related to certain in-process research and development projects from the table above, as it was uncertain as of September 29, 2012 when the technology will be completed and when the amortization will begin.

NOTE 8        INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011
Interest expense	$(1,948)	$(2,658)	$(6,191)	$(6,859)
Interest and dividend income	55	99	158	390
Derivative loss	(633)	-	(450)	-
Bank and portfolio asset management fees	(212)	(196)	(540)	(621)
Other income (expense), net	656	407	(74)	713
	$(2,082)	$(2,348)	$(7,097)	$(6,377)

NOTE 9        STOCK-BASED COMPENSATION

During the nine months ended September 29, 2012, the Company granted 0.5 million restricted stock units and 0.4 million stock-settled stock appreciation rights with weighted average grant date fair values of $17.11 and $7.92, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011
Cost of sales	$189	$133	$490	$354
Selling, general and administrative expenses	1,767	1,210	5,075	3,807
Research and development expense	217	166	700	518
	$2,173	$1,509	$6,265	$4,679

At September 29, 2012, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $11.7

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

million (net of estimated forfeitures of $2.3 million).  This future compensation expense will be amortized over a weighted-average period of 1.5 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at September 29, 2012 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At September 29, 2012, 1.1 million stock options with a weighted-average exercise price of $13.38 per share, intrinsic value of $7 thousand and remaining contractual term of 1.4 years were outstanding and were exercisable.  At September 29, 2012, 1.6 million stock-settled stock appreciation rights with a weighted-average base value of $11.18 per share, intrinsic value of $4.3 million and remaining contractual term of 4.8 years were outstanding, and 0.9 million stock-settled stock appreciation rights with a weighted-average base value of $7.11 per share, intrinsic value of $4.3 million and remaining contractual term of 3.9 years were exercisable.

NOTE 10      DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	September 29,	December 31,
	2012	2011

Japanese revolving lines of credit	$5,776	$5,539
Japanese receivables financing facilities	1,068	1,262
Convertible notes due February 2012	-	12,356
Total short-term borrowings	$6,844	$19,157

Total long-term debt was as follows:

(In thousands)	September 29,	December 31,
	2012	2011

Japanese private placement bonds due June 2014	$2,567	$2,576
Japanese loans due through November 2016	1,329	1,463
Austrian loans	-	4,158
Israeli loans due through October 2015	4,098	10,838
U.S. term loan due October 2016	171,125	185,000
Total long-term debt	179,119	204,035
Current portion of long-term debt	27,577	25,992
Total long-term debt, less current portion	$151,542	$178,043

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

NOTE 11      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands, except per share data)	2012	2011	2012	2011

Net income attributable to Newport Corporation	$7,636	$10,502	$23,382	$45,183

Shares:
Weighted average shares outstanding - basic	38,264	37,543	38,072	37,342
Dilutive potential common shares, using treasury stock method	381	1,028	753	1,390
Weighted average shares outstanding - diluted	38,645	38,571	38,825	38,732

Net income per share attributable to Newport Corporation:
Basic	$0.20	$0.28	$0.61	$1.21
Diluted	$0.20	$0.27	$0.60	$1.17

For the three and nine months ended September 29, 2012, a total of 1.0 million stock options and stock-settled stock appreciation rights, and for the three and nine months ended October 1, 2011, a total of 0.7 million stock options and stock-settled stock appreciation rights and a total of 0.6 million stock options and stock-settled stock appreciation rights, respectively, were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.  For the three and nine months ended September 29, 2012, 0.2 million restricted stock units and for the three and nine months ended October 1, 2011, 0.3 million restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method, and, therefore, their inclusion would have been antidilutive.  For the three and nine months ended September 29, 2012, an additional 0.4 million performance-based restricted stock units were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such period.

NOTE 12      INCOME TAXES

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

more likely than not. Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  During the first quarter of 2012, the Company released $1.4 million of its valuation allowance related to certain deferred tax assets due to the expected recovery of certain investments and capital loss carryovers.  During the third quarter of 2012, the Company released $0.4 million of its valuation allowance related to certain deferred tax assets due to the recovery of certain other investments.  As of September 29, 2012, the Company could not determine that it is more likely than not that deferred tax assets related to certain foreign net operating loss carryforwards and other miscellaneous domestic and foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $1.3 million against certain deferred tax assets.

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies.  Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be.  As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.  As of September 29, 2012, the Company had $16.4 million of gross unrecognized tax benefits and a total of $13.3 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant for the three and nine months ended September 29, 2012.

NOTE 13      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  No purchases were made under this program during the nine months ended September 29, 2012.  As of September 29, 2012, 3.9 million shares remained available for purchase under the program.  However, the terms of the Company’s senior secured credit facility entered into in October 2011 restrict the Company’s ability to purchase additional shares under this program during the term of such facility.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011
Service cost	$713	$177	$2,240	$517
Interest cost on benefit obligations	180	209	548	621
Expected return on plan assets	(57)	(60)	(171)	(177)
Amortization of net loss	38	10	114	29
	$874	$336	$2,731	$990

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

(In thousands)	Photonics and Precision Technologies	Lasers	Ophir	Total

Three months ended September 29, 2012:
Sales to external customers	$76,154	$42,545	$24,182	$142,881
Segment income	$16,985	$3,944	$2,501	$23,430

Three months ended October 1, 2011:
Sales to external customers	$78,939	$46,659	$-	$125,598
Segment income	$17,879	$3,182	$-	$21,061

Nine months ended September 29, 2012:
Sales to external customers	$238,066	$136,506	$79,131	$453,703
Segment income	$51,967	$13,478	$6,671	$72,116

Nine months ended October 1, 2011:
Sales to external customers	$246,518	$137,623	$-	$384,141
Segment income	$58,290	$12,031	$-	$70,321

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 29, 2012

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011
Segment income	$23,430	$21,061	$72,116	$70,321
Gain on sale of investments	950	-	6,248	-
Foreign currency translation gain from dissolution of subsidiary	-	-	-	7,198
Unallocated operating expenses	(10,811)	(6,847)	(37,942)	(22,404)
Interest and other expense, net	(2,082)	(2,348)	(7,097)	(6,377)
	$11,487	$11,866	$33,325	$48,738

NOTE 16      GAIN ON SALE OF INVESTMENTS

The Company holds equity interests in privately-held corporations, which were accounted for using the cost method.  During previous years, the Company had reduced the carrying value of these investments to zero due to the corporations’ poor financial condition.  In the second quarter of 2012, one of these corporations was acquired in a merger transaction, and the Company received $5.3 million for its interest as a result of the acquisition.  In the third quarter of 2012, another of these corporations redeemed its shares from the Company for $1.0 million, which amount was received during the fourth quarter of 2012.

NOTE 17      LEGAL PROCEEDINGS

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

In May 2012, the plaintiffs filed their response to the Company’s demand for a statement of damages, in which they indicated they are seeking an aggregate of $25 million in general damages, $6.5 million in special damages and exemplary and punitive damages to be established by the trier of fact.  The Company disputes that the plaintiffs are entitled to any damages, and it continues to believe that the plaintiffs’ claims are without merit and intends to vigorously defend its position.  Discovery in this action is ongoing, and the Company has filed motions for summary judgment of certain of the plaintiff’s claims based on the statute of limitations applicable to such claims, which motions are scheduled to be heard in December 2012.  Therefore, at this stage, the Company is unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, three-dimensional non-contact measurement equipment and advanced automated manufacturing systems.  Our products are used worldwide in industries including scientific research, defense/security, microelectronics, life and health sciences and industrial markets.  We operate within three distinct business segments, our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division.  All of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

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

Acquisition

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of our wholly owned subsidiary with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.  This acquisition expanded our optical power meter and fiber optic source product offerings, and added laser diode instrumentation and laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio.  ILX is now a part of our PPT Division.

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

(In thousands)
Assets acquired and liabilities assumed:
Cash	$44
Accounts receivable	1,224
Inventories	861
Other assets	587
Goodwill	3,762
Developed technology	2,800
Customer relationships	1,100
Other intangible assets	1,090
Deferred income taxes	(1,841)
Other liabilities	(644)
$8,983

The goodwill related to this acquisition has been allocated to our PPT Division and will not be deductible for tax purposes, as this was a merger.

Goodwill

During 2011, we acquired multiple businesses, which resulted in us recording goodwill in our Lasers Division and Ophir Division of $6.1 million and $67.8 million, respectively.  Political deadlock in Congress due to ideological differences and the current presidential election year in the U.S., as well as the prospect of automatic spending cuts scheduled to take effect in January 2013 absent Congressional action, have created enormous uncertainty in the levels of Federal spending on research and defense programs for 2013. As a result, many research customers have reduced their spending for any new research projects in 2012 that would extend into 2013 until they have better visibility as to their 2013 funding levels.  Similarly, many U.S. defense contractors have reduced their spending levels in 2012 until they have better visibility as to defense procurement levels in 2013.  Further, the uncertainty caused by the massive overhaul of the U.S. healthcare system under recent legislation, as well as the possibility for repeal of that legislation in the future, have caused many customers in the life and health sciences market to halt, delay or reduce their spending until they have better visibility as to the future regulatory environment.  As a result, our actual 2012 sales, and in particular the sales of our Ophir Division, are below the levels that we had originally forecasted.  These sales levels and other factors could negatively impact our evaluation of the goodwill associated with our business.  We believe that the assumptions we use in evaluating the goodwill associated with our business are reasonable, however we may be required to recognize a goodwill impairment charge in the future as a result of subsequent changes to the factors underlying such assumptions.

Stock-Based Compensation

During the nine months ended September 29, 2012, we granted 0.5 million restricted stock units and 0.4 million stock-settled stock appreciation rights with weighted average grant date fair values of $17.11 and $7.92, respectively.

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands)	2012	2011	2012	2011
Cost of sales	$189	$133	$490	$354
Selling, general and administrative expenses	1,767	1,210	5,075	3,807
Research and development expense	217	166	700	518
	$2,173	$1,509	$6,265	$4,679

Results of Operations for the Three and Nine Months Ended September 29, 2012 and October 1, 2011

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	55.6	56.4	54.9
Gross profit	44.0	44.4	43.6	45.1

Selling, general and administrative expenses	26.1	24.2	27.2	24.4
Research and development expense	9.0	8.9	8.9	8.3
Operating income	8.9	11.3	7.5	12.4

Foreign currency translation gain from dissolution of subsidiary	-	-	-	1.9
Gain on sale of investments	0.6	-	1.4	-
Interest and other expense, net	(1.5)	(1.9)	(1.6)	(1.6)
Income before income taxes	8.0	9.4	7.3	12.7

Income tax provision	2.8	1.1	2.2	0.9
Net income	5.2	8.3	5.1	11.8
Net loss attributable to non-controlling interests	(0.1)	-	(0.0)	-
Net income attributable to Newport Corporation	5.3%	8.3%	5.1%	11.8%

In the following discussion regarding our net sales, certain prior period amounts have been reclassified between end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended September 29, 2012 increased by $17.3 million, or 13.8%, compared with the corresponding period in 2011.  Net sales for the nine months ended September 29, 2012 increased by $69.6 million, or 18.1%, compared with the corresponding period in 2011.  For the three months ended September 29, 2012, net sales by our PPT Division decreased $2.8 million, or 3.5%, compared with the corresponding prior year period, and net sales by our Lasers Division decreased $4.1 million, or 8.8%, compared with the corresponding prior year period.  For the nine months ended September 29, 2012, net sales by our PPT Division decreased $8.4 million, or

3.4%, and net sales by our Lasers Division decreased $1.1 million, or 0.8%, compared with the corresponding prior year period.  Our Ophir Division, which we established in connection with our acquisition of Ophir Optronics Ltd. (Ophir) in October 2011, contributed net sales of $24.2 million and $79.1 million for the three and nine months ended September 29, 2012, respectively.  Our net sales for the three and nine months ended September 29, 2012 also included $5.3 million and $20.9 million, respectively, of net sales from High Q Laser GmbH (High Q), which we acquired in July 2011 and which is included in our Lasers Division, and $1.9 million and $5.5 million, respectively, of net sales from ILX, which we acquired in January 2012 and which is included in our PPT Division.  Net sales from High Q for the three and nine months ended October 1, 2011 were $4.9 million.  We did not have any comparable sales for Ophir or ILX in the prior year periods.

For the three months ended September 29, 2012 compared with the corresponding period in 2011, we experienced increases in net sales to our industrial manufacturing and other end markets and to our scientific research and defense/security end markets, and decreases in sales to our life and health sciences and microelectronics end markets.  For the nine months ended September 29, 2012 compared with the corresponding period in 2011, we experienced increases in net sales to all of our end markets, except for the microelectronics market.  Sales by Ophir were primarily to customers in our scientific research and defense/security end markets and industrial manufacturing and other end markets, sales by High Q were primarily to customers in our life and health sciences end market, and sales by ILX were primarily to customers in our industrial and other end markets.

Net sales to the scientific research and defense/security markets for the three months ended September 29, 2012 increased $8.0 million, or 19.1%, compared with the same period in 2011.  Net sales to these markets for the nine months ended September 29, 2012 increased $28.3 million, or 23.0%, compared with the same period in 2011.  The increases in both periods were due to the addition of sales from our acquisition of Ophir, which contributed sales to these markets of $11.6 million and $38.6 million during the three and nine months ended September 29, 2012, respectively, offset in part by lower sales to these markets by our Lasers Division and PPT Division due to adverse macroeconomic conditions in these markets as a result of budget constraints and uncertainty in future global research and defense spending levels.  Generally, our net sales to these markets by each of our divisions may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and aerospace/defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market for the three months ended September 29, 2012 decreased $1.3 million, or 3.8%, compared with the same period in 2011.  Net sales to this market for the nine months ended September 29, 2012 decreased $11.8 million, or 9.7%, compared with the same period in 2011.  The decreases in sales to this market in both periods were due primarily to cyclical downturns in the semiconductor equipment industry.  Sales to the microelectronics market were not impacted significantly by any of our acquisitions.

Net sales to the life and health sciences market for the three months ended September 29, 2012 decreased $1.5 million, or 5.0%, compared with the same period in 2011.  Net sales to this market for the nine months ended September 29, 2012 increased $17.7 million, or 21.7%, compared with the same period in 2011.  The decrease in sales to this market for the three month period was due primarily to lower sales of products for bioinstrumentation applications, offset in part by the addition of $1.8 million of sales from our acquisition of Ophir.  The increase in sales to this market for the nine month period was due primarily to our acquisitions of High Q and Ophir, which contributed total sales of $26.9 million to this market during this period, offset in part by decreased sales of products for bioinstrumentation applications.  High Q contributed $4.2 million of sales to this market in both prior year periods.

Net sales to our industrial manufacturing and other end markets for the three months ended September 29, 2012 increased $12.1 million, or 64.4%, compared with the same period in 2011.  Net sales to these markets for the nine months ended September 29, 2012 increased $35.4 million, or 61.6%, compared with the same period in 2011.  The increases in sales to these markets in both periods were due primarily to our acquisitions of Ophir and ILX, which contributed total sales to these markets of $10.6 million and $32.5 million during the three and nine months ended September 29, 2012, respectively.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended
	September 29,	October 1,		Percentage
(In thousands)	2012	2011	Increase	Increase
United States	$61,741	$57,729	$4,012	6.9%
Germany	16,225	16,058	167	1.0
Other European countries	18,913	15,941	2,972	18.6
Japan	15,913	10,323	5,590	54.2
Other Pacific Rim countries	20,157	19,223	934	4.9
Rest of world	9,932	6,324	3,608	57.1
	$142,881	$125,598	$17,283	13.8%

	Nine Months Ended
	September 29,	October 1,		Percentage
(In thousands)	2012	2011	Increase	Increase
United States	$188,997	$173,624	$15,373	8.9%
Germany	56,228	38,029	18,199	47.9
Other European countries	56,388	51,483	4,905	9.5
Japan	47,028	37,081	9,947	26.8
Other Pacific Rim countries	73,346	59,233	14,113	23.8
Rest of world	31,716	24,691	7,025	28.5
	$453,703	$384,141	$69,562	18.1%

The increases in sales to customers in the United States and Germany for the three months ended September 29, 2012 compared with the corresponding period in 2011 were attributable to higher sales to our industrial manufacturing and other end markets and our scientific research and defense/security end markets, offset in part by lower sales to our microelectronics and life and health sciences end markets.  The increases in sales into these countries for the nine months ended September 29, 2012 compared with the corresponding period in 2011 were attributable to higher sales to all of our end markets other than the microelectronics market.  In particular, in the United States, sales to our industrial manufacturing and other end markets, and our scientific research and defense/security end markets, were positively impacted by our acquisition of Ophir.  In Germany, sales to our life and health sciences market were positively impacted by our acquisition of High Q.

The increases in sales to customers in other parts of Europe for the three and nine months ended September 29, 2012 compared with the corresponding prior year periods were attributable to higher sales to all of our end markets other than the microelectronics market.

The increases in sales to customers in Japan for the three and nine months ended September 29, 2012 compared with the corresponding prior year periods were due to higher sales to all of our end markets other than the life and health sciences market.

The increases in sales to customers in other parts of the Pacific Rim for the three and nine months ended September 29, 2012 compared with the corresponding prior year periods were due to higher sales to all of our end markets, with the exception of lower sales to our scientific research and defense/security markets for the three month period and lower sales to our life and health sciences market for the nine month period.

The increase in sales to customers in the rest of the world for the three and nine months ended September 29, 2012 compared with the corresponding prior year periods were due to higher sales to all of our end markets other than the microelectronics market.

Gross Margin

Gross margin was 44.0% and 44.4% for the three months ended September 29, 2012 and October 1, 2011, respectively, and 43.6% and 45.1% for the nine months ended September 29, 2012 and October 1, 2011, respectively.  The addition of Ophir in October 2011 has resulted in decreases in overall gross margins for the 2012 periods compared with the 2011 periods, as the gross margins of our Ophir Division are generally lower than our overall gross margins.  In addition, gross margins of our PPT Division decreased in the current year periods compared with the prior year periods due to a higher proportion of sales of lower margin products.  Gross margins of our Lasers Division increased during the three months ended September 29, 2012 compared with the corresponding prior year period, due to lower charges for excess and obsolete inventory and lower manufacturing costs related to certain products.  Gross margins of our Lasers Division increased during the nine months ended September 29, 2012 due to lower charges for excess and obsolete inventory and warranty reserves, offset in part by higher manufacturing costs for certain products.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $37.3 million, or 26.1% of net sales, and $30.4 million, or 24.2% of net sales, for the three months ended September 29, 2012 and October 1, 2011, respectively.  SG&A expenses totaled $123.3 million, or 27.2% of net sales, and $93.6 million, or 24.4% of net sales, for the nine months ended September 29, 2012 and October 1, 2011, respectively.  The increases in SG&A expenses in the 2012 periods compared with the prior year periods were due to increased personnel costs and amortization expenses related to acquired intangible assets as a result of our acquisitions of Ophir, High Q and ILX.  SG&A expenses related to Ophir, High Q and ILX totaled $9.4 million and $31.2 million for the three and nine months ended September 29, 2012, respectively. In the prior year periods, SG&A expenses related to High Q, which we acquired in July 2011, totaled $0.8 million, and there were no comparable SG&A expenses for Ophir or ILX.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period.  Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $12.9 million, or 9.0% of net sales, and $11.2 million, or 8.9% of net sales, for the three months ended September 29, 2012 and October 1, 2011, respectively.  R&D expense totaled $40.3 million, or 8.9% of net sales, and $31.8 million, or 8.3% of net sales, for the nine months ended September 29, 2012 and October 1, 2011, respectively.  The increases in R&D expense in the current year periods compared with the prior year periods were due to the addition of R&D expense of Ophir, High Q and ILX. R&D expense for Ophir, High Q and ILX totaled $3.5 million and $11.1 million for the three and nine months ended September 29, 2012, respectively. In the prior year periods, R&D expense related to High Q totaled $0.5 million, and there was no comparable R&D expense for Ophir or ILX. The increases in R&D expense in the current year periods were offset in part by decreased spending in our PPT Division and in other parts of our Lasers Division due to reductions in headcount, suspension of work on certain projects and the completion of other projects.

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

Gain on Sale of Investments

We hold equity interests in privately-held corporations, which were accounted for using the cost method.  During previous years, we had reduced the carrying values of these interests to zero due to the corporations’ poor financial condition at that time.   In the second quarter of 2012, one of these corporations was acquired in a merger transaction, and we received $5.3 million for our interest as a result of the acquisition.  In the third quarter of 2012, another of these corporations redeemed its shares from us for $1.0 million, which amount was received in the fourth quarter of 2012.

Interest and Other Expense, Net

Interest and other expense, net totaled $2.1 million and $2.3 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $7.1 million and $6.4 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.  The decrease in interest and other expense, net for the three months ended September 29, 2012 compared with the same period in 2011 was due primarily to lower interest expense as a result of the repayment of our convertible notes in February 2012 and to foreign currency transaction gains, offset in part by derivative instrument losses and by interest expense related to the term loan under our secured credit facility.  The increase in interest and other expense, net for the nine months ended September 29, 2012 compared with the same period in 2011 was due primarily to a $0.6 million gain that occurred in the second quarter of 2011 associated with the recovery of amounts relating to previously discontinued operations, which did not recur in the 2012 period, and derivative instrument losses that occurred in the 2012 period, offset in part by lower interest expense as a result of the repayment of our convertible notes.

Income Taxes

Our effective tax rate was 34.4% and 11.5% for the three months ended September 29, 2012 and October 1, 2011, respectively, and 30.4% and 7.3% for the nine months ended September 29, 2012 and October 1, 2011, respectively.  We had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During the fourth quarter of 2011, we achieved a cumulative three-year income position in the United States.  Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that the net deferred tax assets (exclusive of deferred tax liabilities related to indefinite-lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, certain foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets, and we therefore released substantially all of the valuation allowance against our U.S. deferred tax assets.  During the first quarter of 2012, we released $1.4 million of our remaining valuation allowance related to certain deferred tax assets due to the expected recovery of certain investments and capital loss carryovers.  During the second quarter of 2012, we substantially completed a corporate reorganization related to the U.S. subsidiaries of Ophir, which necessitated updates to the estimated state tax rates used to value our domestic deferred tax assets and liabilities, and as a result, we recognized a $1.0 million tax benefit.  During the third quarter of 2012, we released $0.4 million of our valuation allowance related to certain deferred tax assets due to the recovery of certain other investments. Our effective tax rates for the three and nine months ended September 29, 2012 reflected a return to statutory tax rates in the United States, offset in part by the items outlined above.  Our effective tax rates for the three and nine months ended October 1, 2011 were favorably impacted by a greater percentage of our earnings being reported in the U.S., which was offset by a reduction in the valuation allowance maintained against our U.S. deferred tax assets at that time.  In addition, in the first quarter of 2011, we recognized as a discrete item a non-taxable currency translation gain of $7.2 million associated with the dissolution of our French financing subsidiary, which was a disregarded entity for U.S. tax purposes.

Under Accounting Standards Codification (ASC) 740-270, Income Taxes – Interim Reporting, we are required to evaluate and make any necessary adjustments to our effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate our annual effective tax rate.  Our assumptions relate to factors such as the projected level and projected mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which we conduct business.  In addition, jurisdictions for which we have projected losses for the year, or a year-to-

date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. Changes in our assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.

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

The income tax returns of one of our wholly owned Japanese subsidiaries for the taxable years of 2009 through 2011 are currently under audit by the Japanese tax authorities.  We do not expect the results of this examination to have a material effect on our financial condition or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances increased to a total of $76.9 million as of September 29, 2012 from $72.9 million as of December 31, 2011.  This increase was attributable primarily to cash provided by operating activities, offset in part by cash used for net repayments of debt, payment of the purchase price for our acquisition of ILX, annual incentive compensation payouts and the purchases of property and equipment.

Net cash provided by our operating activities of $54.3 million for the nine months ended September 29, 2012 was attributable primarily to cash provided by our results of operations, a decrease in accounts receivable of $4.0 million due to the timing of collections and an increase in accrued expenses and other liabilities of $2.7 million due to the timing of payments, offset in part by a decrease in accrued payroll and related expenses of $9.4 million due primarily to annual incentive compensation payouts, an increase in gross inventory of $3.8 million and a decrease in accounts payable of $1.1 million due to timing of payments.

Net cash used in investing activities of $3.9 million for the nine months ended September 29, 2012 was attributable to net cash paid for our acquisition of ILX of $8.9 million, purchases of property and equipment of $8.3 million and net purchases of marketable securities of $1.4 million, offset in part by the net change in restricted cash of $9.4 million, which was primarily a result of the lapse of restrictions on cash, which had been held, and was subsequently used, for repayment of our convertible notes, and $5.4 million in cash received on the sale of assets.

Net cash used in financing activities of $37.9 million for the nine months ended September 29, 2012 was attributable to net repayments of borrowings of $37.3 million (which consisted primarily of principal payments on the term loan under our secured credit facility of $13.9 million, the repayment of the remaining $12.4 million of our convertible notes, the repayment of $6.5 million of loans in Israel, and the repayment of all of our loans and lines of credit in Austria totaling $4.2 million) and payments of $3.1 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds of $2.4 million from the sale of stock under employee stock plans.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of our domestic assets as well as a pledge of certain shares of our subsidiaries.  The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%.  The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on our consolidated leverage ratio, as defined in and calculated under the Credit Agreement, provided that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans.  Principal amortization and interest payments on the term loan are due quarterly.  At September 29, 2012, we had a remaining balance of $171.1 million outstanding on the term loan with an effective interest rate of 2.97%.  At September 29, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million.  Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

During 2011, we issued 200 million yen ($2.6 million at September 29, 2012) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in long-term debt in the accompanying consolidated balance sheets as of September 29, 2012.

At September 29, 2012, we had (i) four revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) seven loans with Japanese banks; and (iv) six loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$5.8	$7.4	1.18% to 2.475%	Various dates through July 2013

Japanese agreements for sale of receivables	$1.1	$6.0	1.48%	No expiration dates

Japanese loans	$1.3	$-	1.25% to 1.45%	Various dates through November 2016

Israeli loans	$4.1	$-	2.97% to 4.50%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during the nine months ended September 29, 2012.  As of September 29, 2012, 3.9 million shares remained available for purchase under the program.  However, the terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to purchase additional shares under this program during the term of such facility.

During the remainder of 2012, we expect to use $2 million to $4 million of cash for capital expenditures.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other.  ASU No. 2012-02 allows, but does not require, companies first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  ASU No. 2012-02 will be effective for fiscal years beginning after September 15, 2012 and early adoption is permitted but has not been elected.  The adoption of ASU No. 2012-02 will not have a material impact on our financial position or results of operations.

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

We use foreign currency option and forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables, payables and other expenses.  These derivative instruments are used as an economic hedge.  However, we have not elected hedge accounting treatment and therefore, all changes in value of these derivative instruments are reflected in interest and other expense, net in our consolidated statements of income.  We do not engage in currency speculation.  All of our outstanding foreign currency option and forward exchange contracts are entered into to reduce the volatility of earnings, primarily related to Israeli shekel-based expenses.  If the counterparties to these contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

As currency exchange rates change, translation of the statements of income of international operations into U.S. dollars affects the year-over-year comparability of operating results.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.  Changes in currency exchange rates that would have the largest impact on translating our future international operating income include changes to the exchange rates of the U.S. dollar to the euro and Japanese yen.

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 29, 2012.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	September 29, 2012
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$907	3.70
Fair value	$(49)

Foreign currency options
Israeli Shekel - call options	$38,702	3.98
Israeli Shekel - put options	(39,870)	3.78
	$(1,168)
Fair value	$(75)

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $76.9 million at September 29, 2012, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $6.6 million at September 29, 2012, are sensitive to interest rates and economic conditions in Europe.

We have a term loan with an outstanding principal balance of $171.1 million and a $65 million revolving line of credit in the United States, as well as various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our term loan and revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of September 29, 2012:

	Expected Maturity Date
(US$ equivalent in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$4,625	$27,748	$27,748	$27,748	$83,256	$-	$171,125	$174,955
Weighted average interest rate	2.97%	2.97%	2.97%	2.97%	2.97%	0.00%	2.97%
Fixed rate (non-US$)	$400	$1,617	$4,167	$600	$-	$-	$6,784	$6,450
Weighted average interest rate	3.16%	3.16%	1.60%	2.97%	0.00%	0.00%	2.18%
Variable rate (non-US$)	$1,832	$5,536	$358	$209	$119	$-	$8,054	$8,071
Weighted average interest rate	1.91%	1.97%	1.30%	1.30%	1.25%	0.00%	1.90%
Total debt obligations	$6,857	$34,901	$32,273	$28,557	$83,375	$-	$185,963	$189,476
Weighted average interest rate	2.70%	2.82%	2.77%	2.96%	2.97%	0.00%	2.89%

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

In May 2012, the plaintiffs filed their response to our demand for a statement of damages, in which they indicated they are seeking an aggregate of $25 million in general damages, $6.5 million in special damages and exemplary and punitive damages to be established by the trier of fact.  We dispute that the plaintiffs are entitled to any damages, and we continue to believe that the plaintiffs’ claims are without merit and intend to vigorously defend our position.  Discovery in this action is ongoing, and we have filed motions for summary judgment of certain of the plaintiffs’ claims based on the statute of limitations applicable to such claims, which motions are scheduled to be heard in December 2012.  Therefore, at this stage, we are unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K/A for the year ended December 31, 2011 contains a full discussion of the risks associated with our business.  An expanded discussion regarding risks associated with our acquisitions and with unfavorable economic and market conditions is included hereinbelow.  There have been no other material changes to the risks described in our Annual Report on Form 10-K/A.

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

During 2011, we acquired multiple businesses, which resulted in us recording goodwill in our Lasers Division and Ophir Division of $6.1 million and $67.8 million, respectively.  Political deadlock in Congress due to ideological differences and the current presidential election year in the U.S., as well as the prospect of automatic spending cuts scheduled to take effect in January 2013 absent Congressional action, have created enormous uncertainty in the levels of Federal spending on research and defense programs for 2013.  As a result, many research customers have reduced their spending for any new research projects in 2012 that would extend into 2013 until they have better visibility as to their 2013 funding levels.  Similarly, many U.S. defense contractors have reduced their spending levels in 2012 until they have better visibility as to defense procurement levels in 2013.  Further, the uncertainty caused by the massive overhaul of the U.S. healthcare system under recent legislation, as well as the possibility for repeal of that legislation in the future, have caused many customers in the life and health sciences market to halt, delay or reduce their spending until they have better visibility as to the future regulatory environment.  As a result, our actual 2012 sales, and in particular the sales of our Ophir Division, are below the levels that we had originally forecasted.  These sales levels and other factors could negatively impact our evaluation of the goodwill associated with our business.  We believe that the assumptions we use in evaluating the goodwill associated with our business are reasonable, however we may be required to recognize a goodwill impairment charge in the future as a result of subsequent changes to the factors underlying such assumptions.

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

In particular, our worldwide customers in the scientific research and defense markets rely to a large extent on government funding for their research and defense-related programs, and utilize this funding to purchase our products utilized in these programs.  Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures could result in reduced sales of our products to these customers, which would have an adverse impact on our results of operations.

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

Ongoing concerns regarding the global availability of credit also may make it more difficult for our customers to raise capital, whether debt or equity, to finance their projects and purchases of capital equipment. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, could adversely affect sales of our products and systems, particularly high-value lasers and systems, and therefore harm our business and operating results.

In the United States, uncertainty over U.S. fiscal policy, including the potential for the so-called “fiscal cliff” has likely had a recent adverse impacted on U.S. financial markets and overall economic activity.  The “fiscal cliff” refers to a series of tax increases and government spending reductions that will automatically occur at the end of 2012 in the absence of Congressional action to delay or offset these actions.  If ultimately realized, the fiscal cliff would likely negatively impact global economic activity, including possibly sending the U.S. into a new recession.  It would also likely have negative repercussions on U.S. and global credit and financial markets, and further exacerbate sovereign debt concerns in the European Union.  All of these factors would likely adversely impact the global demand for our products and the performance of our investments, and would likely have a material adverse effect on our business, results of operations and financial condition.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2012	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.