Form 10-K
period 2012-12-29
NEWPORT CORP
filed 2013-03-14
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $449.3 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 28, 2013, 38,717,833 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which is expected to be held on May 21, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.  Only those portions of the Proxy Statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  As such, our actual results may differ significantly from those expressed in any forward-looking statements.  Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K.  Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission.  In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information.  Except as required by law, we undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  BUSINESS

General Description of Business

Newport Corporation (collectively with our subsidiaries, referred to as “Newport,” “we,” “our” and “us”) is a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, defense/security, life and health sciences, and industrial markets.  We provide a broad portfolio of products to customers in these end markets, allowing us to offer them an end-to-end resource for photonics solutions.

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

We provide a wide range of photonics technology and products designed to enhance the capabilities and productivity of our customers’ precision applications, including:

•                  lasers and laser technology, including solid-state lasers, ultrafast lasers and laser systems, tunable lasers, fiber lasers, and gas lasers;

•                  optical components and subassemblies, including precision laser optics and opto-mechanical subassemblies, optics and lens assemblies for thermal imaging, thin-film optical filters, and ruled and holographic diffraction gratings;

•                  photonics instruments, systems and components, including optical power and energy meters, light sources, optical detectors and modulators, laser beam profilers, monochromators, spectroscopy instrumentation, laser diode controllers and drivers, and laser diode burn-in and life test systems;

•                  high-precision positioning products and systems;

•                  vibration isolation products and systems;

•                  advanced automated manufacturing systems used in the manufacture of solar panels and communications and electronics devices; and

•                  three dimensional non-contact measurement sensors and equipment.

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

For more than fifty years, we have serviced the needs of research laboratories for precision equipment.  We have made a number of acquisitions, which have contributed to the expansion of our product offerings, technology base and geographic presence and have allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated solutions for research and commercial applications.  Through our own product development and our acquisitions of companies and businesses, including our acquisition of Spectra-Physics, Inc. and related photonics entities (collectively, Spectra-Physics) in 2004, our acquisition of the New Focus business in 2009, and our most recent acquisitions discussed below, we have built a family of industry-leading product brands, including our ILX Lightwave®, New Focus™, Newport™, Ophir®, Optimet™, Oriel® Instruments, Richardson Gratings™, Spiricon®, and Spectra-Physics® brands.

Acquisitions

In July 2011, we acquired High Q Technologies GmbH and its subsidiaries (High Q).  This acquisition has broadened our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and has expanded our presence in European laser markets.

In October 2011, we acquired Ophir Optronics Ltd. and its subsidiaries (Ophir).  This acquisition has significantly expanded our capabilities in infrared optics and photonics instrumentation, adding to our product offerings Ophir’s precision infrared optics and lens assemblies; laser measurement instrumentation, including laser beam profilers and laser power and energy meters and sensors; and three-dimensional non-contact measurement sensors and equipment.

In January 2012, we acquired ILX Lightwave Corporation (ILX).  This acquisition further expanded our photonics instrumentation and systems offerings, adding to our product portfolio ILX’s diode laser controllers and drivers, temperature controllers, current sources, optical power and wavelength meters, semiconductor laser/LED burn-in, test and characterization systems, and fiber optic sources.

Divestitures

In 2010, we concluded that our Hilger Crystals Limited subsidiary, which we acquired as part of the Spectra-Physics acquisition and which manufactures infrared, x-ray and gamma ray synthetic crystals primarily for security applications, was not a strategic fit with our overall business.  As a consequence, we sold all of the outstanding capital stock of Hilger Crystals Limited in July 2010.

We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives.  Conversely, from time to time, we review our businesses to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance.  See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview) beginning on page 40, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-14, of this Annual Report on Form 10-K for additional information.

Our Markets

We sell our products, subsystems and systems to original equipment manufacturer (OEM) and end-user customers in markets and for applications that are enabled or enhanced by the use of photonics technology, including primarily:

•                  Scientific Research.  We are one of the world’s leading suppliers of lasers and other photonics products to scientific researchers.  For more than fifty years, we have worked closely with the research community to pioneer new applications and technologies.  Today, we continue to help researchers extend the frontiers of science in a variety of research areas, including spectroscopy, ultrafast phenomena, terahertz imaging, laser-induced fluorescence, chemical analysis, materials science, light detection and ranging (LIDAR) and nonlinear optics.

•                  Microelectronics.  Photonics technology addresses a number of vital applications in the microelectronics market.  It is a key technology used in the manufacture of semiconductors, flat panel displays and printed circuit boards, enabling the increased functionality, shrinking device dimensions and increased component density needed for next-generation electronic products, including smartphones, tablet computers, e-readers, personal media players and digital cameras.  It is also a key technology deployed in the manufacture of light emitting diodes (LEDs) to help increase brightness and reduce manufacturing costs.  In addition, photonics technology enables the manufacture of solar panels with higher efficiency and at a lower cost per watt as that industry strives to make solar power more cost competitive.  Our products are used in several key applications in the microelectronics market, including semiconductor lithography, wafer inspection and metrology, reticle inspection, wafer dicing and scribing, wafer and component marking, printed circuit board drilling and cutting, resistor trimming, flat panel display manufacturing, LED scribing, solar panel scribing and structuring, solar cell testing and characterization, and solar cell efficiency enhancement.

•                  Life and Health Sciences.  Photonics is increasingly becoming an enabling technology in the life and health sciences market.  We provide products for diagnostic and analytical instrumentation, bioimaging and medical procedures.  Our products are used in applications such as optical coherence tomography, multiphoton and confocal microscopy, flow cytometry, matrix-assisted laser desorption/ionization time-of-flight mass spectrometry, laser microdissection, DNA microarrays and blood analysis to enable advancements in the fields of molecular biology, proteomics and drug discovery.  Our products are also used in medical applications, including precision laser surgery, dental computer-aided design/computer-aided manufacturing (CAD/CAM) scanning and medical device manufacturing.

•                  Defense/Security.  The drive for more technologically advanced weapons and surveillance techniques is producing increased investment in photonics-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures.  In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision.  Our optical components and lenses are used in a wide range of advanced applications in this market, including infrared observation systems, imaging systems for manned and unmanned aircraft, driver vision enhancement (DVE) systems and targeting systems.  Our other photonics products are also used by aerospace and defense engineers to develop, assemble, test and calibrate equipment and, in some cases, are incorporated into weapon or sensor systems for applications including target recognition and acquisition, LIDAR, range finding, missile guidance, and advanced weapons development.

•                  Industrial.  Our lasers, optics and other photonics products are used in applications across a wide range of industries, including precision manufacturing applications, automotive safety, industrial lasers, image recording and telecommunications.  The precision manufacturing applications served by our products include rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling and high-precision marking and engraving.

Our Operating Divisions in 2012

During 2012, we operated our business in three divisions, our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division.  These three divisions represent our reportable segments for our fiscal years 2011 and 2012, and our PPT and Lasers Divisions represent our reportable segments for fiscal year 2010, in the financial statements which are included in this Annual Report on Form 10-K.  The businesses and principal product offerings of these divisions are discussed below.  In January 2013, we reorganized our operations to create three new operating groups, our Photonics Group, our Lasers Group and our Optics Group.  Additional information regarding our new operating groups is included under the heading “Reorganization of Operating Groups” on page 11.

Photonics and Precision Technologies Division

Our PPT Division’s products and systems are sold to end users in all of our target end markets.  We also sell products and subassemblies to OEM customers that integrate them into their systems, particularly for microelectronics and life and health sciences applications.  The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optics, optical hardware, and opto-mechanical subassemblies.  The addition of ILX in 2012 broadened our product offerings in photonics instrumentation, particularly in the areas of semiconductor laser/LED instrumentation and burn-in, test and characterization systems.  The PPT Division also offers automated systems for advanced applications in the manufacturing of solar panels and communications and electronic devices, including microwave, optical, radio frequency (RF) and multi-chip modules.

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

•   Chemical composition analysis

•   Colorimetry

•   Lifetime testing of laser diodes

•   Optical power and energy measurement for free space and fiber-directed laser light

•   Solar cell characterization and measurements

•   Spectroscopy

•   Testing and characterization of optical fibers and passive fiber optical components

Vibration Isolation Systems and Subsystems	• Passive isolation systems • Active vibration damping systems • Elastomeric mounts • Honeycomb and granite structures • Optical tables, support systems and accessories • Workstations

•   Foundation platforms for laser systems

•   Isolated platforms for semiconductor equipment

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

•   Autocollimators

•   Custom multi-axis positioning systems

•   Fast steering mirrors

•   Fiber alignment stages and accessories

•   Hexapod positioning systems

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

•   High resolution non-contact metrology for angular measurements

•   Laser beam stabilization and pointing

•   Laser system alignment and beam steering for inspection, laser processing and communications

•   Precision alignment in fiber optic, telecommunication and laser device assembly

•   Sample or sensor manipulation for imaging and microscopy

•   Sample sorting and sequencing for DNA research

•   Solar cell test and characterization

•   Tracking and targeting test systems for defense/security applications

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

•   Cell sorting for genomic research

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

Lasers Division

Our Lasers Division, which was formed in July 2004 in connection with our acquisition of Spectra-Physics, offers a broad portfolio of laser technology products and services to OEM and end-user customers in all of our target end markets.  Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers, fiber lasers and gas lasers.  In addition to providing a wide range of standard and configured laser products and accessories to our end-user customers, we also work closely with our OEM customers to develop laser and laser system designs optimized for their product and technology roadmaps.  The addition of High Q Laser in 2011 broadened our Lasers Division’s ultrafast laser products and capabilities, particularly for applications in the life and health sciences market.

Products

The following table summarizes our primary laser and laser-based system product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications

Ultrafast Lasers and Systems

•   InSight™ DeepSee™ tunable ultrafast lasers

•   Spirit™ high repetition rate ultrafast lasers

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

•   Femtosecond spectroscopy

•   Micro-machining and other high-precision materials processing applications

•   Multiphoton microscopy

•   Supercontinuum and high harmonic generation

•   Terahertz imaging

•   Time-resolved photoluminescence

•   Two-photon polymerization

•   Ultrafast laser surgery

•   Medical device manufacturing

Fiber Lasers	• Quasar® high power UV and green hybrid fiber lasers

•   Glass processing

•   Printed circuit board, flexible circuits, flip chips and high density interconnect manufacturing

•   Silicon wafer processing

•   Ceramic processing

•   LED manufacturing

•   Solar cells manufacturing

•   Flat panel display manufacturing

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

•   Pump source for ultrafast lasers

•   Rapid prototyping

•   Resistor trimming

•   Semiconductor wafer and flat panel display marking

•   Silicon micromachining

•   Solar cell manufacturing

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers

•   Millennia® eV, Millennia Prime and Millennia Edge CW green lasers

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

Ophir Division

Our Ophir Division, which was formed in October 2011 in connection with our acquisition of Ophir, offers precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement equipment to OEM and end-user customers in all of our target end markets.  This division designs and produces a full range of high performance infrared optics and opto-mechanical lens assemblies and components for defense/security and commercial applications.  Our Ophir Division also offers a complete line of laser instrumentation, including laser power and energy meters and laser beam profilers, for applications in the industrial, life and health sciences and scientific research markets.  This division also manufactures and supplies three-dimensional non-contact measurement systems and sensors that are used for in-process inspection, quality control and reverse engineering in the industrial, microelectronics and life and health sciences markets, particularly for digital dentistry applications.

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

Optics

•   Optical lens assemblies and elements for cooled infrared cameras

•   Optical lens assemblies and elements for uncooled infrared cameras

•   Optical lenses for infrared radiometric/thermograph systems

•   Infrared optics

•   CO2 laser optics

• Thermal imaging and observation systems • Targeting and fire control systems • Automotive safety systems • Commercial security cameras • CO2 laser cutting, drilling and welding systems

Category	Products	Representative Applications

Photonics Instruments	• Laser beam profilers • Laser power and energy meters • Laser power and energy sensors	• Analysis of optical power and energy profile of laser beams • Measurement and monitoring of optical power and energy levels of laser beams and other light sources

Three-Dimensional Non-Contact Measurement Equipment	• 3D sensors • 3D scanning systems

•   High precision three-dimensional non-contact measurements

•   In process inspection and testing in manufacturing processes

•   Dental CAD/CAM scanning for computerized design and manufacturing of crowns, bridges and other dental restorations

Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-39.  A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 49.  We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business internationally” on page 21.

Reorganization of Operating Groups

In January 2013, we reorganized our operations to create three new operating groups: our Photonics Group, our Lasers Group and our Optics Group.  These operating groups will represent our reportable segments commencing in the first quarter of 2013.  Our primary objectives for this reorganization are: to align our company’s common technologies and products within the same operating groups, better leveraging our resources and fostering increased collaboration among our employees with expertise in those technologies and products; and to simplify and streamline our entire organization, further empowering our business teams, increasing the speed of our decision-making and enabling better responsiveness to the needs of our customers.

Our new Lasers Group is substantially the same as our Lasers Division.  Our Photonics Group is comprised primarily of the photonics products and technologies of our PPT Division and our Ophir Division.  Our Optics Group is comprised primarily of the optical components and integrated solutions products and technologies of our PPT Division and our Ophir Division.

As a result of this realignment, the primary product offerings of each of our new operating groups are as follows:

Operating Group	Product Categories

Photonics Group

•      Photonics instruments and systems

•      Vibration isolation systems and subsystems

•      Precision positioning devices, systems and subsystems

•      Laser optics and optical components for research applications

•      Optical hardware

•      Three-dimensional non-contact measurement sensors and equipment

Operating Group	Product Categories
Lasers Group

•      Ultrafast lasers and systems

•      Fiber lasers

•      Diode-pumped solid state Q-switched lasers

•      Diode-pumped solid state continuous wave (CW) and quasi-CW lasers

•      High energy pulsed Nd:YAG and tunable lasers

•      Gas lasers

Optics Group

•      Optical lens assemblies and elements for infrared cameras and infrared radiometric/thermograph systems

•      Optics for infrared, visible and ultraviolet wavelengths

•      CO2 laser optics

•      Thin-film filters and coatings

•      Replicated mirrors

•      Ruled and holographic diffraction gratings

•      Optical and opto-mechanical subassemblies and subsystems

•      Advanced manufacturing systems

Sales and Marketing

We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our product catalogs and our web sites.  Our global direct sales organization is comprised of teams of field sales persons, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our U.S. locations in California, Connecticut, Massachusetts, Montana, New York and Utah, and at our locations in Austria, China, France, Germany, Israel, Japan, Singapore, Switzerland, Taiwan and the United Kingdom.  We have organized our field sales personnel, together with internal sales support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product areas and customer groups.  These sales teams are closely aligned with their respective product management, engineering and operations organizations.  In addition, to support our strategic growth initiatives in the Asia-Pacific region, we have established a dedicated team of field sales personnel and internal sales support personnel, which is responsible for sales of products of all of our operating groups in that region.

We sell our products and services to end-users, OEM customers and capital equipment customers.  These categories of customers require very different selling approaches and support requirements, and we have organized our sales teams to address these different requirements.  Our business groups generally have certain sales personnel who are focused on serving the needs of end-user customers (primarily in the scientific research market) and other sales personnel who serve our OEM and capital equipment customers.  Our OEM and capital equipment customers often have unique technical requirements and manufacturing processes, and may request specific system, subsystem or component designs.  Sales of our subsystem and capital equipment products often involve complex program management and long sales cycles, and require close cooperation between sales, operations and engineering personnel as well as collaboration across many of our product lines and areas of knowledge and expertise.  As such, we have developed teams of key account managers and business development managers to serve the unique requirements of these OEM and capital equipment customers.

We also actively market and sell our products in certain markets through independent sales representatives and distributors.  We have written agreements with substantially all of our representatives and distributors.  In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area.  These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.  Most distributor agreements are structured to provide distributors with sales discounts below the list price.  Representatives are generally paid commissions for sales of products.  No single independent representative or distributor accounted for more than 5% of our net sales in 2012.

We also market our standard products through our comprehensive web sites and our product catalog, The Newport Resource®, particularly for the scientific research market.  Our web sites provide customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information and literature and information request forms, and our Newport.com web site also features an online store, giving customers the ability to purchase a majority of our standard products.  Our web sites are widely used by our customers to review information about our technologies, products and services.  Our product catalog provides detailed product information as well as extensive technical and applications data.  The Newport Resource is published in English, French, German, Japanese and Mandarin.  New product supplements for each catalog are also distributed between publications.  We also publish and distribute a variety of sales literature and product brochures which focus on specific products, applications and end markets.

We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters.  The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as solar cell testing and characterization, multiphoton microscopy, ultrafast spectroscopy and laser micro-fabrication.  The TAC produces application notes and kits for these applications, publishes technical papers in scientific and technical journals, and provides our research and development teams with ideas for new products and product enhancements.  We also operate Applications Laboratories at our Santa Clara, California and Rankweil, Austria facilities, which provide support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products.  These laboratories are staffed with experienced laser material processing engineers, and demonstrate the performance of our products and integrated solutions in a wide range of advanced laser applications.  We believe that the TAC and the Applications Laboratories reinforce our position as a technology leader in the photonics industry, and that they serve as important sales tools by performing actual experiments to demonstrate how our products will perform in our customers’ applications.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies.  As of February 28, 2013, we had approximately 325 employees engaged in research and development.  We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers.  In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve.

Total research and development expenses were $52.7 million, or 8.8% of net sales, in 2012; $45.3 million, or 8.3% of net sales, in 2011; and $39.3 million, or 8.2% of net sales, in 2010.  Research and development expenses attributable to our PPT Division were $24.3 million, or 7.8% of net sales by that division, in 2012; $25.6 million, or 7.9% of net sales by that division, in 2011; and $23.9 million, or 8.0% of net sales by that division, in 2010.  Research and development expenses attributable to our Lasers Division were $19.0 million, or 10.4% of net sales by that division, in 2012; $17.8 million, or 9.3% of net sales by that division, in 2011; and $15.4 million, or 8.5% of net sales by that division, in 2010.  Research and development expenses attributable to our Ophir Division were $9.4 million, or 9.2% of net sales by that division, in 2012; and $1.9 million, or 6.8% of net sales by that division in 2011, following our acquisition of Ophir in October 2011.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets, primarily scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment customers), defense/security, life and health sciences and industrial manufacturing and other commercial markets.  We believe that our customer diversification minimizes our dependence on any single industry or group of customers.  In 2012, no single customer represented 10% or more of our consolidated net sales.  In certain of our end markets, particularly the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets.  We believe that our relationships with these customers and our other key customers are good.  However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis.  If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, it would have a long-term negative impact on our business and results of operations.

Competition

The markets we serve are intensely competitive and characterized by rapidly changing technology.  A small number of competitors have strong positions in certain of these markets.  The products and systems developed and manufactured by each of our former divisions and each of our current operating groups serve all of our targeted end markets.  The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors

Automated Manufacturing Systems	Besi Austria GmbH (Datacon) Jenoptik AG Manz AG	Nordson Corporation (ASYMTEK) Palomar Technologies, Inc.

Diffraction Gratings	Headwall Photonics, Inc. Horiba, Ltd. (Horiba Jobin Yvon)	Optometrics Corporation Spectrogon AB

Lasers	Coherent, Inc. GSI Group, Inc. (Excel Technology) IDEX Corporation (CVI Melles Griot) IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik AG Rofin-Sinar Technologies, Inc. Toptica Photonics AG Trumpf Group

Laser Optics	II-VI Incorporated Corning, Inc. (Tropel) Edmund Optics, Inc. IDEX Corporation (CVI Melles Griot) Jenoptik AG Qioptiq (formerly LINOS)	Sigma Koki Co., Ltd. Sumitomo Electric Industries, Ltd. Thorlabs, Inc. Umicore Laser Optics Zygo Corporation

Light Sources and Spectroscopy Instrumentation	Andor Technology plc Horiba, Ltd. (Horiba Jobin Yvon) Halma plc (Ocean Optics) Photon Technology International, Inc. Roper Industries (Princeton Instruments/Acton Research)	Sciencetech, Inc. Solar Light Company, Inc. Spectral Products Thorlabs, Inc.

Optical Filters	II-VI Incorporated Chroma Technology Corp. Ferroperm Optics A/S IDEX Corporation (Semrock)	JDS Uniphase Corporation Materion Corporation (Barr Associates) Omega Optical, Inc.

Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Corning, Inc. (Tropel) Edmund Optics, Inc. IDEX Corporation (CVI Melles Griot) Jenoptik AG	Qioptiq (formerly LINOS) Sigma Koki Co., Ltd. Thorlabs, Inc. Zygo Corporation

Optics for Thermal Imaging	Janos Technology, Inc. (Fluke) Corning, Inc. (Netoptix) BAE Systems (OASYS) Qioptiq (formerly LINOS)	Raytheon ELCAN Optical Technologies Temek Optics, Ltd. Umicore

Product Category	Primary Competitors

Photonics Instruments	Agilent Technologies, Inc. CINOGY Technologies GmbH Coherent, Inc. Data Ray Inc. Duma Optronics Ltd. Gentec Electro Optics, Inc.	Halma plc (Labsphere) IDEX Corporation (CVI Melles Griot) Metrolux Ltd. Picometrix, LLC Sciencetech, Inc. Thorlabs, Inc.

Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Danaher Corporation (Dover) Haag-Streit AB (Möller-Wedel) Parker Hannifin Corporation	PI miCos GmbH Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.

Three-Dimensional Non-Contact Measurement Equipment	3M Company (ESPE) 3 Shape A/S Align Technology, Inc. (Cadent) Dental Wings, Inc. Faro Technologies, Inc.	Institut Straumann AG Keyence Corporation Renishaw plc Sirona Dental GmbH (Sirona Dental Systems)

Vibration Isolation Systems and Subsystems	AMETEK, Inc. (TMC) Herzan, LLC	Kinetic Systems, Inc. Thorlabs, Inc.

In certain of our product lines, particularly our precision motion systems, infrared optics, opto-mechanical subassembly, and laser diode test system product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

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

We compete in various markets against a number of companies, some of which have longer operating histories, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do, and some of which may have lower material costs than ours due to their control over sources of components and raw materials.  In addition, some of these companies have long established relationships with our customers and potential customers in our markets.  In addition to current competitors, we believe that new competitors, some of whom may have substantially greater financial, technical and marketing resources than we do, will seek to provide products to one or more of our markets in the future.  Such future competition could harm our business.

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent upon our ability to protect our proprietary technology.  We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses.  We currently maintain approximately 280 patents in the U.S. and foreign jurisdictions, and we have approximately 90 additional patent applications pending.  These patents and patent applications cover various aspects of products in many of our key product categories, particularly our laser products.  We also have trademarks registered in the U.S. and foreign jurisdictions.  We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

It is possible that, despite our efforts, other parties may use, obtain or copy our products and technology.  Policing unauthorized use of our products and technology is difficult and time consuming.  The steps we take to protect our rights may not prevent misappropriation of our products or technology.  This is particularly the case in certain countries, such as China, where the intellectual property laws or the nature of the legal system in those countries may not afford our intellectual property rights the same protection as the laws of the United States.  We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation and the diversion of our technical and management personnel.

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

Manufacturing

We manufacture instruments, components, subassemblies and systems at domestic facilities located in Irvine and Santa Clara, California; Stratford, Connecticut; North Billerica, Massachusetts; Bozeman, Montana; and North Logan, Utah; and at international facilities in Wuxi, China; Beaune-la Rolande, France; Brigueuil, France; and Jerusalem, Israel.  We manufacture lasers and laser systems at our facilities in Santa Clara, California; Rankweil, Austria; and Stahnsdorf, Germany.  We manufacture optical components in Irvine, California; Franklin and North Andover, Massachusetts; Rochester, New York; Jerusalem, Israel; and Bucharest, Romania.  In addition, we subcontract all or a portion of the manufacture of various products and components, such as laser power supplies, optics, optical meters and certain lower power laser systems, to a number of domestic and foreign third-party subcontractors and contract manufacturers.

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

Backlog

Our consolidated backlog of orders totaled $202.2 million at December 29, 2012 and $193.4 million at December 31, 2011.  As of December 29, 2012, $154.2 million of our consolidated backlog was scheduled to be shipped on or before December 28, 2013.  Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain labor and material costs.  In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order.  As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

As of February 28, 2013, we had approximately 2,440 employees worldwide.  We believe that our relationships with our employees are good.

Government Regulation

Product Safety Regulation

Our lasers and laser-based systems are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the United States Food and Drug Administration.  Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features into lasers sold to end-users and to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users).  Various warning labels must be affixed and certain protective devices installed depending on the class of product.  The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.  We are also subject to comparable laser safety regulations with regard to laser products sold in Europe and other regions.  We believe that we are currently in compliance with these regulations.

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

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by all applicable laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.  We have been, and may in the future be, subject to claims by employees or third parties alleging such contamination or injury, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the financial resources of our business.

Spectra-Physics’ former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigations and remediation efforts by the Responsible Parties have been ongoing for approximately 25 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination.  In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any claims at this time, such claims could be made against us in the future.  Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation, has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement.  However, our ultimate costs of remediation and other potential liability are difficult to predict, and this indemnity may not cover all liabilities relating to this site.  If significant costs or other liabilities relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

Governmental entities at all levels are continuously enacting new environmental regulations, and it may initially be difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the requirements for compliance with such regulations as they are enacted.  For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country.  RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products.  RoHS has been restated, resulting in new requirements, and the European Union member states continue to define the scope of the implementation of RoHS and WEEE.  While many of our products are not subject to RoHS and WEEE requirements at this time, certain of our products sold in these countries are or will become subject to these requirements.  We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities.  In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives.  However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products.  In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives.  Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us.  We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and Korea.  These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products.

Our failure to comply with any such regulatory requirements or related contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in certain countries.

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

ITEM 1A.  RISK FACTORS

The following is a summary of certain risks we face in our business.  They are not the only risks we face.  Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.  In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

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

Our financial results in any given quarter have fluctuated and will likely continue to fluctuate.  These fluctuations are typically unpredictable and can result from numerous factors including:

•                  fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor equipment industry), market seasonality (particularly in the scientific research market), levels of government funding available to our customers (particularly in the scientific research and aerospace and defense markets) and other economic conditions within the markets we serve;

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

•                  timing, type, and size of acquisitions and divestitures, and related expenses and charges;

•                  fluctuations in foreign currency exchange rates;

•                  gains and losses related to derivative instruments;

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

Difficulties in finding suitable acquisition targets and in successfully completing and integrating our acquisitions could adversely impact our business.

We have acquired and will continue to acquire businesses, and our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses into our organization is critical to our growth.  We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms.  Additionally, the credit agreement we entered into in connection with our secured credit facility only permits us to make acquisitions under certain circumstances.  Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.  We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

Additionally, we may incur significant charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses.  Such charges could also include impairment of goodwill associated with past acquisitions.  For example, 2012 sales by our Ophir Division were below the levels that we had originally forecasted.  As a result of those sales levels and other factors, in the course of our annual evaluation of the goodwill and other intangible assets associated with our reporting units in the fourth quarter of 2012, we determined that goodwill and certain intangible and other assets associated with our Ophir Division were impaired.  We therefore recorded an impairment charge of $130.9 million to write down the goodwill and certain intangible and other assets associated with that division.  We believe that the assumptions we use in evaluating the goodwill associated with our business are reasonable; however, we may be required to recognize goodwill impairment charges in the future as a result of subsequent changes to the factors underlying such assumptions, and as a result of the criteria we are required to utilize in assessing whether impairment has occurred.

We face significant risks from doing business internationally.

Our business is subject to risks inherent in conducting business internationally.  For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, our international revenues accounted for approximately 59.1%, 55.8% and 51.3%, respectively, of total net sales, with a substantial portion of international sales originating in Europe and Japan.  We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase.  Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Austria, China, France, Germany, Israel, Japan and Romania.  Our international operations expose us to various risks, which include:

•                  adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•                  challenges of administering our diverse business and product lines globally;

•                  the actions of government regulatory authorities, including embargoes, export restrictions, tariffs, currency controls, trade restrictions and trade barriers, license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, importing and exporting of our products, as well as anti-corruption laws, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

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

In particular, as a result of our acquisition of Ophir, we have significant facilities and operations and a considerable number of employees in Israel.  A number of our products are manufactured in facilities located in Israel.  The future of peace efforts between Israel and neighboring countries remains extremely uncertain. Any armed conflicts or further political instability in the region is likely to negatively affect business conditions and could significantly disrupt our operations in Israel, which would negatively impact our business.  Further, many of our employees in Israel are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. Our operations in Israel could be disrupted by the absence for a significant period of one or more key employees or a significant number of other employees due to military service. Any such disruption could adversely affect our business.

Also, the March 2011 earthquake in Japan, and the resulting tsunami and related devastation adversely impacted our business in that country in 2011, as our revenue from that country declined significantly in the aftermath.  Although we have seen some improvement in the areas of our business in Japan that were impacted by these events, we are uncertain as to when such business will recover to the level we experienced prior to the earthquake.

Further, fluctuations in foreign exchange rates could affect the sales price in local currencies of our products in foreign markets, potentially making our products less price competitive.  Such exchange rate fluctuations could also increase the costs and expenses of our foreign operations when translated into U.S. dollars or require us to modify our current business practices.  If we experience any of the risks associated with international business, our business, financial condition and results of operations could be significantly harmed.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Decreased consumer confidence, volatile corporate operating results, reduced capital spending, lower research and defense budgets, and the effects of reduced availability of credit, have in the recent past led to reduced demand and increased price competition for our products, increased risk of excess and obsolete inventory and higher overhead costs as a percentage of revenue, and could do so in the future. Weakness in our end markets could negatively impact our revenue, gross margin and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations.

Our worldwide sales to customers in the scientific research, defense and life and health sciences markets rely to a large extent on government funding for research and defense-related programs.  Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures or other causes could result in reduced sales of our products to these customers, which would have an adverse impact on our results of operations.  In particular, in the United States, uncertainty over U.S. fiscal policy has likely had a recent adverse impact on U.S. financial markets and overall economic activity.  The inability of the U.S. Congress to agree on a comprehensive, long-term solution for the country’s budget concerns has created national and global uncertainty over the magnitude and impact of potential spending cuts or tax increases that could be enacted.  This uncertainty has likely resulted in reduced demand for our products in these markets, as customers await the potential impact of any spending cuts or tax increases prior to making purchases.  Any significant spending cuts or tax increases that ultimately occur would likely reduce the demand for our products purchased either directly or indirectly as a result of government funding, and would likely negatively impact U.S. economic activity, which could also impact the economic health of other regions.  All of these factors would likely adversely impact the global demand for our products, and would likely have a material adverse effect on our business, results of operations and financial condition.

Further, as a result of the acquisitions of Ophir and High Q, our dependence upon the European market as a significant revenue source has increased.  In the event the economies of European Union countries decline as a result of ongoing turmoil in the European financial markets over the uncertain repayment of debt obligations by various European Union members, or for any other reason, this decline could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our current and expected future business comes from sales of components, subsystems and laser products to manufacturers of semiconductor fabrication, inspection and metrology equipment and sales of capital equipment to integrated semiconductor device manufacturers.  The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand.  The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles.  For example, this market experienced a severe down-cycle from mid-year 2007 to mid-year 2009 and began to decline again in mid-2011, which in each case had a significant negative impact on our operating results.  The continued cyclicality of this market limits our ability to predict our business prospects or financial results in this market.

During industry downturns, our revenues from this market may decline suddenly and significantly.  Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products.  In addition, due to the relatively long manufacturing lead times for some of the systems and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell.  Accordingly, downturns in the semiconductor capital equipment market may materially harm our business, financial condition and operating results.  Conversely, when upturns in this market occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity to meet sudden increases in customer demand.  If we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

A limited number of customers account for a significant portion of our overall sales to the microelectronics market and our sales of optics and lens assemblies to the defense market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 23.3%, 28.3% and 31.7% of our consolidated net sales for the years 2012, 2011 and 2010, respectively.  We rely on a limited number of customers for a significant portion of our sales to this market.  Our top five customers in this market comprised approximately 53.4%, 59.7% and 55.6% of our sales to this market for the years 2012, 2011 and 2010, respectively, with one customer making up a substantial portion of such percentage in each of these years.  No single customer in this market comprised 10% or more of our consolidated net sales in 2012, 2011 or 2010.  If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly.  In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards.  Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance.  If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products.  We often invest substantial resources in developing our products, systems and subsystems in advance of significant sales of these products, systems and/or subsystems to such customers.  A failure on the part of our customers’ products to gain market acceptance, or a failure of the microelectronics market to grow would have a significant negative effect on our business, financial condition and results of operations.

Additionally, we generate a significant amount of revenue from sales of infrared optics and lens assemblies to a limited number of customers in the defense market.  Typically, these customers purchase products utilizing prime contracts or subcontracts under large, long-term government defense programs.  Although long-term, these programs and subcontracts will ultimately expire or may be terminated prior to expiration under certain circumstances.  Upon expiration or termination, our customers may not elect to enter into additional contracts with us, or the government programs under which these contracts were issued may also end.  In the event that any of these contracts terminates or expires and is not renewed and we fail to replace it with a comparable revenue source, our business, financial condition and results of operations will be adversely affected.

The terms of our secured credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

In October 2011, we entered into a credit agreement by virtue of which we obtained a secured credit facility from certain lenders. The credit facility consists of a revolving credit facility of $65 million and a term loan of $185 million, each with a term of five years.  Our ability to borrow funds under the revolving credit facility is subject to certain conditions, including compliance with certain covenants and the continued accuracy of certain representations and warranties. The term loan requires amortization in the form of quarterly scheduled principal payments as specified in the credit agreement.  Our obligations under the credit facility are collateralized by a security interest in substantially all of our assets and the assets of our U.S. subsidiaries, as well as a pledge of certain shares we hold in our subsidiaries.

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

Further, if we were unable to repay outstanding indebtedness following an event of default, then in addition to other available rights and remedies, the lenders could initiate foreclosure proceedings on substantially all of our assets.  Any such foreclosure proceedings or other rights and remedies successfully implemented by the lenders in an event of default would likely have a material adverse effect on our business, financial condition and results of operations.

Many of the markets and industries that we serve are subject to rapid technological change, and if we fail to introduce new and innovative products or improve our existing products, our business and results of operations will be negatively affected.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, new product introductions and enhancements, and the periodic introduction of disruptive technology that displaces current technology due to a combination of price, performance and reliability.  As a result, many of the products in our markets can become outdated quickly and without warning.  We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved and disruptive technologies, either through internal development or by acquisitions, and to be price competitive.  If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products.  If we or our competitors introduce disruptive technology that displaces current technology, existing product platforms or lines of business from which we generate significant revenue may be rendered obsolete.  In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products.  We may not be successful in acquiring, developing, manufacturing or marketing new products and technologies on a timely or cost-effective basis.  If we fail to adequately introduce new, competitive products and technologies on a timely basis, our business, financial condition and results of operations would be harmed.

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

We are constantly investing in products for emerging applications, and we expect to generate increasingly significant revenue levels from sales of products for these applications.  For example, we have developed ultrafast lasers for ophthalmic surgery, infrared optics for thermal imaging cameras, precision motion subsystems for equipment used to manufacture and inspect 450mm semiconductor wafers, and three-dimensional dental CAD/CAM scanners for manufacturing dental restorations.  These applications are evolving, and the extent to which they achieve widespread adoption or significant growth is uncertain.  Many factors may affect the viability of widespread adoption or growth of these applications, including their cost-effectiveness, performance and reliability compared to alternatives.  If these applications or our products for these applications are not widely adopted or fail to grow as we project, we will not generate the revenue growth we anticipate from sales of our products for these emerging applications, and our results of operations could be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to qualify our products and make purchase decisions.  In addition, some of our sales to defense/security customers are under major defense programs that involve lengthy competitive bidding and qualification processes.  These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us.  The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year.  If we fail to anticipate the likelihood, costs, or timing associated with sales of capital equipment, system and subsystem products, our business and results of operations would be harmed.

The orders comprising our backlog are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain labor and material costs.  We have from time to time experienced order rescheduling and cancellations that have caused our revenues in a given period to be materially less than would have been expected based on our backlog at the beginning of the period.  If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period.

If we are delayed in introducing our new products into the marketplace, our operating results will suffer.

Because many of our products are sophisticated and complex, we may experience delays in introducing new products or enhancements to our existing products.  If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to use our competitors’ products.  In addition, because certain of our OEM customers (particularly in the semiconductor equipment market) rarely change vendors during a product life cycle, if we fail to timely introduce new products and have them designed into our customers’ new products at the beginning of such cycle, we may be foreclosed from selling those products until their introduction of a next-generation product.  As such, our inability to introduce new or enhanced products in a timely manner could cause our business and results of operations to suffer.

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

Our products and technology are subject to international export regulations in the various countries where they are manufactured or developed.  For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce and State.  Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including France, Germany and Israel.  In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals.  For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user.  Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.  The Israeli Ministry of Industry and Trade and the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel.  Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them.  Failure to obtain export licenses to enable product and technology exports could reduce our revenue and could adversely affect our business, financial condition and results of operations.  Compliance with export regulations may also subject us to additional fees and costs.  The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position.  In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be harmed.

If we fail to protect our intellectual property and proprietary technology, we may lose our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology.  We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights.  The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.  Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.  In addition, patents issued to us may be challenged, invalidated or circumvented.  Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed.  We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources.  The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications.  Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.  We may initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents.  We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.  For example, in 2012 we filed a lawsuit against Lighthouse Photonics Incorporated asserting infringement of certain of our patents by that company’s laser products, which litigation is ongoing.  If we are unsuccessful at effectively protecting our intellectual property, our business, financial condition and results of operations could be harmed.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law.  The Leahy-Smith Act includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents.  The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to us, and it may become more difficult to obtain adequate patent protection or to enforce our patents against third parties.  While we cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and adversely affect our ability to protect our intellectual property and proprietary technology.

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

Many of our products, especially our laser products, opto-mechanical subassemblies, precision positioning systems and automation systems, are inherently complex in design and, in some cases, require ongoing regular maintenance.  Further, the manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components that conform to stringent specifications.  As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials by us or our suppliers could adversely affect our manufacturing yields and product reliability.  This could in turn harm our business, operating results, financial condition and customer relationships.

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

As part of our ongoing cost-reduction efforts, we continue to transition the manufacture of certain of our product lines and subassemblies from higher-cost manufacturing locations to our facilities in Wuxi, China, Jerusalem, Israel and Bucharest, Romania and to selected contract manufacturers in Asia.  If we are unable to successfully manage the transition of the manufacture of these products, our business and results of operations could be harmed.

In particular, transferring product lines to our lower-cost manufacturing locations and our contract manufacturers’ facilities requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes.  If we are unable to manage this transfer and training smoothly and comprehensively, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers.  We also may not realize the cost and tax advantages that we currently anticipate from locating operations in China, Israel and Romania.  For example, we are experiencing rising material, labor and shipping costs and rapidly changing regulations in China.

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

Pursuant to rules and regulations promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting.  This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  This report must also contain a statement that our auditors have issued an attestation report on such internal controls.  Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, some of which are in areas that may be open to interpretation.  As such, our auditors may not agree with our assessments.

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

Our operations are subject to various federal, state, local and international regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites.  In the United States, we are subject to the federal regulation and control of the EPA, and we are subject to comparable authorities in other countries.  Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities.  Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.  We have been, and may in the future be, subject to claims by employees or third parties alleging such contamination or injury, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

Spectra-Physics’ former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigations and remediation efforts by the Responsible Parties have been ongoing for approximately 25 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination.  In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any claims at this time, such claims could be made against us in the future.  Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation, has agreed, in connection with our purchase of Spectra-Physics, to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement.  However, our ultimate costs of remediation and other potential liabilities are difficult to predict, and this indemnity may not cover all liabilities relating to this site.  If significant costs or other liability relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

The environmental regulations to which we are subject include a variety of federal, state, local and international environmental regulations that restrict the use and disposal of materials used in the manufacture of our products or require design changes or recycling of our products.  If we fail to comply with any present or future regulations, we could be subject to future liabilities, the suspension of manufacturing or a prohibition on the sale of products we manufacture.  In addition, such regulations could restrict our ability to equip our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

Governmental entities at all levels are continuously enacting new environmental regulations, and it is initially difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the requirements for compliance with such regulations as they are enacted.  For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country.  RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products.  RoHS has been restated, resulting in new requirements, and the European Union member states continue to define the scope of the implementation of RoHS and WEEE.  Certain of our products sold in these countries are or will become subject to RoHS and WEEE requirements.  We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities.  In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives.  However, because the scope of the directives continues to expand in the course of implementation by the European Union member states, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products.  In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives.  Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us.  We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and Korea.  These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products.  Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in certain countries.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies.  The new rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  The first disclosure report is due on May 31, 2014, relating to the calendar year of 2013.  The due diligence activities required to determine the source of certain minerals used in our products will be time consuming and could result in significant costs.  Due to the size and complexity of our supply chain, we face challenges in verifying the origins of the minerals used in our products.   Further, the new rule could affect the availability in sufficient quantities and at competitive prices of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten.  There may be only a limited number of sources of “conflict-free” minerals, which could result in increased material and component costs, as well as additional costs associated with potential changes to our products, processes or sources of supply.  If we are unable to sufficiently verify the origin of the minerals used in our products through the due diligence procedures that we implement, our reputation could be harmed.  In addition, we may not be able to satisfy customers who require that our products be certified as conflict-free, which could place us at a competitive disadvantage.

Difficulties with our global information technology system could harm our business.

Any failure or malfunctioning of our global information technology system, breaches of our system security by third parties, errors or misuse by system users, or inadequacy of the system in addressing the needs of our operations, could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations.  Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows.  Any such disruptions would likely divert our management and key employees’ attention away from other business matters.  Any disruptions or difficulties that may occur in connection with our global information technology system could also adversely affect our ability to complete important business processes such as the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Natural disasters or power outages could disrupt or shut down our operations or those of our contract manufacturers, which would negatively impact our operations.

We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies.  Our contract manufacturers’ operations are also subject to these occurrences, such as the severe flooding that periodically occurs in Thailand.  We currently have comprehensive business continuation plans for our global information technology systems and for most of our operations and facilities, as well as disaster recovery procedures for our remaining operations and facilities.  Despite these contingency plans and procedures, if any of our facilities or those of our contract manufacturers were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business.  We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606.  We lease this facility under a lease expiring in February 2022.  Our primary manufacturing operations for each of our divisions are located in the following facilities:

Division	Primary Facility Locations	Approximate Facility Size

Photonics and Precision Technologies	Irvine, California Rochester, New York Franklin, Massachusetts North Billerica, Massachusetts Stratford, Connecticut Bozeman, Montana Beaune-la Rolande, France Wuxi, China Brigueuil, France	233,000 square feet 58,000 square feet 56,000 square feet 41,000 square feet 32,000 square feet 21,000 square feet 86,000 square feet 64,000 square feet 44,000 square feet

Lasers	Santa Clara, California Rankweil, Austria Stahnsdorf, Germany	139,000 square feet 27,000 square feet 12,000 square feet

Ophir	Jerusalem, Israel Bucharest, Romania North Andover, Massachusetts North Logan, Utah	101,000 square feet 30,000 square feet 27,000 square feet 15,000 square feet

We own portions of our Rochester, New York, Beaune-la Rolande, France and Jerusalem, Israel facilities, and we own our Brigueuil, France facility.  We lease all of our other primary manufacturing facilities, as well as a number of other facilities worldwide for administration, sales and/or service, under leases with expiration dates ranging from 2013 to 2022.

Following the reorganization of our operating groups in January 2013, our manufacturing facilities in Connecticut, Montana, Utah and France are part of our Photonics Group, and our manufacturing facilities in Massachusetts, New York and Romania are part of our Optics Group.  Our manufacturing facilities in Irvine, California, China and Israel serve both the Photonics Group and the Optics Groups.  We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire.  We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

Hudson et al. v. Spectra-Physics, Inc. et al.

In November 2010, two former employees of Spectra-Physics, Linda Pope and Yvette Flores, together with their children, Tia Pope Hudson and Mark Flores, filed a complaint against Spectra-Physics and Newport in the Superior Court for Santa Clara County, California.  In the action, the plaintiffs allege that between 1975 and 1985 they and their unborn children were exposed to toxic chemicals during their work at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the chemicals and failed to implement adequate safeguards to protect them from the chemicals, resulting in injuries to them and their unborn children.

In November 2012, we reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. The amount of such settlement was immaterial.  In December 2012, the court denied our motions for summary judgment of Yvette and Mark Flores’ claims based on the statute of limitations applicable to such claims.  Trial is currently set to commence in July 2013.

Yvette and Mark Flores are seeking an aggregate of $20.5 million in general and special damages, as well as punitive damages for each of them to be established by the trier of fact.  We dispute that the plaintiffs are entitled to any damages, and we continue to believe that the plaintiffs’ claims are without merit and intend to continue to vigorously defend our position.  Further, discovery in the action is ongoing, and we intend to file additional motions for summary judgment of the remaining claims.  Therefore, at this stage of the litigation, we are unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  Except as described above, we currently are not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP.  As of February 28, 2013, we had 801 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.  The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 29, 2012	$13.30	$10.42
September 29, 2012	13.52	10.65
June 30, 2012	18.34	10.97
March 31, 2012	19.50	13.77
December 31, 2011	14.49	9.35
October 1, 2011	19.15	10.50
July 2, 2011	19.84	15.29
April 2, 2011	18.99	14.93

Dividends

We declared no dividends on our common stock during 2012 or 2011.  We do not have any present plans to pay cash dividends in the foreseeable future, however, our Board of Directors will periodically review this issue in the future based on our financial position, operating results, cash needs and investment opportunities, as well as any changes in the tax treatment of dividends.  The terms of the senior secured credit facility that we entered into in October 2011 restrict our ability to pay dividends during the term of such facility.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of the year ended December 29, 2012.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended December 29, 2012, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index, and (ii) our peer group.  The graph assumes all investments were made at market value on December 29, 2007 and the reinvestment of all dividends.

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

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN AMONG

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

	For the Year Ended (1)
	December 29,	December 31,	January 1,	January 2,	January 3,
(In thousands, except per share data and percentages)	2012	2011	2011	2010	2009
	(12)	(11)		(2)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$595,346	$545,054	$479,787	$366,989	$445,336
Cost of sales	334,758	305,325	274,491	224,387	274,542
Gross profit	260,588	239,729	205,296	142,602	170,794

Selling, general and administrative expenses	159,347	140,636	112,754	112,177	118,518
Research and development expense	52,714	45,270	39,278	36,948	46,068
Loss (gain) on sale of assets and related costs (3)	(166)	—	542	4,355	(2,504)
Impairment charges (4)	130,853	—	—	360	119,944
Operating income (loss)	(82,160)	53,823	52,722	(11,238)	(111,232)

Recovery (write-down) of note receivable and other amounts related to previously discontinued operations, net (5)	—	619	—	101	(7,040)
Foreign currency translation gain from dissolution of subsidiary (6)	—	7,198	—	—	—
Write-down of minority interest investment (7)	—	—	—	—	(2,890)
Gain on sale of investments (8)	6,248	—	—	—	—
Gain (loss) on extinguishment of debt (9)	—	(582)	—	328	7,734
Interest and other expense, net	(8,559)	(10,550)	(8,481)	(8,564)	(6,751)
Income (loss) before income taxes	(84,471)	50,508	44,241	(19,373)	(120,179)
Income tax provision (benefit) (10)	5,479	(29,154)	3,128	(1,967)	28,545
Net income (loss)	(89,950)	79,662	41,113	(17,406)	(148,724)
Net loss attributable to non-controlling interest	(527)	(46)	—	—	—
Net income (loss) attributable to Newport Corporation	$(89,423)	$79,708	$41,113	$(17,406)	$(148,724)

Net income (loss) per share attributable to Newport Corporation:
Basic	$(2.35)	$2.13	$1.12	$(0.48)	$(4.11)
Diluted	$(2.35)	$2.06	$1.09	$(0.48)	$(4.11)

Shares used in computation of income (loss) per share:
Basic	38,133	37,407	36,647	36,175	36,155
Diluted	38,133	38,673	37,726	36,175	36,155

Percentage of net sales:
Gross profit	43.8%	44.0%	42.8%	38.9%	38.4%
Selling, general and administrative expenses	26.8%	25.8%	23.5%	30.6%	26.6%
Research and development expense	8.8%	8.3%	8.2%	10.1%	10.3%
Operating income (loss)	(13.8)%	9.9%	11.0%	(3.1)%	(24.9)%
Net income (loss)	(15.1)%	14.6%	8.5%	(4.7)%	(33.4)%
Net income (loss) attributable to Newport Corporation	(15.0)%	14.6%	8.5%	(4.7)%	(33.4)%

	As of or for the Year Ended
	December 29,	December 31,	January 1,	January 2,	January 3,
(In thousands, except worldwide employment figures)	2012	2011	2011	2010	2009

BALANCE SHEET INFORMATION:
Cash, restricted cash and marketable securities	$100,372	$72,855	$200,184	$141,923	$148,420
Working capital	$209,842	$178,598	$288,650	$236,510	$263,507
Total assets	$620,961	$764,069	$556,390	$493,407	$524,903
Short-term borrowings	$32,985	$45,149	$12,468	$11,056	$14,089
Long-term borrowings (includes borrowings under capital leases)	$151,564	$179,008	$123,198	$122,636	$136,807
Stockholders’ equity of Newport Corporation	$289,432	$370,258	$295,459	$254,636	$265,197

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	38,402	37,634	36,909	36,316	36,049
Average worldwide employment	2,468	2,116	1,687	1,683	1,900
Sales per employee	$241	$258	$284	$218	$234
Total stockholders’ equity per diluted share	$7.59	$9.57	$7.83	$7.04	$7.34

(1)                     We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter.  Fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012, fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011, fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011, fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010 and fiscal year 2008 (referred to herein as 2008) ended on January 3, 2009.  Fiscal years 2012, 2011, 2010 and 2009 each consisted of 52 weeks, and fiscal year 2008 consisted of 53 weeks.

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

(3)                     In 2010, we sold our Hilger Crystals Limited subsidiary for $4.0 million in cash.  We recognized a loss of $0.5 million after considering the net asset carrying value of $2.5 million, charges of $1.4 million related to the pension plan associated with this business, a charge of $0.4 million to write off an inter-company receivable, and transaction expenses of $0.2 million.  In 2012, we recognized a gain of $0.2 million related to an earn-out associated with this transaction.  In 2009, we entered into an asset exchange transaction in which we sold substantially all of the assets of our diode laser business, which had a book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million.  In 2008, we sold a building under a sale-leaseback agreement for $7.0 million, net of $0.3 million in selling costs.  We recorded a gain on the sale of the building of $2.5 million after considering the net book value of the building and the present value of the leaseback agreement.

(4)                     In 2012, we determined that goodwill and other assets related to our Ophir Division were impaired and recorded impairment charges of $130.9 million.  Of these charges, $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.  In 2009, we determined that we would not continue to pursue technology related to purchased in-process research and development and recorded an impairment charge of $0.4 million associated with such technology.  In 2008, we determined that goodwill and other intangible assets related to our Lasers Division were impaired and recorded impairment charges of $104.6 million related to goodwill and $15.4 million related to other acquired intangible assets.

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

(8)                     We hold equity interests in privately-held corporations, which are accounted for using the cost method.  During previous years, we reduced the carrying value of these investments to zero due to the corporations’ poor financial condition.  In the second quarter of 2012, one of these corporations was acquired in a merger transaction, and we received $5.3 million for our interest as a result of the acquisition.  In the third quarter of 2012, another of these corporations redeemed its shares from us for $1.0 million.

(9)                     In 2011, we extinguished $114.4 million of our convertible subordinated notes for $115.0 million.  After allocating $1.5 million of the extinguished amount to the equity component of the notes, we recorded a loss of $0.1 million on extinguishment of the debt, net of unamortized fees and debt discount.  In addition, in 2011, our Ophir Optronics Ltd. subsidiary extinguished $9.1 million of its publicly traded bonds at a price equal to 105.76% of the principal amount of the bonds, or $9.6 million, resulting in a loss of $0.5 million.  In 2009, we extinguished $20.2 million of our convertible subordinated notes for $18.7 million.  After allocating $0.3 million of the extinguished amount to the equity component of the notes, we recorded a gain of $0.3 million on extinguishment of the debt, net of unamortized fees and debt discount.  In 2008, we extinguished $28.0 million of our convertible subordinated notes for $16.8 million, and we recorded a gain of $7.7 million on extinguishment of the debt, net of unamortized fees and debt discount.

(10)              We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets.  In 2007, we reduced the valuation allowance against our deferred tax assets by $19.8 million, and in 2008, we reestablished such valuation allowance and recorded an additional valuation allowance of $4.6 million.  In 2010, we reduced such valuation allowance by $18.2 million, due primarily to income generated during the year.  In 2011, we reduced such valuation allowance by an additional $41.7 million, due primarily to achieving a cumulative three-year net income position in the United States and expected future profitability.  In 2012, we reduced the valuation allowance by $1.8 million due to the recovery of certain domestic investments and capital loss carryovers.  Also in 2012, we recorded a valuation allowance against certain deferred tax assets associated with the Ophir Division totaling $1.9 million.  See further discussion in Note 11 of the Notes to Consolidated Financial Statements regarding our valuation allowance.

(11)              On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH for an aggregate purchase price of $18.5 million, and on October 4, 2011 we acquired all of the outstanding capital stock of Ophir Optronics Ltd. for an aggregate purchase price of $242.3 million.  Our results of operations for 2011 included the results of operations of these businesses from the respective closing dates of the acquisitions.

(12)              On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation for an aggregate purchase price of $9.0 million, and on October 10, 2012, we acquired substantially all of the assets of Advanced Vibration Technologies, Inc. (a corporation doing business under the trade name of Vistek) for an aggregate purchase price of $2.5 million.  Our results of operations for 2012 included the results of operations of these businesses from their respective closing dates.

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, three-dimensional non-contact measurement and advanced automated manufacturing systems.  Our products are used worldwide in industries including scientific research, microelectronics, defense/security, life and health sciences and industrial markets.

During 2012, we operated within three distinct business segments, our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division.  These three divisions represent our reportable segments for our fiscal years 2011 and 2012, and our PPT and Lasers Divisions represent our reportable segments for fiscal year 2010, in the financial statements which are included in this Annual Report on Form 10-K.  All of our divisions offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.  In January 2013, we reorganized our operations to create three new operating groups, our Photonics Group, our Lasers Group and our Optics Group.  These operating groups will represent our reportable segments commencing in the first quarter of 2013.  Additional information regarding our new operating groups is included under the heading “Reorganization of Operating Groups” on page 11.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions and Divestitures

Acquisition of Vistek Assets

On October 10, 2012, we acquired substantially all of the assets of Advanced Vibration Technologies, Inc., a corporation doing business under the trade name of Vistek (Vistek), for a purchase price of $2.5 million.  The purchase price was paid in cash at closing, of which $0.25 million was deposited at closing into escrow until October 10, 2013, to secure certain indemnification obligations of Vistek and its sole shareholder under the asset purchase agreement.  We incurred $49 thousand in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  This acquisition expanded our vibration control and isolation product offerings.  The results of the Vistek business are included in the results of our PPT Division in the accompanying financial statements.

Acquisition of ILX

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of our wholly owned subsidiary with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  This acquisition expanded our optical power meter, laser diode instrumentation and fiber optic source product offerings, and added laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio.  The results of ILX are included in the results of our PPT Division in the accompanying financial statements.

Purchase Price Allocation for 2012 Acquisitions

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

(In thousands)	ILX	Vistek Business	Total
Assets acquired and liabilities assumed:
Cash	$44	$—	$44
Accounts receivable	1,224	—	1,224
Inventories	861	81	942
Other assets	587	26	613
Goodwill	3,762	273	4,035
Developed technology	2,800	1,200	4,000
Customer relationships	1,100	900	2,000
Other intangible assets	1,090	20	1,110
Deferred income taxes	(1,841)	—	(1,841)
Other liabilities	(644)	—	(644)
	$8,983	$2,500	$11,483

The goodwill related to our acquisition of ILX has been allocated to our PPT Division and will not be deductible for tax purposes, as it was a merger.  The goodwill related to our acquisition of the Vistek business has been allocated to our PPT division and will be deductible for tax purposes as it was an asset purchase.

Acquisition of Opticoat Assets

On December 29, 2011, we acquired substantially all of the assets of Opticoat SRL (Opticoat) for a purchase price of $3.0 million in cash, of which $2.0 million was paid upon the closing and $1.0 million was held back to secure certain obligations of Opticoat under the acquisition agreement.  We paid an additional $0.85 million in 2012 and absent any indemnification claims by us, we will pay the remaining $0.15 million in 2013.  The present value of these payments was determined to be $2.9 million.  We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.  This acquisition expanded our capabilities and capacity in the manufacturing of precision optical components and coatings.

Acquisition of Ophir

On October 4, 2011, we acquired all of the outstanding capital stock of Ophir Optronics Ltd. (Ophir) for $242.3 million in cash, of which $242.1 million was allocated to the purchase price and $0.2 million was allocated to the fair value of unearned compensation related to unvested stock options.  We funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds we received from the senior secured credit facility we obtained in October 2011, described more fully under the heading “Liquidity and Capital Resources” on page 55.  We incurred $4.7 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.  This acquisition added Ophir’s precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement sensors and equipment to our product offerings.

Acquisition of High Q

On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH (High Q).  The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and a subsequent payment of $1.3 million, which was paid to the sellers based on a calculation of High Q’s net assets at closing.  We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.  This acquisition broadened our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expanded our presence in European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.6 million as of December 29, 2012), and leased the building from the purchaser for a period of at least ten years.  High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q.  Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%.  The principal balance of the loan was €3.2 million ($4.3 million) as of December 29, 2012.  As of December 29, 2012, the current portion of the loan was $0.3 million and is included in prepaid expenses and other current assets, and the long-term portion of the loan was $4.0 million and is included in investments and other assets, in the accompanying consolidated balance sheets.

Purchase Price Allocation for 2011 Acquisitions

Below is a summary of the purchase price, assets acquired and liabilities assumed for our acquisitions in 2011:

(In thousands)	Ophir	High Q	Opticoat	Total
Assets acquired and liabilities assumed:
Cash	$23,233	$5,989	$—	$29,222
Accounts receivable	18,732	1,494	—	20,226
Inventories	30,370	7,829	—	38,199
Other current assets	4,478	5,957	—	10,435
Goodwill	66,524	6,745	1,302	74,571
Developed technology	41,530	6,300	705	48,535
In-process research and development	9,560	—	—	9,560
Customer relationships	56,640	1,350	148	58,138
Other intangible assets	13,970	4,170	—	18,140
Property and equipment	41,652	1,436	917	44,005
Other noncurrent assets	13,917	225	—	14,142
Short-term borrowings	(7,082)	(10,699)	—	(17,781)
Accounts payable	(7,756)	(1,792)	—	(9,548)
Other current liabilities	(17,562)	(3,690)	—	(21,252)
Long-term debt	(9,781)	(4,161)	—	(13,942)
Deferred income taxes	(23,292)	(2,063)	—	(25,355)
Other noncurrent liabilities	(10,973)	(585)	(137)	(11,695)
Non-controlling interests	(2,076)	—	—	(2,076)
	$242,084	$18,505	$2,935	$263,524

For our Ophir and Opticoat acquisitions, the goodwill has been allocated to our Ophir Division and will not be deductible for tax purposes.  For our High Q acquisition, the goodwill has been allocated to our Lasers Division, a portion of which will be deductible for Austrian tax purposes.

In 2012, we determined that goodwill and other assets related to Ophir were impaired and recorded impairment charges of $130.9 million.  Of these charges, $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.  See “Impairment Charges” on page 53 for additional information.

Divestiture of Hilger Crystals Limited

On July 19, 2010, we sold all of the outstanding capital stock of our Hilger Crystals Limited subsidiary.  We received $4.0 million in cash as consideration for the sale.   We recognized a net loss of $0.5 million related to this transaction in 2010.  The net asset value of Hilger Crystals Limited at the time of the sale was $2.5 million, including $0.6 million of goodwill allocated to the business, and we incurred charges totaling $1.4 million related to the pension plan associated with the business, a charge of $0.4 million to write off an inter-company receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction.  In 2012, we recognized a gain of $0.2 million related to an earn-out associated with this transaction.  Such gain and loss have been included in (Gain) loss on sale of assets and related costs in the accompanying consolidated statements of operations.  In addition, during 2010, we recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which is included in interest and other expense, net in the accompanying consolidated statements of operations.

The assets of the Hilger Crystals Limited business had previously been included in our PPT Division.  Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$1,714
Other assets	1,775
Current liabilities	(1,020)
$2,469

Fiscal Year End

We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter.  Fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012, fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011 and fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011.  Each of these fiscal years consisted of 52 weeks.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources.  Our significant accounting policies are discussed in Note 1 (Organization and Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements, included in Item 15 (Exhibits, Financial Statement Schedules) of this Annual Report on Form 10-K.  The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension plans, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation expense.  The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Certain of our Japanese customers provide us with promissory notes on the due date of the receivable.  The payment dates of the promissory notes generally range between 60 and 150 days from the original receivable due date.  For balance sheet presentation purposes, amounts due to us under such promissory notes are reclassified from accounts receivable to notes receivable.  At December 29, 2012 and December 31, 2011, notes receivable, net totaled $1.5 million and $2.1 million, respectively.  Certain of these promissory notes are sold with recourse to banks in Japan with which we regularly do business.  The sales of these receivables have been accounted for as secured borrowings, as we have not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing - Secured Borrowing and Collateral.  The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customers to the banks.  At December 29, 2012 and December 31, 2011, the principal amount of such promissory notes included in notes receivable, net and short-term borrowings in the accompanying consolidated balance sheets totaled $0.4 million and $1.3 million, respectively.

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

Inventories

We state our inventories at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead.  Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that we expect to hold for longer than one year are included in investments and other assets in the accompanying consolidated balance sheets.  We write down excess and obsolete inventory to net realizable value.  Once we write down the carrying value of inventory, a new cost basis is established, and we do not increase the newly established cost basis based on subsequent changes in facts and circumstances.  In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current and committed inventory levels.  We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.  Should actual demand requirements differ from our estimates, we may be required to reduce the carrying value of inventory to net realizable value, resulting in a charge to cost of sales which would adversely affect our operating results.

Warranty

Unless otherwise stated in our product literature or in our agreements with our customers, products sold by our PPT Division generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90 day warranty.  Products of this division sold to OEM customers generally carry longer warranties, typically 15 to 19 months.  Products sold by our Lasers Division carry warranties that vary by product and product component, but that generally range from 90 days to two years.  In certain cases, such warranties for Lasers Division products are limited by either a set time period or a maximum amount of usage of the product, whichever occurs first.  Products sold by our Ophir Division generally carry a one-year warranty, except for laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Defective products will either be repaired or replaced, generally at our option, upon meeting certain criteria.  We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.  Short-term warranty obligations were $3.4 million and $4.3 million as of December 29, 2012 and December 31, 2011, respectively.  As of December 29, 2012 and December 31, 2011, the amounts accrued for long-term warranty obligations were not material.

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

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets.  Under ASC 350-20, Intangibles — Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets.  We perform the annual impairment test as of the beginning of the fourth quarter of each year.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required.  Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill.  The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit.  For any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification.

Fair value of our reporting units is determined using a combination of a comparative company analysis and a discounted cash flow analysis.  The comparative company analysis establishes fair value by applying market multiples to our revenue and earnings before interest, income taxes, depreciation and amortization.  Such multiples are determined by comparing our reporting units with other publicly traded companies within the respective industries that have similar economic characteristics.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit.  The present value of estimated discounted future cash flows is determined using our estimates of revenue and costs for the reporting units, using a combination of historical results, industry data and competitor data, as well as appropriate discount rates.  The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit.

We recorded impairment charges related to long-lived assets, goodwill and other intangible assets in 2012.  An explanation of such impairment charges is included in the discussion of our results of operations under the heading “Impairment Charges” on page 53.  There were no impairment charges in 2011 or 2010.

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts, and the tax bases of existing assets and liabilities as well as operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.

Since 2002, we have maintained a valuation allowance against a portion of our gross deferred tax assets.  We have monitored our actual results, forecast data and other available evidence, both positive and negative, and we have periodically increased or reduced the valuation allowance based on our determinations of whether it is more likely than not that we will realize our net deferred tax assets.  An explanation of adjustments made to our valuation allowance in 2010, 2011 and 2012 is included in the discussion of our results of operations under the heading “Income Taxes” on page 54.

We utilize ASC 740-10-25, Income Taxes — Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies.  Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than we expect the ultimate assessment to be.  As a result of these adjustments, our effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.  Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award.  We estimate the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach.  The fair value of restricted stock unit awards is based on the closing market price of our common stock on the date of grant.

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

The total stock-based compensation expense included in our consolidated statements of operations was as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Cost of sales	$693	$488	$392
Selling, general and administrative expenses	6,740	5,029	3,896
Research and development expense	936	684	560
	$8,369	$6,201	$4,848

Results of Operations for the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	56.2	56.0	57.2
Gross profit	43.8	44.0	42.8

Selling, general and administrative expenses	26.8	25.8	23.5
Research and development expense	8.8	8.3	8.2
(Gain) loss on sale of assets and related costs	(0.0)	—	0.1
Impairment charge	22.0	—	—
Operating income (loss)	(13.8)	9.9	11.0

Recovery of note receivable and other amounts related to previously discontinued operations, net	—	0.1	—
Foreign currency translation gain from dissolution of subsidiary	—	1.3	—
Gain on sale of investments	1.0	—	—
Loss on extinguishment of debt	—	(0.1)	—
Interest and other expense, net	(1.4)	(1.9)	(1.8)
Income (loss) before income taxes	(14.2)	9.3	9.2

Income tax provision (benefit)	0.9	(5.3)	0.7
Net income (loss)	(15.1)	14.6	8.5
Net loss attributable to non-controlling interest	(0.1)	—	—
Net income (loss) attributable to Newport Corporation	(15.0)%	14.6%	8.5%

In the following discussion regarding our results of operations, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.

Net Sales

For 2012, 2011 and 2010, our net sales totaled $595.3 million, $545.1 million and $479.8 million, respectively.  Our total net sales increased $50.2 million, or 9.2%, in 2012 compared with 2011.  Net sales by our PPT Division decreased $14.7 million, or 4.5%, and net sales by our Lasers Division decreased $10.1 million, or 5.3%, in 2012 compared with 2011.  ILX, which we acquired on January 13, 2012, contributed $7.2 million to the sales by our PPT Division in 2012, for which there were no comparable sales during 2011.  High Q, which we acquired on July 29, 2011, contributed $26.4 million to the sales by our Lasers Division for the full year of 2012, compared with $13.6 million of sales in 2011 following the acquisition date.  These additional sales in 2012 were more than offset by decreases in sales in other parts of our PPT Division and Lasers Division.  In particular, our Lasers Division’s sales in 2012 were impacted by our discontinuation of certain products.  Our Ophir Division, which we established in connection with our acquisition of Ophir on October 4, 2011, contributed $102.6 million of net sales for the full year of 2012 compared with $27.6 million of net sales in the remainder of 2011 following the acquisition date.

We experienced increases in sales in 2012 compared with 2011 in our scientific research and defense/security, life and health sciences, and industrial manufacturing and other end markets, due primarily to the incremental sales by Ophir, High Q and ILX.  Ophir’s products are sold primarily to customers in the defense/security and industrial manufacturing markets, High Q’s products are sold primarily to customers in the life and health sciences market, and ILX’s products are sold primarily to customers in the industrial market and the scientific research and defense/security markets.  The increases in sales in these markets in 2012 were offset in part by a decrease in sales in our microelectronics end market, due primarily to the cyclical downturn in the semiconductor equipment industry, which began in mid-2011.

Our total net sales increased $65.3 million, or 13.6%, in 2011 compared with 2010.  Net sales by our PPT Division increased $28.3 million, or 9.5%, and net sales by our Lasers Division increased $9.4 million, or 5.2%, in 2011 compared with 2010.  Our Ophir Division contributed sales of $27.6 million in 2011 following the acquisition on October 4, 2011.  Our Lasers Division’s sales in 2011 benefited from the additional $13.6 million of sales from High Q, for which there were no comparable sales in 2010.  These additional sales were offset in part by a decrease in sales in other parts of our Lasers Division due primarily to our discontinuation of certain products.  We experienced increases in net sales in all of our end markets in 2011 compared with 2010, primarily as a result of our additions of Ophir and High Q, improved worldwide macroeconomic conditions and strong conditions in the semiconductor equipment industry during the first half of 2011, offset in part by the significant decline in sales to semiconductor equipment customers in the second half of 2011.

Net sales to the scientific research and defense/security markets were $202.5 million, $183.7 million and $159.7 million for 2012, 2011 and 2010, respectively.  The increase of $18.8 million, or 10.3%, in 2012 compared with 2011 was due to our acquisitions of Ophir and ILX, which contributed sales to these markets totaling $51.4 million for the full year of 2012, compared with $13.2 million of sales by Ophir to these markets in the remainder of 2011 following the acquisition date and no comparable sales by ILX in 2011.  These increases were offset in part by adverse macroeconomic conditions in these markets as a result of budget constraints and uncertainty in future global research spending levels.  The increase of $24.0 million, or 15.0%, in 2011 compared with 2010 was due primarily to our acquisition of Ophir, as well as strength in research funding by governmental entities, corporations and private foundations in 2011.  Generally, our net sales to these markets by all of our divisions may fluctuate from period to period due to the timing of large sales relating to major research and defense programs and, in some cases, these fluctuations may be offsetting between our divisions or between such periods.

Net sales to the microelectronics market were $138.8 million, $157.8 million and $153.9 million for 2012, 2011 and 2010, respectively.  The decrease of $19.0 million, or 12.0%, in 2012 compared with 2011 was due primarily to the continued cyclical downturn in the semiconductor industry. The increase of $3.9 million, or 2.5%, in 2011 compared with 2010 was due primarily to strong conditions in the semiconductor equipment industry during the first half of 2011, offset in large part by a significant decline in sales to customers in that industry in the second half of 2011, as the industry began to experience a cyclical downturn.

Net sales to the life and health sciences market were $132.3 million, $120.1 million and $96.7 million for 2012, 2011 and 2010, respectively.  The increase of $12.2 million, or 10.2%, in 2012 compared with 2011 was due to our acquisitions of High Q and Ophir, which contributed sales to this market totaling $33.2 million for the full year of 2012 compared with $15.6 million of sales in the remainder of 2011 following the acquisition dates.  These increases were offset in part by decreased sales of products for analytical instrumentation and bioimaging applications, due primarily to budget constraints and uncertainty in future global research spending levels.  The increase of $23.4 million, or 24.1%, in 2011 compared with 2010 was due primarily to our acquisitions of High Q and Ophir, which contributed sales to this market totaling $15.6 million during 2011, and to increased sales of products for bioinstrumentation applications.

Net sales to our industrial manufacturing and other end markets were $121.7 million, $83.5 million and $69.5 million for 2012, 2011 and 2010, respectively, representing an increase of $38.2 million, or 45.8%, in 2012 compared with 2011, and an increase of $14.0 million, or 20.1%, in 2011 compared with 2010.  The increases in sales to these markets in both periods were due primarily to the acquisition of Ophir, which contributed $37.9 million in sales to these markets for the full year of 2012, and $9.0 million in sales to these markets in the remainder of 2011 following the acquisition date.  In addition, our acquisition of ILX contributed sales to these markets of $4.6 million during 2012, and there were no comparable sales in 2011.  In 2011, we also experienced stronger sales of products for electro-optics and telecommunications applications compared with 2010.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Year Ended
	December 29,	December 31,		Percentage
(In thousands, except percentages)	2012	2011	Increase	Increase
United States	$243,674	$240,736	$2,938	1.2%
Germany	73,383	61,580	11,803	19.2
Other European countries	78,428	72,957	5,471	7.5
Japan	62,947	52,971	9,976	18.8
Other Pacific Rim countries	94,313	80,731	13,582	16.8
Rest of world	42,601	36,079	6,522	18.1
Total sales	$595,346	$545,054	$50,292	9.2%

	Year Ended			Percentage
	December 31,	January 1,	Increase	Increase
(In thousands, except percentages)	2011	2011	(Decrease)	(Decrease)
United States	$240,736	$233,479	$7,257	3.1%
Germany	61,580	36,982	24,598	66.5
Other European countries	72,957	65,387	7,570	11.6
Japan	52,971	57,915	(4,944)	(8.5)
Other Pacific Rim countries	80,731	65,449	15,282	23.3
Rest of world	36,079	20,575	15,504	75.4
Total sales	$545,054	$479,787	$65,267	13.6%

The increases in sales to customers in the United States, European countries including Germany, and other areas of the world in 2012 compared with 2011 were due primarily to increased sales to defense customers and to customers in our life and health sciences and industrial manufacturing and other end markets as a result of our acquisitions of Ophir, High Q and ILX.  These increases were offset in part by decreased sales to research customers, due primarily to the budget constraints and research funding uncertainty in the United States, and to customers in our microelectronics end market, due primarily to a cyclical downturn in the semiconductor equipment industry that began in the second half of 2011.  The increase in sales to customers in Japan in 2012 compared with 2011 was due to our acquisition of Ophir and increased sales to certain microelectronics customers.  The increase in sales to customers in the other Pacific Rim countries in 2012 compared with 2011 was attributable primarily to increased sales to customers in our microelectronics end market, due in part to sales being shifted to the Pacific Rim as a result of transfers of manufacturing operations by certain OEM customers to Asia, and to increased sales to customers in our industrial manufacturing and other end markets due to our acquisition of Ophir, offset in part by lower sales to customers in our life and health sciences and scientific research and defense/security end markets.  The increases in sales to customers in other areas of the world in 2012 compared to 2011 were due primarily to increased sales to defense customers as a result of the Ophir acquisition.

The increase in sales to customers in the United States in 2011 compared with 2010 was due primarily to increased sales to customers in our life and health sciences end market and to defense customers due to our acquisition of Ophir.  These increases were offset in part by decreased sales to customers in our microelectronics end market, part of which was due to certain OEM sales being shifted to the Pacific Rim as discussed above.  The increase in sales to customers in Germany in 2011 compared with 2010 was due to increased sales to all end markets, and the increase in sales to customers in other European countries was due to increased sales to customers in all of our end markets, except our scientific research and defense/security end markets.  Sales in Europe were particularly strong in the life and health sciences market in 2011 compared with 2010 due to our acquisition of High Q.  The decrease in sales to customers in Japan in 2011 compared with 2010 was due primarily to decreased sales to customers in our microelectronics and life and health sciences end markets, as a result of the earthquake and tsunami that impacted that region in March 2011.  The increase in sales to other Pacific Rim countries in 2011 compared with 2010 was due primarily to increased sales to customers in our microelectronics end market (due in part to the transfer described above) and our life and health sciences end market.  The increases in sales to customers in other areas of the world in 2011 compared to 2010 were due primarily to increased sales to defense customers as a result of the Ophir acquisition, increased sales to research customers in connection with major research programs, and increased sales to customers in our microelectronics end market.

Gross Margin

Gross margin was 43.8%, 44.0% and 42.8% for 2012, 2011 and 2010, respectively.  The decrease in gross margin in 2012 compared with 2011 was due primarily to increased intangible asset amortization associated with technology acquired in our recent acquisitions and to a lower proportion of sales of high margin products by our PPT Division, offset in part by improved margins in our other divisions.  The increase in gross margin in 2011 compared with 2010 was due primarily to improved absorption of manufacturing overhead and lower excess and obsolete inventory reserves, offset in part by lower gross margins from our Ophir Division due to increased inventory valuations resulting from purchase accounting, which increased the cost of goods sold of this division.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $159.3 million, or 26.8% of net sales, $140.6 million, or 25.8% of net sales, and $112.8 million, or 23.5% of net sales, during 2012, 2011 and 2010, respectively.  The increase in total SG&A expenses in 2012 compared with 2011 was attributable primarily to our acquisitions of Ophir, High Q and ILX.  In 2012 compared with 2011, personnel expenses increased by $12.2 million, intangible asset amortization increased by $8.3 million, travel expenses increased by $1.4 million, and we also experienced increases in consulting fees and utilities expenses.  Our legal fees decreased by $3.7 million in 2012 compared with the prior year period due primarily to the legal fees that we incurred in 2011 relating to our acquisitions, which did not recur in 2012.  In addition, third party commissions incurred by our other businesses decreased by $1.2 million in 2012 compared with 2011.

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

In general, we expect that SG&A expenses will vary as a percentage of sales in the future based on our sales level in any given period.  Because the majority of our SG&A expenses are fixed in the short term, these changes in SG&A expenses will likely not be in proportion to the changes in net sales.  In addition, any acquisitions would increase our SG&A expenses, and such increases may not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $52.7 million, or 8.8% of net sales, $45.3 million, or 8.3% of net sales, and $39.3 million, or 8.2% of net sales, during 2012, 2011 and 2010, respectively.  The increase in R&D expense in 2012 compared with 2011 was due primarily to additional R&D expenses resulting from our acquisitions, offset in part by decreased R&D spending across the remainder of our business.

The increase in R&D expense in 2011 compared with 2010 was due primarily to additional R&D expenses resulting from the Ophir and High Q acquisitions, as well as increased R&D activity across the remainder of our business.

We believe that the continued development and advancement of our products and technologies is critical to our future success, and we intend to continue to invest in R&D initiatives, while working to ensure that the efforts are focused and the funds are deployed efficiently.  In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period.  Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to the changes in net sales.  In addition, any acquisitions would increase our R&D expenses, and such increases may not be in proportion to the changes in net sales.

(Gain) Loss on Sale of Assets and Related Costs

During 2010, we recognized a loss of $0.5 million associated with the sale of our Hilger Crystals Limited subsidiary, which was completed in July 2010, as discussed under “Divestiture of Hilger Crystals Limited” on page 43.  Our Hilger Crystals business had previously been included in our PPT Division.  Under the terms of this sale, we were entitled to receive an additional payment of up to $0.75 million in cash if Hilger Crystals achieved certain specified revenue targets during the 18-month period following the closing date.  Based on the actual revenue level achieved by Hilger Crystals during such period, we received $0.2 million in 2012.

Impairment Charges

During 2012, sales by our Ophir Division were below the levels that we had originally forecasted at the time of our acquisition of Ophir.  In light of those sales levels and other factors, in connection with the annual evaluation of our goodwill and other intangible assets in the fourth quarter of 2012, we determined that the cash flow projections of our Ophir Division had diminished and, therefore, the goodwill and other intangible assets associated with that division were impaired.  In addition, in connection with our annual evaluation of long-lived assets, we determined that certain fixed assets of Ophir were also impaired.  As a result, we recorded impairment charges totaling $130.9 million, consisting of $67.8 million related to goodwill, $62.6 million related to acquired intangible assets, and $0.5 million related to fixed assets.

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

Gain on Sale of Investments

We hold equity interests in privately-held corporations, which were accounted for using the cost method.  During previous years, we had reduced the carrying values of these interests to zero due to the corporations’ poor financial condition at that time.   In the second quarter of 2012, one of these corporations was acquired in a merger transaction, and we received $5.3 million for our interest as a result of the acquisition.  In the third quarter of 2012, another of these corporations redeemed its shares from us for $1.0 million.

Loss on Extinguishment of Debt

During 2011, we extinguished $114.4 million of our convertible subordinated notes at a weighted-average price equal to 100.5% of the principal amount of the notes, or $115.0 million.  After allocating $1.5 million to the equity component, we recorded a loss of $0.1 million on extinguishment of debt, net of unamortized fees and debt discount.  In addition, in 2011, we retired Ophir’s outstanding publicly traded bonds with a carrying value of approximately $9.1 million for $9.6 million, resulting in a loss of $0.5 million.

Interest and Other Expense, Net

Interest and other expense, net was $8.6 million, $10.6 million and $8.5 million in 2012, 2011 and 2010, respectively.  The decrease in interest and other expense, net in 2012 compared with 2011 was due primarily to a decrease in interest expense as a result of the repayment of our convertible notes and the lower interest expense associated with our term loan compared with our convertible notes, and to gains on derivative instruments, offset in part by foreign currency translation losses in 2012 and a gain on recovery of a note receivable in 2011 that did not recur in 2012.  The increase in interest and other expense, net in 2011 compared with 2010 was due primarily to the addition of interest expense associated with our term loan, offset in part by a reduction in interest expense as a result of extinguishing $114.4 million of our convertible notes.

Income Taxes

Our effective income tax rate reflected a tax expense of (6.5)% for 2012, a tax benefit of (57.7)% for 2011 and a tax expense of 7.1% for 2010.  In 2012, we recorded a loss before income taxes as a result of the impairment charges discussed under the heading “Impairment Charges” on page 53.  Certain of these impairment charges were not deductible for tax purposes and, as such, we recorded a tax expense in 2012 notwithstanding such loss.  We had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During 2010, we released a total of $16.9 million of the valuation allowance related to the realization of domestic deferred tax assets as a result of the income we generated in 2010.  We also recorded a reduction to foreign deferred tax assets and a corresponding reduction of $1.3 million to the valuation allowance related to deferred tax assets that were lost due to reorganizations, sales and liquidations of certain foreign entities.  During the fourth quarter of 2011, we achieved a cumulative three-year net income position in the United States, and we expect to achieve future profitability.  Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that our net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets.  Accordingly, we recorded a reduction in our valuation allowance of $41.7 million, representing substantially all of the valuation allowance against our U.S. deferred tax assets and resulting in a tax benefit in 2011.

During the first quarter of 2012, we released $1.4 million of our remaining valuation allowance related to certain domestic deferred tax assets due to the expected recovery of certain investments and capital loss carryovers.  During the second quarter of 2012, we substantially completed a corporate reorganization related to the U.S. subsidiaries of Ophir, which necessitated updates to the estimated state tax rates used to value our domestic deferred tax assets and liabilities, and as a result, we recognized a $1.0 million tax benefit.  During the third quarter of 2012, we released $0.4 million of our valuation allowance related to certain domestic deferred tax assets due to the recovery of certain other investments. During the fourth quarter of 2012, after evaluating all positive and negative facts, we determined that it was not more likely than not that we would realize certain deferred tax assets associated with our Ophir Division.  Therefore, we recorded a valuation allowance of $1.9 million, substantially all of which was applicable to Ophir’s Optimet business based in Israel.  As of December 29, 2012, we maintained a valuation allowance on domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets of $3.1 million.

As of December 29, 2012, we had $15.2 million of gross unrecognized tax benefits and a total of $12.4 million of net unrecognized tax benefits, which, if recognized, would affect our effective tax rate.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  Interest and penalties related to unrecognized tax benefits were not significant as of December 29, 2012.  We believe that it is reasonably possible that gross unrecognized tax benefits may decrease by $1.1 million within the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances increased to $100.4 million as of December 29, 2012 from $72.9 million as of December 31, 2011.  This increase was attributable primarily to cash provided by operations and the sale of minority interest investments, offset in part by repayment of debt, capital expenditures and cash used for acquiring and integrating new businesses.

Net cash provided by our operating activities of $81.4 million was attributable primarily to cash provided by our results of operations and a decrease of $9.1 million in accounts and notes receivable due to the timing of receipts and lower sales during the fourth quarter of 2012 as compared with the fourth quarter of 2011.  Net cash was reduced by a decrease of $8.2 million in accrued payroll expenses due primarily to incentive payouts made in 2012 based on 2011 performance and the absence of incentive compensation accruals in 2012 due to non-achievement of 2012 performance targets.  Net cash was also reduced by a decrease of $3.9 million in accrued expenses related to the reduction of various tax accruals, an increase in prepaid expenses and other assets of $2.2 million due to an increase in taxes receivable, and an increase in gross inventory of $1.9 million.

Net cash used in investing activities of $11.0 million was attributable primarily to purchases of property and equipment of $11.5 million, $11.4 million in cash paid for our acquisitions of ILX and the Vistek business, net of cash acquired, and net purchases of marketable securities of $3.7 million, offset in part by the removal of restrictions on $9.3 million of restricted cash and by $6.4 million in gains on the sale of investments.

Net cash used in financing activities of $37.5 million was attributable primarily to net repayments of borrowings of $38.6 million (which consisted primarily of principal payments on the term loan under our secured credit facility of $13.9 million, the repayment of the remaining $12.4 million of our convertible notes, the repayment of $7.0 million of loans in Israel, and the repayment of all of our loans and lines of credit in Austria totaling $4.2 million) and payments of $3.1 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds of $3.6 million from the sale of stock under employee plans.

As of December 29, 2012, we had cash and cash equivalents of $88.8 million, restricted cash of $3.1 million and marketable securities of $8.5 million.  Substantially all of our marketable securities are currently invested in certificates of deposit or Euro Over Night Index Average (Eonia) securities.  Our senior financial management and our Board of Directors periodically review our marketable securities to determine the appropriate investment strategy.  We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures, debt payment requirements and other contractual obligations, and changes in interest rates.

During 2011, we issued 200 million Japanese yen ($2.3 million at December 29, 2012) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in long-term debt in the accompanying consolidated balance sheets as of December 29, 2012.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of our domestic assets as well as a pledge of certain shares of our subsidiaries.  The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%.  The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on our consolidated leverage ratio, as defined in and calculated under the Credit Agreement, provided that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans.  Principal amortization and interest payments on the term loan are due quarterly.  At December 29, 2012, we had a remaining balance of $171.1 million outstanding on the term loan with an effective interest rate of 2.96%.  At December 29, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million.  Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

At December 29, 2012, we had (i) four revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) six loans with Japanese banks; and (iv) three loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)

Japanese lines of credit	$5.2	$12.0	1.18% to 2.475%	Various dates through July 2013

Japanese agreements for sale of receivables	$0.4	$6.4	1.475%	No expiration dates

Japanese loans	$1.1	$—	1.25% to 1.45%	Various dates through November 2016

Israeli loans	$3.6	$—	2.97% to 4.00%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during 2012, 2011 or 2010.  As of December 29, 2012, 3.9 million shares remained available for purchase under the program.  However, the terms of the Credit Agreement restrict our ability to purchase additional shares under this program during the term of the Credit Agreement.

We expect to use $12 million to $18 million of cash for capital expenditures during 2013.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 19-33), and there can be no assurance that we will not require additional funding in the future.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies or any other material capital expenditures.  We will continue to evaluate potential acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments.  However, the Credit Agreement only permits us to make investments and acquisitions under certain circumstances, and restricts our ability to incur additional indebtedness.  We therefore may not be able to obtain such financing on commercially reasonable terms, if at all.  Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Our long-term debt, capital and operating lease obligations, purchase obligations and pension benefit obligations at December 29, 2012 were as follows:

	Payments due by period
	Less than	1-3	3-5	More than
(In thousands)	1 year	years	years	5 years	Total
Debt obligations	$32,985	$60,457	$90,301	$—	$183,743
Capital lease obligations	177	352	349	68	946
Operating lease obligations	11,180	15,635	12,280	20,675	59,770
Purchase obligations	1,047	880	—	—	1,927
Pension benefits	2,363	3,301	3,277	21,218	30,159
	$47,752	$80,625	$106,207	$41,961	$276,545

Our gross unrecognized tax benefits at December 29, 2012 were $15.2 million.  We believe that it is reasonably possible that gross unrecognized tax benefits may decrease by $1.1 million within the next twelve months.  However, we are not able to provide a detailed estimate of the timing of payments related to our gross unrecognized tax benefits due to the uncertainty of when the related tax settlements are due.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires companies to provide information regarding amounts transferred out of accumulated other comprehensive income by component.  In addition, companies are required to disclose, either on the face of the income statement or in the notes to the financial statements, significant amounts transferred out of accumulated other comprehensive income, by their respective line items.  ASU No. 2013-02 will be effective for fiscal years beginning after December 15, 2013 and early adoption is permitted but has not been elected.  The adoption of ASU No. 2013-02 will not have a material impact on our financial position or results of operations.

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other.  ASU No. 2012-02 allows, but does not require, companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and then use such assessment as a basis for determining whether it is necessary to perform the quantitative impairment test.  ASU No. 2012-02 became effective for fiscal years beginning after September 15, 2012.  The adoption of ASU No. 2012-02 will not have a material impact on our financial position or results of operations.

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

We use foreign currency option and forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  These derivative instruments are used as an economic hedge.  However, we have not elected hedge accounting treatment and therefore, all changes in value of these derivative instruments are reflected in interest and other expense, net in our consolidated statements of operations.  We do not engage in currency speculation.  All of our foreign currency option and forward exchange contracts are entered into to reduce the volatility of earnings, primarily related to Israeli Shekel based expenses.  If the counterparties to these contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 29, 2012.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	December 29, 2012
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$29,639	4.01
Israeli Shekel - put options	(30,654)	3.80
	$(1,015)
Fair value	$553

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $100.4 million at December 29, 2012, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans that are not owned by such plans, which totaled $6.6 million at December 29, 2012, are sensitive to interest rates and economic conditions in Europe.

We have a term loan, which had an outstanding principal balance of $171.1 million as of December 29, 2012, and a $65 million revolving line of credit in the United States, as well as various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our term loan and revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of December 29, 2012:

	Expected Maturity Date
(US$ equivalent in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$25,438	$27,746	$27,748	$90,193	$—	$—	$171,125	$164,986
Weighted average interest rate	2.96%	2.96%	2.96%	2.96%	0.00%	0.00%	2.96%
Fixed rate (non-US$)	$1,600	$3,925	$614	$—	$—	$—	$6,139	$5,921
Weighted average interest rate	3.16%	1.66%	2.97%	0.00%	0.00%	0.00%	2.18%
Variable rate (non-US$)	$5,947	$234	$190	$108	$—	$—	$6,479	$6,517
Weighted average interest rate	1.92%	1.79%	1.30%	1.25%	0.00%	0.00%	1.89%
Total debt obligations	$32,985	$31,905	$28,552	$90,301	$—	$—	$183,743	$177,424
Weighted average interest rate	2.78%	2.79%	2.95%	2.96%	0.00%	0.00%	2.90%

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (Evaluation Date) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer where appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 29, 2012.  In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 29, 2012.

Attestation Report

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended December 29, 2012, has issued an attestation report on our internal control over financial reporting.  Such attestation report is included below under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the Company) as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule based on our audit and the report of other auditors.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 14, 2013

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders, which is expected to be held on May 21, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders, which is expected to be held on May 21, 2013.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders, which is expected to be held on May 21, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders, which is expected to be held on May 21, 2013.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 29, 2012 and delivered to stockholders in connection with our 2013 Annual Meeting of Stockholders, which is expected to be held on May 21, 2013.

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

2.1

Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2004).

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

10.5*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.6*

Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7*

Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.8*

Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.9*

2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.10*

Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.11*

Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.12*

Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.13*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

Exhibit Number	Description of Exhibit

10.14*

Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.15*

Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.16*

Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.17*

Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

10.18*

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

10.21*

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.22*

Transition Agreement between the Registrant and Gary J. Spiegel dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2012).

10.23

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

10.24

Security and Pledge Agreement, dated as of October 4, 2011, among the Registrant, the guarantors from time to time party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit

24.1	Power of Attorney (included in signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2013
Robert J. Phillippy

/s/ Charles F. Cargile	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2013
Charles F. Cargile

/s/ Mark J. Nelson	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2013
Mark J. Nelson

/s/ Christopher Cox	Director	March 14, 2013
Christopher Cox

/s/ Robert L. Guyett	Director	March 14, 2013
Robert L. Guyett

/s/ Oleg Khaykin	Director	March 14, 2013
Oleg Khaykin

/s/ Michael T. O’Neill	Director	March 14, 2013
Michael T. O’Neill

/s/ C. Kumar N. Patel	Director	March 14, 2013
C. Kumar N. Patel

/s/ Kenneth F. Potashner	Director	March 14, 2013
Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 14, 2013
Peter J. Simone

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Newport Corporation and subsidiaries (the “Company”) as of December 29, 2012, and December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.  Our audits also included the consolidated financial statement schedule listed in Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.  We did not audit the 2011 consolidated financial statements of Ophir Optronics Ltd. (“Ophir”), whose financial statements constituted 64% and 40% of the Company’s consolidated net and total assets, respectively, and 5% of the Company’s consolidated net sales, as of and for the year ended December 31, 2011.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ophir, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, based on our audits and the report of the other auditors such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 14, 2013

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

NEWPORT CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011

Net sales	$595,346	$545,054	$479,787
Cost of sales	334,758	305,325	274,491
Gross profit	260,588	239,729	205,296

Selling, general and administrative expenses	159,347	140,636	112,754
Research and development expense	52,714	45,270	39,278
(Gain) loss on sale of assets and related costs	(166)	—	542
Impairment charge	130,853	—	—
Operating income (loss)	(82,160)	53,823	52,722

Recovery of note receivable and other amounts related to previously discontinued operations, net	—	619	—
Foreign currency translation gain from dissolution of subsidiary	—	7,198	—
Gain on sale of investments	6,248	—	—
Loss on extinguishment of debt	—	(582)	—
Interest and other expense, net	(8,559)	(10,550)	(8,481)
Income (loss) before income taxes	(84,471)	50,508	44,241

Income tax provision (benefit)	5,479	(29,154)	3,128
Net income (loss)	(89,950)	79,662	41,113
Net loss attributable to non-controlling interests	(527)	(46)	—
Net income (loss) attributable to Newport Corporation	$(89,423)	$79,708	$41,113

Net income (loss)	$(89,950)	$79,662	$41,113
Other comprehensive income (loss)
Foreign currency translation gains (losses)	1,169	(10,222)	(4,871)
Unrecognized net pension gains (losses)	(2,243)	551	(1,007)
Unrealized gains (losses) on marketable securities	48	(365)	(465)
Comprehensive income (loss)	$(90,976)	$69,626	$34,770

Comprehensive loss attributable to non-controlling interests	$(593)	$(57)	$—
Comprehensive income (loss) attributable to Newport Corporation	(90,383)	69,683	34,770
Comprehensive income (loss)	$(90,976)	$69,626	$34,770

Net income (loss) per share attributable to Newport Corporation:
Basic	$(2.35)	$2.13	$1.12
Diluted	$(2.35)	$2.06	$1.09

Shares used in the computation of net income (loss) per share:
Basic	38,133	37,407	36,647
Diluted	38,133	38,673	37,726

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$88,767	$55,701
Restricted cash	3,107	12,367
Marketable securities	8,498	4,787
Accounts receivable, net of allowance for doubtful accounts of $1,548 and $2,532 as of December 29, 2012 and December 31, 2011, respectively	89,445	97,690
Notes receivable	1,536	2,091
Inventories	108,728	112,968
Deferred income taxes, net	19,872	30,339
Prepaid expenses and other current assets	17,727	15,374
Total current assets	337,680	331,317

Property and equipment, net	82,843	89,873
Goodwill	79,586	143,259
Deferred income taxes, net	5,646	9,289
Intangible assets, net	77,446	150,572
Investments and other assets	37,760	39,759
	$620,961	$764,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$32,985	$45,149
Accounts payable	31,061	30,856
Accrued payroll and related expenses	29,096	36,914
Accrued expenses and other current liabilities	34,696	39,800
Total current liabilities	127,838	152,719

Long-term debt	150,758	178,043
Accrued pension liabilities	27,764	24,444
Deferred income taxes and other liabilities	23,783	36,586

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,402,291 and 37,634,403 shares issued and outstanding as of December 29, 2012 and December 31, 2011, respectively	4,481	4,392
Capital in excess of par value	441,074	431,606
Accumulated other comprehensive loss	(6,949)	(5,989)
Accumulated deficit	(149,174)	(59,751)
Total stockholders’ equity of Newport Corporation	289,432	370,258
Non-controlling interests	1,386	2,019
Total stockholders’ equity	290,818	372,277
	$620,961	$764,069

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(89,950)	$79,662	$41,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,632	23,999	18,668
Amortization of discount on convertible subordinated notes	12	3,891	4,058
Commitment fee on bridge loan	—	500	—
Recovery of amounts related to previously discontinued operations	—	(619)	—
Foreign currency translation gain	—	(7,198)	—
Impairment charge	130,853	—	—
Excess tax benefits from stock-based compensation	(655)	—	—
Deferred income taxes, net	353	(29,895)	(131)
Provision for losses on inventories	5,499	3,953	5,792
Stock-based compensation expense	8,369	6,201	4,848
Provision for doubtful accounts, net	390	358	787
(Gain) loss on sale of assets	(6,414)	—	872
Loss on disposal of property and equipment	470	1,011	100
Loss on extinguishment of debt	—	582	—
Increase (decrease) in cash due to change, net of acquisitions and divestitures:
Accounts and notes receivable	9,106	7,528	(13,937)
Inventories	(1,850)	635	(11,365)
Prepaid expenses and other assets	(2,242)	1,033	871
Accounts payable	4	(10,805)	9,549
Accrued payroll and related expenses	(8,208)	(2,755)	8,844
Accrued expenses and other liabilities	(3,920)	(2,790)	488
Net cash provided by operating activities	81,449	75,291	70,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,529)	(13,513)	(8,868)
Restricted cash	9,286	(12,367)	—
Gain on sale of assets	6,373	—	—
Proceeds from sale of business	—	—	4,003
Recovery of amounts related to previously discontinued operations	—	619	—
Purchase of marketable securities	(6,694)	(102,125)	(141,307)
Proceeds from the sale and maturity of marketable securities	3,039	206,802	83,684
Acquisition of businesses, net of cash acquired	(11,439)	(233,696)	—
Net cash used in investing activities	(10,964)	(154,280)	(62,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	187,934	—
Debt issuance costs	—	(6,658)	—
Repayment of long-term debt	(20,148)	(5,409)	(159)
Proceeds from short term borrowings	6,197	24,078	12,336
Repayment of short term borrowings	(24,686)	(155,459)	(15,819)
Proceeds from the issuance of common stock under employee plans	3,599	3,488	2,548
Tax withholding payment related to net share settlement of equity awards	(3,066)	(3,448)	(1,343)
Excess tax benefits from stock-based compensation	655	364	—
Net cash provided by (used in) financing activities	(37,449)	44,890	(2,437)
Impact of foreign exchange rate changes on cash balances	30	(1,192)	(2,367)
Net increase (decrease) in cash and cash equivalents	33,066	(35,291)	3,265
Cash and cash equivalents at beginning of year	55,701	90,992	87,727
Cash and cash equivalents at end of year	$88,767	$55,701	$90,992

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$6,129	$6,687	$3,520
Cash paid (received) during the year for income taxes, net	$6,918	$2,150	$(361)
Property and equipment accrued in accounts payable at year end	$489	$525	$7

NEWPORT CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of	Accumulated other comprehensive	Accumulated	Newport Corporation stockholders’	Non- controlling	Total stockholders’
	Shares	Amount	par value	income	deficit	equity	interests	equity
January 2, 2010	36,316	$4,238	$420,591	$10,379	$(180,572)	$254,636	$—	$254,636
Net income	—	—	—	—	41,113	41,113	—	41,113
Foreign currency translation loss	—	—	—	(4,871)	—	(4,871)	—	(4,871)
Unrecognized net pension loss, net of income tax of $489	—	—	—	(1,007)	—	(1,007)	—	(1,007)
Unrealized loss on marketable securities	—	—	—	(465)	—	(465)	—	(465)
Issuance of common stock under employee plans	709	83	2,465	—	—	2,548	—	2,548
Tax withholding payment related to net share settlement of equity awards	(116)	(14)	(1,329)	—	—	(1,343)	—	(1,343)
Stock-based compensation expense	—	—	4,848	—	—	4,848	—	4,848
January 1, 2011	36,909	4,307	426,575	4,036	(139,459)	295,459	—	295,459
Net income (loss)	—	—	—	—	79,708	79,708	(46)	79,662
Foreign currency translation loss	—	—	—	(10,211)	—	(10,211)	(11)	(10,222)
Unrecognized net pension gain, net of income tax of $503	—	—	—	551	—	551	—	551
Unrealized loss on marketable securities	—	—	—	(365)	—	(365)	—	(365)
Non-controlling interests in companies acquired	—	—	—	—	—	—	2,076	2,076
Issuance of common stock under employee plans	936	110	3,378	—	—	3,488	—	3,488
Tax withholding payment related to net share settlement of equity awards	(211)	(25)	(3,423)	—	—	(3,448)	—	(3,448)
Extinguishment of equity component of long-term debt	—	—	(1,489)	—	—	(1,489)	—	(1,489)
Stock-based compensation expense	—	—	6,201	—	—	6,201	—	6,201
Tax benefits from stock-based compensation, net	—	—	364	—	—	364	—	364
December 31, 2011	37,634	4,392	431,606	(5,989)	(59,751)	370,258	2,019	$372,277
Net loss	—	—	—	—	(89,423)	(89,423)	(527)	(89,950)
Foreign currency translation gain (loss)	—	—	—	1,235	—	1,235	(66)	1,169
Unrecognized net pension loss, net of income tax of $1,389	—	—	—	(2,243)	—	(2,243)	—	(2,243)
Unrealized gain on marketable securities	—	—	—	48	—	48	—	48
Issuance of common stock under employee plans	948	111	3,488	—	—	3,599	—	3,599
Purchase from non-controlling interest shareholder	—	—	—	—	—	—	(40)	(40)
Tax withholding payment related to net share settlement of equity awards	(180)	(22)	(3,044)	—	—	(3,066)	—	(3,066)
Stock-based compensation expense	—	—	8,369	—	—	8,369	—	8,369
Tax benefits from stock-based compensation, net	—	—	655	—	—	655	—	655
December 29, 2012	38,402	$4,481	$441,074	$(6,949)	$(149,174)	$289,432	$1,386	$290,818

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation (the Company) is a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, defense/security, life and health sciences, and industrial markets.  The Company provides a broad portfolio of products to customers in these end markets, allowing it to offer them an end-to-end resource for optics, photonics and laser solutions.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

The Company uses a 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday closest to the end of each corresponding calendar quarter.  Fiscal year 2012 (referred to herein as 2012) ended December 29, 2012, fiscal year 2011 (referred to herein as 2011) ended December 31, 2011 and fiscal year 2010 (referred to herein as 2010) ended January 1, 2011.  Each of these fiscal years consisted of 52 weeks.

Foreign Currency Translation

Assets and liabilities for the Company’s international operations are translated into U.S. dollars using current rates of exchange in effect at the balance sheet dates.  Items of income and expense for the Company’s international operations are translated using the monthly average exchange rates in effect for the period in which the items occur.  The functional currency for all of the Company’s international operations is the local currency, except for Israel and Canada, for which the functional currency is the U.S. dollar.  Where the local currency is the functional currency, the resulting translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive income (loss).  Where the U.S. dollar is the functional currency, the resulting translation gains and losses are included in the results of operations.  Realized foreign currency transaction gains and losses for all entities are included in the results of operations.

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The Company does not engage in currency speculation; however, the Company uses forward exchange contracts and foreign currency option contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  The Company has not elected hedge accounting treatment and, accordingly, changes in fair values are reported in the consolidated statements of operations.  The forward exchange contracts and foreign currency option contracts generally result in the Company paying or receiving net amounts, based on the change in foreign currency rates between inception of the contracts and maturity of the contracts.  If the counterparties to the contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations.  Changes in fair values and transaction gains and losses are included in interest and other expense, net in the results of operations.  Such amounts were not material for 2012, 2011 or 2010.

Cash and Cash Equivalents and Marketable Securities

The Company considers cash and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Investments with original maturities exceeding three months at the date of

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

purchase are classified as marketable securities.  All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income (loss) unless the Company determines there is an other-than-temporary impairment, in which case the loss is recorded in the consolidated statements of operations.

Restricted Cash

The Company has certain agreements, which require it to maintain specified cash balances as collateral.  Such amounts have been classified as restricted cash.

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

Certain of the Company’s Japanese customers provide the Company with promissory notes on the due date of the receivable.  The payment dates of the promissory notes range between 60 and 150 days from the original receivable due date. For balance sheet presentation purposes, amounts due to the Company under such promissory notes are reclassified from accounts receivable to notes receivable.  At December 29, 2012 and December 31, 2011, notes receivable, net totaled $1.5 million and $2.1 million, respectively.  Certain of these promissory notes are sold with recourse to banks in Japan with which the Company regularly does business.  The sales of these receivables have been accounted for as secured borrowings, as the Company has not met the criteria for sale treatment in accordance with Accounting Standards Codification (ASC) 860-30, Transfers and Servicing - Secured Borrowing and Collateral.  The principal amount of the promissory notes sold with recourse is included in both notes receivable, net and short-term borrowings until the underlying note obligations are ultimately satisfied through payment by the customers to the banks.  At December 29, 2012 and December 31, 2011, the principal amount of such promissory notes included in notes receivable, net and short-term borrowings in the accompanying consolidated balance sheets totaled $0.4 million and $1.3 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable.  The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution.  Substantially all of the Company’s marketable securities are currently invested in certificates of deposit or Euro Over Night Index Average (Eonia) securities.  The Company’s senior financial management and the Company’s Board of Directors periodically review the marketable securities to determine the appropriate investment strategy.

The Company’s customers are concentrated in the scientific research, defense/security, microelectronics, life and health sciences and industrial markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets.  Receivables from the Company’s customers are generally unsecured.  To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition.  For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

Pension Plans

Several of the Company’s non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries.  Some of the plans are unfunded, as permitted under the plans and applicable

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

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

Inventories

Inventories are stated at the lower of cost (determined on either a first-in, first-out (FIFO) or average cost basis) or fair market value and include materials, labor and manufacturing overhead.  Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that the Company expects to hold for longer than one year are included in investments and other assets.  The Company writes down excess and obsolete inventory to net realizable value.  Once the Company writes down the carrying value of inventory, a new cost basis is established, and the Company does not increase the newly established cost basis based on subsequent changes in facts and circumstances.  In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels.  The Company records any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

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

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets.  Under ASC 350, Intangibles — Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets.  The Company performs the annual impairment test as of the beginning of the fourth quarter of each year.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required.  Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

the carrying value of goodwill.  The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit.  For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification.

Fair value of the Company’s reporting units is determined using a combination of a comparative company analysis and a discounted cash flow analysis.  The comparative company analysis establishes fair value by applying market multiples to the Company’s revenue and earnings before interest, income taxes, depreciation and amortization.  Such multiples are determined by comparing the Company’s reporting units with other publicly traded companies within the respective industries that have similar economic characteristics.  In addition, a control premium is added to reflect the value an investor would pay to obtain a controlling interest, which is consistent with the median control premium for transactions in those industries in which the Company does business.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit and applying a terminal growth rate.  The present value of estimated discounted future cash flows is determined using the Company’s estimates of revenue and costs for the reporting units, using a combination of historical results, industry data and competitor data, as well as appropriate discount rates.  The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit.  See Note 5 for an explanation of impairment charges recorded during 2012.  There were no impairment charges in 2011 or 2010.

Long-Lived Assets

The Company assesses the impairment of long-lived assets, other than goodwill and other indefinite-lived intangible assets, to determine if their carrying value may not be recoverable.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets.  Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.  Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  In the fourth quarter of 2012, in connection with the Company’s annual evaluation of long-lived assets, it determined that certain assets of its Ophir Division were impaired.  Accordingly, the Company recorded an impairment charge of $0.5 million related to fixed assets.  There were no impairment charges during 2011 or 2010.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

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

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used.  Capitalized catalog costs were not material at December 29, 2012 and December 31, 2011.  Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $3.9 million, $4.2 million and $3.1 million for 2012, 2011 and 2010, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred.  Shipping and handling costs of $5.2 million, $5.0 million and $4.9 million are included in selling, general and administrative expenses for 2012, 2011 and 2010, respectively.

Research and Development

All research and development costs are expensed as incurred.

Non-Controlling Interests

In October 2011, the Company acquired Ophir Optronics Ltd. (Ophir), as discussed in Note 2.  Ophir’s subsidiaries, Ophir Japan, Ltd. in Japan, Ophir Optronics GmbH in Germany, and Optical Metrology Ltd. in Israel, have non-controlling interest holders of 33.3%, 25% and 14.1%, respectively.  Earnings (losses) attributable to the non-controlling interests are separately identified in the Company’s consolidated financial statements.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes.  Deferred income taxes are recognized for the future tax consequences of temporary differences using

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts, and the tax bases of existing assets and liabilities as well as operating loss and tax credit carryforwards.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

The Company utilizes ASC 740-10-25, Income Taxes - Recognition, for the recognition, measurement and disclosure of uncertain tax positions.  Under ASC 740-10-25, income tax positions must meet the more-likely-than-not threshold to be recognized in the financial statements.  The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as income tax expense.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation.  Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock options and stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach.  The fair value of restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant.

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

A substantial portion of the Company’s restricted stock unit awards vest based upon the achievement of one or more financial performance thresholds established by the Compensation Committee of the Company’s Board of Directors.  Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if such performance thresholds are met, the awards vest in equal installments on the first three anniversaries of the grant date.  Until the Company has determined that performance thresholds have been met, the amount of expense that the Company records relating to performance-based awards is estimated based on the likelihood of achieving the performance thresholds.  The amount of expense recorded by the Company is also based on estimated forfeitures.  The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance thresholds in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires companies to provide information regarding amounts transferred out of accumulated other comprehensive income by component.  In addition, companies are required to disclose, either on the face of the income statement or in the notes to the financial statements, significant amounts transferred out of accumulated other comprehensive income, by their respective line items.  ASU No. 2013-02 will be effective for fiscal years beginning after December 15, 2013 and early adoption is permitted but has not been elected by the Company.  The adoption of ASU No. 2013-02 will not have a material impact on the Company’s financial position or results of operations.

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350, Intangibles—Goodwill and Other.  ASU No. 2012-02 allows, but does not require, companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and then use such assessment as a basis for determining whether it is necessary to perform the quantitative impairment test.  ASU No. 2012-02 became effective for fiscal years beginning after September 15, 2012.  The adoption of ASU No. 2012-02 will not have a material impact on the Company’s financial position or results of operations.

NOTE 2        ACQUISITIONS AND DIVESTITURES

Acquisition of Vistek Assets

On October 10, 2012, the Company acquired substantially all of the assets of Advanced Vibration Technologies, Inc., a corporation doing business under the trade name of Vistek (Vistek), for a purchase price of $2.5 million.  The purchase price was paid in cash at closing, of which $0.25 million was deposited at closing into escrow until October 10, 2013, to secure certain indemnification obligations of Vistek and its sole shareholder under the asset purchase agreement.  The Company incurred $49 thousand in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  This acquisition expanded the Company’s vibration control and isolation product offerings.  The results of the Vistek business are included in the results of the Company’s PPT Division.

Acquisition of ILX

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of a wholly owned subsidiary of the Company with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  This acquisition expanded the Company’s optical power meter, laser diode instrumentation and fiber optic source product offerings, and added laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio.  The results of ILX are included in the results of the Company’s PPT Division.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Purchase Price Allocation for 2012 Acquisitions

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

(In thousands)	ILX	Vistek Business	Total
Assets acquired and liabilities assumed:
Cash	$44	$—	$44
Accounts receivable	1,224	—	1,224
Inventories	861	81	942
Other assets	587	26	613
Goodwill	3,762	273	4,035
Developed technology	2,800	1,200	4,000
Customer relationships	1,100	900	2,000
Other intangible assets	1,090	20	1,110
Deferred income taxes	(1,841)	—	(1,841)
Other liabilities	(644)	—	(644)
	$8,983	$2,500	$11,483

The goodwill related to the acquisition of ILX has been allocated to the Company’s PPT Division and will not be deductible for tax purposes, as this was a merger.  The goodwill related to the Company’s acquisition of the Vistek business has been allocated to its PPT division and will be deductible for tax purposes, as this was an asset purchase.

Pro Forma Results

The actual net sales and net income of ILX and the Vistek business, from the respective closing dates of the acquisitions, that are included in the Company’s consolidated statement of operations for the year ended December 29, 2012 are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company during such periods, including the results of the acquired businesses as though each acquisition had occurred at the beginning of 2011.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of 2011.

	Year Ended
	December 29,	December 31,
(Unaudited, in thousands)	2012	2011
Actual:
Net sales	$7,601	$—
Net income attributable to Newport Corporation	$1,126	$—
Supplemental pro forma information:
Net sales	$596,484	$554,112
Net income (loss) attributable to Newport Corporation	$(88,859)	$79,494

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above.  The pro forma net income assumes that the amortization of acquired intangible assets began at the beginning of 2011 rather than on the acquisition dates.  The result is a net increase in amortization expense of $0.1 million and $1.4 million for 2012 and 2011, respectively.  In addition, $0.1 million in

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

charges to cost of sales related to inventory that was marked up to fair value for purchase accounting was added back to pro forma net income for 2012 and subtracted from pro forma net income for 2011.  Transaction costs totaling $0.5 million, which were incurred prior to the closing of the acquisition, are also excluded from pro forma net income.

Acquisition of Opticoat Assets

On December 29, 2011, the Company acquired substantially all of the assets of Opticoat SRL (Opticoat) for a purchase price of $3.0 million in cash, of which $2.0 million was paid upon the closing and $1.0 million was held back to secure certain obligations of Opticoat under the acquisition agreement.  The Company paid $0.85 million in 2012 and absent any indemnification claims, the Company will pay the remaining $0.15 million in 2013.  The present value of these payments was determined to be $2.9 million.  The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.  This acquisition expanded the Company’s capabilities and capacity in the manufacturing of precision optical components and coatings.

Acquisition of Ophir

On October 4, 2011, the Company acquired all of the outstanding capital stock of Ophir for $242.3 million in cash, of which $242.1 million was allocated to the purchase price and $0.2 million was allocated to the fair value of unearned compensation related to unvested stock options.  The Company funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds received from the senior secured credit facility obtained by the Company in October 2011 as described more fully in Note 8.  After considering the cash held by Ophir as of the closing date, the net cash used by the Company for this transaction was $219.2 million.  The Company incurred $4.7 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.  This acquisition added Ophir’s precision infrared optics, laser measurement instrumentation and three-dimensional non-contact measurement sensors and equipment to the Company’s product offerings.

Acquisition of High Q

On July 29, 2011, the Company acquired all of the capital stock of High Q Technologies GmbH (High Q).  The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and a subsequent payment of $1.3 million, which was paid to the sellers based on a calculation of High Q’s net assets at closing.  After considering the cash held by High Q as of the closing date, the net cash used by the Company for this transaction was $12.5 million.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations.  This acquisition broadened the Company’s ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expanded the Company’s presence in European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.5 million as of December 29, 2012), and leased the building from the purchaser for a period of at least ten years.  High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q.  Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%.  The principal balance of the loan was €3.4 million ($4.4 million) as of December 29, 2012.  As of December 29, 2012, the current portion of the loan was $0.3 million and is included in prepaid expenses and other current assets and the long-term portion of the loan was $4.1 million and is included in investments and other assets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Purchase Price Allocation for 2011 Acquisitions

Below is a summary of the purchase price, assets acquired and liabilities assumed related to the Company’s acquisitions in 2011:

(In thousands)	Ophir	High Q	Opticoat	Total
Assets acquired and liabilities assumed:
Cash	$23,233	$5,989	$—	$29,222
Accounts receivable	18,732	1,494	—	20,226
Inventories	30,370	7,829	—	38,199
Other current assets	4,478	5,957	—	10,435
Goodwill	66,524	6,745	1,302	74,571
Developed technology	41,530	6,300	705	48,535
In-process research and development	9,560	—	—	9,560
Customer relationships	56,640	1,350	148	58,138
Other intangible assets	13,970	4,170	—	18,140
Property and equipment	41,652	1,436	917	44,005
Other noncurrent assets	13,917	225	—	14,142
Short-term borrowings	(7,082)	(10,699)	—	(17,781)
Accounts payable	(7,756)	(1,792)	—	(9,548)
Other current liabilities	(17,562)	(3,690)	—	(21,252)
Long-term debt	(9,781)	(4,161)	—	(13,942)
Deferred income taxes	(23,292)	(2,063)	—	(25,355)
Other noncurrent liabilities	(10,973)	(585)	(137)	(11,695)
Non-controlling interests	(2,076)	—	—	(2,076)
	$242,084	$18,505	$2,935	$263,524

For the Company’s Ophir and Opticoat acquisitions, goodwill has been allocated to the Company’s Ophir Division and will not be deductible for tax purposes.  For the Company’s High Q acquisition, goodwill has been allocated to the Company’s Lasers Division, a portion of which will be deductible for Austrian tax purposes.

In 2012, the Company determined that goodwill and other assets related to its Ophir Division were impaired and recorded impairment charges of $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.  See Note 5 for additional information.

Divestiture of Hilger Crystals Limited

On July 19, 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary.  The Company received $4.0 million in cash as consideration for the sale.  The Company recognized a net loss of $0.5 million related to this transaction in 2010.  The net asset value of Hilger Crystals Limited at the time of the sale was $2.5 million, including $0.6 million of goodwill allocated to the business, and the Company incurred charges totaling $1.4 million related to the pension plan associated with the business (see Note 14 for additional detail), a charge of $0.4 million to write off an intercompany receivable that will not be repaid by the new owner and $0.2 million in legal and consulting fees related to this transaction.  In 2012, the Company recognized a gain of $0.2 million related to an earn-out associated with this transaction.  Such gains and losses have been included in (Gain) loss on sale of assets and related costs in the accompanying consolidated statements of operations.  In addition, during 2010, the Company recognized $0.6 million in previously unrealized foreign currency losses as a non-operating expense upon the disposition of this business, which are included in interest and other expense, net in the accompanying consolidated statements of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The assets of the Hilger Crystals Limited business had previously been included in the Company’s PPT Division.  Below is a summary of the assets and liabilities disposed of:

(In thousands)
Assets and liabilities disposed of:
Current assets	$1,714
Other assets	1,775
Current liabilities	(1,020)
$2,469

NOTE 3                         MARKETABLE SECURITIES

The Company’s portfolio of marketable securities was as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Money market funds	$4,244	$542
Certificates of deposit	4,254	4,245
	$8,498	$4,787

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 29, 2012 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Money market funds	$4,244	$86	$—
Certificates of deposit	4,254	—	—
	$8,498	$86	$—

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Money market funds	$542	$93	$—
Certificates of deposit	4,245	—	—
	$4,787	$93	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The contractual maturities of available for sale securities were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
0 – 1 Year	$4,254	$4,245
1 – 2 Years	—	—
2 – 3 Years	—	—
3 – 5 Years	—	—
5 – 10 Years	—	—
More than 10 years	—	—
	$4,254	$4,245

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Gross realized gains	$—	$69	$125
Gross realized losses	—	—	—
	$—	$69	$125

NOTE 4        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Raw materials and purchased parts	$65,766	$65,054
Work in process	18,075	19,257
Finished goods	24,887	28,657
	$108,728	$112,968

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Raw materials and purchased parts	$4,149	$3,306
Work in process	—	—
Finished goods	4,926	6,119
	$9,075	$9,425

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Land	$3,456	$3,544
Buildings	10,377	10,674
Leasehold improvements	37,591	35,350
Machinery and equipment	86,816	87,880
Office equipment	46,626	52,536
	184,866	189,984
Less accumulated depreciation	(102,023)	(100,111)
	$82,843	$89,873

Depreciation expense, including the amortization of assets under capital leases, totaled $18.2 million, $13.2 million and $12.4 million for 2012, 2011 and 2010, respectively.  At December 29, 2012 and December 31, 2011, assets under capital leases were $1.0 million and $1.2 million, net of accumulated amortization of $1.6 million and $1.5 million, respectively.

Accrued Warranty Obligations

Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.  Short-term warranty obligations were $3.4 million and $4.3 million as of December 29, 2012 and December 31, 2011, respectively.  As of December 29, 2012 and December 31, 2011, the amounts accrued for long-term warranty obligations were not material.

The activity in accrued warranty obligations was as follows:

	Year Ended
	December 29,	December 31,
(In thousands)	2012	2011
Balance at beginning of year	$4,466	$4,105
Additions charged to cost of sales	2,674	3,317
Additions from acquisitions	21	1,097
Warranty claims	(3,633)	(4,053)
Balance at end of year	$3,528	$4,466

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Deferred revenue	$11,561	$12,383
Deferred lease liability	5,445	5,201
Accrued and deferred taxes	3,866	4,379
Short-term accrued warranty obligations	3,421	4,342
Other	10,403	13,495
	$34,696	$39,800

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 29,	December 31,
(In thousands)	2012	2011
Cumulative foreign currency translation losses	$(4,569)	$(5,804)
Unrecognized net pension losses	(3,248)	(1,005)
Unrealized gains on marketable securities	868	820
	$(6,949)	$(5,989)

NOTE 5        GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 29, 2012 and December 31, 2011 are as follows:

	PPT	Lasers	Ophir
(In thousands)	Division	Division	Division	Total
Balance at January 1, 2011:
Goodwill	$69,322	$104,562	$—	$173,884
Accumulated impairment losses	—	(104,562)	—	(104,562)
	69,322	—	—	69,322
Goodwill acquired	—	6,745	67,826	74,571
Foreign currency impact	—	(634)	—	(634)
Balance at December 31, 2011:
Goodwill	69,322	110,673	67,826	247,821
Accumulated impairment losses	—	(104,562)	—	(104,562)
	69,322	6,111	67,826	143,259
Goodwill acquired	4,035	—	—	4,035
Goodwill impairment	—	—	(67,797)	(67,797)
Foreign currency impact	—	118	(29)	89
Balance at December 29, 2012:
Goodwill	73,357	110,791	67,797	251,945
Accumulated impairment losses	—	(104,562)	(67,797)	(172,359)
	$73,357	$6,229	$—	$79,586

During 2012, the Company allocated $4.0 million of goodwill to its PPT Division due to the acquisition of ILX and the Vistek business.

During 2011, the Company allocated $6.7 million of goodwill to its Lasers Division due to the acquisition of High Q and $67.8 million to its Ophir Division due to the acquisitions of Ophir and Opticoat.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

During 2012, sales by the Company’s Ophir Division were below the levels that it had originally forecasted at the time of the acquisition of Ophir.  In light of those sales levels and other factors, in connection with the annual evaluation of goodwill and other intangible assets in the fourth quarter of 2012, the Company determined that the cash flow projections of its Ophir Division had diminished and, therefore, the goodwill and other intangible assets associated with that division were impaired.  As a result, the Company recorded an impairment charge of $67.8 million, which represented all of the goodwill that had been allocated to the Ophir Division.

Intangible assets, excluding goodwill, were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $10,885 and $6,903 as of December 29, 2012 and December 31, 2011, respectively	$29,742	$51,159
Customer relationships, net of accumulated amortization of $26,255 and $16,500 as of December 29, 2012 and December 31, 2011, respectively	20,100	61,609
In-process research and development, net of accumulated amortization of $158 and $0 as of December 29, 2012 and December 31, 2011, respectively	7,746	10,057
Other, net of accumulated amortization of $5,915 and $1,996 as of December 29, 2012 and December 31, 2011, respectively	1,553	5,507
	59,141	128,332
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	22,240
Intangible assets, net	$77,446	$150,572

As discussed above, during 2012, the Company determined that intangible assets related to its Ophir Division were impaired.  As a result, the Company recorded an impairment charge related to acquired intangible assets of $62.6 million.  Such charges consisted of $33.8 million for customer relationships, $21.5 million for developed technology, $2.1 million for in-process research and development, $4.6 million for indefinite-lived trade names and $0.6 million for finite-lived trade names.  Trade names and developed technologies were valued using the relief-from-royalty method, and customer relationships and in-process research and development were valued using the multi-period excess earnings method.

Amortization expense related to intangible assets totaled $17.7 million, $7.7 million and $3.2 million for 2012, 2011 and 2010, respectively.

Estimated aggregate amortization expense for future fiscal years will be amortized over a weighted-average life of 10.4 years as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2013	$10,263
2014	8,276
2015	6,642
2016	6,262
2017	5,288
Thereafter	19,399
$56,130

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The Company has excluded $3.0 million of amortization expense related to in-process research and development from the table above, as it was uncertain as of December 29, 2012 when the technology will be completed and when the amortization will begin.

NOTE 6        INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Interest and dividend income	$269	$565	$928
Interest expense	(8,183)	(10,598)	(8,292)
Bank and portfolio asset management fees	(708)	(779)	(742)
Derivative gains (losses)	565	(132)	—
Other, net	(502)	394	(375)
	$(8,559)	$(10,550)	$(8,481)

Interest expense included amortization of the debt discount related to the Company’s convertible subordinated notes of $12 thousand, $3.9 million and $4.1 million for 2012, 2011 and 2010, respectively.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

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

	Year Ended
	December 29,	December 31,	January 1,
	2012	2011	2011
Fair value	$7.91	$7.75	$5.44
Expected annual volatility	57.51%	54.08%	50.31%
Risk-free interest rate	0.78%	1.59%	2.27%
Expected term (years)	4.4	4.5	4.5
Annualized expected dividend yield	—	—	—

The total stock-based compensation expense included in the Company’s consolidated statements of operations was as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Cost of sales	$693	$488	$392
Selling, general and administrative expenses	6,740	5,029	3,896
Research and development expense	936	684	560
	$8,369	$6,201	$4,848

As required by ASC 718, the Company estimates the expected future forfeitures of stock options, stock appreciation rights and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures.  If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted.  The Company assumed forfeiture rates of 12.5%, 15.4% and 15.4% in recognizing compensation expense for 2012, 2011 and 2010, respectively.

At December 29, 2012, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $9.3 million (net of estimated forfeitures of $2.2 million).  This future compensation expense will be amortized, using the straight-line attribution method over a weighted-average period of 1.4 years.  The actual compensation expense that the Company will recognize in the future related to stock-based awards outstanding at December 29, 2012 will be adjusted for subsequent forfeitures.  All performance conditions applicable to stock-based awards outstanding at December 29, 2012 have been met.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Stock-Based Award Activity

The following table summarizes stock option activity for the year ended December 29, 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)
Outstanding at December 31, 2011	1,338	$13.75
Exercised	(247)	$11.58
Expired (cancelled post-vesting)	(81)	$22.69
Outstanding at December 29, 2012	1,010	$13.56	1.2	$509

Vested and expected to vest at December 29, 2012	1,010	$13.56	1.2	$509

Exercisable at December 29, 2012	1,010	$13.56	1.2	$509

The intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 totaled $1.0 million, $0.9 million and $0.4 million, respectively.  The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price, multiplied by the number of options exercised.

The following table summarizes the Company’s stock appreciation rights activity for the year ended December 29, 2012:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)
Outstanding at December 31, 2011	1,290	$8.71
Granted	431	$17.10
Exercised	(130)	$5.29
Forfeited (cancelled pre-vesting)	(32)	$16.03
Expired (cancelled post-vesting)	(9)	$11.51
Outstanding at December 29, 2012	1,550	$11.16	4.6	$5,561

Vested and expected to vest at December 29, 2012	1,398	$10.60	4.5	$5,547

Exercisable at December 29, 2012	872	$7.11	3.6	$5,501

The intrinsic value of stock appreciation rights exercised during fiscal years 2012, 2011 and 2010 totaled $1.3 million, $1.1 million and $0.6 million, respectively.  The intrinsic value of stock appreciation rights exercised is calculated as the difference between the market price on the date of exercise and the base value, multiplied by the number of stock appreciation rights exercised.

The grant date fair value of stock appreciation rights that vested during fiscal years 2012, 2011 and 2010 totaled $1.7 million, $1.1 million and $0.5 million, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The following table summarizes the Company’s restricted stock unit activity for the year ended December 29, 2012:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value
Outstanding at December 31, 2011	883	$11.10
Granted	495	$17.11
Vested	(560)	$8.86
Forfeited	(33)	$16.00
Outstanding at December 29, 2012	785	$16.28

At December 29, 2012, the Company had reserved 7,353,084 shares of common stock for future issuance under its stock incentive plans, which included 4,007,489 shares that were reserved for the future grant of stock-based awards under the 2011 Plan, and had reserved 2,034,980 shares of common stock for future issuance under the Purchase Plan.

NOTE 8        DEBT AND LINES OF CREDIT

Short-Term Debt

Total short-term debt was as follows:

	Interest	December 29,	December 31,
(In thousands)	Rate(s)	2012	2011

Japanese revolving lines of credit, expiring through July 2013	1.18 - 2.475%	$5,231	$5,539
Japanese receivables financing facilities, no expiration date	1.475%	415	1,262
Convertible notes, matured February 2012	2.50%	—	12,356
Total short-term borrowings		$5,646	$19,157

Short-Term Lines of Credit and Loans

At December 29, 2012, the Company had various revolving lines of credit and agreements with Japanese banks denominated in yen under which it sells trade notes receivable with recourse.  The revolving lines of credit with Japanese banks allow the Company to borrow up to $12.0 million (based on the currency exchange rate at December 29, 2012).  The agreements to sell receivables allow the Company to sell up to $6.4 million of receivables (based on the currency exchange rate at December 29, 2012).  The effective interest rates and the amounts outstanding under these lines of credit and agreements at December 29, 2012 are presented in the table above.  Such amounts are included in short-term borrowings in the accompanying consolidated balance sheets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Convertible Notes

In February 2007, the Company issued $175 million in convertible subordinated notes, which matured on February 15, 2012, at which time the then remaining outstanding principal amount of the notes was repaid.  Interest cost on the convertible subordinated notes consisted of the following components:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011

Contractual interest	$39	$2,941	$3,196
Amortization of debt discount	12	3,891	4,058
Interest cost on convertible subordinated notes	$51	$6,832	$7,254

Long-Term Debt

Total long-term debt was as follows:

	Interest	December 29,	December 31,
(In thousands)	Rate(s)	2012	2011

U.S. term loan, maturing October 2016	2.96%	$171,125	$185,000
Israeli loans, maturing through October 2015	2.97%-4.0%	3,591	10,838
Japanese private placement bonds, maturing June 2014	0.62%	2,325	2,576
Japanese loans, maturing through June 2016	1.25%-1.45%	1,056	1,463
Austrian loans		—	4,158
Total long-term debt		178,097	204,035
Current portion of long-term debt		27,339	25,992
Total long-term debt, less current portion		$150,758	$178,043

Secured Credit Facility

In October 2011, the Company entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years, which is secured by substantially all of the Company’s domestic assets as well as a pledge of certain shares of the Company’s subsidiaries.  The initial interest rates per annum applicable to amounts outstanding under the term loan and the revolving line of credit are, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus 1.75%, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus 2.75%.  The margins over the Base Rate and Eurodollar Rate applicable to the term loan and loans outstanding under the revolving line of credit are subject to adjustment in future periods based on the Company’s consolidated leverage ratio, as defined in and calculated under the Credit Agreement, provided that the maximum applicable margins are 2.00% for Base Rate loans and 3.00% for Eurodollar Rate loans, and the minimum applicable margins are 1.25% for Base Rate loans and 2.25% for Eurodollar Rate loans.  Principal amortization and interest payments on the term loan are due quarterly.  The effective interest rate and the principal amount outstanding on the term loan at December 29, 2012 are shown in the table above.  At December 29, 2012, there was no balance outstanding under the revolving line of credit, with $63.6 million available after considering outstanding letters of credit totaling $1.4 million.  The Company’s ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and the continued accuracy of certain representations and warranties.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Japanese Bonds

In June 2011, the Company issued 200 million Japanese yen in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year.  The bonds are included in long-term debt in the accompanying consolidated balance sheet as of December 29, 2012.

Other Loans

As part of the acquisition of Ophir, the Company assumed certain loans with Israeli and Japanese banks.  The effective interest rates and the principal amounts outstanding under these loans at December 29, 2012 are shown in the table above.  The loans in Japan are generally unsecured, and the loans in Israel are generally secured by pledges of and liens on certain of Ophir’s assets.

Maturities of the Company’s debt obligations as of December 29, 2012 were as follows:

(In thousands)
2013	$32,985
2014	31,905
2015	28,552
2016	90,301
2017	—
Thereafter	—
$183,743

NOTE 9        NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands, except per share data)	2012	2011	2011
Net income (loss) attributable to Newport Corporation	$(89,423)	$79,708	$41,113

Shares:
Weighted average shares outstanding - basic	38,133	37,407	36,647
Dilutive potential common shares, using treasury stock method	—	1,266	1,079
Weighted average shares outstanding - diluted	38,133	38,673	37,726

Net income (loss) per share attributable to Newport Corporation:
Basic	$(2.35)	$2.13	$1.12
Diluted	$(2.35)	$2.06	$1.09

For 2012, 2011 and 2010, 1.7 million, 1.1 million and 1.2 million stock options and/or stock appreciation rights, respectively, were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.  For 2012 and 2011, 0.6 million and 0.3 million restricted stock units, respectively, were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

underlying shares under the treasury stock method, and, therefore, their inclusion would have been antidilutive.  In addition, for 2010, 0.4 million restricted stock units representing shares that were issuable contingent upon the achievement of performance conditions were excluded from the computation of diluted net income per share, as the performance criteria had not been met.  For 2012, an additional 0.7 million common stock equivalents have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

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

Future minimum rental commitments under the terms of these leases at December 29, 2012 were as follows:

(In thousands)	Capital Leases	Operating Leases	Total Obligations
Payments Due By Period:
2013	$177	$11,180	$11,357
2014	176	8,496	8,672
2015	176	7,139	7,315
2016	175	6,275	6,450
2017	174	6,005	6,179
Thereafter	68	20,675	20,743

Total minimum payments	946	$59,770	$60,716

Less amount representing interest	(140)
Present value of obligation	$806

Rental expense, net of sublease income, under all leases totaled $10.6 million, $9.1 million and $8.0 million for 2012, 2011 and 2010, respectively.

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

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at December 29, 2012 and December 31, 2011.  In connection with the acquisition, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

for certain costs of remediation that are incurred and third party claims that are made prior to July 16, 2014 relating to this site.  The Company is unaware of any significant future expenses associated with this site for which the Company will be liable.

Indemnification Obligations

The Company from time to time enters into certain types of agreements that contingently require the Company to indemnify the other parties against certain claims.  These contracts primarily include: (i) contracts for the development and/or sale of products, under which the Company customarily agrees to hold the other party harmless against losses arising from bodily injury or damage to personal property caused by the Company’s personnel or products or infringement by the Company’s products of third-party intellectual property rights; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (iii) divestiture agreements, under which the Company may provide customary indemnifications to purchasers of the Company’s businesses or assets; and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities incurred by them in the course of their employment.

In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims and to control the defense or settlement of any third-party claims brought against the other party.  The Company’s obligations under these agreements are typically not limited in terms of amount or duration. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations as of December 29, 2012 and December 31, 2011.

Other Contingencies

In November 2010, two former employees of Spectra-Physics, Linda Pope and Yvette Flores, together with their children, Tia Pope Hudson and Mark Flores, filed a complaint against Spectra-Physics and the Company in the Superior Court for Santa Clara County, California.  In the action, the plaintiffs allege that between 1975 and 1985 they and their unborn children were exposed to toxic chemicals during their work at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the chemicals and failed to implement adequate safeguards to protect them from the chemicals, resulting in injuries to them and their unborn children.

In November 2012, the Company reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. The amount of such settlement was immaterial.  In December 2012, the court denied the Company’s motions for summary judgment of Yvette and Mark Flores’ claims based on the statute of limitations applicable to such claims.  Trial is currently set to commence in July 2013.

Yvette and Mark Flores are seeking an aggregate of $20.5 million in general and special damages, as well as punitive damages for each of them to be established by the trier of fact.  The Company disputes that the plaintiffs are entitled to any damages, and it continues to believe that the plaintiffs’ claims are without merit and intends to continue to vigorously defend its position.  Further, discovery in the action is ongoing, and the Company intends to file additional motions for summary judgment of the remaining claims.  Therefore, at this stage of the litigation, the Company is unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.  Except as described above, the Company currently is not a party to any other legal

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 11      INCOME TAXES

United States and foreign income (loss) before income taxes were as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
United States	$2,360	$43,091	$38,363
Foreign	(86,831)	7,417	5,878
	$(84,471)	$50,508	$44,241

The income tax provision (benefit) based on income (loss) were as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Current:
Federal	$1,275	$(3,252)	$565
State	(7)	1,204	687
Foreign	2,929	2,523	1,340
	4,197	475	2,592
Deferred:
Federal	6,980	(23,425)	440
State	(3,085)	(6,760)	(218)
Foreign	(2,613)	556	314
	1,282	(29,629)	536
	$5,479	$(29,154)	$3,128

The income tax provision (benefit) that was based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Income tax provision (benefit) at statutory rate	$(29,565)	$17,678	$15,484
Increase (decrease) in taxes resulting from:
Impairment or reduction of goodwill	23,730	1	213
Non-deductible expenses	153	1,700	188
State tax, net of federal benefit	(442)	1,043	1,549
Dividend from foreign subsidiary	—	—	2,962
Foreign rate variance	14,096	(1,683)	1,328
Income tax credits	(204)	(1,590)	(880)
Valuation allowance	(19)	(41,715)	(19,566)
Tax contingency	292	(1,808)	691
Other, including deferred tax adjustment, net	(2,562)	(2,780)	1,159
	$5,479	$(29,154)	$3,128

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,711	$6,202
Accruals and reserves not currently deductible	19,199	22,882
Tax credit carryforwards	1,633	10,715
Other basis differences	7,511	7,688
Total gross deferred tax assets	33,054	47,487
Valuation allowance	(3,135)	(3,043)
	29,919	44,444

Deferred tax liabilities:
Intangible assets	17,011	28,428
Property and equipment	4,446	5,198
Convertible debt	—	1
Other basis differences	368	613
Total deferred tax liabilities	21,825	34,240
Net deferred tax assets	$8,094	$10,204

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

The Company had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During 2010, the Company released a total of $16.9 million of valuation allowance related to the realization of domestic deferred tax assets as a result of the income generated in 2010.  The Company also recorded a reduction to foreign deferred tax assets and a corresponding reduction to the valuation allowance of $1.3 million related to deferred tax assets that were lost due to reorganizations, sales and liquidations of certain foreign entities.   During the fourth quarter of 2011, the Company achieved a cumulative three-year income position in the United States.  Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that the net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets.  Accordingly, the Company recorded a reduction in the valuation allowance of $41.7 million.  During the first quarter of 2012, the Company released $1.4 million of its valuation allowance related to certain domestic deferred tax assets due to the expected recovery of certain investments and capital loss carryovers.  During the third quarter of 2012, the Company released $0.4 million of its valuation allowance related to certain domestic deferred tax assets due to the recovery of certain other investments.  During the fourth quarter of 2012, after evaluating all positive and negative facts, the Company determined that it was not more likely than not that the Company would realize certain deferred tax assets associated with its Ophir Division.  Therefore, the Company recorded a valuation allowance of $1.9 million, substantially all of which was applicable to Ophir’s Optimet business based in Israel.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

As of December 29, 2012, the Company could not determine that it is more likely than not that deferred tax assets related to domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $3.1 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

At December 29, 2012, the Company had gross federal, state, and foreign net operating loss carryforwards totaling approximately $6.5 million, $40.2 million, and $14.2 million, respectively.  Federal net operating loss carryforwards begin to expire in 2023 and state net operating loss carryforwards begin to expire in 2013.  The majority of the Company’s foreign net operating loss carryforwards may be carried forward indefinitely.

At December 29, 2012, the Company had federal and state income tax credit carryforwards of $20.5 million and $10.6 million, respectively.  Certain unused federal carryforwards will begin to expire in 2015 and will continue to expire in future years if not fully utilized.  The state carryforwards do not expire.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized.  When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions.  Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.  During the year ended December 29, 2012, the Company realized approximately $0.7 million of such excess tax benefits and, accordingly, recorded a corresponding increase in capital in excess of par value.  As of December 29, 2012, the Company had $20.4 million of unrealized excess tax benefits associated with share-based compensation.  These tax benefits, if and when realized, will be accounted for as an increase in capital in excess of par value rather than as a reduction in the provision for income taxes.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $22.6 million and $17.7 million at December 29, 2012 and December 31, 2011, respectively.  These undistributed earnings are considered to be indefinitely reinvested.  Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

As of December 31, 2011, the Company had $17.7 million of gross unrecognized tax benefits and a total of $14.5 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of December 31, 2011.

As of December 29, 2012, the Company had $15.2 million of gross unrecognized tax benefits and a total of $12.4 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of December 29, 2012.  The Company believes that it is reasonably possible that gross unrecognized tax benefits may decrease by $1.1 million within the next twelve months.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Unrecognized tax benefits at beginning of year	$17,735	$9,953	$9,500
Gross increases for tax positions of prior years	—	8,325	—
Gross decreases for tax positions of prior years	(2,611)	—	—
Gross increases for tax positions of current year	1,111	1,437	638
Current year acquisitions	—	903	—
Settlements	(1,006)	(2,370)	(26)
Lapse of statute of limitations	(56)	(513)	(159)
Unrecognized tax benefits at end of year	$15,173	$17,735	$9,953

The Company and its subsidiaries file income tax returns in the United States and various state, local and foreign jurisdictions. The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2009 through current periods
California	2008 through current periods
France	2010 through current periods
Germany	2010 through current periods
Japan	2006 through current periods
Israel	2008 through current periods

However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2002 tax year.

NOTE 12      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions.  No purchases were made under this program during 2012, 2011 or 2010.  As of December 29, 2012, a total of approximately 3.9 million shares remained available for repurchase under the program.  However, the terms of the Credit Agreement, as described in Note 8, restrict the Company’s ability to purchase additional shares under this program during the term of the Credit Agreement.

In 2012, 2011 and 2010, the Company cancelled 0.2 million, 0.2 million and 0.1 million shares of common stock underlying restricted stock units, respectively, in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these shares totaled $3.1 million, $3.4 million and $1.3 million, respectively, at the time they were cancelled.

NOTE 13      FAIR VALUE MEASUREMENTS

ASC 820-10 requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets.  The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 29, 2012.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$3,107	$3,107	$—	$—
Marketable securities:
Money market funds	4,244	4,244	—	—
Certificates of deposit	4,254	—	4,254	—
	8,498	4,244	4,254	—
Derivatives:
Option contracts	755	—	755	—
Funds in investments and other assets:
Israeli pension funds	10,690	—	10,690	—
Group insurance contracts	6,615	—	6,615	—
	17,305	—	17,305	—
	$29,665	$7,351	$22,314	$—

Liabilities:
Derivatives:
Option contracts	$202	$—	$202	$—

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 31, 2011.

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$12,367	$12,367	$—	$—
Marketable securities:
Money market funds	542	542	—	—
Certificates of deposit	4,245	—	4,245	—
	4,787	542	4,245	—
Derivatives:
Option contracts	117	—	117	—
Funds in investments and other assets:
Group insurance contracts	6,572	—	6,572	—
	$23,843	$12,909	$10,934	$—

Liabilities:
Derivatives:
Forward contracts	$388	$—	$388	$—
Option contracts	440	—	440	—
	$828	$—	$828	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	December 29, 2012		December 31, 2011
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$32,985	$32,020	$45,149	$44,063
Long-term debt	$150,758	$145,404	$178,043	$166,600

NOTE 14      EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors certain 401(k) defined contribution plans.  Generally, all U.S. employees are eligible to participate in and contribute to these plans.  The Company makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation.  Expense recognized for the plans totaled $4.8 million, $4.9 million and $4.3 million for 2012, 2011 and 2010, respectively.

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

December 29, 2012, December 31, 2011 and January 1, 2011 serve as the measurement dates for the respective amounts shown below.  Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Service cost	$2,807	$1,178	$592
Interest cost on projected benefit obligation	746	832	704
Expected return on plan assets	(228)	(299)	(165)
Curtailment loss	—	—	735
Amortization of net loss	47	239	107
	$3,372	$1,950	$1,973

In July 2010, the Company sold all of the outstanding capital stock of its Hilger Crystals Limited subsidiary (see Note 2 for additional detail).  As a result of this transaction, employee participants in the Company’s United Kingdom defined benefit pension plan became deferred participants and stopped accruing additional pension benefits under the plan.  As a consequence, the Company recognized a charge of $0.7 million in the second quarter of 2010 related to this plan curtailment, consisting of $0.6 million in previously unrecognized actuarial losses, which had been included in other comprehensive income (loss), and an increase of $0.1 million in the projected benefit obligation, which resulted from a change in actuarial assumptions due to the change in status of the employee participants to deferred membership.  In addition, the Company is obligated under the terms of the sale to wind up the pension plan and has therefore accrued $0.7 million in expected costs to complete the wind up.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The changes in projected benefit obligation and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans were as follows:

	December 29,	December 31,
(In thousands)	2012	2011
Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$33,312	$20,328
Liabilities assumed through acquisition	—	11,639
Service cost	2,807	1,178
Interest cost	746	832
Actuarial loss	3,000	466
Benefits paid	(2,612)	(961)
Currency translation adjustments	(69)	(170)
Projected benefit obligation, end of year	37,184	33,312
Change in plan assets:
Fair value of plan assets, beginning of year	10,020	7,221
Assets acquired through acquisition	—	2,574
Company contributions	576	502
Contributions by plan participants	—	70
Gain on plan assets	141	149
Benefits paid	(1,156)	(682)
Currency translation adjustments	(161)	186
Fair value of plan assets, end of year	9,420	10,020
Funded status	$(27,764)	$(23,292)

Amounts recognized in the balance sheet:
Pension assets	$320	$1,420
Current portion of pension liabilities	(320)	(268)
Accrued pension liabilities	(27,764)	(24,444)
Accumulated other comprehensive income (loss)	3,248	(1,005)
Net amount recognized	$(24,516)	$(24,297)

At December 29, 2012 and December 31, 2011, the United Kingdom plan was overfunded and had assets of $3.3 million and $3.9 million, respectively, and a projected benefit obligation of $3.0 million and $2.5 million, respectively.  The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $10.7 million and $9.5 million and projected benefit obligations of $12.2 million and $10.8 million being reported on a gross basis as of December 29, 2012 and December 31, 2011, respectively.  Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis.  The Israeli assets are not included in pension assets in the table above, as they are not included in the calculation of the net underfunded pension liability.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.  All other plans were underfunded and had combined assets of $6.1 million at December 29, 2012 and December 31, 2011, and combined projected benefit obligations of $21.9 million and $20.0 million at December 29, 2012 and December 31, 2011, respectively.

At December 29, 2012, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $37.2 million, $33.8 million and $9.4 million, respectively.  At December 31, 2011, the aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $33.3 million, $29.8 million and $10.0 million, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

At December 29, 2012, the estimated benefit payments for the next 10 years were as follows:

Estimated
Benefit
(In thousands)	Payments
2013	$2,363
2014	1,210
2015	2,091
2016	1,137
2017	2,140
Thereafter	21,218
$30,159

The Company expects to contribute $1.9 million to the plans during 2013.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	December 29,	December 31,	January 1,
	2012	2011	2011
Discount rate	2.29%	2.44%	4.10%
Rate of increase in salary levels	2.38%	2.25%	3.15%
Expected long-term rate of return on assets	1.59%	1.59%	1.86%

The weighted-average rates used to determine projected benefit obligations for the respective periods were as follows:

	December 29, 2012	December 31, 2011
Discount rate	1.87%	2.29%
Rate of increase in salary levels	1.67%	2.38%
Expected long-term rate of return on assets	1.89%	1.59%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	December 29, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
Cash	$2,249	24%	$2,888	29%
Bonds	1,410	15	1,294	13
Insurance contracts	5,761	61	5,838	58
	$9,420	100%	$10,020	100%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements.  In Japan, assets are primarily invested in pooled funds of insurance companies.  The expected long-term rate of return on these assets is 1.5%, which is based on the general yield environment for high quality instruments in Japan.  The United Kingdom pension plan invests in a combination of high yield cash accounts and bond funds.  The bond funds are split between a fixed interest fund and an index linked fund, which are subject to interest rate risk.  The allocation mix is designed to minimize risk while providing liquidity and

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

earning a reasonable rate of return.  The expected long-term rate of return on these assets is 2.8%, which is based on Government gilt yields and bank base rates.  In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is 1.3%, which is based on the expected return on the underlying assets.  The Company’s Israeli plans are accounted for using the shut-down method of accounting.  As a result, plan assets are reported separate from the net underfunded pension liability and were not included in the Company’s plan assets shown above.  The Israeli assets are invested in government regulated pension funds, which invest primarily in bonds.  There are two pension plans in Germany, in which the related assets are not part of the plan, as discussed below.  The Company does not invest in derivative instruments, although the pooled funds it owns may use such instruments in a risk management capacity.

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.  The fair value of bond funds is based on quoted prices provided by the fund issuer and the fair value of insurance contracts is based on quoted prices provided by the insurance provider.  Because the bond funds and insurance contracts are not actively traded but are valued using observable inputs, they fall within Level 2 of the fair value hierarchy.

Other Pension-Related Assets

As of December 29, 2012 and December 31, 2011, the Company had assets with an aggregate market value of $6.6 million, which it has set aside in connection with its German pension plans.  These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws.  The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.0%, depending on the contract.  Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above.  However, the Company has designated such assets to pay pension benefits.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

NOTE 15      BUSINESS SEGMENT INFORMATION

The operating segments reported herein are the segments of the Company for which separate financial information was available and for which operating results were evaluated regularly by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker, in deciding how to allocate resources and in assessing performance, during the periods covered by the accompanying financial statements.

The Company develops, manufactures and markets its products within three distinct business segments, its PPT Division, its Lasers Division and its Ophir Division.

The PPT Division’s products and systems are sold to end-user customers in a wide range of markets, including the microelectronics, scientific research, defense/security, life and health sciences and industrial markets.  In addition, the division sells subsystems to customers that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications.  The products sold by this division include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optical components, optical hardware and opto-mechanical subassemblies.  The PPT Division also offers automated systems and subsystems for advanced applications in the manufacturing of solar panels and communications and electronic devices.

The Lasers Division offers a broad array of laser technology products and services to OEM and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial markets.  The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers, fiber lasers and gas lasers.

The Ophir Division, which was established at the time of the Company’s acquisition of Ophir in the fourth quarter of 2011, offers a wide range of products to OEM and end-user customers across a wide range of applications and markets, including scientific research, defense/security, life and health sciences and industrial markets.  The

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

division’s primary product offerings consist of precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement equipment.

The Company measured income reported for each business segment, which included only those costs and charges that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, such as corporate overhead and intangible asset amortization, other charges and gains, interest and other expense, net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 were as follows:

	PPT	Lasers	Ophir
(In thousands)	Division	Division	Division	Total
Year ended December 29, 2012
Sales to external customers	$311,310	$181,426	$102,610	$595,346
Depreciation and amortization	$4,192	$5,710	$6,449	$16,351
Segment income (loss)	$67,552	$20,400	$(121,796)	$(33,844)
Segment assets	$220,494	$111,597	$142,538	$474,629
Expenditures for long-lived assets	$3,302	$2,381	$2,568	$8,251

Year ended December 31, 2011
Sales to external customers	$325,972	$191,528	$27,554	$545,054
Depreciation and amortization	$6,035	$3,632	$1,574	$11,241
Segment income	$74,936	$19,150	$1,510	$95,596
Segment assets	$210,776	$131,799	$304,564	$647,139
Expenditures for long-lived assets	$6,109	$2,423	$991	$9,523

Year ended January 1, 2011
Sales to external customers	$297,666	$182,121	$—	$479,787
Depreciation and amortization	$7,039	$3,583	$—	$10,622
Loss on disposal assets and related costs	$542	$—	$—	$542
Segment income	$62,759	$14,275	$—	$77,034
Segment assets	$237,231	$80,433	$—	$317,664
Expenditures for long-lived assets	$4,815	$854	$—	$5,669

The segment loss reported for the Company’s Ophir Division for 2012 included impairment charges of $130.9 million related to goodwill, intangible assets and other long-lived assets (see Note 5).

The segment income reported for the Company’s PPT Division for 2010 included a loss on the sale of assets and related costs, totaling $0.5 million, related to the sale of the Company’s Hilger Crystals Limited subsidiary (see Note 2).

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

The following reconciles segment income to consolidated income (loss) before income taxes:

	Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Segment income (loss)	$(33,844)	$95,596	$77,034
Unallocated operating expenses	(48,316)	(41,773)	(24,312)
Gain on sale of investments	6,248	—	—
Foreign currency translation gain from sale of subsidiary	—	7,198	—
Recovery of note receivable and other amounts related to previously discontinued operations, net	—	619	—
Loss on extinguishment of debt	—	(582)	—
Interest and other expense, net	(8,559)	(10,550)	(8,481)
Consolidated income (loss) before income taxes	$(84,471)	$50,508	$44,241

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Depreciation and amortization for reportable segments	$16,351	$11,241	$10,622
Depreciation and amortization for assets held at corporate	23,281	12,758	8,046
Total depreciation and amortization	$39,632	$23,999	$18,668

Assets of reportable segments	$474,629	$647,139	$317,664
Assets held at corporate, primarily cash and cash equivalents, restricted cash and marketable securities	146,332	116,930	238,726
Total assets	$620,961	$764,069	$556,390

Expenditures for long-lived assets for reportable segments	$8,251	$9,523	$5,669
Expenditures for assets held at corporate	3,278	4,091	1,745
Total expenditures for long-lived assets	$11,529	$13,614	$7,414

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

Selected financial information for the Company’s operations by geographic area is presented in the table below. The table below reflects the Company’s net sales by geographic region. Sales are attributed to each location based on the customer’s address to which the product is shipped.

	As of or for the Year Ended
	December 29,	December 31,	January 1,
(In thousands)	2012	2011	2011
Geographic area net sales:
United States	$243,674	$240,736	$233,479
Germany	73,383	61,580	36,982
Other European countries	78,428	72,957	65,387
Japan	62,947	52,971	57,915
Other Pacific Rim countries	94,313	80,731	65,449
Rest of world	42,601	36,079	20,575
	$595,346	$545,054	$479,787
Geographic area long-lived assets:
United States	$42,710	$36,082
Israel	26,690	42,042
Europe	9,902	8,201
Rest of world	3,541	3,548
	$82,843	$89,873

NOTE 16      FOREIGN CURRENCY TRANSLATION GAIN

In 2001, the Company established a financing structure through which it loaned its French subsidiary €16.6 million.  During the first quarter of 2011, such financing structure was eliminated and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.

NOTE 17      GAIN ON SALE OF INVESTMENTS

The Company holds equity interests in privately-held corporations, which were accounted for using the cost method.  During previous years, the Company had reduced the carrying value of these investments to zero due to the corporations’ poor financial condition.  In the second quarter of 2012, one of these corporations was acquired in a merger transaction, and the Company received $5.3 million for its interest as a result of the acquisition.  In the third quarter of 2012, another of these corporations redeemed its shares from the Company for $1.0 million.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 29, 2012

NOTE 18                  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 29, 2012:
Net sales	$157,167	$153,655	$142,881	$141,643
Gross profit	$68,069	$66,883	$62,808	$62,828
Net income (loss) attibutable to Newport Corporation	$6,592	$9,154	$7,636	$(112,805)
Basic income (loss) per share attibutable to Newport Corporation (1)	$0.17	$0.24	$0.20	$(2.96)
Diluted income (loss) per share attibutable to Newport Corporation (1)	$0.17	$0.24	$0.20	$(2.96)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2011:
Net sales	$128,411	$130,132	$125,598	$160,913
Gross profit	$57,876	$59,672	$55,783	$66,398
Net income attibutable to Newport Corporation	$20,759	$13,922	$10,502	$34,525
Basic income per share attibutable to Newport Corporation (1)	$0.56	$0.37	$0.28	$0.92
Diluted income per share attibutable to Newport Corporation (1)	$0.53	$0.36	$0.27	$0.90

(1)         Per share data was computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended December 29, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,532	$390	$—	$(1,120)	$(254)	$1,548
Reserve for inventory obsolescence	$25,487	$5,499	$—	$(4,983)	$1,441	$27,444

Year Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,587	$358	$—	$(957)	$544	$2,532
Reserve for inventory obsolescence	$28,895	$3,953	$—	$(5,742)	$(1,619)	$25,487

Year Ended January 1, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,111	$787	$—	$(1,339)	$28	$2,587
Reserve for inventory obsolescence	$29,655	$5,792	$—	$(5,850)	$(702)	$28,895

(1)         Amounts reflect the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with ASC 830, Foreign Currency Matters and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Stock Purchase Agreement dated May 28, 2004 by and among the Registrant, Thermo Electron Corporation and other related parties (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2004).

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

10.5*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10.6*

Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit Number	Description of Exhibit

10.7*

Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.8*

Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10.9*

2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10.10*

Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10.11*

Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.12*

Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10.13*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10.14*

Form of Restricted Stock Unit Award Agreement (with performance-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.15*

Form of Restricted Stock Unit Award Agreement (with time-based vesting) to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.16*

Form of Stock Appreciation Right Award Agreement to be used under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.17*

Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

10.18*

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

10.21*

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.22*

Transition Agreement between the Registrant and Gary J. Spiegel dated November 29, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2012).

10.23

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

10.24

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