Form 10-Q
period 2013-03-30
NEWPORT CORP
filed 2013-05-09
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Yes ☐  No ☒

As of April 26, 2013, 39,080,464 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales	$132,607	$157,167
Cost of sales	77,475	89,098
Gross profit	55,132	68,069

Selling, general and administrative expenses	37,608	44,060
Research and development expense	13,101	13,799
Operating income	4,423	10,210

Interest and other expense, net	(2,137)	(2,187)
Income before income taxes	2,286	8,023

Income tax provision (benefit)	(448)	1,435
Net income	2,734	6,588
Net loss attributable to non-controlling interests	(12)	(4)
Net income attributable to Newport Corporation	$2,746	$6,592

Net income	$2,734	$6,588
Other comprehensive income:
Foreign currency translation gains (losses)	(2,452)	1,587
Unrecognized net pension gains (losses)	190	(16)
Unrealized gains (losses) on marketable securities	(98)	33
Comprehensive income	$374	$8,192

Comprehensive loss attributable to non-controlling interests	$(61)	$(46)
Comprehensive income attributable to Newport Corporation	435	8,238
Comprehensive income	$374	$8,192

Net income per share attributable to Newport Corporation:
Basic	$0.07	$0.17
Diluted	$0.07	$0.17

Shares used in per share calculations:
Basic	38,601	37,731
Diluted	39,260	38,931

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 30,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$83,846	$88,767
Restricted cash	3,122	3,107
Marketable securities	9,205	8,498
Accounts receivable, net of allowance for doubtful accounts of $1,474 and $1,548 as of March 30, 2013 and December 29, 2012, respectively	89,722	89,445
Notes receivable	1,514	1,536
Inventories	108,262	108,728
Deferred income taxes	19,817	19,872
Prepaid expenses and other current assets	18,111	17,727
Total current assets	333,599	337,680

Property and equipment, net	81,962	82,843
Goodwill	79,388	79,586
Deferred income taxes	5,456	5,646
Intangible assets, net	74,651	77,446
Investments and other assets	35,322	37,760
	$610,378	$620,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$35,468	$32,985
Accounts payable	30,372	31,061
Accrued payroll and related expenses	26,466	29,096
Accrued expenses and other current liabilities	34,945	34,696
Total current liabilities	127,251	127,838

Long-term debt, net	136,170	150,758
Accrued pension liabilities	26,561	27,764
Deferred income taxes and other liabilities	22,925	23,783

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,810,704 and 38,402,291 shares issued and outstanding as of March 30, 2013 and December 29, 2012, respectively	4,529	4,481
Capital in excess of par value	447,305	441,074
Accumulated other comprehensive loss	(9,260)	(6,949)
Accumulated deficit	(146,428)	(149,174)
Total stockholders’ equity of Newport Corporation	296,146	289,432
Non-controlling interests	1,325	1,386
Total stockholders’ equity	297,471	290,818
	$610,378	$620,961

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,734	$6,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,965	10,818
Provision for losses on inventories	2,334	2,310
Stock-based compensation expense	2,269	2,214
Provision for doubtful accounts	15	35
Loss on disposal of property and equipment	61	58
Deferred income taxes	(8)	(1,326)
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	(1,782)	(1,415)
Inventories	(2,363)	(1,278)
Prepaid expenses and other assets	(449)	(1,270)
Accounts payable	(330)	1,053
Accrued payroll and related expenses	(2,379)	(5,979)
Accrued expenses and other liabilities	(289)	1,112
Other long-term liabilities	(328)	295
Net cash provided by operating activities	7,450	13,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,951)	(3,732)
Restricted cash	(53)	11,460
Business acquisition, net of cash acquired	-	(8,939)
Refundable amounts related to business acquisition	-	(317)
Purchase of marketable securities	(2,346)	(1,293)
Proceeds from the sale of marketable securities	1,481	878
Net cash used in investing activities	(4,869)	(1,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(11,892)	(9,376)
Proceeds from short-term borrowings	1,599	3,280
Repayment of short-term borrowings	(876)	(14,853)
Proceeds from the issuance of common stock under employee plans	4,010	2,001
Tax withholding payments related to net share settlement of equity awards	-	(3,053)
Net cash used in financing activities	(7,159)	(22,001)
Impact of foreign exchange rate changes on cash balances	(343)	298
Net decrease in cash and cash equivalents	(4,921)	(10,431)
Cash and cash equivalents at beginning of period	88,767	55,701
Cash and cash equivalents at end of period	$83,846	$45,270

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,927	$1,873
Cash paid during the period for income taxes, net	$799	$1,299
Property and equipment accrued in accounts payable	$178	$20

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

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

The accompanying unaudited consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.  The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending December 28, 2013.  The December 29, 2012 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, management determined that certain debt repayments and borrowings were both overstated by $1.0 million in the Company’s consolidated statement of cash flows for the three months ended March 31, 2012.  In the consolidated statement of cash flows included in the accompanying unaudited consolidated financial statements, the Company corrected the presentation of repayment of long-term debt and obligations under capital leases and proceeds from short-term borrowings to accurately report debt repayments and borrowings.  The Company believes that the effect of this adjustment is not material to the consolidated statement of cash flows for the three months ended March 31, 2012.

NOTE 2                         RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to disclose significant amounts that have been reclassified out of accumulated other comprehensive income.  Amounts that are required to be reclassified in their entirety to net income must be disclosed either on the face of the income statement or in the notes to the financial statements.  Amounts that are not required to be reclassified in their entirety to net income in the same reporting period must be disclosed by a cross reference to other disclosures that provide additional information regarding such amounts.  ASU No. 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 has not had a material impact on the Company’s financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies the guidance in Topics 810 and 830.  Topic 810 requires companies to deconsolidate a subsidiary or derecognize a group of assets if the parent ceases to hold a controlling financial interest in that subsidiary or group of assets.  Upon the loss of a controlling financial interest, the parent would recognize the cumulative translation adjustment in net income.  The guidance in Topic 810 does not distinguish between a sale or transfer of an investment in a foreign entity and a sale or transfer of a subsidiary or group of assets within a foreign entity.  Topic 830 requires the release of the cumulative translation adjustment into net income if a sale or transfer represented a complete or substantially complete liquidation of an investment in a foreign entity.  ASU No. 2013-05 clarifies that companies that cease to have a controlling financial interest in a subsidiary or group of assets within a foreign subsidiary should release the cumulative translation adjustment into net income if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU No. 2013-05 will be effective for fiscal years beginning after December 15, 2013, and early adoption is permitted but has not been elected by the Company.  The adoption of ASU No. 2013-05 will not have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

NOTE 3                         MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at March 30, 2013 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$4,923	$83	$-
Certificates of deposit	4,282	-	-
	$9,205	$83	$-

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at December 29, 2012 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$4,244	$86	$-
Certificates of deposit	4,254	-	-
	$8,498	$86	$-

The contractual maturities of certificates of deposit were as follows:

(In thousands)	March 30,
2013
0 – 1 Year	$4,282
1 – 2 Years	-
2 – 3 Years	-
3 – 5 Years	-
5 – 10 Years	-
More than 10 years	-
$4,282

There were no realized gains or losses on the sale of available for sale securities for the three months ended March 30, 2013 or the three months ended March 31, 2012.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of March 30, 2013.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$3,122	$3,122	$-	$-

Marketable securities:
Money market funds	4,923	4,923	-	-
Certificates of deposit	4,282	-	4,282	-
	9,205	4,923	4,282	-
Derivative assets:
Forward contracts	8	-	8	-
Option contracts	701	-	701	-
	709	-	709	-

Funds in investments and other assets:
Israeli pension funds	10,344	-	10,344	-
Pension assets not owned by plan	6,541	-	6,541	-
	16,885	-	16,885	-
	$29,921	$8,045	$21,876	$-

Liabilities:
Derivative liabilities:
Option contracts	109	-	109	-

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 29, 2012.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$3,107	$3,107	$-	$-

Marketable securities:
Money market funds	4,244	4,244	-	-
Certificates of deposit	4,254	-	4,254	-
	8,498	4,244	4,254	-
Derivative assets:
Option contracts	755	-	755	-

Funds in investments and other assets:
Israeli pension funds	10,690	-	10,690
Pension assets not owned by plan	6,615	-	6,615	-
	17,305	-	17,305	-
	$29,665	$7,351	$22,314	$-
Liabilities:
Derivative liabilities:
Option contracts	202	-	202	-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	March 30, 2013		December 29, 2012
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$35,468	$34,235	$32,985	$32,020
Long-term debt	$136,170	$130,271	$150,758	$145,404

NOTE 5                         SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	March 30,	December 29,
	2013	2012
Raw materials and purchased parts	$64,261	$65,766
Work in process	17,537	18,075
Finished goods	26,464	24,887
Short-term inventories	$108,262	$108,728

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	March 30,	December 29,
	2013	2012
Raw materials and purchased parts	$3,300	$4,149
Finished goods	4,540	4,926
Long-term inventories	$7,840	$9,075

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Optics Groups generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty and laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Products of these groups sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months.  Products sold by the Company’s Lasers Group carry warranties that vary by product and product component, but generally range from 90 days to two years.  In certain cases, such warranties for Lasers Group products are limited by either a set time period or a maximum amount of hourly usage of the product, whichever occurs first.  Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria.  The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.  Short-term warranty obligations were $3.3 million and $3.4 million as of March 30, 2013 and December 29, 2012, respectively.  As of March 30, 2013 and December 29, 2012, the amounts accrued for long-term warranty obligations were not material.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

The activity in accrued warranty obligations was as follows:

	Three Months Ended
(In thousands)	March 30,	March 31,
	2013	2012
Balance at beginning of year	$3,528	$4,466
Additions charged to cost of sales	596	629
Additions from acquisitions	-	21
Warranty claims	(742)	(1,195)
Balance at end of period	$3,382	$3,921

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	March 30,	December 29,
	2013	2012
Deferred revenue	$12,702	$11,561
Deferred lease liability	5,464	5,445
Accrued and deferred taxes	3,714	3,866
Short-term accrued warranty obligations	3,251	3,421
Other	9,814	10,403
	$34,945	$34,696

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	March 30,	December 29,
	2013	2012
Cumulative foreign currency translation losses	$(6,972)	$(4,569)
Unrecognized net pension losses	(3,058)	(3,248)
Unrealized gains on marketable securities	770	868
	$(9,260)	$(6,949)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

NOTE 6                         INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	March 30,	December 29,
	2013	2012
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $11,638 and $10,885 as of March 30, 2013 and December 29, 2012, respectively	$28,797	$29,742
Customer relationships, net of accumulated amortization of $27,827 and $26,255 as of March 30, 2013 and December 29, 2012, respectively	18,487	20,100
In-process research and development, net of accumulated amortization of $280 and $158 as of March 30, 2013 and December 29, 2012, respectively	7,611	7,746
Other, net of accumulated amortization of $5,916 and $5,915 as of March 30, 2013 and December 29, 2012, respectively	1,451	1,553
	56,346	59,141
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$74,651	$77,446

Developed technology is amortized on a straight line basis over 10 to 20 years, depending on the life of the product technology.  Intangible assets related to customer relationships are generally amortized over a period of up to 10 years on an accelerated basis.  In-process research and development is amortized on a straight line basis over the product’s estimated useful life upon completion of the technology.  Other intangible assets include acquired backlog, product trademarks and trade names, non-competition agreements and defensible assets.  With the exception of product trademarks and trade names, such assets are amortized on a straight line basis over a period of three months to 10 years, depending on the asset.  Trademarks and trade names associated with products are amortized on a straight line basis over the estimated remaining life of the product technology, which ranges from 10 to 20 years.  Trademarks and trade names associated with a business have indefinite lives and are not amortized.

Amortization expense related to intangible assets totaled $2.6 million for the three months ended March 30, 2013 and $5.2 million for the three months ended March 31, 2012.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2013 (remaining)	$7,751
2014	8,344
2015	6,712
2016	6,337
2017	5,371
Thereafter	19,863
$54,378

The Company has excluded $2.0 million of amortization expense related to certain in-process research and development projects from the table above, as it was uncertain as of March 30, 2013 when the technology will be completed and when the amortization will begin.

NOTE 7                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012
Interest expense	$(1,789)	$(2,201)
Interest and dividend income	49	61
Derivative gain	202	671
Bank and portfolio asset management fees	(192)	(164)
Other expense, net	(407)	(554)
	$(2,137)	$(2,187)

NOTE 8                         STOCK-BASED COMPENSATION

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012
Cost of sales	$209	$117
Selling, general and administrative expenses	1,820	1,839
Research and development expense	240	258
	$2,269	$2,214

At March 30, 2013, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $7.6 million (net of estimated forfeitures of $1.5 million).  This future compensation expense will be amortized over a weighted-average period of 1.4 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at March 30, 2013 will be adjusted for actual forfeitures.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

At March 30, 2013, 0.7 million stock options with a weighted-average exercise price of $14.58 per share, intrinsic value of $1.5 million and remaining contractual term of 1.4 years were outstanding and were exercisable.  At March 30, 2013, 1.4 million stock-settled stock appreciation rights with a weighted-average base value of $11.47 per share, intrinsic value of $8.0 million and remaining contractual term of 4.4 years were outstanding, and 0.8 million stock-settled stock appreciation rights with a weighted-average base value of $7.23 per share, intrinsic value of $7.5 million and remaining contractual term of 3.4 years were exercisable.

NOTE 9                         DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	March 30,	December 29,
	2013	2012

Japanese revolving lines of credit	$5,307	$5,231
Japanese receivables financing facilities	551	415
Total short-term borrowings	$5,858	$5,646

Total long-term debt was as follows:

(In thousands)	March 30,	December 29,
	2013	2012

U.S. term loan due October 2016	$159,563	$171,125
Israeli loans due through October 2015	3,230	3,591
Japanese private placement bonds due June 2014	2,122	2,325
Japanese loans due through November 2016	865	1,056
Total long-term debt	165,780	178,097
Current portion of long-term debt	29,610	27,339
Total long-term debt, less current portion	$136,170	$150,758

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

NOTE 10                  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 30,	March 31,
(In thousands, except per share data)	2013	2012

Net income attributable to Newport Corporation	$2,746	$6,592

Shares:
Weighted average shares outstanding - basic	38,601	37,731
Dilutive potential common shares, using treasury stock method	659	1,200
Weighted average shares outstanding - diluted	39,260	38,931

Net income per share attributable to Newport Corporation:
Basic	$0.07	$0.17
Diluted	$0.07	$0.17

For the three months ended March 30, 2013, an aggregate of 0.9 million stock options and stock appreciation rights were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.  For the three months ended March 30, 2013, 0.4 million restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method and, therefore, their inclusion would have been antidilutive.

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  As of March 30, 2013, the Company could not determine that it is more likely than not that deferred tax assets related to certain domestic and foreign net operating loss carryforwards and certain other miscellaneous domestic and foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $3.3 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies.  Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be.  As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.  During the three months ended March 30, 2013, the Company reversed $0.7 million of unrecognized tax benefits related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations.  As of March 30, 2013, the Company had $14.5 million of gross unrecognized tax benefits and a total of $11.7 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant for the three months ended March 30, 2013.

NOTE 12                  STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  No purchases were made under this program during the three months ended March 30, 2013.  As of March 30, 2013, 3.9 million shares remained available for purchase under the program.  However, the terms of the Company’s senior secured credit facility entered into in October 2011 restrict the Company’s ability to purchase additional shares under this program during the term of such facility.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012
Service cost	$721	$589
Interest cost on benefit obligations	165	185
Expected return on plan assets	(52)	(57)
Amortization of net loss	63	27
	$897	$744

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

NOTE 14      BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker, in deciding how to allocate resources and in assessing performance.  Prior to 2013, the Company developed, manufactured and marketed its products within three distinct business segments: its Lasers Division, its Photonics and Precision Technologies Division and its Ophir Division.  In January 2013, the Company reorganized its operations to create three new operating segments: its Photonics Group, its Lasers Group and its Optics Group.  As a result, the Company has revised its reportable segments to correspond with its new operating segments, reflecting the manner in which it now assesses performance and allocates resources.  The results of operations of the Company’s reportable segments for the three months ended March 31, 2012 reported below have been restated to conform to the new reportable segments.

The Company measured income reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, such as corporate overhead and intangible asset amortization, interest and other expense, net, and income taxes.

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended March 30, 2013:
Sales to external customers	$58,367	$38,885	$35,355	$132,607
Segment income	$12,566	$3,133	$700	$16,399

Three months ended March 31, 2012:
Sales to external customers	$60,132	$49,227	$47,808	$157,167
Segment income	$12,280	$6,683	$6,189	$25,152

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012
Segment income	$16,399	$25,152
Unallocated operating expenses	(11,976)	(14,942)
Interest and other expense, net	(2,137)	(2,187)
	$2,286	$8,023

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 30, 2013

NOTE 15      LEGAL PROCEEDINGS

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

In November 2012, the Company reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. The amount of such settlement was immaterial.  In December 2012, the court denied the Company’s motions for summary judgment of Yvette and Mark Flores’ claims based on the statute of limitations applicable to such claims.  The Company subsequently filed motions for summary judgment or summary adjudication of the plaintiffs’ remaining claims based on additional grounds, and the plaintiffs have filed a motion for summary adjudication of certain of the Company’s affirmative defenses to the plaintiffs’ claims, which motions are scheduled to be heard in June 2013.  Trial is currently set to commence in July 2013.

Yvette and Mark Flores are seeking an aggregate of $20.5 million in general and special damages, as well as punitive damages for each of them to be established by the trier of fact.  The Company disputes that the plaintiffs are entitled to any damages, and it continues to believe that the plaintiffs’ claims are without merit and intends to continue to vigorously defend its position.  Further, discovery in the action is ongoing, and the motions for summary judgment or adjudication filed by the Company and the plaintiffs are pending.  Therefore, at this stage of the litigation, the Company is unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012 previously filed with the SEC.  This discussion contains descriptions of our expectations regarding future trends affecting our business.  Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 29, 2012.  In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information.  Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, three-dimensional non-contact measurement equipment and advanced automated manufacturing systems.  Our products are used worldwide in a variety of industries including scientific research, defense and security, microelectronics, life and health sciences and industrial markets.  Prior to 2013, we operated within three distinct business segments: our Lasers Division, our Photonics and Precision Technologies Division and our Ophir Division.  In January 2013, we reorganized our operations to create three new operating groups: our Photonics Group, our Lasers Group and our Optics Group.  All of these groups offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources.  The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation.  The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and on the reported amounts of revenues and expenses during the reporting periods.  A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

Stock-Based Compensation

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012
Cost of sales	$209	$117
Selling, general and administrative expenses	1,820	1,839
Research and development expense	240	258
	$2,269	$2,214

Results of Operations for the Three Months Ended March 30, 2013 and March 31, 2012

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Three Months Ended
	March 30,	March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	58.4	56.7
Gross profit	41.6	43.3

Selling, general and administrative expenses	28.4	28.0
Research and development expense	9.9	8.8
Operating income	3.3	6.5

Interest and other expense, net	(1.6)	(1.4)
Income before income taxes	1.7	5.1

Income tax provision (benefit)	(0.3)	0.9
Net income	2.0	4.2
Net loss attributable to non-controlling interests	(0.0)	(0.0)
Net income attributable to Newport Corporation	2.0%	4.2%

In the following discussion regarding our results of operations, certain prior period amounts have been restated to conform to our current operating groups.  In addition, in the following discussion regarding our net sales, due to changes in our market classifications for certain of our customers and product applications, certain prior period amounts have been reclassified among our end markets to conform to the current period presentation.

Net Sales

Net sales for the three months ended March 30, 2013 decreased by $24.6 million, or 15.6%, compared with the corresponding period in 2012.  For the three months ended March 30, 2013, net sales by our Photonics Group decreased $1.8 million, or 2.9%; net sales by our Lasers Group decreased $10.3 million, or 21.0%; and net sales by our Optics Group decreased $12.5 million, or 26.0%, compared with the corresponding prior year period.  For the three months ended March 30, 2013, we experienced decreases in net sales to all of our end markets compared with the corresponding period in 2012.

Net sales to the scientific research market for the three months ended March 30, 2013 decreased $5.1 million, or 14.2%, compared with the same period in 2012, due primarily to decreased sales of laser products.  Net sales to the defense and security markets for the three months ended March 30, 2013 decreased by $2.0 million, or 11.3%, compared with the same period in 2012, due primarily to decreased sales of optics products.  Net sales to these markets were impacted by adverse macroeconomic conditions as a result of budget constraints and uncertainty in future global research and defense spending levels.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall research and defense spending levels and the timing of large sales relating to major research and defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market for the three months ended March 30, 2013 decreased $8.4 million, or 23.3%, compared with the same period in 2012.  The decrease in sales to this market was due primarily to decreased sales of optics and precision motion products resulting from the continued cyclical downturn in the semiconductor equipment industry.

Net sales to the life and health sciences market for the three months ended March 30, 2013 decreased $5.9 million, or 16.0%, compared with the same period in 2012.  The decrease in sales to this market was due primarily to lower sales of lasers for bioimaging and surgical applications, and lower sales of optics products for analytical instrumentation applications.

Net sales to our industrial manufacturing and other end markets for the three months ended March 30, 2013 decreased $3.1 million, or 10.2%, compared with the same period in 2012.  The decrease in sales to these markets was due primarily to lower sales of products used for graphics, automotive safety and fiber optic communications applications due to weak macroeconomic conditions.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended
	March 30,	March 31,		Percentage
(In thousands)	2013	2012	Decrease	Decrease
United States	$50,069	$61,195	$(11,126)	(18.2)%
Germany	16,421	20,546	(4,125)	(20.1)
Other European countries	19,373	20,647	(1,274)	(6.2)
Japan	14,095	18,043	(3,948)	(21.9)
Other Pacific Rim countries	22,572	24,500	(1,928)	(7.9)
Rest of world	10,077	12,236	(2,159)	(17.6)
	$132,607	$157,167	$(24,560)	(15.6)%

The decreases in sales to customers in the United States and Germany for the three months ended March 30, 2013 compared with the corresponding period in 2012 were attributable primarily to lower sales to our life and health sciences and our microelectronics end markets.  To a lesser extent, sales in the United States decreased due to lower sales to our defense and security end markets, offset in part by increased sales to our scientific research end market.

The decreases in sales to customers in other parts of Europe and in Japan for the three months ended March 30, 2013 compared with the corresponding prior year period were due to lower sales to our scientific research end market and our industrial manufacturing and other end markets.  In other parts of Europe, such decreases were offset in part by increased sales to our life and health sciences end market.

The decreases in sales to customers in other parts of the Pacific Rim and to customers in the rest of the world for the three months ended March 30, 2013 compared with the corresponding prior year period were attributable primarily to lower sales to our scientific research and microelectronics end markets, offset in part by increased sales to customers in our life and health sciences end market.

Gross Margin

Gross margin was 41.6% and 43.3% for the three months ended March 30, 2013 and March 31, 2012, respectively.  Gross margin decreased in all of our operating groups, which was due to decreased absorption of manufacturing overhead resulting from our lower overall sales and production levels, and a lower proportion of sales of higher margin products.  In addition, gross margin for the three months ended March 31, 2012 was positively impacted by higher sales of lasers inventory that had previously been written down.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $37.6 million, or 28.4% of net sales, and $44.1 million, or 28.0% of net sales, for the three months ended March 30, 2013 and March 31, 2012, respectively.  The decrease in SG&A expenses in absolute dollars in the current year period compared with the prior year period was due primarily to a $3.3 million reduction in amortization expense resulting from the write off of certain intangible assets of our Ophir subsidiaries during the fourth quarter of 2012 and a $3.2 million decrease in personnel costs resulting primarily from lower incentive compensation accruals and headcount reductions as part of our 2012 cost reduction initiative.

In general, we expect that SG&A expenses will vary as a percentage of net sales in the future based on our sales level in any given period.  Because the majority of our SG&A expenses is fixed in the short term, changes in SG&A expenses will likely not be in proportion to changes in net sales.  In addition, any acquisitions would increase our SG&A expenses, and such increases may not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $13.1 million, or 9.9% of net sales, and $13.8 million, or 8.8% of net sales, for the three months ended March 30, 2013 and March 31, 2012, respectively.  The decrease in R&D expense in absolute dollars in the current year period compared with the prior year period was due to headcount reductions as part of our 2012 cost reduction initiative and delayed spending on new projects and materials.

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

Interest and Other Expense, Net

Interest and other expense, net totaled $2.1 million and $2.2 million for the three months ended March 30, 2013 and March 31, 2012, respectively.  The decrease in interest and other expense, net for the three months ended March 30, 2013 compared with the same period in 2012 was due primarily to lower interest expense as a result of the repayment of our convertible notes in February 2012 and lower interest expense on our term loan, resulting from the lower loan balance in the current year period.  This decrease was offset in part by lower gains on derivative instruments in the 2013 period compared with the 2012 period.

Income Taxes

Our effective tax rate reflects a tax benefit on income of 19.6% and a tax expense of 17.9% for the three months ended March 30, 2013 and March 31, 2012, respectively.  Our effective tax rate for the three months ended March 30, 2013 was favorably impacted by the retroactive extension of the federal research credit for 2012, which was signed into law on January 2, 2013 and the reversal of an uncertain foreign tax position related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $96.2 million as of March 30, 2013 from $100.4 million as of December 29, 2012.  This decrease was attributable primarily to cash used for net repayments of debt, purchases of property and equipment and annual incentive compensation payouts, offset in part by cash provided by other operating activities and proceeds from the issuance of common stock under employee stock plans.

Net cash provided by our operating activities of $7.5 million for the three months ended March 30, 2013 was attributable primarily to cash provided by our results of operations, offset in part by a decrease in accrued payroll and related expenses of $2.4 million due primarily to annual incentive compensation payouts, an increase in gross inventory of $2.4 million and a decrease in accounts receivable of $1.8 million due to lower sales and the timing of collections.

Net cash used in investing activities of $4.9 million for the three months ended March 30, 2013 was attributable to purchases of property and equipment of $4.0 million and net purchases of marketable securities of $0.9 million.

Net cash used in financing activities of $7.2 million for the three months ended March 30, 2013 was attributable to net repayments of borrowings of $11.2 million, which consisted primarily of principal payments on the term loan under our secured credit facility, offset in part by proceeds of $4.0 million from the sale of stock under employee plans.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.  The credit facility is secured by substantially all of our domestic assets as well as a pledge of certain shares of our subsidiaries.  At March 30, 2013, we had a remaining balance of $159.6 million outstanding on the term loan, with an effective interest rate of 2.95%.  At March 30, 2013, there was no balance outstanding under the revolving line of credit, with $63.6 million available for borrowing after considering outstanding letters of credit totaling $1.4 million.  Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.

During 2011, we issued 200 million yen ($2.1 million at March 30, 2013) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in long-term debt in the accompanying consolidated balance sheets.

At March 30, 2013, we had (i) four revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) six loans with Japanese banks; and (iv) three loans with Israeli banks, as follows:

	Principal Amount Outstanding	Amount Available for Borrowing
Description	(in millions)	(in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$5.3	$5.8	1.18% to 2.475%	Various dates through July 2013
Japanese agreements for sale of receivables	$0.6	$5.3	1.48%	No expiration dates

Japanese loans	$0.9	$-	1.25% to 1.45%	Various dates through November 2016
Israeli loans	$3.2	$-	2.97% to 3.75%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during the three months ended March 30, 2013.  As of March 30, 2013, 3.9 million shares remained available for purchase under the program.  However, the terms of the Credit Agreement restrict our ability to purchase additional shares under this program during the term of the Credit Agreement.

During the remainder of 2013, we expect to use $10 million to $12 million of cash for capital expenditures.

We believe that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our lines of credit, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 29, 2012.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures.  We will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  However, the Credit Agreement only permits us to make investments and acquisitions under certain circumstances, and restricts our ability to incur additional indebtedness, which limits our ability to make such acquisitions and investments.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires companies to disclose significant amounts that have been reclassified out of accumulated other comprehensive income.  Amounts that are required to be reclassified in their entirety to net income must be disclosed either on the face of the income statement or in the notes to the financial statements.  Amounts that are not required to be reclassified in their entirety to net income in the same reporting period must be disclosed by a cross reference to other disclosures that provide additional information regarding such amounts.  ASU No. 2013-02 is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of ASU No. 2013-02 has not had a material impact on our financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies the guidance in Topics 810 and 830.  Topic 810 requires companies to deconsolidate a subsidiary or derecognize a group of assets if the parent ceases to hold a controlling financial interest in that subsidiary or group of assets.  Upon the loss of a controlling financial interest, the parent would release the cumulative translation adjustment into net income.  The guidance in Topic 810 does not distinguish between a sale or transfer of an investment in a foreign entity and a sale or transfer of a subsidiary or group of assets within a foreign entity.  Topic 830 requires the release of the cumulative translation adjustment into net income if a sale or transfer represented a complete or substantially complete liquidation of an investment in a foreign entity.  ASU No. 2013-05 clarifies that companies that cease to have a controlling financial interest in a subsidiary or group of assets within a foreign subsidiary should release the cumulative translation adjustment into net income if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU No. 2013-05 will be effective for fiscal years beginning after December 15, 2013, and early adoption is permitted but has not been elected.  The adoption of ASU No. 2013-05 will not have a material impact on our financial position or results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 30, 2013.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	March 30, 2013
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$197	3.81
Fair value	$8

Foreign currency options
Israeli Shekel - call options	$16,079	3.99
Israeli Shekel - put options	(17,409)	3.80
	$(1,330)
Fair value	$592

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $96.2 million at March 30, 2013, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe.

We have a term loan, which had an outstanding principal balance of $159.6 million at March 30, 2013, and a $65 million revolving line of credit in the United States, as well as various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our term loan and revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of March 30, 2013:

	Expected Maturity Date
(US$ equivalent in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$13,874	$27,748	$27,748	$90,193	$-	$-	$159,563	$152,451
Weighted average interest rate	2.95%	2.95%	2.95%	2.95%	0.00%	0.00%	2.95%
Fixed rate (non-US$)	$1,200	$3,723	$612	$-	$-	$-	$5,535	$5,459
Weighted average interest rate	3.16%	1.71%	2.97%	0.00%	0.00%	0.00%	2.16%
Variable rate (non-US$)	$6,037	$232	$173	$98	$-	$-	$6,540	$6,596
Weighted average interest rate	1.92%	1.65%	1.30%	1.25%	0.00%	0.00%	1.88%
Total debt obligations	$21,111	$31,703	$28,533	$90,291	$-	$-	$171,638	$164,506
Weighted average interest rate	2.67%	2.80%	2.94%	2.95%	0.00%	0.00%	2.89%

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

In November 2010, two former employees of Spectra-Physics, Linda Pope and Yvette Flores, together with their children, Tia Pope Hudson and Mark Flores, filed a complaint against Spectra-Physics and us in the Superior Court for Santa Clara County, California.  In the action, the plaintiffs allege that between 1975 and 1985 they and their unborn children were exposed to toxic chemicals during their work at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the chemicals and failed to implement adequate safeguards to protect them from the chemicals, resulting in injuries to them and their unborn children.

In November 2012, we reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. The amount of such settlement was immaterial.  In December 2012, the court denied our motions for summary judgment of Yvette and Mark Flores’ claims based on the statute of limitations applicable to such claims.  We subsequently filed motions for summary judgment or summary adjudication of the plaintiffs’ remaining claims based on additional grounds, and the plaintiffs have filed a motion for summary adjudication of certain of our affirmative defenses to the plaintiffs’ claims, which motions are scheduled to be heard in June 2013.  Trial is currently set to commence in July 2013.

Yvette and Mark Flores are seeking an aggregate of $20.5 million in general and special damages, as well as punitive damages for each of them to be established by the trier of fact.  We dispute that the plaintiffs are entitled to any damages, and it continues to believe that the plaintiffs’ claims are without merit and intends to continue to vigorously defend its position.  Further, discovery in the action is ongoing, and the motions for summary judgment or adjudication filed by us and the plaintiffs are pending.  Therefore, at this stage of the litigation, we are unable to provide an estimate of the potential exposure or the likelihood of a favorable or unfavorable outcome in this action.

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

Dated: May 9, 2013	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.