Form 10-Q
period 2013-06-29
NEWPORT CORP
filed 2013-08-08
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________  to  __________________

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

Yes ☐  No ☒

As of July 26, 2013, 39,116,075 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	$134,234	$153,655	$266,841	$310,822
Cost of sales	76,997	86,772	154,472	175,870
Gross profit	57,237	66,883	112,369	134,952

Selling, general and administrative expenses	38,067	41,887	75,675	85,947
Research and development expense	13,577	13,651	26,678	27,450
Operating income	5,593	11,345	10,016	21,555

Gain on sale of investment	-	5,298	-	5,298
Interest and other expense, net	(2,042)	(2,828)	(4,179)	(5,015)
Income before income taxes	3,551	13,815	5,837	21,838

Income tax provision	946	4,754	498	6,189
Net income	2,605	9,061	5,339	15,649
Net loss attributable to non-controlling interests	(57)	(93)	(69)	(97)
Net income attributable to Newport Corporation	$2,662	$9,154	$5,408	$15,746

Net income	$2,605	$9,061	$5,339	$15,649
Other comprehensive income:
Foreign currency translation gains (losses)	777	(3,485)	(1,675)	(1,898)
Unrecognized net pension gains	38	102	228	86
Unrealized losses on marketable securities	(50)	(140)	(148)	(107)
Comprehensive income	$3,370	$5,538	$3,744	$13,730

Comprehensive loss attributable to non-controlling interests	$(85)	$(69)	$(146)	$(115)
Comprehensive income attributable to Newport Corporation	3,455	5,607	3,890	13,845
Comprehensive income	$3,370	$5,538	$3,744	$13,730

Net income per share attributable to Newport Corporation:
Basic	$0.07	$0.24	$0.14	$0.41
Diluted	$0.07	$0.24	$0.14	$0.40

Shares used in per share calculations:
Basic	39,085	38,220	38,843	37,975
Diluted	39,361	38,898	39,311	38,915

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 29,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$90,186	$88,767
Restricted cash	3,220	3,107
Marketable securities	8,574	8,498
Accounts receivable, net of allowance for doubtful accounts of $1,354 and $1,548 as of June 29, 2013 and December 29, 2012, respectively	86,467	89,445
Notes receivable	1,128	1,536
Inventories	107,946	108,728
Deferred income taxes	19,812	19,872
Prepaid expenses and other current assets	20,867	17,727
Total current assets	338,200	337,680

Property and equipment, net	81,220	82,843
Goodwill	79,489	79,586
Deferred income taxes	5,426	5,646
Intangible assets, net	72,171	77,446
Investments and other assets	35,504	37,760
	$612,010	$620,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$32,767	$32,985
Accounts payable	31,181	31,061
Accrued payroll and related expenses	29,242	29,096
Accrued expenses and other current liabilities	38,612	34,696
Total current liabilities	131,802	127,838

Long-term debt, net	128,647	150,758
Accrued pension liabilities	27,731	27,764
Deferred income taxes and other liabilities	22,850	23,783

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,101,228 and 38,402,291 shares issued and outstanding as of June 29, 2013 and December 29, 2012, respectively	4,563	4,481
Capital in excess of par value	447,410	441,074
Accumulated other comprehensive loss	(8,467)	(6,949)
Accumulated deficit	(143,766)	(149,174)
Total stockholders’ equity of Newport Corporation	299,740	289,432
Non-controlling interests	1,240	1,386
Total stockholders’ equity	300,980	290,818
	$612,010	$620,961

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,339	$15,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,682	21,377
Gain on sale of assets	-	(5,323)
Provision for losses on inventories	3,775	3,790
Stock-based compensation expense	4,145	4,092
Provision for doubtful accounts	166	191
Loss on disposal of property and equipment	432	130
Deferred income taxes	(101)	1,361
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	1,636	(3,915)
Inventories	(3,568)	(1,803)
Prepaid expenses and other assets	(3,896)	448
Accounts payable	1,048	703
Accrued payroll and related expenses	342	(6,604)
Accrued expenses and other liabilities	4,290	(1,963)
Other long-term liabilities	(5)	180
Net cash provided by operating activities	29,285	28,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,340)	(6,186)
Restricted cash	(139)	9,412
Gain on sale of assets	-	5,323
Business acquisition, net of cash acquired	-	(8,939)
Purchase of marketable securities	(2,400)	(1,206)
Proceeds from the sale of marketable securities	2,245	1,161
Net cash used in investing activities	(8,634)	(435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(19,422)	(14,489)
Proceeds from short-term borrowings	1,683	3,894
Repayment of short-term borrowings	(3,495)	(21,868)
Proceeds from the issuance of common stock under employee plans	4,266	2,403
Tax withholding payments related to net share settlement of equity awards	(1,993)	(3,053)
Net cash used in financing activities	(18,961)	(33,113)
Impact of foreign exchange rate changes on cash balances	(271)	(748)
Net increase (decrease) in cash and cash equivalents	1,419	(5,983)
Cash and cash equivalents at beginning of period	88,767	55,701
Cash and cash equivalents at end of period	$90,186	$49,718

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,354	$3,501
Cash paid during the period for income taxes, net	$2,113	$2,837
Property and equipment accrued in accounts payable	$714	$138

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2012, management determined that certain debt repayments and borrowings were both overstated by $1.3 million in the Company’s consolidated statement of cash flows for the six months ended June 30, 2012.  In the consolidated statement of cash flows included in the accompanying unaudited consolidated financial statements, the Company corrected the presentation of repayment of long-term debt and obligations under capital leases, repayment of short-term borrowings and proceeds from short-term borrowings to accurately report debt repayments and borrowings.  The Company believes that the effect of this adjustment is not material to the consolidated statement of cash flows for the six months ended June 30, 2012.

NOTE 2        RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies the guidance in Topics 810 and 830.  Topic 810 requires companies to deconsolidate a subsidiary or derecognize a group of assets if the parent ceases to hold a controlling financial interest in that subsidiary or group of assets.  Upon the loss of a controlling financial interest, the parent would recognize the cumulative translation adjustment in net income.  The guidance in Topic 810 does not distinguish between a sale or transfer of an investment in a foreign entity and a sale or transfer of a subsidiary or group of assets within a foreign entity.  Topic 830 requires the release of the cumulative translation adjustment into net income if a sale or transfer represented a complete or substantially complete liquidation of an investment in a foreign entity.  ASU No. 2013-05 clarifies that companies that cease to have a controlling financial interest in a subsidiary or group of assets within a foreign subsidiary should release the cumulative translation adjustment into net income if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU No. 2013-05 will be effective for fiscal years beginning after December 15, 2013, and early adoption is permitted but has not been elected by the Company.  The adoption of ASU No. 2013-05 will not have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

NOTE 3        MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at June 29, 2013 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$4,999	$85	$-
Certificates of deposit	3,575	-	-
	$8,574	$85	$-

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at December 29, 2012 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$4,244	$86	$-
Certificates of deposit	4,254	-	-
	$8,498	$86	$-

The contractual maturities of certificates of deposit were as follows:

(In thousands)	June 29,
	2013
0 – 1 Year	$3,575
1 – 2 Years	-
2 – 3 Years	-
3 – 5 Years	-
5 – 10 Years	-
More than 10 years	-
	$3,575

There were no realized gains or losses on the sale of available for sale securities for the three and six months ended June 29, 2013 or the three and six months ended June 30, 2012.

NOTE 4        FAIR VALUE MEASUREMENTS

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of June 29, 2013.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$3,220	$3,220	$-	$-

Marketable securities:
Money market funds	4,999	4,999	-	-
Certificates of deposit	3,575	-	3,575	-
	8,574	4,999	3,575	-
Derivative assets:
Option contracts	580	-	580	-

Funds in investments and other assets:
Israeli pension funds	11,043	-	11,043	-
Pension assets not owned by plan	6,571	-	6,571	-
	17,614	-	17,614	-
	$29,988	$8,219	$21,769	$-

Liabilities:
Derivative liabilities:
Option contracts	82	-	82	-

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

June 29, 2013

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	June 29, 2013		December 29, 2012
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$32,767	$33,758	$32,985	$32,020
Long-term debt	$128,647	$133,174	$150,758	$145,404

NOTE 5        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	June 29,	December 29,
	2013	2012
Raw materials and purchased parts	$64,627	$65,766
Work in process	18,495	18,075
Finished goods	24,824	24,887
Short-term inventories	$107,946	$108,728

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets. Such inventories were as follows:

(In thousands)	June 29,	December 29,
	2013	2012
Raw materials and purchased parts	$3,344	$4,149
Finished goods	4,354	4,926
Long-term inventories	$7,698	$9,075

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Optics Groups generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty and laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Products of these groups sold to original equipment manufacturer (OEM) customers generally carry longer warranties, typically 15 to 19 months.  Products sold by the Company’s Lasers Group carry warranties that vary by product and product component, but generally range from 90 days to two years.  In certain cases, such warranties for Lasers Group products are limited by either a set time period or a maximum amount of hourly usage of the product, whichever occurs first.  Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria.  The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.  Short-term warranty obligations were $3.0 million and $3.4 million as of June 29, 2013 and December 29, 2012, respectively.  As of June 29, 2013 and December 29, 2012, the amounts accrued for long-term warranty obligations were not material.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

The activity in accrued warranty obligations was as follows:

	Six Months Ended
(In thousands)	June 29,	June 30,
	2013	2012
Balance at beginning of year	$3,528	$4,466
Additions charged to cost of sales	1,193	1,290
Additions from acquisitions	-	21
Warranty claims	(1,510)	(1,749)
Balance at end of period	$3,211	$4,028

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	June 29,	December 29,
	2013	2012
Deferred revenue	$13,276	$11,561
Deferred lease liability	5,538	5,445
Accrued and deferred taxes	2,485	3,866
Short-term accrued warranty obligations	3,036	3,421
Other	14,277	10,403
	$38,612	$34,696

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	June 29,	December 29,
	2013	2012
Cumulative foreign currency translation losses	$(6,167)	$(4,569)
Unrecognized net pension losses	(3,020)	(3,248)
Unrealized gains on marketable securities	720	868
	$(8,467)	$(6,949)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

NOTE 6                         INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	June 29,	December 29,
	2013	2012
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $12,433 and $10,885 as of June 29, 2013 and December 29, 2012, respectively	$28,087	$29,742
Customer relationships, net of accumulated amortization of $29,414 and $26,255 as of June 29, 2013 and December 29, 2012, respectively	16,918	20,100
In-process research and development, net of accumulated amortization of $427 and $158 as of June 29, 2013 and December 29, 2012, respectively	7,472	7,746
Other, net of accumulated amortization of $6,027 and $5,915 as of June 29, 2013 and December 29, 2012, respectively	1,389	1,553
	53,866	59,141
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$72,171	$77,446

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

Amortization expense related to intangible assets totaled $2.6 million and $5.1 million for the three and six months ended June 29, 2013, respectively, and $5.0 million and $10.2 million for the three and six months ended June 30, 2012, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2013 (remaining)	$5,180
2014	8,360
2015	6,727
2016	6,350
2017	5,380
Thereafter	19,894
$51,891

The Company has excluded $2.0 million of amortization expense related to certain in-process research and development from the table above, as it was uncertain as of June 29, 2013 when the technology will be completed and when the amortization will begin.

NOTE 7                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012
Interest expense	$(1,793)	$(2,041)	$(3,583)	$(4,242)
Interest and dividend income	56	42	104	103
Derivative gain (loss)	171	(488)	373	183
Bank and portfolio asset management fees	(195)	(170)	(386)	(334)
Other expense, net	(281)	(171)	(687)	(725)
	$(2,042)	$(2,828)	$(4,179)	$(5,015)

NOTE 8                         STOCK-BASED COMPENSATION

During the six months ended June 29, 2013, the Company granted 0.7 million restricted stock units and 0.6 million stock-settled stock appreciation rights with weighted average grant date fair values of $13.74 and $6.59, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012
Cost of sales	$244	$184	$453	$301
Selling, general and administrative expenses	1,373	1,469	3,193	3,308
Research and development expense	259	225	499	483
	$1,876	$1,878	$4,145	$4,092

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

At June 29, 2013, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $17.2 million (net of estimated forfeitures of $3.7 million).  This future compensation expense will be amortized over a weighted-average period of 1.8 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at June 29, 2013 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At June 29, 2013, 0.7 million stock options with a weighted-average exercise price of $14.58 per share, intrinsic value of $0.2 million and remaining contractual term of 1.2 years were outstanding and were exercisable.  At June 29, 2013, 2.0 million stock-settled stock appreciation rights with a weighted-average base value of $12.27 per share, intrinsic value of $5.4 million and remaining contractual term of 5.0 years were outstanding, and 1.0 million stock-settled stock appreciation rights with a weighted-average base value of $9.78 per share, intrinsic value of $5.2 million and remaining contractual term of 3.7 years were exercisable.

NOTE 9                         DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	June 29,	December 29,
	2013	2012

Japanese revolving lines of credit	$3,024	$5,231
Japanese receivables financing facilities	135	415
Total short-term borrowings	$3,159	$5,646

Total long-term debt was as follows:

(In thousands)	June 29,	December 29,
	2013	2012

U.S. term loan due October 2016	$152,625	$171,125
Israeli loans due through October 2015	2,885	3,591
Japanese private placement bonds due June 2014	2,016	2,325
Japanese loans due through November 2016	729	1,056
Total long-term debt	158,255	178,097
Current portion of long-term debt	29,608	27,339
Total long-term debt, less current portion	$128,647	$150,758

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

NOTE 10                  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income attributable to Newport Corporation	$2,662	$9,154	$5,408	$15,746

Shares:
Weighted average shares outstanding - basic	39,085	38,220	38,843	37,975
Dilutive potential common shares, using treasury stock method	276	678	468	940
Weighted average shares outstanding - diluted	39,361	38,898	39,311	38,915

Net income per share attributable to Newport Corporation:
Basic	$0.07	$0.24	$0.14	$0.41
Diluted	$0.07	$0.24	$0.14	$0.40

For the three and six months ended June 29, 2013, an aggregate of 0.9 million stock options and stock appreciation rights, and for the three and six months ended June 30, 2012, an aggregate of 0.9 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.  For the three and six months ended June 29, 2013, 0.4 million restricted stock units, and for the three and six months ended June 30, 2012, 0.2 million restricted stock units, were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method and, therefore, their inclusion would have been antidilutive.  For the three and six months ended June 29, 2013, an additional 0.7 million performance-based restricted stock units, and for the three and six months ended June 30, 2012, 0.4 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.

NOTE 11                  INCOME TAXES

Under ASC 740-270, Income Taxes – Interim Reporting, the Company is required to evaluate and make any necessary adjustments to its effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate its annual effective tax rate.  The Company’s assumptions relate to factors such as the projected level and mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which the Company conducts business.  In addition, jurisdictions for which the Company has projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate.  Changes in the assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.  On July 30, 2013 the Israeli Parliament adopted Budget Law 2013-2014 and the Economic Arrangements Law, which will impact the corporate tax rate applicable to the Company’s Israeli based operations effective January 1, 2014.  These new tax laws will have a direct impact on valuing the Company’s deferred tax assets and liabilities, and the Company will be required to record an adjustment to the value of the Company’s deferred tax assets and liabilities as a discrete item during the Company’s quarter ending September 28, 2013.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  As of June 29, 2013, the Company could not determine that it is more likely than not that deferred tax assets related to certain domestic and foreign net operating loss carryforwards and certain other miscellaneous domestic and foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $3.3 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies.  Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be.  As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.  In the first quarter of 2013, the Company reversed $0.7 million of unrecognized tax benefits related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations.  As of June 29, 2013, the Company had $14.5 million of gross unrecognized tax benefits and a total of $11.7 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant for the three and six months ended June 29, 2013.

NOTE 12                  STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  No purchases were made under this program during the six months ended June 29, 2013.  As of June 29, 2013, 3.9 million shares remained available for purchase under the program.  However, the terms of the Company’s senior secured credit facility entered into in October 2011 restrict the Company’s ability to purchase additional shares under this program during the term of such facility.  The terms of the Company’s new senior secured revolving credit facility entered into in July 2013, described more fully in Note 16, which replaced the October 2011 credit facility, permit the Company to purchase shares under the repurchase program during the term of such facility, subject to certain conditions and limitations.

In the second quarter of 2013, the Company cancelled 0.1 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $2.0 million at the time they were cancelled.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$1,133	$937	$1,438	$1,527
Interest cost on benefit obligations	161	183	326	368
Expected return on plan assets	(51)	(57)	(103)	(114)
Amortization of net loss	62	38	124	76
	$1,305	$1,101	$1,785	$1,857

NOTE 14                  BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker, in deciding how to allocate resources and in assessing performance.  Prior to 2013, the Company developed, manufactured and marketed its products within three distinct business segments: its Lasers Division, its Photonics and Precision Technologies Division and its Ophir Division.  In January 2013, the Company reorganized its operations to create three new operating segments: its Photonics Group, its Lasers Group and its Optics Group.  As a result, the Company has revised its reportable segments to correspond with its new operating segments, reflecting the manner in which it now assesses performance and allocates resources.  The results of operations of the Company’s reportable segments for the three and six months ended June 30, 2012 reported below have been restated to conform to the new reportable segments.

The Company measured income reported for each business segment, which included only those costs that were directly attributable to the operations of that segment, and excluded certain unallocated operating expenses, such as corporate overhead and intangible asset amortization, certain gains, interest and other expense, net, and income taxes.

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended June 29, 2013:
Sales to external customers	$55,449	$39,423	$39,362	$134,234
Segment income	$10,767	$4,225	$1,875	$16,867

Three months ended June 30, 2012:
Sales to external customers	$60,497	$44,734	$48,424	$153,655
Segment income	$13,488	$2,905	$7,449	$23,842

Six months ended June 29, 2013:
Sales to external customers	$113,816	$78,308	$74,717	$266,841
Segment income	$23,333	$7,358	$2,575	$33,266

Six months ended June 30, 2012:
Sales to external customers	$120,629	$93,961	$96,232	$310,822
Segment income	$25,768	$9,588	$13,638	$48,994

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 29, 2013

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012
Segment income	$16,867	$23,842	$33,266	$48,994
Unallocated operating expenses	(11,274)	(12,497)	(23,250)	(27,439)
Gain on sale of assets	-	5,298	-	5,298
Interest and other expense, net	(2,042)	(2,828)	(4,179)	(5,015)
	$3,551	$13,815	$5,837	$21,838

NOTE 15                  LEGAL PROCEEDINGS

In November 2010, two former employees of Spectra-Physics, Linda Pope and Yvette Flores, together with their children, Tia Pope Hudson and Mark Flores, filed a complaint against Spectra-Physics and the Company in the Superior Court for Santa Clara County, California.  Plaintiffs alleged that between 1975 and 1985 they were harmed by exposure to toxic substances at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the substances and failed to implement adequate safeguards to protect them from the substances.

In November 2012, the Company reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. In June 2013, the court granted the Company’s motion for summary judgment of Yvette Flores’ claims on the grounds that they were barred by the exclusivity of the State of California’s workers’ compensation system.  In July 2013, the Company reached an agreement with Mark Flores to settle his claims, which were then the only claims remaining in the suit.  Such settlement amounts will be paid from coverage by applicable insurance policies, and as such will not have any net impact on the Company’s income, cash flows or stockholders’ equity.

NOTE 16                  SUBSEQUENT EVENT

On July 18, 2013, the Company entered into a new credit agreement with certain lenders (New Credit Agreement).  The New Credit Agreement replaced the Company’s prior credit agreement, which had consisted of an initial term loan of $185 million and a $65 million revolving line of credit.  The New Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (New Credit Facility).  The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the New Credit Agreement.  Concurrently with the closing of the New Credit Agreement, the Company terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the New Credit Facility together with a portion of the Company’s existing cash balances.

The initial interest rates per annum applicable to amounts outstanding under the New Credit Facility are, at the Company’s option, either (a) the base rate as defined in the New Credit Agreement (Base Rate) plus 1.0% per annum, or (b) the Eurodollar Rate as defined in the New Credit Agreement (Eurodollar Rate) plus 2.0% per annum.  Following the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ending September 28, 2013, the margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the New Credit Facility, and the commitment fee payable on the unused portion of the New Credit Facility, may be adjusted periodically based on the consolidated leverage ratio of the Company, as calculated pursuant to the New Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.

The Company’s obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of its domestic subsidiaries, which are guarantors under the New Credit Agreement, as well as by a pledge of certain shares of foreign subsidiaries of Newport Corporation.  The terms and conditions of the New Credit Agreement and the related guaranty and security and pledge agreement are described in more detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 19, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 29, 2012 previously filed with the SEC.  This discussion contains descriptions of our expectations regarding future trends affecting our business.  Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Item 1A (Risk Factors) of Part II and elsewhere in this Quarterly Report on Form 10-Q and in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 29, 2012.  In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information.  Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Stock-Based Compensation

During the six months ended June 29, 2013, we granted 0.7 million restricted stock units and 0.6 million stock-settled stock appreciation rights with weighted average grant date fair values of $13.74 and $6.59, respectively.

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands)	2013	2012	2013	2012
Cost of sales	$244	$184	$453	$301
Selling, general and administrative expenses	1,373	1,469	3,193	3,308
Research and development expense	259	225	499	483
	$1,876	$1,878	$4,145	$4,092

Results of Operations for the Three and Six Months Ended June 29, 2013 and June 30, 2012

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Three Months Ended		For the Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4	56.5	57.9	56.6
Gross profit	42.6	43.5	42.1	43.4

Selling, general and administrative expenses	28.4	27.2	28.4	27.7
Research and development expense	10.1	8.9	10.0	8.8
Operating income	4.1	7.4	3.7	6.9

Gain on sale of investment	-	3.4	-	1.7
Interest and other expense, net	(1.5)	(1.8)	(1.5)	(1.6)
Income before income taxes	2.6	9.0	2.2	7.0

Income tax provision	0.7	3.1	0.2	2.0
Net income	1.9	5.9	2.0	5.0
Net loss attributable to non-controlling interests	(0.0)	(0.1)	(0.0)	(0.0)
Net income attributable to Newport Corporation	1.9%	6.0%	2.0%	5.0%

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

Net Sales

Net sales for the three months ended June 29, 2013 decreased by $19.4 million, or 12.6%, compared with the corresponding period in 2012.  For the three months ended June 29, 2013, net sales by our Photonics Group decreased $5.0 million, or 8.3%; net sales by our Lasers Group decreased $5.3 million, or 11.9%; and net sales by our Optics Group decreased $9.1 million, or 18.7%, compared with the corresponding prior year period.  Net sales for the six months ended June 29, 2013 decreased by $44.0 million, or 14.1%, compared with the corresponding period in 2012.  For the six months ended June 29, 2013, net sales by our Photonics Group decreased $6.8 million, or 5.6%; net sales by our Lasers Group decreased $15.7 million, or 16.7%; and net sales by our Optics Group decreased $21.5 million, or 22.4%, compared with the corresponding prior year period.  For the three and six months ended June 29, 2013, we experienced decreases in net sales to all of our end markets compared with the corresponding periods in 2012.

Net sales to the scientific research market for the three months ended June 29, 2013 decreased $0.7 million, or 2.3%, compared with the same period in 2012.  Net sales to this market for the six months ended June 29, 2013 decreased $5.8 million, or 8.7%, compared with the same period in 2012.  The decrease in sales to this market for the three month period was due primarily to decreased sales of photonics products, and the decrease in sales for the six month period was due primarily to decreased sales of lasers and photonics products.  Net sales to the scientific research end market were negatively impacted in both periods in 2013 by adverse macroeconomic conditions, particularly in Europe and the Pacific Rim, as a result of budget constraints and uncertainty in future research spending levels.  This negative impact was offset in part by stronger macroeconomic conditions in this market in the United States in the 2013 periods compared with the 2012 periods, as such conditions were significantly depressed in the 2012 periods due to the initial reaction to the anticipated “fiscal cliff” and budget sequestration in the United States, and the resulting extreme budget constraints and uncertainty at that time.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the defense and security markets for the three months ended June 29, 2013 decreased by $3.4 million, or 19.8%, compared with the same period in 2012.  Net sales to these markets for the six months ended June 29, 2013 decreased by $5.4 million, or 15.5%, compared with the same period in 2012.  The decreases in sales to these markets for both periods in 2013 were due primarily to decreased sales of optics products.  Net sales to the defense and security end markets were negatively impacted in both periods in 2013 by adverse macroeconomic conditions, primarily in the United States, as a result of budget constraints and uncertainty in future defense spending levels.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market for the three months ended June 29, 2013 decreased $12.2 million, or 29.6%, compared with the same period in 2012.  Net sales to this market for the six months ended June 29, 2013 decreased $20.6 million, or 26.6%, compared with the same period in 2012.  The decreases in sales for both periods in 2013 were due primarily to decreased sales of optics and precision motion products resulting from the continued cyclical downturn in the semiconductor equipment industry.

Net sales to the life and health sciences market for the three months ended June 29, 2013 decreased $2.1 million, or 6.5%, compared with the same period in 2012.  Net sales to this market for the six months ended June 29, 2013 decreased $8.1 million, or 11.5%, compared with the same period in 2012.  The decreased sales in both periods were due primarily to lower sales of lasers for bioimaging and surgical applications, and lower sales of optics products for analytical instrumentation applications.

Net sales to our industrial manufacturing and other end markets for the three months ended June 29, 2013 decreased $1.0 million, or 3.2%, compared with the same period in 2012.  Net sales to these markets for the six months ended June 29, 2013 decreased $4.1 million, or 6.6%, compared with the same period in 2012.  The decreases in sales for both periods in 2013 were due primarily to lower sales of products used for graphics and fiber optic communications applications due to weak macroeconomic conditions.  The decreased sales for the six month period was also due to lower sales of products used for automotive safety.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended			Percentage
	June 29,	June 30,	Increase /	Increase /
(In thousands)	2013	2012	(Decrease)	(Decrease)
United States	$53,279	$66,061	$(12,782)	(19.3)%
Germany	15,682	19,457	(3,775)	(19.4)
Other European countries	20,145	16,828	3,317	19.7
Japan	11,788	13,072	(1,284)	(9.8)
Other Pacific Rim countries	21,823	28,689	(6,866)	(23.9)
Rest of world	11,517	9,548	1,969	20.6
	$134,234	$153,655	$(19,421)	(12.6)%

	Six Months Ended			Percentage
	June 29,	June 30,	Increase /	Increase /
(In thousands)	2013	2012	(Decrease)	(Decrease)
United States	$103,348	$127,256	$(23,908)	(18.8)%
Germany	32,103	40,003	(7,900)	(19.7)
Other European countries	39,518	37,475	2,043	5.5
Japan	25,883	31,115	(5,232)	(16.8)
Other Pacific Rim countries	44,395	53,189	(8,794)	(16.5)
Rest of world	21,594	21,784	(190)	(0.9)
	$266,841	$310,822	$(43,981)	(14.1)%

The decreases in sales to customers in the United States for the three and six months ended June 29, 2013 compared with the corresponding periods in 2012 were attributable primarily to lower sales to our life and health sciences, microelectronics and defense and security end markets, offset in part by increased sales to our scientific research end market.

The decreases in sales to customers in Germany and in Pacific Rim countries other than Japan for the three and six months ended June 29, 2013 compared with the corresponding periods in 2012 were attributable primarily to lower sales to our scientific research and microelectronics end markets.  In Germany, the decreases in sales for both periods in 2013 were also due to decreased sales to our life and health sciences end market, however in Pacific Rim countries other than Japan, sales to our life and health sciences end market increased in both periods in 2013.

The increases in sales to customers in other countries in Europe for the three and six months ended June 29, 2013 compared with the corresponding periods in 2012 were attributable primarily to higher sales to our life and health sciences end market, offset in part by decreased sales to our scientific research end market.  For the three month period, the increase in sales was also due to higher sales to our industrial manufacturing and other end markets.

The decrease in sales to customers in Japan for the three and six months ended June 29, 2013 compared with the corresponding periods in 2012 were due primarily to lower sales to our industrial manufacturing and other end markets.  For the six month period, the decrease in sales was also due to lower sales in our scientific research end market.

The increase in sales to customers in the rest of the world for the three months ended June 29, 2013 compared with the corresponding period in 2012 was due primarily to higher sales to customers in our scientific research and life and health sciences end markets, offset in part by decreased sales to customers in our microelectronics end market.

Gross Margin

Gross margin was 42.6% and 43.5% for the three months ended June 29, 2013 and June 30, 2012, respectively, and gross margin was 42.1% and 43.4% for the six months ended June 29, 2013 and June 30, 2012, respectively.  The decreases in gross margin in the current year periods compared with the prior year periods were due primarily to decreased absorption of manufacturing overhead in our Photonics and Optics Groups resulting from our lower overall sales and production levels, as well as a lower proportion of sales of higher margin products, offset in part by improved absorption of manufacturing overhead and a higher proportion of sales of higher margin products by our Lasers Group.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $38.1 million, or 28.4% of net sales, and $41.9 million, or 27.2% of net sales, for the three months ended June 29, 2013 and June 30, 2012, respectively.  SG&A expenses totaled $75.7 million, or 28.4% of net sales, and $85.9 million, or 27.7% of net sales, for the six months ended June 29, 2013 and June 30, 2012, respectively.  The decreases in SG&A expenses in absolute dollars for the three and six months ended June 29, 2013 compared with the prior year periods were due primarily to two factors: reductions in depreciation and amortization expense of $3.6 million and $7.2 million, respectively, resulting primarily from the write off of certain intangible assets of our Ophir subsidiaries during the fourth quarter of 2012; and decreases in personnel costs of $2.7 million and $5.6 million, respectively, resulting primarily from lower incentive compensation accruals, as well as headcount reductions as part of our 2012 cost reduction initiative.  The decreases for both periods were offset in part by an increase in selling expenses due to a non-recurring charge associated with a change in our sales channel, and an increase in our allowance for doubtful accounts.

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

Research and Development (R&D) Expense

R&D expense totaled $13.6 million, or 10.1% of net sales, and $13.7 million, or 8.9% of net sales, for the three months ended June 29, 2013 and June 30, 2012, respectively.  R&D expense totaled $26.7 million, or 10.0% of net sales, and $27.5 million, or 8.8% of net sales, for the six months ended June 29, 2013 and June 30, 2012, respectively.  The decreases in R&D expense in absolute dollars in the current year periods compared with the prior year periods were due primarily to headcount reductions in our Lasers Group, offset in part by increased headcount in our Optics Group to provide support for new projects.

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

Interest and Other Expense, Net

Interest and other expense, net totaled $2.0 million and $2.8 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $4.2 million and $5.0 million for the six months ended June 29, 2013 and June 30, 2012, respectively.  The decreases in interest and other expense, net for the three and six months ended June 29, 2013 compared with the same periods in 2012 were due primarily to increased gains on derivative instruments and lower interest expense on our term loan, resulting from the declining loan balance.

Income Taxes

Our effective tax rate was 26.6% and 34.4% for the three months ended June 29, 2013 and June 30, 2012, respectively, and 8.5% and 28.3% for the six months ended June 29, 2013 and June 30, 2012, respectively.  Our effective tax rate for the three months ended June 29, 2013 was favorably impacted by the utilization of the federal research credit, which was signed into law on January 2, 2013, and a greater percentage of our earnings being reported in jurisdictions with lower statutory rates.  Our effective tax rate for the six months ended June 29, 2013 was also favorably impacted by the retroactive extension of the federal research credit for 2012 and the reversal of an uncertain foreign tax position related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations.

Under ASC 740-270, Income Taxes – Interim Reporting, we are required to evaluate and make any necessary adjustments to our effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate our annual effective tax rate.  On July 30, 2013 the Israeli Parliament adopted Budget Law 2013-2014 and the Economic Arrangements Law, which will impact the corporate tax rate applicable to our Israeli based operations effective January 1, 2014.  These new laws will have a direct impact on valuing our deferred tax assets and liabilities, and we will be required to record an adjustment to our deferred tax assets and liabilities as a discrete item during our quarter ending September 28, 2013.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances increased to a total of $102.0 million as of June 29, 2013 from $100.4 million as of December 29, 2012.  This increase was attributable primarily to cash provided by our operating activities and proceeds from the issuance of common stock under employee stock plans, offset in part by cash used for net repayments of debt and purchases of property and equipment and annual incentive compensation payouts.

Net cash provided by our operating activities of $29.3 million for the six months ended June 29, 2013 was attributable primarily to cash provided by our results of operations, a decrease in accounts receivable of $1.6 million due to lower sales and the timing of collections and an increase in accounts payable of $1.0 million due to the timing of payments, offset in part by an increase in gross inventory of $3.6 million.

Net cash used in investing activities of $8.6 million for the six months ended June 29, 2013 was attributable primarily to purchases of property and equipment of $8.3 million.

Net cash used in financing activities of $19.0 million for the six months ended June 29, 2013 was attributable to net repayments of borrowings of $21.2 million, which consisted primarily of principal payments on the term loan under our secured credit facility, and payments of $2.0 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans, offset in part by proceeds of $4.3 million from the sale of stock under employee plans.

In October 2011, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement and the related security agreement provide for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.  The credit facility is secured by substantially all of our domestic assets as well as a pledge of certain shares of our subsidiaries.  At June 29, 2013, we had a remaining balance of $152.6 million outstanding on the term loan, with an effective interest rate of 5.00%.  At June 29, 2013, there was no balance outstanding under the revolving line of credit, with $63.4 million available for borrowing after considering outstanding letters of credit totaling $1.6 million.

On July 18, 2013, we entered into a new credit agreement with certain lenders (New Credit Agreement).  The New Credit Agreement replaced the prior Credit Agreement.  The New Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (New Credit Facility).  The New Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the New Credit Agreement.  Concurrently with the closing of the New Credit Agreement, we terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the New Credit Facility together with a portion of our existing cash balances.

The initial interest rates per annum applicable to amounts outstanding under the New Credit Facility are, at our option, either (a) the base rate as defined in the New Credit Agreement (Base Rate) plus 1.0% per annum, or (b) the Eurodollar Rate as defined in the New Credit Agreement (Eurodollar Rate) plus 2.0% per annum.  Following the filing of our Quarterly Report on Form 10-Q for the quarter ending September 28, 2013, the margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the New Credit Facility, and the commitment fee payable on the unused portion of the New Credit Facility, may be adjusted periodically based on our consolidated leverage ratio, as calculated pursuant to the New Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.

Our obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the New Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  The terms and conditions of the New Credit Agreement and related guaranty and security and pledge agreement are described in more detail in the Current Report on Form 8-K we filed with the Securities and Exchange Commission on July 19, 2013.  Our ability to borrow funds under the revolving line of credit is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the facility is limited by our Consolidated Adjusted EBITDA (as defined in the New Credit Agreement) for the preceding four fiscal quarters.  At the time of closing of the New Credit Facility, based on our Consolidated Adjusted EBITDA, the $120.0 million borrowed under the facility, additional indebtedness (including capital leases) of $9.5 million and outstanding letters of credit of $1.6 million, we had approximately $83 million available for borrowing under the New Credit Facility.

During 2011, we issued 200 million yen ($2.0 million at June 29, 2013) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in long-term debt in the accompanying consolidated balance sheets.

At June 29, 2013, we had (i) four revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) six loans with Japanese banks; and (iv) three loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$3.0	$7.8	1.16% to 2.475%	Various dates through August 2013
Japanese agreements for sale of receivables	$0.1	$5.4	1.48%	No expiration dates

Japanese loans	$0.7	$-	1.25% to 1.45%	Various dates through November 2016
Israeli loans	$2.9	$-	2.97% to 3.28%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during the six months ended June 29, 2013.  As of June 29, 2013, 3.9 million shares remained available for purchase under the program.  The terms of the New Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.

During the remainder of 2013, we expect to use $6 million to $9 million of cash for capital expenditures.

We believe that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our lines of credit, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 29, 2012 and in Item 1A (Risk Factors) of Part II and elsewhere in this Quarterly Report on Form 10-Q.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures.  We will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  However, the New Credit Agreement only permits us to make investments and acquisitions under certain circumstances, and restricts our ability to incur additional indebtedness, which limits our ability to make such acquisitions and investments.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 29, 2013.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	June 29, 2013
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$12,266	3.91
Israeli Shekel - put options	(12,819)	3.74
	$(553)
Fair value	$498

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $102.0 million at June 29, 2013, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe.

Under our prior Credit Agreement, we had a term loan, which had an outstanding principal balance of $152.6 million at June 29, 2013, and a $65 million revolving line of credit, both in the United States.  Under the New Credit Agreement, we have a $275 million revolving line of credit in the United States.  We also have various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of June 29, 2013, and consequently does not reflect the New Credit Agreement we entered into in July 2013:

	Expected Maturity Date
(US$ equivalent in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$6,938	$27,750	$27,750	$90,187	$-	$-	$152,625	$158,173
Weighted average interest rate	5.00%	5.00%	5.00%	5.00%	0.00%	0.00%	5.00%
Fixed rate (non-US$)	$1,400	$3,870	$764	$94	$-	$-	$6,128	$6,093
Weighted average interest rate	2.40%	1.73%	2.61%	1.25%	0.00%	0.00%	1.99%
Variable rate (non-US$)	$2,661	$-	$-	$-	$-	$-	$2,661	$2,666
Weighted average interest rate	2.11%	0.00%	0.00%	0.00%	0.00%	0.00%	2.11%
Total debt obligations	$10,999	$31,620	$28,514	$90,281	$-	$-	$161,414	$166,932
Weighted average interest rate	3.97%	4.60%	4.94%	5.00%	0.00%	0.00%	4.84%

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

In November 2010, two former employees of Spectra-Physics, Linda Pope and Yvette Flores, together with their children, Tia Pope Hudson and Mark Flores, filed a complaint against Spectra-Physics and us in the Superior Court for Santa Clara County, California.  Plaintiffs alleged that between 1975 and 1985 they were harmed by exposure to toxic substances at Spectra-Physics, and that Spectra-Physics failed to warn them about dangers associated with the substances and failed to implement adequate safeguards to protect them from the substances.

In November 2012, we reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. In June 2013, the court granted our motion for summary judgment of Yvette Flores’ claims on the grounds that they were barred by the exclusivity of the State of California’s workers’ compensation system.  In July 2013, we reached an agreement with Mark Flores to settle his claims, which were then the only claims remaining in the suit.  Such settlement amounts will be paid from coverage by applicable insurance policies, and as such will not have any net impact on our income, cash flows or stockholders’ equity.

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 29, 2012 contains a full discussion of the risks associated with our business.  An updated discussion regarding risks associated with unfavorable economic and market conditions and risks associated with our secured credit facility is included hereinbelow.  There have been no other material changes to the risks described in our Annual Report on Form 10-K.

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

Our worldwide sales to customers in the scientific research, defense and life and health sciences markets rely to a large extent on government funding for research and defense-related programs.  Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures or other causes could result in reduced sales of our products to these customers, which would have an adverse impact on our results of operations.  In particular, in the United States, uncertainty over U.S. fiscal policy has likely had a recent adverse impact on U.S. financial markets and overall economic activity.  The inability of the U.S. Congress to agree on a comprehensive, long-term solution for the country’s budget concerns has created national and global uncertainty over the magnitude and impact of spending cuts or tax increases that have been or might be enacted.  The spending cuts that have been enacted to date under the U.S. congressional “sequestration” budget legislation have caused a significant amount of uncertainty in our U.S. customer base in these markets, and has resulted in reduced demand for our products, as customers have delayed making purchases while they determine the magnitude of the impact of these cuts on their respective budgets.  Any additional significant spending cuts that ultimately were to occur would likely similarly reduce the demand for our products purchased either directly or indirectly as a result of government funding.  Further, the existing sequestration budget cuts and any additional spending cuts or tax increases in the U.S. will likely negatively impact U.S. economic activity as a whole, which could also impact the economic health of other regions.  All of these factors would likely adversely impact the global demand for our products, and would likely have a material adverse effect on our business, results of operations and financial condition.

Further, as a result of the acquisitions of Ophir Optronics Ltd. and High Q Technologies GmbH, our dependence upon the European market as a significant revenue source has increased.  In the event the economies of European Union countries decline as a result of ongoing turmoil in the European financial markets over the uncertain repayment of debt obligations by various European Union members, or for any other reason, this decline could have a material adverse effect on our business, financial condition and results of operations.

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

On July 18, 2013, we entered into a credit agreement with certain lenders, by virtue of which we obtained a new secured credit facility (credit facility) to refinance our prior credit facility.  The credit facility consists of a revolving credit facility of $275 million with a term of five years.  The credit agreement also provides us with the option to increase the aggregate principal amount of our loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the credit agreement.  Upon the closing of the credit agreement, we initially borrowed $120 million under the credit facility, which we used, together with a portion of our existing cash balances, to repay our outstanding obligations under our prior credit facility.  Our ability to borrow funds under the credit facility is subject to certain conditions, including compliance with certain covenants and the continued accuracy of certain representations and warranties.  Our obligations under the credit facility are collateralized by a security interest in substantially all of our assets and the assets of our U.S. subsidiaries, as well as a pledge of certain shares we hold in our foreign subsidiaries.

The credit agreement requires compliance with certain financial covenants, including maintaining specific financial ratios.  These ratios are based in part on our Consolidated Adjusted EBITDA, as defined in the credit agreement.  Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.  In the event that we are unable to generate the levels of Consolidated Adjusted EBITDA required to maintain compliance with such financial covenants, our borrowing capacity under the facility will be reduced, and we may be required to dedicate a significant portion of our cash flow from operations and other capital resources to reduce our indebtedness under the credit facility, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements.

The credit agreement and related documents also contain covenants that limit our ability to take certain actions, including, among other things, our ability to:

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

•                  certain events of bankruptcy and insolvency; and

•                  failure to pay certain judgments.

Our ability to repay any amounts owed under the credit facility will depend upon our future cash balances.  The amount of cash available for repayment of these amounts will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flow from operations in future periods, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.  We cannot provide any assurances that we will generate sufficient cash flow from operations to service our debt obligations.  Any failure to repay these obligations as they become due would result in an event of default under the credit agreement.

If an event of default occurs, the lenders may end their obligation to make loans to us under the credit facility, and the lenders may declare any outstanding indebtedness under the credit agreement immediately due and payable. In such case, we would need to obtain additional financing or significantly deplete our available cash, or both, in order to repay this indebtedness.  Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash could harm our ability to fund our operations or execute our broader corporate objectives.

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

Dated: August 8, 2013	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.