Form 10-Q
period 2013-09-28
NEWPORT CORP
filed 2013-11-07
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Yes ☐  No ☒

As of October 25, 2013, 39,145,314 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net sales	$139,037	$142,881	$405,878	$453,703
Cost of sales	79,306	80,073	233,778	255,943
Gross profit	59,731	62,808	172,100	197,760

Selling, general and administrative expenses	35,649	37,320	111,324	123,267
Research and development expense	13,129	12,869	39,807	40,319
Loss on sale of assets	4,517	-	4,517	-
Operating income	6,436	12,619	16,452	34,174

Gain on sale of investment	-	950	-	6,248
Loss on extinguishment of debt	(3,355)	-	(3,355)	-
Interest and other expense, net	(1,293)	(2,082)	(5,472)	(7,097)
Income before income taxes	1,788	11,487	7,625	33,325

Income tax provision	1,199	3,955	1,697	10,144
Net income	589	7,532	5,928	23,181
Net income (loss) attributable to non-controlling interests	152	(104)	83	(201)
Net income attributable to Newport Corporation	$437	$7,636	$5,845	$23,382

Net income	$589	$7,532	$5,928	$23,181
Other comprehensive income:
Foreign currency translation gains (losses)	2,995	1,399	1,320	(499)
Unrecognized net pension gains (losses)	(67)	10	161	96
Unrealized gains (losses) on marketable securities	22	(13)	(126)	(120)
Comprehensive income	$3,539	$8,928	$7,283	$22,658

Comprehensive income (loss) attributable to non-controlling interests	$154	$(94)	$8	$(209)
Comprehensive income attributable to Newport Corporation	3,385	9,022	7,275	22,867
Comprehensive income	$3,539	$8,928	$7,283	$22,658

Net income per share attributable to Newport Corporation:
Basic	$0.01	$0.20	$0.15	$0.61
Diluted	$0.01	$0.20	$0.15	$0.60

Shares used in per share calculations:
Basic	39,121	38,264	38,935	38,072
Diluted	39,657	38,645	39,426	38,825

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 28,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$47,328	$88,767
Restricted cash	3,405	3,107
Marketable securities	5,318	8,498
Accounts receivable, net of allowance for doubtful accounts of $1,366 and $1,548 as of September 28, 2013 and December 29, 2012, respectively	94,737	89,445
Inventories	105,841	108,728
Deferred income taxes	19,811	19,872
Prepaid expenses and other current assets	22,591	19,263
Total current assets	299,031	337,680

Property and equipment, net	79,190	82,843
Goodwill	78,698	79,586
Deferred income taxes	5,502	5,646
Intangible assets, net	69,857	77,446
Investments and other assets	34,455	37,760
	$566,733	$620,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$5,614	$32,985
Accounts payable	31,657	31,061
Accrued payroll and related expenses	28,596	29,096
Accrued expenses and other current liabilities	41,054	34,696
Total current liabilities	106,921	127,838

Long-term debt, net	102,069	150,758
Accrued pension liabilities	28,316	27,764
Deferred income taxes and other liabilities	22,809	23,783

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,132,628 and 38,402,291 shares issued and outstanding as of September 28, 2013 and December 29, 2012, respectively	4,567	4,481
Capital in excess of par value	449,505	441,074
Accumulated other comprehensive loss	(5,519)	(6,949)
Accumulated deficit	(143,329)	(149,174)
Total stockholders’ equity of Newport Corporation	305,224	289,432
Non-controlling interests	1,394	1,386
Total stockholders’ equity	306,618	290,818
	$566,733	$620,961

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,928	$23,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,079	31,570
Loss (gain) on sale of assets	4,517	(6,414)
Provision for losses on inventories	5,610	5,177
Stock-based compensation expense	6,590	6,265
Provision for doubtful accounts	198	301
Loss on disposal of property and equipment	516	233
Loss on extinguishment of debt	3,355	-
Deferred income taxes	16	1,306
Increase (decrease) in cash, net of acquisition, due to changes in:
Accounts and notes receivable	(6,987)	4,030
Inventories	(3,897)	(3,798)
Prepaid expenses and other assets	(3,938)	133
Accounts payable	329	(1,133)
Accrued payroll and related expenses	(1,123)	(9,384)
Accrued expenses and other liabilities	5,760	2,699
Other long-term liabilities	119	154
Net cash provided by operating activities	40,072	54,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,972)	(8,297)
Restricted cash	(278)	9,420
Gain on sale of assets	-	5,373
Business acquisition, net of cash acquired	-	(8,939)
Purchase of marketable securities	(2,485)	(4,216)
Proceeds from the sale of marketable securities	5,784	2,804
Net cash used in investing activities	(7,951)	(3,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	120,000	-
Debt issuance costs	(1,484)	-
Repayment of long-term debt and obligations under capital leases	(191,936)	(19,665)
Proceeds from short-term borrowings	4,510	6,220
Repayment of short-term borrowings	(7,642)	(23,882)
Proceeds from the issuance of common stock under employee plans	4,482	2,434
Tax withholding payments related to net share settlement of equity awards	(1,994)	(3,053)
Net cash used in financing activities	(74,064)	(37,946)
Impact of foreign exchange rate changes on cash balances	504	(460)
Net increase (decrease) in cash and cash equivalents	(41,439)	12,059
Cash and cash equivalents at beginning of period	88,767	55,701
Cash and cash equivalents at end of period	$47,328	$67,760

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,171	$5,048
Cash paid during the period for income taxes, net	$2,637	$4,865
Property and equipment accrued in accounts payable	$173	$211

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

NOTE 1        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Newport Corporation and its subsidiaries (collectively referred to as the Company) and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included.  All intercompany transactions and balances have been eliminated in consolidation.

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

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the nine months ended September 29, 2012, management determined that certain debt repayments and borrowings were both overstated by $2.8 million in the Company’s consolidated statement of cash flows for the nine months ended September 29, 2012.  In the consolidated statements of cash flows included in the accompanying unaudited consolidated financial statements, the Company corrected the presentation of repayment of long-term debt and obligations under capital leases, repayment of short-term borrowings and proceeds from short-term borrowings to accurately report debt repayments and borrowings.  The Company believes that the effect of this adjustment is not material to the consolidated statement of cash flows for the nine months ended September 29, 2012.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit.  ASU No. 2013-11 requires unrecognized tax benefits to be presented as a reduction to a deferred tax asset, except that, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, then the unrecognized tax benefit should be presented as a liability.  ASU No. 2013-11 will be effective for fiscal years and interim periods beginning after December 15, 2013, and early adoption is permitted but has not been elected by the Company.  The adoption of ASU No. 2013-11 will not have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

NOTE 3        ASSETS HELD FOR SALE

During the third quarter of 2013, the Company developed a plan to sell its advanced packaging systems business and is currently negotiating the sale of these operations with a potential purchaser.  As such, the Company now considers the assets and liabilities of this business as held for sale.  Based on the terms of the proposed transaction, the Company expects to sell this business for $6.0 million, consisting of $5.35 million in cash, and an unsecured note receivable of $0.65 million, with a term of seven years and an interest rate of 5%.  The Company expects to incur approximately $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of September 28, 2013; however, because these assets are held for sale, the assets have been written down to their net realizable value of $5.0 million, resulting in a loss of $4.5 million in the third quarter of 2013.  The net sales, operating income and cash flows of this business are not significant to the operations of the Company.

NOTE 4        MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at September 28, 2013 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$5,209	$89	$-
Certificates of deposit	109	-	-
	$5,318	$89	$-

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at December 29, 2012 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$4,244	$86	$-
Certificates of deposit	4,254	-	-
	$8,498	$86	$-

The contractual maturities of certificates of deposit were as follows:

(In thousands)	September 28,
2013
0 – 1 Year	$109
1 – 2 Years	-
2 – 3 Years	-
3 – 5 Years	-
5 – 10 Years	-
More than 10 years	-
$109

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

There were no realized gains or losses on the sale of available for sale securities for the three and nine months ended September 28, 2013 or the three and nine months ended September 29, 2012.

NOTE 5        FAIR VALUE MEASUREMENTS

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

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of September 28, 2013.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$3,405	$3,405	$-	$-

Marketable securities:
Money market funds	5,209	5,209	-	-
Certificates of deposit	109	-	109	-
	5,318	5,209	109	-
Derivative assets:
Option contracts	427	-	427	-
Forward contracts	7	-	7	-
	434	-	434	-
Funds in investments and other assets:
Israeli pension funds	11,017	-	11,017	-
Pension assets not owned by plan	6,810	-	6,810	-
	17,827	-	17,827	-
	$26,984	$8,614	$18,370	$-

Liabilities:
Derivative liabilities:
Option contracts	57	-	57	-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

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

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	September 28, 2013		December 29, 2012
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$5,614	$5,607	$32,985	$32,020
Long-term debt	$102,069	$101,859	$150,758	$145,404

NOTE 6        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	September 28,	December 29,
	2013	2012
Raw materials and purchased parts	$63,752	$65,766
Work in process	18,266	18,075
Finished goods	23,823	24,887
Short-term inventories	$105,841	$108,728

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	September 28,	December 29,
	2013	2012
Raw materials and purchased parts	$3,432	$4,149
Finished goods	4,855	4,926
Long-term inventories	$8,287	$9,075

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Optics Groups generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty, and laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Products sold by the Photonics and Optics Groups to original equipment manufacturer (OEM) customers carry warranties generally ranging from 15 to 19 months.  Products sold by the Company’s Lasers Group carry warranties that vary by product and product component, but generally range from 90 days to two years.  In certain cases, such warranties for Lasers Group products are limited by either a set time period or a maximum amount of hourly usage of the product, whichever occurs first.  Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria.  The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
(In thousands)	September 28,	September 29,
	2013	2012
Balance at beginning of year	$3,528	$4,466
Additions charged to cost of sales	1,817	2,011
Additions from acquisitions	-	21
Warranty claims	(2,112)	(2,881)
Balance at end of period	$3,233	$3,617

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	September 28,	December 29,
	2013	2012
Deferred revenue	$13,851	$11,561
Deferred lease liability	5,495	5,445
Accrued and deferred taxes	3,545	3,866
Short-term accrued warranty obligations	3,066	3,421
Other	15,097	10,403
	$41,054	$34,696

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	September 28,	December 29,
	2013	2012
Cumulative foreign currency translation losses	$(3,174)	$(4,569)
Unrecognized net pension losses	(3,087)	(3,248)
Unrealized gains on marketable securities	742	868
	$(5,519)	$(6,949)

NOTE 7        INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	September 28,	December 29,
	2013	2012
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $13,266 and $10,885 as of September 28, 2013 and December 29, 2012, respectively	$27,505	$29,742
Customer relationships, net of accumulated amortization of $31,018 and $26,255 as of September 28, 2013 and December 29, 2012, respectively	15,367	20,100
In-process research and development, net of accumulated amortization of $577 and $158 as of September 28, 2013 and December 29, 2012, respectively	7,338	7,746
Other, net of accumulated amortization of $6,203 and $5,915 as of September 28, 2013 and December 29, 2012, respectively	1,342	1,553
	51,552	59,141
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$69,857	$77,446

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

Amortization expense related to intangible assets totaled $2.6 million and $7.7 million for the three and nine months ended September 28, 2013, respectively, and $4.6 million and $14.8 million for the three and nine months ended September 29, 2012, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2013 (remaining)	$2,598
2014	8,404
2015	6,770
2016	6,386
2017	5,406
Thereafter	19,998
$49,562

The Company has excluded $2.0 million of amortization expense related to certain in-process research and development from the table above, as it was uncertain as of September 28, 2013 when the technology will be completed and when the amortization will begin.

NOTE 8        INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012
Interest expense	$(1,087)	$(1,948)	$(4,670)	$(6,191)
Interest and dividend income	46	55	151	158
Derivative gain (loss)	167	(633)	541	(450)
Bank and portfolio asset management fees	(245)	(212)	(631)	(540)
Other income (expense), net	(174)	656	(863)	(74)
	$(1,293)	$(2,082)	$(5,472)	$(7,097)

NOTE 9        STOCK-BASED COMPENSATION

During the nine months ended September 28, 2013, the Company granted 0.7 million restricted stock units and 0.7 million stock-settled stock appreciation rights with weighted average grant date fair values of $13.77 and $6.61, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012
Cost of sales	$233	$189	$686	$490
Selling, general and administrative expenses	1,921	1,767	5,114	5,075
Research and development expense	291	217	790	700
	$2,445	$2,173	$6,590	$6,265

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

At September 28, 2013, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $17.6 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 2.1 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at September 28, 2013 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At September 28, 2013, 0.6 million stock options with a weighted-average exercise price of $14.58 per share, intrinsic value of $1.0 million and remaining contractual term of 0.9 years were outstanding and were exercisable.  At September 28, 2013, 2.0 million stock-settled stock appreciation rights with a weighted-average base value of $12.27 per share, intrinsic value of $7.6 million and remaining contractual term of 4.8 years were outstanding, of which 1.0 million stock-settled stock appreciation rights with a weighted-average base value of $9.76 per share, intrinsic value of $6.4 million and remaining contractual term of 3.4 years were exercisable.

NOTE 10      DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	September 28,	December 29,
	2013	2012

Japanese revolving lines of credit	$712	$5,231
Japanese receivables financing facilities	1,161	415
Current portion of long-term debt	3,741	27,339
Total short-term borrowings	$5,614	$32,985

Total long-term debt was as follows:

(In thousands)	September 28,	December 29,
	2013	2012

U.S. term loan due October 2016	$-	$171,125
U.S. revolving line of credit expiring July 2018	101,000	-
Israeli loans due through October 2015	2,480	3,591
Japanese private placement bonds due June 2014	2,036	2,325
Japanese loans due through June 2016	294	1,056
Total long-term debt	105,810	178,097
Current portion of long-term debt	3,741	27,339
Total long-term debt, less current portion	$102,069	$150,758

On July 18, 2013, the Company entered into a new credit agreement with certain lenders (New Credit Agreement).  The New Credit Agreement replaced the Company’s prior credit agreement, which had consisted of an initial term loan of $185 million and a $65 million revolving line of credit.  The New Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (New Credit Facility).  The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the New Credit Agreement. Concurrently with the closing of the New Credit Agreement, the Company terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the New Credit Facility together with a portion of the Company’s then-existing cash balances.  Upon terminating the prior credit agreement, the Company recorded a loss on extinguishment of debt of $3.4 million, to write off the remaining deferred debt issuance costs relating to the prior credit agreement.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

At September 28, 2013, the outstanding balance under the New Credit Facility was $101.0 million.  The initial interest rate per annum applicable to amounts outstanding under the New Credit Facility is, at the Company’s option, either (a) the base rate as defined in the New Credit Agreement (Base Rate) plus 1.0% per annum, or (b) the Eurodollar Rate as defined in the New Credit Agreement (Eurodollar Rate) plus 2.0% per annum, and the initial commitment fee on the unused portion of the New Credit Facility is 0.35%.  As of September 28, 2013, the interest rate per annum applicable to amounts outstanding under the New Credit Facility was 2.19%. Following the filing of this Quarterly Report on Form 10-Q, the margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the New Credit Facility, and the commitment fee payable on the unused portion of the New Credit Facility, may be adjusted periodically based on the consolidated leverage ratio of the Company, as calculated pursuant to the New Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.

The Company’s obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of its domestic subsidiaries, which are guarantors under the New Credit Agreement, as well as by a pledge of certain shares of foreign subsidiaries of Newport Corporation.

NOTE 11      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,

(In thousands, except per share data)	2013	2012	2013	2012

Net income attributable to Newport Corporation	$437	$7,636	$5,845	$23,382

Shares:
Weighted average shares outstanding - basic	39,121	38,264	38,935	38,072
Dilutive potential common shares, using treasury stock method	536	381	491	753
Weighted average shares outstanding - diluted	39,657	38,645	39,426	38,825

Net income per share attributable to Newport Corporation:
Basic	$0.01	$0.20	$0.15	$0.61
Diluted	$0.01	$0.20	$0.15	$0.60

For the three and nine months ended September 28, 2013, an aggregate of 1.5 million stock options and stock appreciation rights, and for the three and nine months ended September 29, 2012, an aggregate of 1.0 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.  For the three and nine months ended September 28, 2013, 0.7 million performance-based restricted stock units, and for the three and nine months ended September 29, 2012, 0.4 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.  For the three and nine months ended September 28, 2013, an additional eight thousand restricted stock units, and for the three and nine months ended September 29, 2012, an additional 0.2 million restricted stock units, were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method and, therefore, their inclusion would have been antidilutive.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

NOTE 12      INCOME TAXES

Under ASC 740-270, Income Taxes – Interim Reporting, the Company is required to evaluate and make any necessary adjustments to its effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate its annual effective tax rate.  The Company’s assumptions relate to factors such as the projected level and mix of pre-tax earnings in the various tax jurisdictions in which it operates, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, expected utilization of tax credits and changes in or the interpretation of tax laws in jurisdictions in which the Company conducts business.  In addition, jurisdictions for which the Company has projected losses for the year, or a year-to-date loss, where no tax benefit can be recognized, are excluded from the calculation of the estimated annual effective tax rate. Changes in the assumptions and the inclusion or exclusion of certain jurisdictions could result in a higher or lower effective tax rate during a particular quarter.  On July 30, 2013, the Israeli Parliament adopted Budget Law 2013-2014 and the Economic Arrangements Law, which will impact the corporate tax rate applicable to the Company’s Israeli based operations effective January 1, 2014.  These new tax laws have a direct impact on valuing the Company’s deferred tax assets and liabilities.  As a result, in the third quarter of 2013, the Company adjusted the value of its deferred tax assets and liabilities, and recorded a corresponding tax expense of $0.7 million as a discrete item.

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  As of September 28, 2013, the Company could not determine that it is more likely than not that deferred tax assets related to certain domestic and foreign net operating loss carryforwards and certain other miscellaneous domestic and foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $3.4 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies.  Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be.  As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.  In the first quarter of 2013, the Company reversed $0.7 million of unrecognized tax benefits related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations.  As of September 28, 2013, the Company had $14.4 million of gross unrecognized tax benefits and a total of $11.6 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant for the three and nine months ended September 28, 2013.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

NOTE 13      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  No purchases were made under this program during the nine months ended September 28, 2013.  As of September 28, 2013, 3.9 million shares remained available for purchase under the program.  The terms of the New Credit Agreement, permit the Company to purchase shares under the repurchase program during the term of such facility, subject to certain conditions and limitations.

During the nine months ended September 28, 2013, the Company cancelled 0.1 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $2.0 million at the time they were cancelled.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012
Service cost	$687	$713	$2,108	$2,240
Interest cost on benefit obligations	162	180	486	548
Expected return on plan assets	(51)	(57)	(154)	(171)
Amortization of net loss	62	38	187	114
	$860	$874	$2,627	$2,731

NOTE 15      BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker, in deciding how to allocate resources and in assessing performance.  Prior to 2013, the Company developed, manufactured and marketed its products within three distinct business segments: its Lasers Division, its Photonics and Precision Technologies Division and its Ophir Division.  In January 2013, the Company reorganized its operations to create three new operating segments: its Photonics Group, its Lasers Group and its Optics Group.  As a result, the Company has revised its reportable segments to correspond with its new operating segments, reflecting the manner in which it now assesses performance and allocates resources.  The results of operations of the Company’s reportable segments for the three and nine months ended September 29, 2012 reported below have been restated to conform to the new reportable segments.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

The Company measured income reported for each operating segment, which included only those costs that were directly attributable to the operations of that segment, and excluded unallocated operating expenses, such as corporate overhead and intangible asset amortization, certain gains and losses, interest and other expense, net, and income taxes.

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended September 28, 2013:
Sales to external customers	$57,508	$38,923	$42,606	$139,037
Segment income	$13,213	$3,432	$4,421	$21,066

Three months ended September 29, 2012:
Sales to external customers	$59,039	$42,545	$41,297	$142,881
Segment income	$13,333	$3,971	$6,021	$23,325

Nine months ended September 28, 2013:
Sales to external customers	$171,324	$117,231	$117,323	$405,878
Segment income	$36,546	$10,790	$6,996	$54,332

Nine months ended September 29, 2012:
Sales to external customers	$179,668	$136,506	$137,529	$453,703
Segment income	$39,101	$13,559	$19,659	$72,319

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 28, 2013

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012
Segment income	$21,066	$23,325	$54,332	$72,319
Unallocated operating expenses	(10,113)	(10,706)	(33,363)	(38,145)
Gain (loss) on sale of assets	(4,517)	950	(4,517)	6,248
Loss on extinguishment of debt	(3,355)	-	(3,355)	-
Interest and other expense, net	(1,293)	(2,082)	(5,472)	(7,097)
	$1,788	$11,487	$7,625	$33,325

NOTE 16      LEGAL PROCEEDINGS

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

In November 2012, the Company reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. In June 2013, the court granted the Company’s motion for summary judgment of Yvette Flores’ claims on the grounds that they were barred by the exclusivity of the State of California’s workers’ compensation system.  In July 2013, the Company reached an agreement with Mark Flores to settle his claims, which were then the only claims remaining in the suit.  In September 2013, the Company entered into a Settlement Agreement and Release with Mark Flores documenting the specifics of the settlement.  A portion of the settlement amounts were paid in the third quarter of 2013, and the remaining amounts have been paid in the fourth quarter of 2013, from coverage by applicable insurance policies. As such, this settlement did not have any net impact on the Company’s income, cash flows or stockholders’ equity.

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

Assets Held For Sale

During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business and are currently negotiating the sale of these operations with a potential purchaser.  As such, we now consider the assets and liabilities of this business as held for sale. Based on the terms of the proposed transaction, we expect to sell this business for $6.0 million, consisting of $5.35 million in cash, and an unsecured note receivable of $0.65 million, with a term of seven years and an interest rate of 5%.  We expect to incur approximately $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of September 28, 2013; however, because these assets are held for sale, the assets have been written down to their net realizable value of $5.0 million, resulting in a loss of $4.5 million in the third quarter of 2013.  The net sales, operating income and cash flows of this business are not significant to our operations.

Stock-Based Compensation

During the nine months ended September 28, 2013, we granted 0.7 million restricted stock units and 0.7 million stock-settled stock appreciation rights with weighted average grant date fair values of $13.77 and $6.61, respectively.

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
(In thousands)	2013	2012	2013	2012
Cost of sales	$233	$189	$686	$490
Selling, general and administrative expenses	1,921	1,767	5,114	5,075
Research and development expense	291	217	790	700
	$2,445	$2,173	$6,590	$6,265

Results of Operations for the Three and Nine Months Ended September 28, 2013 and September 29, 2012

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.0	56.0	57.6	56.4
Gross profit	43.0	44.0	42.4	43.6

Selling, general and administrative expenses	25.6	26.1	27.4	27.2
Research and development expense	9.5	9.0	9.8	8.9
Loss on sale of assets	3.3	-	1.1	-
Operating income	4.6	8.9	4.1	7.5

Gain on sale of investment	-	0.6	-	1.4
Loss on extinguishment of debt	(2.4)	-	(0.8)	-
Interest and other expense, net	(0.9)	(1.5)	(1.4)	(1.6)
Income before income taxes	1.3	8.0	1.9	7.3

Income tax provision	0.9	2.8	0.4	2.2
Net income	0.4	5.2	1.5	5.1
Net income (loss) attributable to non-controlling interests	0.1	(0.1)	0.0	(0.0)
Net income attributable to Newport Corporation	0.3%	5.3%	1.5%	5.1%

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

Net Sales

Net sales for the three months ended September 28, 2013 decreased by $3.8 million, or 2.7%, compared with the corresponding period in 2012.  For the three months ended September 28, 2013, net sales by our Photonics Group decreased $1.5 million, or 2.6%; net sales by our Lasers Group decreased $3.6 million, or 8.5%; and net sales by our Optics Group increased $1.3 million, or 3.2%, compared with the corresponding prior year period.  Net sales for the nine months ended September 28, 2013 decreased by $47.8 million, or 10.5%, compared with the corresponding period in 2012.  For the nine months ended September 28, 2013, net sales by our Photonics Group decreased $8.3 million, or 4.6%; net sales by our Lasers Group decreased $19.3 million, or 14.1%; and net sales by our Optics Group decreased $20.2 million, or 14.7%, compared with the corresponding prior year period.  For the third quarter of 2013, we experienced decreases in net sales to our scientific research and defense and security end markets, offset in part by increases in our other end markets, compared with the third quarter of 2012.  For the nine months ended September 28, 2013, we experienced decreases in net sales to all of our end markets compared with the corresponding period in 2012.

Net sales to the scientific research market for the three months ended September 28, 2013 decreased $2.0 million, or 6.4%, compared with the same period in 2012.  Net sales to this market for the nine months ended September 28, 2013 decreased $7.8 million, or 8.0%, compared with the same period in 2012.  The decrease in sales to this market for the three month period was due primarily to decreased sales of lasers and optics products, and the decrease in sales for the nine month period was due primarily to decreased sales of lasers and photonics products.  Net sales to the scientific research end market were negatively impacted in both periods in 2013 by lower research budgets and uncertainty in future research spending levels, particularly in Europe for both periods and in the Pacific Rim for the nine month period.  For the nine month period in 2013, the negative impact to this market when compared with 2012 was offset in part by stronger conditions in this market in the United States, as such conditions were significantly depressed in the first half of 2012 due to the initial reaction to the anticipated “fiscal cliff” and budget sequestration in the United States, and the resulting extreme budget constraints and uncertainty at that time.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the defense and security markets for the three months ended September 28, 2013 decreased by $3.1 million, or 16.7%, compared with the same period in 2012.  Net sales to these markets for the nine months ended September 28, 2013 decreased by $8.5 million, or 15.9%, compared with the same period in 2012.  Net sales to the defense and security end markets were negatively impacted in both periods in 2013 by lower defense budgets and uncertainty in future defense spending levels, primarily in the United States, which lead to decreased sales of optics and photonics products.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market for the three months ended September 28, 2013 increased $1.9 million, or 5.8%, compared with the same period in 2012.  Net sales to this market for the nine months ended September 28, 2013 decreased $18.7 million, or 17.0%, compared with the same period in 2012.  Sales of products used in semiconductor equipment decreased in both periods in 2013 compared with the prior year periods, resulting from the cyclical downturn in the semiconductor equipment industry.  For the nine month period in 2013, this decline was particularly pronounced in the first six months of the year.  For the three month period, sales to semiconductor equipment manufacturing customers decreased slightly, but such decrease was more than offset by increased sales to other microelectronics customers.

Net sales to the life and health sciences market for the three months ended September 28, 2013 decreased $0.2 million, or 0.6%, compared with the same period in 2012.  Net sales to this market for the nine months ended September 28, 2013 decreased $8.3 million, or 8.3%, compared with the same period in 2012.  Sales to customers in this market in the third quarter of 2013 compared with the third quarter of 2012 were negatively impacted by decreased sales of products for analytical instrumentation, microscopy and bioimaging applications, offset in large part by increased sales of products for surgical applications.  For the nine month period of 2013 compared with the same period of 2012, we experienced decreased sales of products for analytical instrumentation, microscopy and surgical applications, offset in part by increased sales of products for bioimaging applications.

Net sales to our industrial manufacturing and other end markets for the three months ended September 28, 2013 decreased $0.4 million, or 1.5%, compared with the same period in 2012.  Net sales to these markets for the nine months ended September 28, 2013 decreased $4.5 million, or 4.9%, compared with the same period in 2012.  The decrease in sales to these markets for both periods in 2013 as compared to 2012 were due primarily to decreased sales of products used for graphics applications, offset in part by increased sales of advanced packaging systems.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended			Percentage
	September 28,	September 29,	Increase /	Increase /
(In thousands)	2013	2012	(Decrease)	(Decrease)
United States	$59,023	$61,741	$(2,718)	(4.4)%
Germany	17,189	16,225	964	5.9
Other European countries	18,410	18,913	(503)	(2.7)
Japan	11,877	15,913	(4,036)	(25.4)
Other Pacific Rim countries	23,352	20,157	3,195	15.9
Rest of world	9,186	9,932	(746)	(7.5)
	$139,037	$142,881	$(3,844)	(2.7)%

	Nine Months Ended			Percentage
	September 28,	September 29,	Increase /	Increase /
(In thousands)	2013	2012	(Decrease)	(Decrease)
United States	$162,371	$188,997	$(26,626)	(14.1)%
Germany	49,292	56,228	(6,936)	(12.3)
Other European countries	57,928	56,388	1,540	2.7
Japan	37,760	47,028	(9,268)	(19.7)
Other Pacific Rim countries	67,747	73,346	(5,599)	(7.6)
Rest of world	30,780	31,716	(936)	(3.0)
	$405,878	$453,703	$(47,825)	(10.5)%

The decreases in sales to customers in the United States for the three and nine months ended September 28, 2013 compared with the corresponding periods in 2012 were attributable primarily to lower sales to our life and health sciences and defense and security end markets.  For the three month period, sales to customers in the United States also decreased slightly in our scientific research end market, but increased in our microelectronics end market.  For the nine month period, sales to customers in the United States decreased in our microelectronics end market, but increased in our scientific research end market.

The increase in sales to customers in Germany for the three months ended September 28, 2013 compared with the corresponding period in 2012 was attributable primarily to higher sales to our life and health sciences and industrial manufacturing and other end markets, offset in part by lower sales to our scientific research and microelectronics end markets.  The decrease in sales to customers in Germany for the nine months ended September 28, 2013 compared with the corresponding period in 2012 was attributable primarily to lower sales to our microelectronics, life and health sciences and scientific research end markets.

The slight decrease in sales to customers in other countries in Europe for the three months ended September 28, 2013 compared with the corresponding period in 2012 was attributable primarily to lower sales to our scientific research and defense and security end markets, offset in part by higher sales to our life and health sciences end market.  For the nine months ended September 28, 2013 compared with the corresponding period in 2012, sales increased as a result of higher sales to the life and health sciences end market, which more than offset the lower sales to the scientific research and defense and security end markets.

The decreases in sales to customers in Japan for the three and nine months ended September 28, 2013 compared with the corresponding periods in 2012 were due primarily to lower sales to our industrial manufacturing and other end markets and our scientific research end market.

The increase in sales to customers in Pacific Rim countries other than Japan for the three months ended September 28, 2013 compared with the corresponding period in 2012 was attributable to higher sales to all of our end markets, except our defense and security end markets.  Sales to the scientific research end market were particularly strong in this area of the world for this period.  The decrease in sales to customers in Pacific Rim countries other than Japan for the nine months ended September 28, 2013 compared with the corresponding period in 2012 was attributable primarily to lower sales to our microelectronics and scientific research end markets, offset in part by higher sales to our life and health sciences end market.

The decrease in sales to customers in the rest of the world for the three months ended September 28, 2013 compared with the corresponding period in 2012 was due to lower sales to customers in all of our end markets.  The decrease in sales to customers in the rest of the world for the nine months ended September 28, 2013 compared with the corresponding period in 2012 was due primarily to lower sales to customers in our microelectronics and industrial manufacturing and other end markets, offset in part by higher sales to customers in our scientific research end market.

Gross Margin

Gross margin was 43.0% and 44.0% for the three months ended September 28, 2013 and September 29, 2012, respectively, and gross margin was 42.4% and 43.6% for the nine months ended September 28, 2013 and September 29, 2012, respectively.  The decreases in gross margin in the current year periods compared with the prior year periods were due primarily to decreased absorption of manufacturing overhead, resulting from lower sales and production levels, and a lower proportion of sales of higher margin products in our Optics Group.  For the three month period, the decrease was offset in part by a higher proportion of sales of higher margin products by our Photonics Group.  For the nine month period, the decrease was offset in part by a higher proportion of sales of higher margin products by our Lasers Group.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $35.6 million, or 25.6% of net sales, and $37.3 million, or 26.1% of net sales, for the three months ended September 28, 2013 and September 29, 2012, respectively.  SG&A expenses totaled $111.3 million, or 27.4% of net sales, and $123.3 million, or 27.2% of net sales, for the nine months ended September 28, 2013 and September 29, 2012, respectively.  The decreases in SG&A expenses in absolute dollars for the three and nine months ended September 28, 2013 compared with the prior year periods were due in large part to reductions in depreciation and amortization expense of $2.3 million and $9.5 million, respectively, resulting primarily from the write-off of certain intangible assets of our Ophir subsidiaries during the fourth quarter of 2012.  For the three month period, such reductions were offset in part by higher legal and accounting fees.  SG&A expenses for the nine month period of 2013 were also favorably impacted by a decrease of $5.2 million in personnel costs, resulting primarily from lower incentive compensation accruals, as well as from headcount reductions implemented as part of our 2012 cost reduction initiative.  The decreases for the nine month period were offset in part by an increase in selling expenses due to a non-recurring charge associated with a change in our sales channel and an increase in legal and accounting fees.

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

Research and Development (R&D) Expense

R&D expense totaled $13.1 million, or 9.5% of net sales, and $12.9 million, or 9.0% of net sales, for the three months ended September 28, 2013 and September 29, 2012, respectively.  R&D expense totaled $39.8 million, or 9.8% of net sales, and $40.3 million, or 8.9% of net sales, for the nine months ended September 28, 2013 and September 29, 2012, respectively.  The increase in R&D expense for the three month period compared with the prior year period was due primarily to increased new product development costs in our Photonics Group.  The decrease in R&D expense in absolute dollars for the nine month period compared with the prior year period was due to headcount reductions in our Lasers Group, offset in part by increased headcount in our Optics Group to provide support for new projects.

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

Loss on Sale of Assets

During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business, as discussed in more detail under the heading “Assets Held for Sale” on page 20.  As a result, we recorded a loss on sale of assets of $4.5 million in the third quarter of 2013, to write down the assets held for sale to their net realizable value.

Loss on Extinguishment of Debt

On July 18, 2013, we entered into a new credit agreement and terminated our prior credit agreement, as discussed in more detail under “Liquidity and Capital Resources” on page 26.  As a result of terminating our prior credit agreement, we recorded a loss on extinguishment of debt of $3.4 million in the third quarter of 2013, to write off the remaining deferred debt issuance costs relating to such prior credit agreement.

Interest and Other Expense, Net

Interest and other expense, net totaled $1.3 million and $2.1 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $5.5 million and $7.1 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.  The decreases in interest and other expense, net for the three and nine months ended September 28, 2013 compared with the same periods in 2012 were due primarily to lower interest expense as a result of a lower average interest rate on our new revolving credit facility, and lower average outstanding balances on the term loan under our previous credit facility and our new line of credit in the 2013 periods.

Income Taxes

Under ASC 740-270, Income Taxes – Interim Reporting, we are required to evaluate and make any necessary adjustments to our effective tax rate each quarter as new information is obtained that may affect the assumptions used to estimate our annual effective tax rate.  On July 30, 2013 the Israeli Parliament adopted Budget Law 2013-2014 and the Economic Arrangements Law, which will impact the corporate tax rate applicable to our Israeli based operations effective January 1, 2014.  These new tax laws have a direct impact on valuing our Israeli deferred tax assets and liabilities.  As a result, in the third quarter of 2013, we adjusted the value of these deferred tax assets and liabilities, and recorded a corresponding tax expense of $0.7 million as a discrete item.

Our effective tax rate was 67.1% and 34.4% for the three months ended September 28, 2013 and September 29, 2012, respectively, and 22.3% and 30.4% for the nine months ended September 28, 2013 and September 29, 2012, respectively.  Our effective tax rate for the three months ended September 28, 2013 was unfavorably impacted by the tax expense recorded relating to the adjustment to the value of our Israeli deferred tax assets and liabilities as discussed above.  Our effective tax rate for the nine months ended September 28, 2013 was favorably impacted by the retroactive extension of the federal research credit for 2012 and the reversal of an uncertain foreign tax position related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations, offset in part by the unfavorable impact of the adjustment related to our Israeli deferred tax assets and liabilities.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $56.1 million as of September 28, 2013 from $100.4 million as of December 29, 2012.  This decrease was attributable primarily to cash used for net repayments of debt and purchases of property and equipment, offset in part by cash provided by our operating activities and proceeds from the issuance of common stock under employee stock plans.

Net cash provided by our operating activities of $40.1 million for the nine months ended September 28, 2013 was attributable primarily to cash provided by our results of operations, offset in part by an increase in accounts receivable of $7.0 million due to the timing of collections, an increase in gross inventory of $3.9 million and an increase in accrued payroll and related expenses of $1.1 million due to the timing of payments.

Net cash used in investing activities of $8.0 million for the nine months ended September 28, 2013 was attributable primarily to purchases of property and equipment of $11.0 million, offset by net sales of marketable securities of $3.3 million.

Net cash used in financing activities of $74.1 million for the nine months ended September 28, 2013 was attributable to net repayments of borrowings of $75.1 million, which consisted primarily of principal payments on the term loan under our previous credit facility and payments on our New Credit Facility (defined below), payments of $1.5 million for costs associated with establishing our New Credit Facility and payments of $2.0 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans.  These cash payments were offset in part by proceeds of $4.5 million from the issuance of common stock under employee stock plans.

In October 2011, we entered into a credit agreement with certain lenders.  Such credit agreement and the related security agreement provided for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.

On July 18, 2013, we entered into a new credit agreement with certain lenders (New Credit Agreement).  The New Credit Agreement replaced the prior credit agreement.  The New Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (New Credit Facility).  The New Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the New Credit Agreement.  Concurrently with the closing of the New Credit Agreement, we terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the New Credit Facility together with a portion of our then-existing cash balances.

At September 28, 2013, the outstanding balance under the New Credit Facility was $101.0 million.  The initial interest rate per annum applicable to amounts outstanding under the New Credit Facility is, at our option, either (a) the base rate as defined in the New Credit Agreement (Base Rate) plus 1.0% per annum, or (b) the Eurodollar Rate as defined in the New Credit Agreement (Eurodollar Rate) plus 2.0% per annum, and the initial commitment fee on the unused portion of the New Credit Facility is 0.35%.  As of September 28, 2013, the interest rate per annum applicable to amounts outstanding under the New Credit Facility was 2.19%.  Following the filing of this Quarterly Report on Form 10-Q, the margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the New Credit Facility, and the commitment fee payable on the unused portion of the New Credit Facility, may be adjusted periodically based on our consolidated leverage ratio, as calculated pursuant to the New Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.

Our obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the New Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the New Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the New Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the New Credit Agreement) for the preceding four fiscal quarters.  At September 28, 2013, based on our Consolidated Adjusted EBITDA, the $101.0 million borrowed under the New Credit Facility, additional indebtedness (including capital leases) of $7.4 million and outstanding letters of credit of $2.7 million, we had approximately $89 million available for additional borrowing under the New Credit Facility.

During 2011, we issued 200 million yen ($2.0 million at September 28, 2013) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in the current portion of long-term debt in short-term borrowings, net in the accompanying consolidated balance sheets.

At September 28, 2013, we had (i) three revolving lines of credit with Japanese banks; (ii) two agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) four loans with Japanese banks; and (iv) two loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$0.7	$7.1	1.16% to 2.48%	Various dates through November 2013
Japanese agreements for sale of receivables	$1.2	$4.4	1.48%	No expiration dates

Japanese loans	$0.3	$-	1.25% to 1.30%	Various dates through June 2016
Israeli loans	$2.5	$-	2.97% to 3.28%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during the nine months ended September 28, 2013.  As of September 28, 2013, 3.9 million shares remained available for purchase under the program.  The terms of the New Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.

During the remainder of 2013, we expect to use $4 million to $6 million of cash for capital expenditures.

We believe that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our lines of credit, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 29, 2012, in Item 1A (Risk Factors) of Part II of our Quarterly Report on 10-Q for the quarter ended June 29, 2013, and elsewhere in this Quarterly Report on Form 10-Q.

Except for the aforementioned capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures.  We will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements or companies that complement our business and may make such acquisitions and/or investments in the future.  However, the New Credit Agreement only permits us to make investments and acquisitions under certain circumstances, and restricts our ability to incur additional indebtedness, which limits to some extent our ability to make such acquisitions and investments.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit.  ASU No. 2013-11 requires unrecognized tax benefits to be presented as a reduction to a deferred tax asset, except that if a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, then the unrecognized tax benefit should be presented as a liability.  ASU No. 2013-11 will be effective for fiscal years and interim periods beginning after December 15, 2013, and early adoption is permitted but has not been elected.  The adoption of ASU No. 2013-11 will not have a material impact on our financial position or results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 28, 2013.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	September 28, 2013
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$273	3.67
Fair value	$7

Foreign currency options
Israeli Shekel - call options	$10,284	3.85
Israeli Shekel - put options	(10,759)	3.68
	$(475)
Fair value	$370

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $56.1 million at September 28, 2013, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe.

We have a $275 million revolving line of credit in the United States.  We also have various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of September 28, 2013:

	Expected Maturity Date
(US$ equivalent in thousands)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$400	$1,600	$600	$-	$-	$-	$2,600	$2,561
Weighted average interest rate	3.16%	3.16%	2.97%	0.00%	0.00%	0.00%	3.12%
Variable rate (US$)	$-	$-	$-	$-	$-	$101,000	$101,000	$100,805
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.19%	2.19%
Fixed rate (non-US$)	$686	$2,169	$47	$20	$-	$-	$2,922	$2,939
Weighted average interest rate	1.33%	0.68%	1.26%	1.25%	0.00%	0.00%	0.85%
Variable rate (non-US$)	$1,161	$-	$-	$-	$-	$-	$1,161	$1,161
Weighted average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%
Total debt obligations	$2,247	$3,769	$647	$20	$-	$101,000	$107,683	$107,466
Weighted average interest rate	1.73%	1.73%	2.85%	1.25%	0.00%	2.19%	2.17%

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

In November 2012, we reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit. In June 2013, the court granted our motion for summary judgment of Yvette Flores’ claims on the grounds that they were barred by the exclusivity of the State of California’s workers’ compensation system.  In July 2013, we reached an agreement with Mark Flores to settle his claims, which were then the only claims remaining in the suit.  In September 2013, we entered into a Settlement Agreement and Release with Mark Flores documenting the specifics of the settlement.  A portion of the settlement amounts were paid in the third quarter of 2013, and the remaining amounts have been subsequently paid in the fourth quarter of 2013, from coverage by applicable insurance policies.  As such, this settlement did not have any net impact on our income, cash flows or stockholders’ equity.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 29, 2012 contains a full discussion of the risks associated with our business.  An updated discussion regarding risks associated with unfavorable economic and market conditions and risks associated with our new secured credit facility is included in our Quarterly Report on 10-Q for the quarter ended June 29, 2013.  There have been no other material changes to the risks described in our Annual Report on Form 10-K and our Quarterly Report on 10-Q for the quarter ended June 29, 2013.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Credit Agreement, dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and BBVA Compass (a tradename of Compass Bank), as Co-Syndication Agents and U.S. Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.2

Security and Pledge Agreement, dated as of July 18, 2013, among Newport Corporation, the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.3

Guaranty, dated as of July 18, 2013, among the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

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

Dated: November 7, 2013	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Credit Agreement, dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and BBVA Compass (a tradename of Compass Bank), as Co-Syndication Agents and U.S. Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.2

Security and Pledge Agreement, dated as of July 18, 2013, among Newport Corporation, the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.3

Guaranty, dated as of July 18, 2013, among the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

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