Form 10-K
period 2013-12-28
NEWPORT CORP
filed 2014-03-13
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $533.3 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 28, 2014, 39,568,563 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which is expected to be held on May 20, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.  Only those portions of the Proxy Statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

PART I

ITEM 1.  BUSINESS

General Description of Business

Newport Corporation (collectively with our subsidiaries, referred to as “Newport,” “we,” “our” and “us”) is a global supplier of advanced technology products and systems to a wide range of industries, including scientific research, microelectronics, defense and security, life and health sciences, and industrial markets.  We provide a broad portfolio of products to customers in these end markets, allowing us to offer them an end-to-end resource for photonics solutions.

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

•                  vibration isolation products and systems; and

•                  three-dimensional non-contact measurement sensors and equipment.

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

For more than fifty years, we have serviced the needs of research laboratories for precision equipment.  We have made a number of acquisitions, which have contributed to the expansion of our product offerings, technology base and geographic presence and have allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated solutions for research and commercial applications.  Through our own product development and our acquisitions of companies and businesses, including our acquisition of the New Focus business in 2009, and our most recent acquisitions discussed below, we have built a family of industry-leading product brands, including our ILX Lightwave®, New Focus™, Newport™, Ophir®, Optimet™, Oriel® Instruments, Richardson Gratings™, Spiricon®, and Spectra-Physics® brands.

Acquisitions

In July 2011, we acquired High Q Technologies GmbH and its subsidiaries (High Q).  This acquisition broadened our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and has expanded our presence in European laser markets.

In October 2011, we acquired Ophir Optronics Ltd. and its subsidiaries (Ophir).  This acquisition significantly expanded our capabilities in infrared optics and photonics instrumentation, adding to our product offerings Ophir’s precision infrared optics and lens assemblies; laser measurement instrumentation, including laser beam profilers and laser power and energy meters and sensors; and three-dimensional non-contact measurement sensors and equipment.

In January 2012, we acquired ILX Lightwave Corporation (ILX).  This acquisition further expanded our photonics instrumentation and systems offerings, adding to our product portfolio ILX’s diode laser controllers and drivers, temperature controllers, current sources, optical power and wavelength meters, semiconductor laser/LED burn-in, test and characterization systems, and fiber optic sources.

Divestitures

In 2010, we concluded that our Hilger Crystals Limited subsidiary, which we acquired in 2004 as part of the acquisition of Spectra-Physics, Inc. and related photonics entities (collectively, Spectra-Physics) and which manufactures infrared, x-ray and gamma ray synthetic crystals primarily for security applications, was not a strategic fit with our overall business.  As a consequence, we sold all of the outstanding capital stock of Hilger Crystals Limited in July 2010.

In the third quarter of 2013, we determined that our advanced packaging systems business, which develops and manufactures automated packaging, die bonding, dispensing and laser-based systems used in the manufacture of solar panels and communications and electronics devices, no longer fit within our long-term strategy.  As such, we developed a plan to sell the business in order to allow us to more efficiently deploy management’s attention and corporate resources to those areas that best leverage the core capabilities of our company.  We completed the sale of this business in January 2014.

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

•                  Microelectronics.  Photonics technology addresses a number of vital applications in the microelectronics market.  It is a key technology used in the manufacture of semiconductors, flat panel displays and printed circuit boards, enabling the increased functionality, shrinking device dimensions and increased component density needed for next-generation electronic products, including smartphones, tablet computers, e-readers, personal media players and digital cameras.  It is also a key technology deployed in the manufacture of light emitting diodes (LEDs) to help increase brightness and reduce manufacturing costs.  In addition, photonics technology enables the manufacture of solar panels with higher efficiency and at a lower cost per watt as that industry strives to make solar power more cost competitive.  Our products are used in several key applications in the microelectronics market, including semiconductor lithography, wafer inspection and metrology, reticle inspection, wafer dicing and scribing, wafer and component marking, glass processing for mobile devices, printed circuit board drilling and cutting, resistor trimming, flat panel display manufacturing, LED scribing, solar panel scribing and structuring, solar cell testing and characterization, and solar cell efficiency enhancement.

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

•                  Industrial.  Our lasers, optics and other photonics products are used in applications across a wide range of industries, including precision manufacturing applications, automotive safety, industrial lasers, image recording and telecommunications.  The precision manufacturing applications served by our products include rapid prototyping, micromachining, heat-treating, welding and soldering, cutting, illumination, drilling, fiber optic device testing and high-precision marking and engraving.

•                  Defense and Security.  The drive for more technologically advanced weapons and surveillance techniques is producing increased investment in photonics-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures.  In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision.  Our optical components and lenses are used in a wide range of advanced applications in this market, including infrared observation systems, imaging systems for manned and unmanned aircraft, driver vision enhancement (DVE) systems and targeting systems.  Our photonics products are also used by aerospace and defense industry engineers to develop, assemble, test and calibrate equipment and, in some cases, are incorporated into weapon or sensor systems for applications including target recognition and acquisition, LIDAR, range finding, missile guidance, and advanced weapons development.

Our Operating Groups

Prior to 2013, we operated within three divisions: our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division, which represented our reportable segments through the end of 2012.  In January 2013, we reorganized our operations to create three new operating groups: our Photonics Group, our Lasers Group and our Optics Group, which have represented our reportable segments since the first quarter of 2013.  The results of operations of our reportable segments for the years 2011 and 2012, which are included in the accompanying financial statements and discussed elsewhere in this Annual Report on Form 10-K, have been restated to conform to these new reportable segments.

Our Lasers Group is substantially the same as our former Lasers Division.  Our Photonics Group is comprised primarily of the photonics products and technologies of our former PPT Division and our former Ophir Division.  Our Optics Group is comprised primarily of the optical components and integrated solutions products and technologies of our former PPT Division and our former Ophir Division.

Photonics Group

Our Photonics Group’s products and systems are sold to end users in all of our target end markets.  We also sell products and subassemblies to OEM customers for integration into their systems, particularly for microelectronics applications.  The products sold by this group include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optical components for research applications, optical hardware, and three-dimensional non-contact measurement sensors and equipment.

Products

The following table summarizes our Photonics Group’s primary product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Photonics Instruments and Systems

•        Electro-optic modulators

•        Laser beam profilers

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

•        Analysis of optical power and energy profile of laser beams

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

•        Chemical composition analysis

•        Colorimetry

•        Lifetime testing of laser diodes

•        Optical power and energy measurement for free space and fiber-directed laser light

•        Solar cell characterization and measurements

•        Spectroscopy

•        Testing and characterization of optical fibers and passive fiber optical components

Category	Products	Representative Applications
Vibration Isolation Systems and Subsystems	• Active vibration damping systems • Elastomeric mounts • Honeycomb and granite structures • Optical tables, support systems and accessories • Passive isolation systems • Workstations

•        Foundation platforms for laser systems

•        Isolated platforms for semiconductor equipment

•        Reduction of impact of external vibration sources on high-precision research applications and manufacturing test and assembly systems

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

•        Laser beam stabilization and pointing

•        Laser system alignment and beam steering for inspection, laser processing and communications

•        Precision alignment in fiber optic, telecommunication and laser device assembly

•        Sample or sensor manipulation for imaging and microscopy

•        Sample sorting and sequencing for DNA research

•        Solar cell test and characterization

•        Tracking and targeting test systems for defense and security applications

Category	Products	Representative Applications
Optics and Opto-Mechanical Components

•        Beam routing and enclosing systems

•        Beamsplitters and polarization optics

•        Collimators

•        Filters and attenuators

•        Laser-to-fiber couplers

•        Laser optics and optical components

•        Optical hardware including bases, brackets, posts and rod systems

•        Optical mounts

•        Prisms and windows

•        Refractive beam shaper assemblies

•        Analytical instrumentation for life and health sciences applications

•        Cell sorting for genomic research

•        Development and manufacturing of laser systems

•        Electro-optic sensors and imaging systems for defense and security applications

•        High-precision alignment of optical instruments

•        Optical measurement and communications systems

•        Research in physical and biological sciences

•        Spectroscopy

•        Ultrafast laser, terahertz imaging and laser fusion research

Three-Dimensional Non-Contact Measurement Equipment	• 3D sensors • 3D scanning systems

•        Dental CAD/CAM scanning for computerized design and manufacturing of crowns, bridges and other dental restorations

•        High-precision three-dimensional non-contact measurements

•        In process inspection and testing in manufacturing processes

Lasers Group

Our Lasers Group offers a broad portfolio of laser technology products and services to OEM and end-user customers in all of our target end markets.  Our lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers, fiber lasers and gas lasers.  In addition to providing a wide range of standard and configured laser products and accessories to our end-user customers, we also work closely with our OEM customers to develop laser and laser system designs optimized for their product and technology roadmaps.

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

•        Spitfire® Ace™ ultrafast amplifiers

•        Solstice® one-box ultrafast amplifiers

•        Inspire™ femtosecond optical parametric oscillators (OPOs)

•        TOPAS™ Prime automated ultrafast optical parametric amplifiers (OPAs)

•        femtoTrain™ ultra compact femtosecond oscillators

•        Femtosecond spectroscopy

•        Medical device manufacturing

•        Micro-machining and other high-precision materials processing applications

•        Multiphoton microscopy

•        Supercontinuum and high harmonic generation

•        Terahertz imaging

•        Time-resolved photoluminescence

•        Two-photon polymerization

•        Ultrafast laser surgery

Fiber Lasers	• Quasar® high power UV and green hybrid fiber lasers

•        Flat panel display manufacturing

•        Glass processing

•        Ceramic processing

•        LED manufacturing

•        Printed circuit board, flexible circuits, flip chips and high density interconnect manufacturing

•        Silicon wafer processing

•        Solar cells manufacturing

Category	Products	Representative Applications
Diode-Pumped Solid State Q-Switched Lasers

•        Talon™ all-in-one lasers

•        Mosaic™ all-in-one lasers

•        Tristar™ high repetition rate UV lasers

•        Navigator™ lasers

•        HIPPO™ mid-power lasers

•        Pulseo® high power lasers

•        Explorer® compact lasers

•        Explorer One™ all-in-one compact lasers

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

•        LED wafer scribing

•        Matrix-assisted laser desorption/ionization

•        Memory yield enhancement systems

•        Printed circuit board (PCB) manufacturing

•        Pump source for ultrafast lasers

•        Rapid prototyping (3D printing)

•        Resistor trimming

•        Semiconductor wafer and flat panel display marking

•        Semiconductor wafer inspection

•        Silicon micromachining

•        Solar cell manufacturing

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers	• Millennia® eV and Millennia Edge high power CW green lasers • MG series CW green lasers • Excelsior™ low power CW lasers • Vanguard™ quasi-CW lasers • 3900S and Matisse® CW tunable lasers

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

•        Laser shock processing

•        LIDAR

•        Mass spectrometry

•        Particle imaging velocimetry combustion diagnostics

•        Plastic and ceramic component marking

•        Remote sensing

•        Spectroscopy

Gas Lasers	• Air-cooled argon ion lasers • Helium-Neon lasers	• Flow Cytometry • Holography • Interferometry • Lithography • Metrology • Semiconductor wafer inspection

Optics Group

Our Optics Group offers precision optics and lens assemblies, thin-film filters and coatings, replicated mirrors and ruled and holographic diffraction gratings to OEM and end-user customers in all of our target end markets.

The Optics Group also designs, develops and manufactures systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers.  With our expertise in the design, development and manufacture of these integrated solutions, we help our customers reduce time to market and enhance the performance of their equipment or products.  We have a business team comprised of technical and operations specialists, which collaborates across our business groups to develop and provide these integrated solutions to our customers.  We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor equipment manufacturing and solar cell manufacturing, and in life and health sciences applications such as flow cytometry, DNA sequencing and bioimaging.

The Optics Group also offered automated systems for advanced applications in the manufacturing of solar panels and communications and electronic devices, including microwave, optical, radio frequency (RF) and multi-chip modules, through the end of 2013.  This business was sold in January 2014.

Products

The following table summarizes our Optics Group’s product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Optics and Optical Components	• CO2 laser optics • Precision laser optics for infrared, visible and ultraviolet wavelengths • Replicated mirrors • Ruled and holographic diffraction gratings • Thin-film filters and coatings

•        Analytical instrumentation for life and health sciences applications

•        CO2 laser cutting, drilling and welding systems

•        Development and manufacturing of laser systems

•        Electro-optic sensors and imaging systems for defense and security applications

•        Optical measurement and communications systems

•        Semiconductor lithography, wafer and reticle inspection and wafer processing

•        Spectroscopy

Optical Lens Assemblies	• Optical lens assemblies and elements for cooled infrared cameras • Optical lens assemblies and elements for uncooled infrared cameras • Optical lenses for infrared radiometric/thermograph systems	• Automotive safety systems • Commercial security cameras • Targeting and fire control systems • Thermal imaging and observation systems

Opto-Mechanical Subassemblies and Subsystems	• Integrated electro-opto-mechanical subsystems • Laser beam attenuators • Laser beam delivery and imaging assemblies • Objective lens systems

•        Analytical instrumentation for life and health sciences applications

•        Laser beam stabilization for industrial metrology

•        Light detection and ranging

•        Optical coherence tomography for non-invasive diagnostics

•        Optical data storage

•        Semiconductor mask patterning

•        Semiconductor lithography, wafer and reticle inspection and wafer processing

•        Thin-film measurement of semiconductor wafers

Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-40.  A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 48.  We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business internationally” on page 20.

Sales and Marketing

We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our product catalogs and our web sites.  Our global direct sales organization is comprised of teams of field sales persons, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our U.S. locations in California, Connecticut, Massachusetts, Montana, New York and Utah, and at our locations in Austria, China, France, Germany, Israel, Japan, Singapore, Taiwan and the United Kingdom.  We have organized our field sales personnel, together with internal sales support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product areas, geographies and customer groups.  These sales teams are closely aligned with their respective product management, engineering and operations organizations.  In addition, to support our strategic growth initiatives in the Asia-Pacific region, we have established a dedicated team of field sales personnel and internal sales support personnel, who are responsible for sales of products of all of our operating groups in that region.

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

We also actively market and sell our products in certain markets through independent sales representatives and distributors.  We have written agreements with substantially all of our representatives and distributors.  In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area.  These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.  Most distributor agreements are structured to provide distributors with sales discounts below the list price.  Representatives are generally paid commissions for sales of products.  No single independent representative or distributor accounted for more than 5% of our net sales in 2013.

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

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies.  As of February 28, 2014, we had approximately 330 employees engaged in research and development.  We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers.  In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve.

Total research and development expenses were $52.5 million, or 9.4% of net sales, in 2013; $52.7 million, or 8.8% of net sales, in 2012; and $45.3 million, or 8.3% of net sales, in 2011.  Research and development expenses attributable to our Photonics Group were $21.0 million, or 9.1% of net sales by that group, in 2013; $20.9 million, or 8.8% of net sales by that group, in 2012; and $16.7 million, or 8.2% of net sales by that group, in 2011.  Research and development expenses attributable to our Lasers Group were $17.8 million, or 10.7% of net sales by that group, in 2013; $19.0 million, or 10.4% of net sales by that group, in 2012; and $17.8 million, or 9.3% of net sales by that group, in 2011.  Research and development expenses attributable to our Optics Group were $13.7 million, or 8.4% of net sales by that group, in 2013; $12.8 million, or 7.3% of net sales by that group, in 2012; and $10.8 million, or 7.2% of net sales by that group, in 2011.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets, primarily scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment customers), defense and security, life and health sciences and industrial manufacturing and other commercial markets.  We believe that our customer diversification minimizes our dependence on any single industry or group of customers.  In 2013, no single customer represented 10% or more of our consolidated net sales.  In certain of our end markets, particularly the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets.  We believe that our relationships with these customers and our other key customers are good.  However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis.  If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, it would have a long-term negative impact on our business and results of operations.

Competition

The markets we serve are intensely competitive and characterized by rapidly changing technology.  A small number of competitors have strong positions in certain of these markets.  The products and systems developed and manufactured by each of our operating groups serve all of our targeted end markets.  The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Diffraction Gratings	Headwall Photonics, Inc. Horiba, Ltd. (Horiba Jobin Yvon)	Optometrics Corporation Spectrogon AB

Lasers	Coherent, Inc. GSI Group, Inc. (Excel Technology) IDEX Corporation (CVI Melles Griot) IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik AG Rofin-Sinar Technologies, Inc. Sacher Lasertechnik GmbH Toptica Photonics AG Trumpf Group

Laser Optics	II-VI Incorporated Corning, Inc. (Tropel) Edmund Optics, Inc. Excelitas Technologies (Qioptiq) IDEX Corporation (CVI Melles Griot) Jenoptik AG	Sigma Koki Co., Ltd. Sumitomo Electric Industries, Ltd. Thorlabs, Inc. Umicore Zygo Corporation

Light Sources and Spectroscopy Instrumentation	Abet Technologies, Inc. Andor Technology plc Horiba, Ltd. (Horiba Jobin Yvon) Halma plc (Ocean Optics) Photon Technology International, Inc. Roper Industries (Princeton Instruments/Acton Research)	Sciencetech, Inc. Solar Light Company, Inc. Spectral Products Thorlabs, Inc.

Optical Filters	II-VI Incorporated Chroma Technology Corp. Ferroperm Optics A/S IDEX Corporation (Semrock)	JDS Uniphase Corporation Materion Corporation (Barr Associates) Omega Optical, Inc.

Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	Corning, Inc. (Tropel) Edmund Optics, Inc. IDEX Corporation (CVI Melles Griot) Jenoptik AG	Excelitas Technologies (Qioptiq) Sigma Koki Co., Ltd. Thorlabs, Inc. Zygo Corporation

Optics for Thermal Imaging	Corning, Inc. (Netoptix) BAE Systems (OASYS) Danaher Corporation (Janos Technology) Excelitas Technologies (Qioptiq)	General Dynamics (Axsys) Raytheon ELCAN Optical Technologies Temek Optics, Ltd. Umicore

Photonics Instruments	CINOGY Technologies GmbH Coherent, Inc. Data Ray Inc. Duma Optronics Ltd. Gentec Electro Optics, Inc. Halma plc (Labsphere)	IDEX Corporation (CVI Melles Griot) Metrolux Ltd. Picometrix, LLC Sciencetech, Inc. Thorlabs, Inc. Yelo Limited

Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Danaher Corporation (Dover) Haag-Streit AB (Möller-Wedel) Parker Hannifin Corporation	PI miCos GmbH Rockwell Automation, Inc. (Anorad) Sigma Koki Co., Ltd. Thorlabs, Inc.

Product Category	Primary Competitors
Three-Dimensional Non-Contact Measurement Equipment	3M Company (ESPE) 3 Shape A/S Align Technology, Inc. (Cadent) Dental Wings, Inc. Faro Technologies, Inc. Institut Straumann AG	Keyence Corporation Micro-Epsilon Renishaw plc Sirona Dental GmbH (Sirona Dental Systems)

Vibration Isolation Systems and Subsystems	AMETEK, Inc. (TMC) Herzan, LLC	Kinetic Systems, Inc. Thorlabs, Inc.

In certain of our product lines, particularly our precision motion systems, infrared optics, opto-mechanical subassembly, lasers, and laser diode test system product lines, we also face competition from certain of our existing and potential customers who have developed or may develop their own systems, subsystems and components.

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

We believe that we currently compete favorably with respect to these factors.  However, we may not be able to compete successfully in the future against existing or new competitors.

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

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent upon our ability to protect our proprietary technology.  We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses.  We currently maintain approximately 250 patents worldwide, and we have approximately 90 additional patent applications pending.  These patents and patent applications cover various aspects of products in many of our key product categories, particularly our laser products.  We also have trademarks registered worldwide.  We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

It is possible that, despite our efforts, other parties may use, obtain or copy our products and technology.  Policing unauthorized use of our products and technology is difficult and time consuming.  The steps we take to protect our rights may not prevent misappropriation of our products or technology.  This is particularly the case in certain countries, such as the People’s Republic of China, where the intellectual property laws or the nature of the legal system in those countries may not afford our intellectual property rights the same protection as the laws of the United States.  We have in the past and may in the future initiate claims or litigation against third parties for infringement of our proprietary rights, which claims could result in costly litigation and the diversion of our technical and management personnel.

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

Manufacturing

We manufacture instruments, components, subassemblies and systems at U.S. facilities located in Irvine and Santa Clara, California; Stratford, Connecticut; Bozeman, Montana; and North Logan, Utah; and at facilities in Wuxi, China; Beaune-la Rolande, France; Brigueuil, France; and Jerusalem, Israel.  We manufacture lasers and laser systems at our facilities in Santa Clara, California; Rankweil, Austria; and Stahnsdorf, Germany.  We manufacture optical components in Irvine, California; Franklin and North Andover, Massachusetts; Rochester, New York; Jerusalem, Israel; and Bucharest, Romania.  In addition, we subcontract all or a portion of the manufacture of various products and components, such as laser power supplies, optics, optical meters and certain lower-complexity laser systems, to a number of third-party subcontractors and contract manufacturers located worldwide.

Our manufacturing processes are diverse and consist of: purchasing raw materials, principally stainless steel, aluminum, glass and other optical substrates; processing the raw materials into components, subassemblies and finished products; purchasing components, assembling and testing components and subassemblies; and, for selected products, assembling the subassemblies and components into integrated subsystems and systems.  We primarily design and manufacture our products internally, although in some cases, we purchase completed products from certain third-party suppliers and resell those products through our distribution channels.  Most of these completed products are produced to our specifications and carry one of our product brands.

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

Backlog

Our consolidated backlog of orders totaled $225.2 million at December 28, 2013 and $202.2 million at December 29, 2012.  As of December 28, 2013, $189.9 million of our consolidated backlog was scheduled to be shipped on or before January 3, 2015.  Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain labor and material costs.  In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order.  As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

As of February 28, 2014, we had approximately 2,400 employees worldwide.  We believe that our relationships with our employees are good.

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

Spectra-Physics’ former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigations and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination.  In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any claims at this time, such claims could be made against us in the future.  In connection with our purchase of Spectra-Physics, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation, agreed to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement.  However, our ultimate costs of remediation and other potential liability are difficult to predict, this indemnity may not cover all liabilities relating to this site while it remains in effect, and following the expiration of this indemnity, we will be responsible for these remediation costs.  If significant costs or other liabilities relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

Governmental entities at all levels are continuously enacting new environmental regulations, and it may initially be difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the requirements for compliance with such regulations as they are enacted.  For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country.  RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products.  Effective January 2013, RoHS was recast to expand the scope of equipment subject to the directive and impose new compliance requirements, and most European Union member states implemented the recast directive during 2013.  WEEE was also recast to expand the scope of equipment subject to the directive and impose increased combined reuse/recycling and collection targets, among other revisions, and European Union member states were due to implement the recast directive by February 2014.  While many of our products are not subject to RoHS and WEEE requirements at this time, certain of our products sold in these countries are or will become subject to these requirements.  We will continue to monitor RoHS and WEEE guidance in individual jurisdictions to determine our responsibilities.  In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives.  However, because the scope of the directives continues to expand, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products.  In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives.  Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us.  We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and South Korea.  These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products.

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

Our financial results in any given quarter have fluctuated and will likely continue to fluctuate.  These fluctuations are typically unpredictable and can result from numerous factors including:

•                  fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor equipment industry), market seasonality (particularly in the scientific research market), levels of government funding available to our customers (particularly in the scientific research, defense and life and health sciences markets) and other economic conditions within the markets we serve;

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

•                  fluctuations in currency exchange rates;

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

Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.  In any period, our results may be below the expectations of market analysts and investors, which would likely cause the trading price of our common stock to drop.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Decreased consumer confidence, volatile corporate operating results, reduced capital spending, lower research and defense budgets, and the effects of reduced availability of credit, have in the recent past led to reduced demand and increased price competition for our products, increased risk of excess and obsolete inventory and higher overhead costs as a percentage of revenue, and could do so in the future. Weakness in our end markets could negatively impact our revenue, gross margin and operating margin, and consequently have a material adverse effect on our business, financial condition and results of operations.

Our worldwide sales to customers in the scientific research, defense and life and health sciences markets rely to a large extent on government funding for research and defense-related programs.  Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures or other causes would likely result in reduced sales of our products that are purchased either directly or indirectly with government funding, which would have an adverse impact on our results of operations.  In particular, the United States federal budget for fiscal 2014 reflects defense and research spending levels that, while higher than spending levels during the 2013 sequestration cuts, are generally lower than pre-2013 levels, and could result in continued reduced demand in these markets.  Any additional significant government spending cuts in the U.S. or any of our other global markets would likely reduce the demand for our products.

Additionally, uncertainty in government fiscal policy may have a similar adverse impact on the demand for our products.  For example, the difficulties faced by the U.S. Congress in recent years in agreeing on comprehensive, long-term solutions for the country’s budget concerns created national and global uncertainty over the magnitude and impact of spending cuts or tax increases that might be enacted.  The initial reaction to the anticipated “fiscal cliff” in 2012 and the sequestration-related spending cuts that were in effect during 2013 caused a significant amount of uncertainty in our U.S. customer base in the scientific research, defense and life and health sciences markets while such cuts remained in effect, and resulted in reduced demand for our products in those years, as customers delayed making purchases while they determined the magnitude of the impact of those cuts on their respective budgets.  Further, any future spending cuts or tax increases in the United States, and any future uncertainty over U.S. fiscal policy, will likely negatively impact U.S. economic activity as a whole, which could also impact the economic health of other regions and reduce the demand for our products in our other global markets.

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

All of the factors discussed above would likely have a material adverse effect on our business, results of operations and financial condition.

We face significant risks from doing business internationally.

Our business is subject to risks inherent in conducting business internationally.  For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, our international revenues accounted for approximately 61.0%, 59.1% and 55.8%, respectively, of total net sales, with a substantial portion of international sales originating in Europe, Japan and China.  We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase.  Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Austria, China, France, Germany, Israel, Japan and Romania.  Our international operations expose us to various risks, which include:

•                  adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•                  challenges of administering our diverse business and product lines globally;

•                  the actions of government regulatory authorities, including embargoes, export restrictions, tariffs, currency controls, trade restrictions and trade barriers, license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, import and export of our products, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

•                  greater risk of violations of anti-corruption laws by our employees, sales representatives, distributors or other agents;

•                  longer accounts receivable collection periods;

•                  overlapping, differing or more burdensome tax structures;

•                  adverse currency exchange rate fluctuations;

•                  reduced or inconsistent protection of intellectual property;

•                  more complex and burdensome labor laws and practices in countries where we have employees;

•                  difficulties in staffing and managing each of our individual international operations; and

•                  increased risk of exposure to civil unrest, terrorist and military activities.

In particular, as a result of our acquisition of Ophir, we have significant facilities and operations and a considerable number of employees in Israel.  A number of our products are manufactured in facilities located in Israel.  The Middle East remains a volatile region, and the future of peace efforts between Israel and neighboring countries remains extremely uncertain. Any armed conflicts or significant political instability in the region is likely to negatively affect business conditions and could significantly disrupt our operations in Israel, which would negatively impact our business.  Further, many of our employees in Israel are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time, and our operations in Israel could be disrupted by the absence of one or more key employees or a significant number of other employees for a significant period of time. Any such disruption could adversely affect our business.

Further, fluctuations in currency exchange rates could affect the sales price in local currencies of our products in international markets, potentially making our products less price competitive.  Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices.  If we experience any of the risks associated with international business, our business, financial condition and results of operations could be significantly harmed.

We are dependent in part on the semiconductor capital equipment market, which is volatile and unpredictable.

A significant portion of our current and expected future business comes from sales of products and subsystems to manufacturers of semiconductor fabrication, inspection and metrology equipment.  The semiconductor capital equipment market has historically been characterized by sudden and severe cyclical variations in product supply and demand.  The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles.  For example, this market experienced a severe down-cycle from mid-year 2007 to mid-year 2009 and again from mid-2011 to late 2013, which in each case had a significant negative impact on our operating results.  The continued cyclicality of this market limits our ability to predict our business prospects or financial results in this market.

During industry downturns, our revenues from this market may decline suddenly and significantly.  Our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term and by our need to continue our investment in next-generation product technology and to support and service our products.  In addition, due to the relatively long manufacturing lead times for some of the products and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we cannot sell.  Accordingly, downturns in the semiconductor capital equipment market may materially harm our business, financial condition and operating results.  Conversely, when upturns in this market occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity to meet sudden increases in customer demand.  If we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed.

A limited number of customers account for a significant portion of our overall sales to the microelectronics market and our sales of optics and lens assemblies to the defense market, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations would be harmed.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 23.4%, 23.3% and 28.3% of our consolidated net sales for the years 2013, 2012 and 2011, respectively.  We rely on a limited number of customers for a significant portion of our sales to this market.  Our top five customers in this market comprised approximately 55.5%, 53.4% and 59.7% of our sales to this market for the years 2013, 2012 and 2011, respectively, with one customer making up a substantial portion of such percentage in each of these years.  No single customer in this market comprised 10% or more of our consolidated net sales in 2013, 2012 or 2011.  If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be harmed significantly.  In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

The microelectronics market is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards.  Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance.  If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products.  We often invest substantial resources in developing our products and subsystems in advance of significant sales of these products and subsystems to such customers.  A failure on the part of our customers’ products to gain market acceptance, or a failure of the microelectronics market to grow would have a significant negative effect on our business, financial condition and results of operations.

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

We have acquired and will continue to acquire businesses, and our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses into our organization is critical to our growth.  We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms.  Additionally, the credit agreement we entered into in connection with our secured credit facility only permits us to make acquisitions under certain circumstances, and restricts our ability to incur additional indebtedness, which limits to some extent our ability to make such acquisitions and investments.  Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.  We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

Additionally, we may incur significant charges in future quarters to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses.  Such charges could also include impairment of goodwill associated with past acquisitions.  For example, 2012 sales by our former Ophir Division were below the levels that we had originally forecasted.  As a result of those sales levels and other factors, in the course of our annual evaluation of the goodwill and other intangible assets associated with our reporting units in the fourth quarter of 2012, we determined that goodwill and certain intangible and other assets associated with our former Ophir Division were impaired.  We therefore recorded an impairment charge of $130.9 million to write down the goodwill and certain intangible and other assets associated with that division.  We believe that the assumptions we use in evaluating the goodwill associated with our business are reasonable; however, we may be required to recognize goodwill impairment charges in the future as a result of subsequent changes to the factors underlying such assumptions, and as a result of the criteria we are required to utilize in assessing whether impairment has occurred.

The terms of our secured credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

On July 18, 2013, we entered into a credit agreement with certain lenders, pursuant to which we obtained a new secured credit facility (credit facility) to refinance our prior credit facility.  The credit facility consists of a revolving credit facility of $275 million with a term of five years.  The credit agreement also provides us with the option to increase the aggregate principal amount of our loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the credit agreement.  Our ability to borrow funds under the credit facility is subject to certain conditions, including compliance with certain covenants and the continued accuracy of certain representations and warranties.  Our obligations under the credit facility are collateralized by a security interest in substantially all of our assets and the assets of our U.S. subsidiaries, as well as a pledge of certain shares we hold in our non-U.S. subsidiaries.

The credit agreement requires compliance with certain financial covenants, including maintaining specific financial ratios.  These ratios are based in part on our Consolidated Adjusted EBITDA, as defined in the credit agreement.  Our ability to continue to meet these financial ratios and tests will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.  In the event that we are unable to generate the levels of Consolidated Adjusted EBITDA required to maintain compliance with such financial covenants, our borrowing capacity under the credit facility will be reduced, and we may be required to dedicate a significant portion of our cash flow from operations and other capital resources to reduce our indebtedness under the credit facility, thereby reducing our ability to fund working capital, capital expenditures, research and development and other cash requirements.

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

We are constantly investing in products for emerging applications, and we expect to generate increasingly significant revenue levels from sales of products for these applications.  For example, we have developed ultrafast lasers for ophthalmic surgery, infrared optics for thermal imaging cameras, precision motion subsystems for equipment used to manufacture and inspect 450 mm semiconductor wafers, and three-dimensional dental CAD/CAM scanners for manufacturing dental restorations.  These applications are evolving, and the extent to which they achieve widespread adoption or significant growth is uncertain.  Many factors may affect the viability of widespread adoption or growth of these applications, including their cost-effectiveness, performance and reliability compared to alternatives.  If these applications or our products for these applications are not widely adopted or fail to grow as we project, we will not generate the revenue growth we anticipate from sales of our products for these emerging applications, and our results of operations could be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our capital equipment, system and subsystem products are complex, and customers for these products require substantial time to qualify our products and make purchase decisions.  In addition, some of our sales to defense and security customers are under major defense programs that involve lengthy competitive bidding and qualification processes.  These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us.  The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year.  If we fail to anticipate the likelihood, costs, or timing associated with sales of capital equipment, system and subsystem products, our business and results of operations would be harmed.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology.  We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights.  The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in countries outside the United States, where the laws may not protect our proprietary rights as fully as in the United States.  Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.  In addition, patents issued to us may be challenged, invalidated or circumvented.  Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed.  We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources.  The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications.  Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.  We may initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents.  We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.  For example, in 2012 we filed a lawsuit against Lighthouse Photonics Incorporated asserting infringement of certain of our patents by that company’s laser products, which litigation is ongoing.  If we are unsuccessful at effectively protecting our intellectual property, our business, financial condition and results of operations could be harmed.

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law.  The Leahy-Smith Act includes a number of significant changes to the U.S. patent laws, such as changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents.  The U.S. Patent and Trademark Office is still in the process of implementing regulations relating to these changes, and the courts have yet to address many of the new provisions of the Leahy-Smith Act. Some of these changes or potential changes may not be advantageous to us, and it may become more difficult to obtain adequate patent protection or to enforce our patents against third parties.  While we cannot predict the impact of the Leahy-Smith Act at this time, these changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and adversely affect our ability to protect our intellectual property and proprietary technology.

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

Our products and technology are subject to international export regulations in the various countries where they are manufactured or developed.  For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce and State.  Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel and Romania.  In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad.  For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user.  Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.  The Israeli Ministry of Industry and Trade and the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel.  Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them.  Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations.  Compliance with export regulations may also subject us to additional fees and costs.  The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position.  In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be harmed.

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

Many of our products, especially our laser products, opto-mechanical subassemblies and precision positioning systems, are inherently complex in design and, in some cases, require ongoing regular maintenance.  Further, the manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components that conform to stringent specifications.  As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials by us or our suppliers could adversely affect our manufacturing yields and product reliability.  This could in turn harm our business, operating results, financial condition and customer relationships.

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

Many of our products may be hazardous if not operated properly or if defective.  In addition, some of our products, such as certain ultrafast lasers, are used in medical applications where malfunctions could result in serious injury.  We are exposed to significant risks for product liability claims if property damage, personal injury or death results from the use of our products.  We may experience material product liability losses in the future.  We currently maintain insurance against product liability claims.  However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall, could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully manage the transition of certain of our manufacturing operations to international locations and to contract manufacturers could harm our business.

As part of our ongoing cost-reduction efforts, we continue to relocate the manufacture of certain of our existing product lines and subassemblies to, and initiate the manufacture of certain new products in, our facilities in Wuxi, China, Jerusalem, Israel and Bucharest, Romania and selected contract manufacturers in Asia.  If we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business and results of operations could be harmed.

In particular, manufacturing new products in and transferring product lines to our lower-cost manufacturing locations and our contract manufacturers’ facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes.  If we are unable to manage this transfer and training smoothly and comprehensively, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers.  We also may not realize the cost and tax advantages that we currently anticipate from locating operations in China, Israel and Romania.  For example, we are experiencing rising material, labor and shipping costs and rapidly changing regulations in China.

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

In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or immediately for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business.

We are required to evaluate our internal control over financial reporting each year, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to rules and regulations promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting.  This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  This report must also contain a statement that our auditors have issued an attestation report on such internal controls.  Management’s assessment of internal control over financial reporting requires management to make subjective judgments, some of which are in areas that may be open to interpretation.  As such, our auditors may not agree with our assessments.

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

Spectra-Physics’ former facility located in Mountain View, California is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigations and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination.  In addition to our remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any claims at this time, such claims could be made against us in the future.  In connection with our purchase of Spectra-Physics, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation, agreed to indemnify us, subject to certain conditions, for costs of remediation that are incurred and third party claims that are made prior to July 16, 2014, which arise from the releases of hazardous substances at or from the Mountain View facility and are subject to remediation under the cost-sharing agreement.  However, our ultimate costs of remediation and other potential liabilities are difficult to predict, this indemnity may not cover all liabilities relating to this site while it remains in effect, and following the expiration of this indemnity, we will be responsible for these remediation costs.  If significant costs or other liability relating to this site arise in the future and are either not covered by this indemnity or arise after this indemnity expires, our business, financial condition and results of operations could be adversely affected.

The environmental regulations that we are subject to include a variety of federal, state, local and international environmental regulations that restrict the use and disposal of materials used in the manufacture of our products or require design changes or recycling of our products.  If we fail to comply with any present or future regulations, we could be subject to future liabilities, the suspension of manufacturing or a prohibition on the sale of products we manufacture.  In addition, such regulations could restrict our ability to equip our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

Governmental entities at all levels are continuously enacting new environmental regulations, and it is initially difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the requirements for compliance with such regulations as they are enacted.  For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country.  RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products.  Effective January 2013, RoHS was recast to expand the scope of equipment subject to the directive and impose new compliance requirements, and most European Union member states implemented the recast directive during 2013.  WEEE was also recast to expand the scope of equipment subject to the directive and impose increased combined reuse/recycling and collection targets, among other revisions, and European Union member states were due to implement the recast directive by February 2014.  Certain of our products sold in these countries are or will become subject to RoHS and WEEE requirements.  We will continue to monitor RoHS and WEEE guidance in individual jurisdictions to determine our responsibilities.  In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives.  However, because the scope of the directives continues to expand, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products.  In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives.  Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us.  We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and South Korea.  These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products.  Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in certain countries.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies.  The new rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  The first disclosure report is due on May 31, 2014, relating to the calendar year of 2013.  The due diligence activities required to determine the source of certain minerals used in our products are time consuming and may result in significant costs.  Due to the size and complexity of our supply chain, we face challenges in verifying the origins of the minerals used in our products.   Further, the new rule could affect the availability in sufficient quantities and at competitive prices of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten.  There may be only a limited number of sources of “conflict-free” minerals, which could result in increased material and component costs, as well as additional costs associated with potential changes to our products, processes or sources of supply.  If we are unable to sufficiently verify the origin of the minerals used in our products through the due diligence procedures that we implement, our reputation could be harmed.  In addition, we may not be able to satisfy customers who require that our products be certified as conflict-free, which could place us at a competitive disadvantage.

Difficulties with our global information technology system could harm our business.

Any failure or malfunctioning of our global information technology system, errors or misuse by system users, difficulties in migrating standalone systems to our centralized systems, or inadequacy of the system in addressing the needs of our operations, could disrupt our ability to timely and accurately manufacture and ship products, which could have a material adverse effect on our business, financial condition and results of operations.  Any such failure, errors, misuse or inadequacy could also disrupt our ability to timely and accurately process, report and evaluate key operations metrics and key components of our results of operations, financial position and cash flows.  Any such disruptions would likely divert our management and key employees’ attention away from other business matters.  Any disruptions or difficulties that may occur in connection with our global information technology system could also adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

In connection with our daily business transactions, we store data about our business, including certain customer data, on our global information technology systems. While our systems are designed with security measures to prevent unauthorized access, third parties may gain unauthorized access to our systems.  This unauthorized access could take the form of intentional misconduct by computer hackers, employee error, employee malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information, in order to gain access to our information technology system for the purpose of sabotage, or to access our data, including our and our customers’ intellectual property and other confidential business information.  Because the techniques used to obtain unauthorized access to information technology systems evolve frequently and generally are not recognized until successful, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, legal liability and a negative impact on our sales.

Natural disasters or power outages could disrupt or shut down our operations or those of our contract manufacturers, which would negatively impact our operations.

We are headquartered, and have significant operations, in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies.  Our contract manufacturers’ operations are also subject to these occurrences, such as the severe flooding that periodically occurs in Thailand.  We currently have business continuation plans for our global information technology systems and for most of our operations and facilities, as well as disaster recovery procedures for our remaining operations and facilities.  Despite these contingency plans and procedures, if any of our facilities or those of our contract manufacturers were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business.  We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606.  We lease this facility under a lease expiring in February 2022.  Our primary operations for each of our operating groups are located in the following facilities:

Operating Group	Primary Facility Locations	Approximate Facility Size

Photonics	Irvine, California Stratford, Connecticut Bozeman, Montana North Logan, Utah Santa Clara, California Beaune-la Rolande, France Jerusalem, Israel Brigueuil, France Wuxi, China	148,000 square feet 32,000 square feet 21,000 square feet 15,000 square feet 13,000 square feet 86,000 square feet 44,000 square feet 44,000 square feet 30,000 square feet

Lasers	Santa Clara, California Rankweil, Austria Stahnsdorf, Germany	126,000 square feet 29,000 square feet 12,000 square feet

Optics	Irvine, California Rochester, New York Franklin, Massachusetts North Andover, Massachusetts Jerusalem, Israel Bucharest, Romania Wuxi, China	85,000 square feet 58,000 square feet 56,000 square feet 27,000 square feet 36,000 square feet 30,000 square feet 12,000 square feet

Certain of the facilities shown in the table above are shared by our operating groups and corporate functions.  We own portions of our Rochester, New York, Beaune-la Rolande, France and Jerusalem, Israel facilities, and we own our Brigueuil, France facility.  We lease all of our other primary manufacturing facilities, as well as a number of other facilities worldwide for administration, sales and/or service, under leases with expiration dates ranging from 2014 to 2022.  We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire.  We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

In June 2013, the court granted our motion for summary judgment of Yvette Flores’ claims on the grounds that they were barred by the exclusivity of the State of California’s workers’ compensation system.  In July 2013, we reached an agreement with Mark Flores to settle his claims.  In September 2013, we entered into a Settlement Agreement and Release with Mark Flores documenting the specifics of the settlement.  The settlement amounts were paid in 2013 from coverage by applicable insurance policies.  As such, this settlement did not have any net impact on our income, cash flows or stockholders’ equity.  An Order of Dismissal was filed in December 2013 with respect to Mark Flores’ claims, ending his case against us and Spectra-Physics.

In November 2012, we reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit.  The settlement amount was paid in February 2014 from coverage by applicable insurance policies.  As such, this settlement did not have any net impact on our income, cash flows or stockholders’ equity.  The remainder of the case against us and Spectra-Physics was dismissed with prejudice in February 2014.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP.  As of February 28, 2014, we had 785 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.  The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
December 28, 2013	$18.49	$14.29
September 28, 2013	16.78	13.75
June 29, 2013	17.21	12.81
March 30, 2013	17.10	12.87
December 29, 2012	13.30	10.42
September 29, 2012	13.52	10.65
June 30, 2012	18.34	10.97
March 31, 2012	19.50	13.77

Dividends

We did not declare any dividends on our common stock during 2013 or 2012.  We do not have any present plans to pay cash dividends in the foreseeable future; however, our Board of Directors will periodically review this issue in the future based on our financial position, operating results, cash needs and investment opportunities, as well as any changes in the tax treatment of dividends.  The terms of the senior secured credit facility that we entered into in July 2013 permit us to pay dividends during the term of such facility, subject to certain conditions and limitations.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of the year ended December 28, 2013.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended December 28, 2013, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index, and (ii) our peer group.  The graph assumes all investments were made at market value on January 3, 2009 and the reinvestment of all dividends.

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

	For the Year Ended (1)
	December 28,	December 29,	December 31,	January 1,	January 2,
(In thousands, except per share data and percentages)	2013	2012	2011	2011	2010
		(2)	(3)		(4)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$560,054	$595,346	$545,054	$479,787	$366,989
Cost of sales	322,341	334,758	305,325	274,491	224,387
Gross profit	237,713	260,588	239,729	205,296	142,602

Selling, general and administrative expenses	149,183	159,347	140,636	112,754	112,177
Research and development expense	52,524	52,714	45,270	39,278	36,948
Loss (gain) on sale of assets and related costs (5)	4,725	(166)	—	542	4,355
Impairment charges (6)	—	130,853	—	—	360
Operating income (loss)	31,281	(82,160)	53,823	52,722	(11,238)

Recovery of note receivable and other amounts related to previously discontinued operations, net (7)	—	—	619	—	101
Foreign currency translation gain from dissolution of subsidiary (8)	—	—	7,198	—	—
Gain on sale of investments (9)	—	6,248	—	—	—
Gain (loss) on extinguishment of debt (10)	(3,355)	—	(582)	—	328
Interest and other expense, net	(6,490)	(8,559)	(10,550)	(8,481)	(8,564)
Income (loss) before income taxes	21,436	(84,471)	50,508	44,241	(19,373)
Income tax provision (benefit) (11)	5,698	5,479	(29,154)	3,128	(1,967)
Net income (loss)	15,738	(89,950)	79,662	41,113	(17,406)
Net income (loss) attributable to non-controlling interest	137	(527)	(46)	—	—
Net income (loss) attributable to Newport Corporation	$15,601	$(89,423)	$79,708	$41,113	$(17,406)

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.40	$(2.35)	$2.13	$1.12	$(0.48)
Diluted	$0.39	$(2.35)	$2.06	$1.09	$(0.48)

Shares used in computation of income (loss) per share:
Basic	39,010	38,133	37,407	36,647	36,175
Diluted	39,558	38,133	38,673	37,726	36,175

Percentage of net sales:
Gross profit	42.4%	43.8%	44.0%	42.8%	38.9%
Selling, general and administrative expenses	26.6%	26.8%	25.8%	23.5%	30.6%
Research and development expense	9.4%	8.8%	8.3%	8.2%	10.1%
Operating income (loss)	5.6%	(13.8)%	9.9%	11.0%	(3.1)%
Net income (loss)	2.8%	(15.1)%	14.6%	8.5%	(4.7)%
Net income (loss) attributable to Newport Corporation	2.8%	(15.0)%	14.6%	8.5%	(4.7)%

	As of or for the Year Ended
	December 28,	December 29,	December 31,	January 1,	January 2,
(In thousands, except worldwide employment figures)	2013	2012	2011	2011	2010

BALANCE SHEET INFORMATION:
Cash, restricted cash and marketable securities	$64,234	$100,372	$72,855	$200,184	$141,923
Working capital	$198,280	$209,842	$178,598	$288,650	$236,510
Total assets	$565,229	$620,961	$764,069	$556,390	$493,407
Short-term borrowings	$4,861	$32,985	$45,149	$12,468	$11,056
Long-term borrowings (includes borrowings under capital leases)	$84,263	$151,564	$179,008	$123,198	$122,636
Stockholders’ equity of Newport Corporation	$326,968	$289,432	$370,258	$295,459	$254,636

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	39,394	38,402	37,634	36,909	36,316
Average worldwide employment	2,441	2,468	2,116	1,687	1,683
Sales per employee	$229	$241	$258	$284	$218
Total stockholders’ equity per diluted share	$8.27	$7.59	$9.57	$7.83	$7.04

(1)                     We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013, fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012, fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011, fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011 and fiscal year 2009 (referred to herein as 2009) ended on January 2, 2010.  All fiscal years presented consisted of 52 weeks.

(2)                     On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation for an aggregate purchase price of $9.0 million, and on October 10, 2012, we acquired substantially all of the assets of Advanced Vibration Technologies, Inc. (a corporation doing business under the trade name of Vistek) for an aggregate purchase price of $2.5 million.  Our results of operations for 2012 included the results of operations of these businesses from the respective closing dates of the acquisitions.

(3)                     On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH for an aggregate purchase price of $18.5 million, and on October 4, 2011, we acquired all of the outstanding capital stock of Ophir Optronics Ltd. for an aggregate purchase price of $242.3 million.  Our results of operations for 2011 included the results of operations of these businesses from the respective closing dates of the acquisitions.

(4)                     On July 4, 2009, we entered into an asset exchange transaction with Oclaro, Inc. (Oclaro) in which we acquired substantially all of the assets of the New Focus business.  The purchase price was paid by the transfer to Oclaro of our diode laser business, as described in footnote (5) below, and the payment of $3.0 million in cash.  Our results of operations for 2009 included the results of operations of the New Focus business from the closing date of the acquisition.

(5)                     During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, we considered the assets and liabilities of this business as held for sale as of December 28, 2013.  We completed the sale of this business in January 2014 for a price of $6.0 million, consisting of $5.35 million in cash and an unsecured note receivable of $0.65 million.  We incurred $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, we wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  In 2010, we sold our Hilger Crystals Limited subsidiary for $4.0 million in cash.  We recognized a loss of $0.5 million after considering the net asset carrying value of $2.5 million, charges of $1.4 million related to the pension plan associated with this business, a charge of $0.4 million to write off an intercompany receivable, and transaction expenses of $0.2 million.  In 2012, we recognized a gain of $0.2 million related to an earn-out associated with this transaction.  In 2009, we entered into an asset exchange transaction with Oclaro in which we sold substantially all of the assets of our diode laser business, which had a book value of $14.9 million, which resulted in a loss of $4.4 million after considering the fair value of these assets of $11.1 million and selling costs of $0.6 million.

(6)                     In 2012, we determined that goodwill and other assets related to our former Ophir Division were impaired and recorded impairment charges of $130.9 million.  Of these charges, $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.  In 2009, we determined that we would not continue to pursue technology related to purchased in-process research and development and recorded an impairment charge of $0.4 million associated with such technology.

(7)                     In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington.  In 2008, due to uncertainty regarding collectability of such note receivable and amounts owed under the sublease, we wrote off such note receivable and other amounts owed in full.  In 2009, we entered into a settlement agreement with Kensington pursuant to which Kensington paid us $0.2 million and transferred to us certain assets included in the collateral securing the note, and we recognized $0.1 million as a recovery on the note, net of certain costs.  In 2011, we recognized an additional $0.6 million as a recovery of amounts due from Kensington, net of certain costs.

(8)                     In 2001, we established a financing structure through which we loaned our French subsidiary €16.6 million.  In 2011, such financing structure was dissolved and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.

(9)                     We hold equity interests in privately-held corporations, which are accounted for using the cost method.  During previous years, we reduced the carrying value of these investments to zero due to the corporations’ poor financial condition.  In 2012, one of these corporations was acquired in a merger transaction and we received $5.3 million for our interest as a result of the acquisition, and another of these corporations redeemed its shares from us for $1.0 million.

(10)              In 2013, we terminated the credit agreement that we had entered into in October 2011 and repaid all amounts outstanding under the associated term loan.  In connection with terminating this agreement, we recorded a loss on extinguishment of debt of $3.4 million to write off the remaining deferred debt issuance costs associated with this agreement.  In 2011, we extinguished $114.4 million of the convertible subordinated notes that we had issued in February 2007 for $115.0 million.  After allocating $1.5 million of the extinguished amount to the equity component of the notes, we recorded a loss of $0.1 million on extinguishment of the debt, net of unamortized fees and debt discount.  In addition, in 2011, our Ophir Optronics Ltd. subsidiary extinguished $9.1 million of its publicly traded bonds at a price equal to 105.76% of the principal amount of the bonds, or $9.6 million, resulting in a loss of $0.5 million.  In 2009, we extinguished $20.2 million of our convertible subordinated notes for $18.7 million.  After allocating $0.3 million of the extinguished amount to the equity component of the notes, we recorded a gain of $0.3 million on extinguishment of the debt, net of unamortized fees and debt discount.

(11)              We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets.  In 2010, we reduced such valuation allowance by $18.2 million, due primarily to income generated during the year.  In 2011, we reduced such valuation allowance by an additional $41.7 million, due primarily to achieving a cumulative three-year net income position in the United States and expected future profitability.  In 2012, we reduced the valuation allowance by $1.8 million due to the recovery of certain domestic investments and capital loss carryovers.  Also in 2012, we recorded a valuation allowance against certain deferred tax assets associated with our former Ophir Division totaling $1.9 million.  In 2013, we reduced the valuation allowance by $0.9 million due primarily to our Optical Metrology Ltd. subsidiary in Jerusalem, Israel qualifying for the beneficial tax rate of 0% on a portion of its earnings, which necessitated an adjustment to the underlying deferred tax assets and a corresponding adjustment to the valuation allowance.  See further discussion in Note 11 of the Notes to Consolidated Financial Statements regarding our valuation allowance.

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, and three-dimensional non-contact measurement equipment.  Our products are used worldwide in industries including scientific research, microelectronics, defense and security, life and health sciences and industrial markets.

Prior to 2013, we developed, manufactured and marketed our products within three distinct business segments: our Lasers Division, our Photonics and Precision Technologies (PPT) Division and our Ophir Division.  In January 2013, we reorganized our operations to create three new operating groups: our Photonics Group, our Lasers Group and our Optics Group.  As a result, we have revised our reportable segments to correspond with our new operating groups, reflecting the manner in which we now assess performance and allocate resources.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions and Divestitures

Divestiture of Advanced Packaging Systems Business

During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, we considered the assets and liabilities of this business as held for sale as of December 28, 2013.  We completed the sale of this business in January 2014 for a price of $6.0 million, consisting of $5.35 million in cash and an unsecured note receivable of $0.65 million.  We incurred $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, we wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  The net sales, operating income and cash flows of this business were not significant to our operations.

Acquisition of Vistek Assets

On October 10, 2012, we acquired substantially all of the assets of Advanced Vibration Technologies, Inc., a corporation doing business under the trade name of Vistek (Vistek), for a purchase price of $2.5 million.  The purchase price was paid in cash at closing, of which $0.25 million was deposited at closing into escrow until October 10, 2013, to secure certain indemnification obligations of Vistek and its sole shareholder under the asset purchase agreement.  The full amount of the escrow deposit was released to the seller upon expiration of the escrow.  We incurred $49 thousand in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded our vibration control and isolation product offerings.  The results of the Vistek business are included in the results of our Photonics Group (previously part of our PPT Division) in the accompanying financial statements.

Acquisition of ILX

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of our wholly owned subsidiary with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  The full amount of the escrow deposit was released to the ILX securityholders upon expiration of the escrow.  We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded our optical power meter, laser diode instrumentation and fiber optic source product offerings, and added laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio.  The results of ILX are included in the results of our Photonics Group (previously part of our PPT Division).

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

The goodwill related to our acquisitions of ILX and Vistek had originally been allocated to our PPT Division.  However, as a result of the reorganization of our operating segments in 2013, the goodwill allocated to our former PPT Division has been reallocated to our Photonics and Optics Groups.  See Note 5 of the Notes to Consolidated Financial Statements for additional detail.  The goodwill related to our acquisition of ILX is not deductible for tax purposes, as the transaction was a merger.  The goodwill related to our acquisition of the Vistek business is deductible for tax purposes, as the transaction was an asset purchase.

Acquisition of Opticoat Assets

On December 29, 2011, we acquired substantially all of the assets of Opticoat SRL (Opticoat) for a purchase price of $3.0 million in cash, of which $2.0 million was paid upon the closing and $1.0 million was held back to secure certain obligations of Opticoat under the acquisition agreement.  We paid an additional $0.85 million in 2012 and the remaining $0.15 million in 2013.  The present value of these payments was determined to be $2.9 million.  We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  This acquisition provided additional low-cost manufacturing capacity in the areas of precision optical components and coatings.

Acquisition of Ophir

On October 4, 2011, we acquired all of the outstanding capital stock of Ophir Optronics Ltd. (Ophir) for $242.3 million in cash, of which $242.1 million was allocated to the purchase price and $0.2 million was allocated to the fair value of unearned compensation related to unvested stock options.  We funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds we received from the senior secured credit facility that we obtained in October 2011.  We incurred $4.7 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  This acquisition added Ophir’s precision infrared optics and lens assemblies, laser measurement instrumentation and three-dimensional non-contact measurement sensors and equipment to our product offerings.

Acquisition of High Q

On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH (High Q).  The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and a subsequent payment of $1.3 million, which was paid to the sellers based on a calculation of High Q’s net assets at closing.  The full amount of the escrow deposit was released to the sellers upon expiration of the escrow.  We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  This acquisition broadened our ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expanded our presence in European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million ($4.8 million as of December 28, 2013), and leased the building from the purchaser for a period of at least ten years.  High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q.  Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%.  The principal balance of the loan was €3.1 million ($4.2 million) as of December 28, 2013.  As of December 28, 2013, the current portion of the loan was $0.3 million and is included in prepaid expenses and other current assets, and the long-term portion of the loan was $3.9 million and is included in investments and other assets, in the accompanying consolidated balance sheets.

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

For our Ophir and Opticoat acquisitions, the goodwill had been allocated to our former Ophir Division and was not deductible for tax purposes.  However, in 2012 we determined that such goodwill was impaired, as discussed in the paragraph below.  For our High Q acquisition, the goodwill has been allocated to our Lasers Division, a portion of which will be deductible for Austrian tax purposes.

In 2012, we determined that goodwill and other assets related to our former Ophir Division were impaired and recorded impairment charges of $130.9 million.  Of these charges, $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.  See “Impairment Charges” on page 52 for additional information.

Fiscal Year End

We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013, fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012 and fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011.  Each of these fiscal years consisted of 52 weeks.

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

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.  Title to and risk of loss of products generally pass to the customer upon delivery, but in certain cases pass upon acceptance.  We recognize revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative selling price, determined based upon the price that would be charged on a standalone basis.  If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation.  Revenue for extended service contracts is recognized over the related contract periods.  Revenue for programs involving design and development services and delivery of product prototypes and/or other deliverables is recognized upon the completion of specified milestones, or over the term of the program based upon the percentage of completion of the program, depending on the terms of the associated contract.  Certain sales to international customers are made through third-party distributors and revenue is recognized upon the sale to the distributor.  A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.  Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses.  Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Accounts Receivable

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

Inventories

We state our inventories at the lower of cost (determined on a first-in, first-out (FIFO) basis) or fair market value and include materials, labor and manufacturing overhead.  Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that we expect to hold for longer than one year are included in investments and other assets in the accompanying consolidated balance sheets.  We write down excess and obsolete inventory to net realizable value.  Once we write down the carrying value of inventory, a new cost basis is established, and we do not increase the newly established cost basis based on subsequent changes in facts and circumstances.  In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current and committed inventory levels.  We record any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.  Should actual demand requirements differ from our estimates, we may be required to reduce the carrying value of inventory to net realizable value, resulting in a charge to cost of sales which would adversely affect our operating results.

Warranty

Unless otherwise stated in our product literature or in our agreements with customers, products sold by our Photonics and Optics Groups generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty, and laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Products sold by the Photonics and Optics Groups to original equipment manufacturer (OEM) customers carry warranties generally ranging from 15 to 19 months.  Products sold by our Lasers Group carry warranties that vary by product, customer type and product component, but generally range from 90 days to two years.  In certain cases, such warranties for Lasers Group products are limited by either a set time period or a maximum amount of hourly usage of the product, whichever occurs first.  Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria.  We accrue a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales at the time revenue for that product is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required which could adversely affect our operating results.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

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

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets.  Under Accounting Standards Codification (ASC) 350-20, Intangibles — Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets.  We perform the annual impairment test as of the beginning of the fourth quarter of each year.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required.  Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill.  The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

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

We recorded impairment charges related to long-lived assets, goodwill and other intangible assets in 2012.  An explanation of such impairment charges is included in the discussion of our results of operations under the heading “Impairment Charges” on page 52.  There were no impairment charges in 2013 or 2011.

Income Taxes

Our income tax expense (benefit), deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes.  We are subject to income taxes in the United States and numerous international jurisdictions.  Significant judgments and estimates are required in determining our consolidated income tax expense (benefit).

We utilize the asset and liability method of accounting for income taxes.  The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty.  Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings.  Therefore, the actual liability for U.S. or international taxes may be materially different from our estimates, which could result in the need to record additional liabilities or to reverse previously recorded tax liabilities.  Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

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

We have maintained a valuation allowance against a portion of our gross deferred tax assets.  We have monitored our actual results, forecast data and other available evidence, both positive and negative, and we have periodically increased or reduced the valuation allowance based on our determinations of whether it is more likely than not that we will realize our net deferred tax assets.  An explanation of adjustments made to our valuation allowance in each fiscal year is included in the discussion of our results of operations under the heading “Income Taxes” on page 53.

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

A substantial portion of our restricted stock unit awards vest based upon the achievement of one or more financial performance thresholds established by the Compensation Committee of our Board of Directors.  Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if and to the extent that such performance thresholds are met, the awards vest in equal one-third (1/3) annual installments.  Until we have determined that performance thresholds have been met, the amount of expense that we record relating to performance-based awards is estimated based on the likelihood of achieving the performance thresholds.  Estimating the likelihood of achievement of performance thresholds requires significant judgment, as such estimates are based on forecasted results of operations.  We also make certain judgments regarding expected forfeitures of all stock-based awards, which may vary significantly from actual forfeitures.  If our actual results of operations or forfeitures differ from our estimates, we may need to increase or decrease the compensation expense related to stock-based awards, which could significantly impact the amount of stock-based compensation expense recorded in a given period.

The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance thresholds in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

The total stock-based compensation expense included in our consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Cost of sales	$938	$693	$488
Selling, general and administrative expenses	7,142	6,740	5,029
Research and development expense	1,093	936	684
	$9,173	$8,369	$6,201

Results of Operations for the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Net sales	100.0%	100.0%	100.0%
Cost of sales	57.6	56.2	56.0
Gross profit	42.4	43.8	44.0

Selling, general and administrative expenses	26.6	26.8	25.8
Research and development expense	9.4	8.8	8.3
Loss (gain) on sale of assets and related costs	0.8	(0.0)	—
Impairment charge	—	22.0	—
Operating income (loss)	5.6	(13.8)	9.9

Recovery of note receivable and other amounts related to previously discontinued operations, net	—	—	0.1
Foreign currency translation gain from dissolution of subsidiary	—	—	1.3
Gain on sale of investments	—	1.0	—
Loss on extinguishment of debt	(0.6)	—	(0.1)
Interest and other expense, net	(1.2)	(1.4)	(1.9)
Income (loss) before income taxes	3.8	(14.2)	9.3

Income tax provision (benefit)	1.0	0.9	(5.3)
Net income (loss)	2.8	(15.1)	14.6
Net income (loss) attributable to non-controlling interest	0.0	(0.1)	—
Net income (loss) attributable to Newport Corporation	2.8%	(15.0)%	14.6%

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

Net Sales

For 2013, 2012 and 2011, our net sales totaled $560.1 million, $595.3 million and $545.1 million, respectively.  Our total net sales decreased $35.2 million, or 5.9%, in 2013 compared with 2012.  Net sales by our Photonics Group decreased $7.3 million, or 3.1%, net sales by our Lasers Group decreased $15.6 million, or 8.6%, and net sales by our Optics Group decreased $12.3 million, or 7.0%, in 2013 compared with 2012.  We experienced decreases in net sales in all of our end markets in 2013 compared with 2012.  These decreases were due primarily to lower research and defense budgets and uncertainty in future spending levels, and the continued cyclical downturn in the semiconductor equipment industry, which was particularly pronounced during late 2012 and the first half of 2013.

Our total net sales increased $50.2 million, or 9.2%, in 2012 compared with 2011.  Net sales by our Photonics Group increased $33.3 million, or 16.3%, net sales by our Lasers Group decreased $10.1 million, or 5.3%, and net sales by our Optics Group increased by $27.1 million, or 18.2%, in 2012 compared with 2011.  The photonics businesses of Ophir, which we acquired on October 4, 2011, contributed $37.9 million to the net sales by our Photonics Group for the full year of 2012, compared with $9.2 million of net sales in the remainder of 2011 following the acquisition date.  ILX, which we acquired on January 13, 2012, contributed $7.2 million to the sales by our Photonics Group in 2012, for which there were no comparable sales during 2011.  High Q, which we acquired on July 29, 2011, contributed $26.4 million to the sales by our Lasers Group for the full year of 2012, compared with $13.6 million of net sales in the remainder of 2011 following the acquisition date.  These additional sales were more than offset by decreases in our Lasers Group sales in 2012 due to the discontinuation of certain products.  The optics businesses of Ophir contributed $59.7 million to the net sales by our Optics Group for the full year of 2012, compared with $16.2 million of net sales in the remainder of 2011 following the acquisition date.

We experienced increases in sales in 2012 compared with 2011 in our scientific research, defense and security, life and health sciences, and industrial manufacturing and other end markets, due primarily to the incremental sales provided by our acquisitions of Ophir, High Q and ILX.  These increases were offset in part by a decrease in sales in our microelectronics end market, due primarily to the cyclical downturn in the semiconductor equipment industry, which began in mid-2011.  Our sales to customers in the microelectronics market were not impacted significantly by our acquisitions.

Net sales to the scientific research market were $123.1 million, $131.0 million and $144.3 million for 2013, 2012 and 2011, respectively.  The decrease of $7.9 million, or 6.0%, in 2013 compared with 2012 was due primarily to budget constraints and uncertainty in future global research spending levels, particularly in Europe and the Pacific Rim.  The decrease of $13.3 million, or 9.2%, in 2012 compared with 2011 was also due to budget constraints and uncertainty in future global research spending levels, offset in part by the incremental sales provided by our acquisition of ILX.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the defense and security markets were $58.6 million, $71.5 million and $39.4 million for 2013, 2012 and 2011, respectively.  The decrease of $12.9 million, or 18.0%, in 2013 compared with 2012 was due primarily to lower defense budgets and uncertainty in future defense spending levels, primarily in the United States.  The increase of $32.1 million, or 81.5%, in 2012 compared with 2011 was due to our acquisition of Ophir, which contributed sales to these markets totaling $46.5 million for the full year of 2012, compared with $12.1 million of sales to these markets in the remainder of 2011 following the acquisition date.  These increases were offset in part by budget constraints and uncertainty in future global defense spending levels.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market were $131.1 million, $138.8 million and $157.8 million for 2013, 2012 and 2011, respectively.  The decrease of $7.7 million, or 5.5%, in 2013 compared with 2012, and the decrease of $19.0 million, or 12.0%, in 2012 compared with 2011, were due primarily to the cyclical downturn in the semiconductor equipment industry that began in the second half of 2011 and was particularly pronounced at the end of 2012 and in the first half of 2013. The decrease in sales in 2013 compared with 2012 was offset in part by sales from new program wins with semiconductor equipment manufacturer customers.

Net sales to the life and health sciences market were $124.5 million, $132.3 million and $120.1 million for 2013, 2012 and 2011, respectively.  The decrease of $7.8 million, or 5.9%, in 2013 compared with 2012 was due primarily to decreased sales of products used for bioimaging, analytical instrumentation and surgical applications, offset in part by increased sales of three-dimensional dental scanning systems.  The increase of $12.2 million, or 10.2%, in 2012 compared with 2011 was due to our acquisitions of High Q and Ophir, which contributed sales to this market totaling $33.2 million for the full year of 2012 compared with $15.6 million of sales in the remainder of 2011 following the acquisition dates.  These increases were offset in part by decreased sales of products for analytical instrumentation and bioimaging applications.

Net sales to our industrial manufacturing and other end markets were $122.7 million, $121.7 million and $83.5 million for 2013, 2012 and 2011, respectively.  The increase of $1.0 million, or 0.8%, in 2013 compared with 2012 was due to increased sales of products used for industrial equipment manufacturing, automated assembly and automotive safety, offset by decreased sales of products used for optical metrology, graphics and laser and electro optics applications.  The increase of $38.2 million, or 45.8%, in 2012 compared with 2011 was due primarily to the acquisition of Ophir, which contributed $37.9 million in sales to these markets for the full year of 2012, and $9.0 million in sales to these markets in the remainder of 2011 following the acquisition date.  In addition, our acquisition of ILX contributed sales to these markets of $4.6 million during 2012, for which there were no comparable sales in 2011.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Year Ended			Percentage
(In thousands, except percentages)	December 28, 2013	December 29, 2012	Increase (Decrease)	Increase (Decrease)
United States	$218,298	$243,674	$(25,376)	(10.4)%
Germany	75,119	73,383	1,736	2.4
Other European countries	81,178	78,428	2,750	3.5
Japan	51,761	62,947	(11,186)	(17.8)
Other Pacific Rim countries	95,779	94,313	1,466	1.6
Rest of world	37,919	42,601	(4,682)	(11.0)
Total sales	$560,054	$595,346	$(35,292)	(5.9)%

	Year Ended
(In thousands, except percentages)	December 29, 2012	December 31, 2011	Increase	Percentage Increase
United States	$243,674	$240,736	$2,938	1.2%
Germany	73,383	61,580	11,803	19.2
Other European countries	78,428	72,957	5,471	7.5
Japan	62,947	52,971	9,976	18.8
Other Pacific Rim countries	94,313	80,731	13,582	16.8
Rest of world	42,601	36,079	6,522	18.1
Total sales	$595,346	$545,054	$50,292	9.2%

The decreases in sales to customers in the United States, Japan and other areas of the world in 2013 compared to 2012 were due to decreased sales to customers in all of our end markets in these regions, except for increases in sales to defense customers in other areas of the world and to industrial manufacturing customers in the United States.  The decreased sales in these regions in our life and health sciences end market were due primarily to lower sales of products for analytical instrumentation and bioimaging, and the decreased sales in these regions in our microelectronics market were due to the continued cyclical downturn in the semiconductor equipment industry, which was particularly pronounced at the end of 2012 and in the first half of 2013.  The decreased sales in the United States in our defense and security end markets were due primarily to decreased defense spending as a result of lower defense budgets and uncertainty in future defense spending levels.

The increases in sales to Germany and other European countries and to Pacific Rim countries other than Japan in 2013 compared with 2012 were due primarily to increased sales to customers in our life and health sciences market and industrial manufacturing and other markets, driven by increased sales of three-dimensional measurement equipment in Europe and increased sales of products used for automated assembly and industrial equipment manufacturing in China.  The increases in sales to all of these regions were offset in part by decreased sales to scientific research customers.  Sales to customers in our microelectronics end market in 2013 decreased in the Pacific Rim and in Germany but increased in other European countries, compared with 2012.  Sales to customers in our defense and security end market in 2013 increased in Germany but decreased in other European countries, compared with 2012.

The increases in sales to customers in the United States, European countries including Germany, and other areas of the world in 2012 compared with 2011 were due primarily to increased sales to defense customers and to customers in our life and health sciences and industrial manufacturing and other end markets as a result of our acquisitions of Ophir, High Q and ILX.  These increases were offset in part by decreased sales to research customers, due primarily to the budget constraints and research funding uncertainty in the United States, and to customers in our microelectronics end market, due primarily to the cyclical downturn in the semiconductor equipment industry that began in the second half of 2011.  The increase in sales to customers in Japan in 2012 compared with 2011 was due to our acquisition of Ophir and increased sales to certain microelectronics customers.  The increase in sales to customers in the other Pacific Rim countries in 2012 compared with 2011 was attributable primarily to increased sales to customers in our microelectronics end market, due in part to sales being shifted to the Pacific Rim as a result of transfers of manufacturing operations by certain OEM customers to Asia, and to increased sales to customers in our industrial manufacturing and other end markets due to our acquisition of Ophir.  Such increases in the Pacific Rim were offset in part by lower sales to customers in our life and health sciences, scientific research and defense and security end markets.  The increases in sales to customers in other areas of the world in 2012 compared with 2011 were due primarily to increased sales to defense customers as a result of the Ophir acquisition.

Gross Margin

Gross margin was 42.4%, 43.8% and 44.0% for 2013, 2012 and 2011, respectively.  The decrease in gross margin in 2013 compared with 2012 was due primarily to decreased margins in our Optics Group due to lower absorption of manufacturing overhead as a result of lower sales and production levels.  The decrease in gross margin in 2012 compared with 2011 was due primarily to increased intangible asset amortization associated with technology acquired in our recent acquisitions, and to a higher proportion of sales of lower margin products by our Optics Group.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $149.2 million, or 26.6% of net sales, $159.3 million, or 26.8% of net sales, and $140.6 million, or 25.8% of net sales, during 2013, 2012 and 2011, respectively.  The decrease in total SG&A expenses in 2013 compared with 2012 was attributable primarily to a reduction in depreciation and amortization expense of $10.3 million resulting primarily from the write-off of certain intangible assets of our former Ophir Division during the fourth quarter of 2012, and a reduction in personnel costs of $2.3 million resulting primarily from lower incentive compensation accruals, as well as headcount reductions implemented as part of our 2012 cost reduction initiative.  These reductions in SG&A were offset in part by charges associated with a facility closure and increased selling expenses due to a charge associated with a change in our sales channel.

The increase in total SG&A expenses in 2012 compared with 2011 was attributable primarily to our acquisitions of Ophir, High Q and ILX.  In 2012 compared with 2011, personnel expenses increased by $12.2 million, intangible asset amortization increased by $8.3 million, and travel expenses increased by $1.4 million, and we also experienced increases in consulting fees and utilities expenses.  Our legal fees decreased by $3.7 million in 2012 compared with the prior year period due primarily to the legal fees that we incurred in 2011 relating to our acquisitions, which did not recur in 2012.  In addition, third party commissions incurred by our other businesses decreased by $1.2 million in 2012 compared with 2011.

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

Research and Development (R&D) Expense

R&D expense totaled $52.5 million, or 9.4% of net sales, $52.7 million, or 8.8% of net sales, and $45.3 million, or 8.3% of net sales, during 2013, 2012 and 2011, respectively.  The decrease in R&D expense in absolute dollars in 2013 compared with 2012 was due primarily to refundable R&D tax credits totaling $1.3 million, offset by increased spending on new projects.  Such tax credits are recorded as a reduction in R&D expense because they are not dependent on us having taxable income.

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

Loss (Gain) on Sale of Assets and Related Costs

During 2013, we recognized a $4.7 million loss associated with the sale of our advanced packaging systems business, as we wrote down the assets held for sale to their net realizable value, as discussed in more detail under the heading “Divestiture of Advanced Packaging Systems Business” on page 40.  The sale was completed in January 2014.

In connection with the sale of our Hilger Crystals Limited subsidiary in July 2010, we were entitled to receive an additional payment of up to $0.75 million in cash if Hilger Crystals achieved certain specified revenue targets during the 18-month period following the closing date.  Based on the actual revenue level achieved by Hilger Crystals during such period, we received an additional payment of $0.2 million, which was recorded as a gain on the sale of assets in 2012.

Impairment Charges

During 2012, sales by our former Ophir Division were below the levels that we had originally forecasted at the time of our acquisition of Ophir.  In light of those sales levels and other factors, in connection with the annual evaluation of our goodwill and other intangible assets in the fourth quarter of 2012, we determined that the cash flow projections of our former Ophir Division had diminished and, therefore, the goodwill and other intangible assets associated with that division were impaired.  In addition, in connection with our annual evaluation of long-lived assets, we determined that certain fixed assets of our former Ophir Division were also impaired.  As a result, we recorded impairment charges totaling $130.9 million, consisting of $67.8 million related to goodwill, $62.6 million related to acquired intangible assets, and $0.5 million related to fixed assets.

Recovery of Note Receivable and Other Amounts

In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington.  We had previously classified this business as a discontinued operation.  Kensington failed to make certain principal, interest and rent payments due under our agreements.  The note was secured by a first-priority security interest in certain Kensington assets.  In 2008, due to uncertainty regarding the collectability of such amounts, we wrote off the note receivable and other amounts owed in full, resulting in charges totaling $7.0 million, net of amounts recovered relating to the sublease.  In 2011, we recognized $0.6 million as a recovery of amounts due from Kensington, net of certain costs, related primarily to the sale of the collateral.

Foreign Currency Translation Gain from Dissolution of Subsidiary

During 2011, we recognized a total of $7.2 million in foreign currency translation gains, which had previously been included in other comprehensive income, in connection with the dissolution of our French financing subsidiary.

Gain on Sale of Investments

We hold equity interests in privately-held corporations, which were accounted for using the cost method.  During previous years, we had reduced the carrying values of these interests to zero due to the corporations’ poor financial condition at that time.   In 2012, one of these corporations was acquired in a merger transaction and we received $5.3 million for our interest as a result of the acquisition, and another of these corporations redeemed its shares from us for $1.0 million.

Loss on Extinguishment of Debt

In 2013, we entered into a new credit agreement and terminated our prior credit agreement, as discussed in more detail under “Liquidity and Capital Resources” beginning on page 54.  In connection with terminating our prior credit agreement, we recorded a loss on extinguishment of debt of $3.4 million to write off the remaining deferred debt issuance costs associated with this agreement.  During 2011, we extinguished $114.4 million of the convertible subordinated notes that we issued in February 2007 at a weighted-average price equal to 100.5% of the principal amount of the notes, or $115.0 million.  After allocating $1.5 million to the equity component, we recorded a loss of $0.1 million on extinguishment of debt, net of unamortized fees and debt discount.  In addition, in 2011, we retired Ophir’s outstanding publicly traded bonds with a carrying value of approximately $9.1 million for $9.6 million, resulting in a loss of $0.5 million.

Interest and Other Expense, Net

Interest and other expense, net was $6.5 million, $8.6 million and $10.6 million in 2013, 2012 and 2011, respectively.  The decrease in interest and other expense, net in 2013 compared with 2012 was due primarily to a decrease in interest expense as a result of a lower average interest rate on our current revolving credit facility compared with the term loan under our prior credit agreement, and a lower average outstanding debt balance during 2013.  The decrease in interest and other expense, net in 2012 compared with 2011 was due primarily to a decrease in interest expense as a result of the repayment of our convertible subordinated notes and the lower interest expense associated with our term loan compared with our convertible notes, and to gains on derivative instruments, offset in part by foreign currency translation losses in 2012.

Income Taxes

Our effective income tax rate reflected a tax expense of 26.6% for 2013, a tax expense of (6.5)% for 2012 and a tax benefit of (57.7)% for 2011.  In 2013, our income tax rate was favorably impacted by the retroactive extension of the federal research credit for 2012, which was signed into law on January 2, 2013 and the reversal of uncertain foreign tax positions related to our Japanese and French subsidiaries, due to the expiration of the applicable audit statute of limitations.  This was offset in part by the unfavorable impact related to an adjustment to our Israeli deferred tax assets and liabilities, as a result of the adoption by the Israeli Parliament on July 30, 2013 of Budget Law 2013-2014 and the Economic Arrangements Law, which will impact the corporate tax rate applicable to our Israeli based operations effective January 1, 2014.  In 2012, we recorded a loss before income taxes as a result of the impairment charges discussed under the heading “Impairment Charges” on page 52.  Certain of these impairment charges were not deductible for tax purposes and, as such, we recorded a tax expense in 2012 notwithstanding such loss.  Also in 2012, we substantially completed a corporate reorganization related to the U.S. subsidiaries from our Ophir acquisition, which necessitated updates to the estimated state tax rates used to value our domestic deferred tax assets and liabilities, and as a result, we recognized a $1.0 million tax benefit, which offset in part our tax expense for 2012.

We had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During the fourth quarter of 2011, we achieved a cumulative three-year net income position in the United States, and we expected to achieve future profitability.  Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that our net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets.  Accordingly, we recorded a reduction in our valuation allowance of $41.7 million, representing substantially all of the valuation allowance against our U.S. deferred tax assets and resulting in a tax benefit in 2011.  During 2012, we released $1.8 million of our remaining valuation allowance related to certain domestic deferred tax assets due to the recovery of certain investments and capital loss carryovers.  Also during 2012, after evaluating all positive and negative facts, we determined that it was not more likely than not that we would realize certain deferred tax assets associated with our former Ophir Division.  Therefore, we recorded a valuation allowance of $1.9 million, substantially all of which was applicable to our Optical Metrology Ltd.

subsidiary based in Jerusalem, Israel.  In 2013, we reduced the valuation allowance by $0.8 million due primarily to Optical Metrology Ltd. qualifying for the beneficial tax rate of 0% on a portion of its earnings, which necessitated an adjustment to the underlying deferred tax assets and a corresponding adjustment to the valuation allowance.  As of December 28, 2013, we maintained a valuation allowance on domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets of $2.3 million.

As of December 28, 2013, we had $17.4 million of gross unrecognized tax benefits and a total of $14.4 million of net unrecognized tax benefits, which, if recognized, would affect our effective tax rate.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  Interest and penalties related to unrecognized tax benefits were not significant as of December 28, 2013.  We do not anticipate that the balance of unrecognized tax benefits will change significantly over the next twelve months.

During 2013, we quantified the potential tax benefits associated with the Extraterritorial Income exclusion (ETI), which was effective for tax years 2001 to 2006.  Due to our history of losses during that period, it was not previously practical or cost efficient to pursue the estimated benefit.  During 2013, we determined that after tax ETI benefits of $1.2 million were available.  However, due to various factors, it was determined that this tax position did not meet the more-likely-than-not standard and, accordingly, the full amount has been added as an unrecognized tax benefit.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to $64.2 million as of December 28, 2013 from $100.4 million as of December 29, 2012.  This decrease was attributable primarily to cash used for net repayments of debt and purchases of property and equipment, offset in part by cash provided by our operating activities and proceeds from the issuance of common stock under employee stock plans.

Net cash provided by our operating activities of $63.9 million for the year ended December 28, 2013 was attributable primarily to cash provided by our results of operations, an increase of $6.2 million in accrued expenses related primarily to increases in tax accruals and a decrease of $3.3 million in prepaid expenses and other assets due primarily to the timing of certain payments, offset in part by an increase in accounts receivable of $9.2 million due to the timing of receipts.

Net cash used in investing activities of $14.7 million for the year ended December 28, 2013 was attributable primarily to purchases of property and equipment of $16.3 million.

Net cash used in financing activities of $85.2 million for the year ended December 28, 2013 was attributable primarily to net repayments of borrowings of $94.0 million, which consisted primarily of principal payments on the term loan under our previous credit facility and payments on our New Credit Facility (as defined on page 55), payments of $1.5 million in debt issuance costs associated with our New Credit Facility and payments of $2.0 million in connection with the cancellation of restricted stock units for taxes owed by employees upon the vesting of restricted stock units issued under our stock incentive plans.  These payments were offset in part by proceeds of $8.3 million from the issuance of common stock under employee stock plans and an excess tax benefit of $4.0 million related to stock-based compensation.

As of December 28, 2013, we had cash and cash equivalents of $53.7 million, restricted cash of $2.3 million and marketable securities of $8.2 million.  Substantially all of our marketable securities are currently invested in certificates of deposit or Euro Over Night Index Average (Eonia) securities.  Our senior financial management and our Board of Directors periodically review our marketable securities to determine the appropriate investment strategy.  We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures, debt payment requirements and other contractual obligations, and changes in interest rates.

A substantial portion of our cash and cash equivalents, restricted cash and marketable securities is held outside the United States and relates to undistributed earnings of certain of our foreign subsidiaries that are considered to be indefinitely reinvested.  We currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents, restricted cash and/or marketable securities held in the United States, together with our cash flows from U.S. operations and the borrowing capacity under our New Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures for at least the next twelve months and thereafter for the foreseeable future.  Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

In October 2011, we entered into a credit agreement with certain lenders.  Such credit agreement and the related security agreement provided for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.

On July 18, 2013, we entered into a new credit agreement with certain lenders (New Credit Agreement), which replaced the prior credit agreement.  The New Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (New Credit Facility).  The New Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the New Credit Agreement.  Concurrently with the closing of the New Credit Agreement, we terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the New Credit Facility together with a portion of our then-existing cash balances.

At December 28, 2013, the outstanding balance under the New Credit Facility was $83.0 million.  The interest rate per annum applicable to amounts outstanding under the New Credit Facility is, at our option, either (a) the base rate as defined in the New Credit Agreement (Base Rate) plus an applicable margin, or (b) the Eurodollar Rate as defined in the New Credit Agreement (Eurodollar Rate) plus an applicable margin.  A commitment fee is payable on the unused portion of the New Credit Facility.  The margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the New Credit Facility, and the commitment fee, are adjusted periodically based on our consolidated leverage ratio, as calculated pursuant to the New Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.  As of December 28, 2013, the interest rate per annum applicable to amounts outstanding under the New Credit Facility was 1.94%, and the commitment fee on the unused portion of the New Credit Facility was 0.30%.

Our obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our U.S. subsidiaries, which are guarantors under the New Credit Agreement, as well as by a pledge of certain shares of our international subsidiaries.  Our ability to borrow funds under the New Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the New Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the New Credit Agreement) for the preceding four fiscal quarters.  At December 28, 2013, based on our Consolidated Adjusted EBITDA, the $83.0 million borrowed under the New Credit Facility, additional indebtedness (including capital leases) of $6.3 million and outstanding letters of credit of $2.6 million, we had approximately $112.5 million available for additional borrowing under the New Credit Facility.

During 2011, we issued 200 million Japanese yen ($1.9 million at December 28, 2013) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in the current portion of long-term debt in short-term borrowings in the accompanying consolidated balance sheets as of December 28, 2013.

At December 28, 2013, we had (i) revolving lines of credit with Japanese banks; (ii) agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) loans with Japanese banks; and (iv) loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$0.7	$1.0	1.16% to 2.20%	No expiration dates
Japanese agreements for sale of receivables	0.6	4.6	1.475%	No expiration dates
Japanese loans	0.2	—	1.25% to 1.30%	Various dates through November 2016
Israeli loans	2.2	—	2.97% to 3.28%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during 2013, 2012 or 2011.  As of December 28, 2013, 3.9 million shares remained available for purchase under the program.  The terms of the New Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.

We expect to use $16 million to $20 million of cash for capital expenditures during 2014.

We believe our current working capital position, together with our expected future cash flows from operations will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  However, this belief is based upon many assumptions and is subject to numerous risks (see “Risk Factors” on pages 18-32), and there can be no assurance that we will not require additional funding in the future.

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

Our long-term debt, capital and operating lease obligations, purchase obligations and pension benefit obligations at December 28, 2013 were as follows:

	Payments due by period
	Less than	1-3	3-5	More than
(In thousands)	1 year	years	years	5 years	Total
Debt obligations	$4,861	$646	$83,000	$—	$88,507
Capital lease obligations	184	365	184	—	733
Operating lease obligations	10,370	15,960	13,886	14,948	55,164
Purchase obligations	4,030	3,061	—	—	7,091
Pension benefits	1,671	3,906	2,390	22,939	30,906
	$21,116	$23,938	$99,460	$37,887	$182,401

Our gross unrecognized tax benefits at December 28, 2013 were $17.4 million.  However, we are not able to provide a detailed estimate of the timing of payments related to our gross unrecognized tax benefits due to the uncertainty of when the related tax settlements are due.  We do not anticipate that our unrecognized tax benefits will change significantly over the next twelve months.

New Accounting Standards

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies the guidance in Topics 810 and 830.  Topic 810 requires companies to deconsolidate a subsidiary or derecognize a group of assets if the parent ceases to hold a controlling financial interest in that subsidiary or group of assets.  Upon the loss of a controlling financial interest, the parent would recognize the cumulative translation adjustment in net income.  The guidance in Topic 810 does not distinguish between a sale or transfer of an investment in a foreign entity and a sale or transfer of a subsidiary or group of assets within a foreign entity.  Topic 830 requires the release of the cumulative translation adjustment into net income if a sale or transfer represented a complete or substantially complete liquidation of an investment in a foreign entity.  ASU No. 2013-05 clarifies that companies that cease to have a controlling financial interest in a subsidiary or group of assets within a foreign subsidiary should release the cumulative translation adjustment into net income if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU No. 2013-05 has become effective for fiscal years beginning after December 15, 2013.  The adoption of ASU No. 2013-05 has not had a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit.  ASU No. 2013-11 requires unrecognized tax benefits to be presented as a reduction to a deferred tax asset, except that, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, then the unrecognized tax benefit should be presented as a liability.  ASU No. 2013-11 has become effective for fiscal years and interim periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 has not had a material impact on our financial position or results of operations.

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

We use foreign currency option and forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  These derivative instruments are used as an economic hedge.  However, we have not elected hedge accounting treatment and therefore, all changes in value of these derivative instruments are reflected in interest and other expense, net in our consolidated statements of operations and comprehensive income (loss).  We do not engage in currency speculation.  All of our foreign currency option and forward exchange contracts are entered into to reduce the volatility of earnings, primarily related to Israeli Shekel based expenses.  If the counterparties to these contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

As currency exchange rates change, translation of the statements of operations and comprehensive income (loss) of international operations into U.S. dollars affects the year-over-year comparability of operating results.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.  Changes in currency exchange rates that would have the largest impact on translating our future international operating income include the euro and Japanese yen.

The following table provides information about our foreign currency derivative financial instruments outstanding as of December 28, 2013.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	December 28, 2013
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$6,288	3.77
Israeli Shekel - put options	(6,536)	3.63
	$(248)
Fair value	$259

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $64.2 million at December 28, 2013, are sensitive to changes in the general level of interest rates.  In addition, assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of December 28, 2013:

	Expected Maturity Date
(US$ equivalent in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$1,600	$600	$—	$—	$—	$—	$2,200	$2,173
Weighted average interest rate	3.16%	2.97%	0.00%	0.00%	0.00%	0.00%	3.11%
Variable rate (US$)	$—	$—	$—	$—	$83,000	$—	$83,000	$82,020
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	1.94%	0.00%	1.94%
Fixed rate (non-US$)	$2,646	$27	$19	$—	$—	$—	$2,692	$2,701
Weighted average interest rate	0.81%	2.04%	1.25%	0.00%	0.00%	0.00%	0.83%
Variable rate (non-US$)	$615	$—	$—	$—	$—	$—	$615	$615
Weighted average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%
Total debt obligations	$4,861	$627	$19	$—	$83,000	$—	$88,507	$87,509
Weighted average interest rate	1.67%	2.93%	1.25%	0.00%	1.94%	0.00%	1.93%

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of December 28, 2013.  In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of December 28, 2013.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended December 28, 2013, has issued a report of independent registered public accounting firm on our internal control over financial reporting.  Such report of independent registered public accounting firm is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2013 of the Company and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule based on our audit.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 13, 2014

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 28, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders, which is expected to be held on May 20, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 28, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders, which is expected to be held on May 20, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 28, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders, which is expected to be held on May 20, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 28, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders, which is expected to be held on May 20, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of December 28, 2013 and delivered to stockholders in connection with our 2014 Annual Meeting of Stockholders, which is expected to be held on May 20, 2014.

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

Exhibit Number	Description of Exhibit
10.5*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

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

Exhibit Number	Description of Exhibit
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

10.25

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

10.26

Amendment No. 1, dated as of December 20, 2013, to Credit Agreement dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.27

Security and Pledge Agreement, dated as of July 18, 2013, among Newport Corporation, the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.28

Guaranty, dated as of July 18, 2013, among the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page).

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*           This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2014.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014
Robert J. Phillippy

/s/ Charles F. Cargile	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2014
Charles F. Cargile

/s/ Cary M. Okawa	Vice President and Corporate Controller	March 13, 2014
Cary M. Okawa

Director
Christopher Cox

/s/ Oleg Khaykin	Director	March 13, 2014
Oleg Khaykin

/s/ Michael T. O’Neill	Director	March 13, 2014
Michael T. O’Neill

/s/ C. Kumar N. Patel	Director	March 13, 2014
C. Kumar N. Patel

/s/ Kenneth F. Potashner	Director	March 13, 2014
Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 13, 2014
Peter J. Simone

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Newport Corporation and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011.  Our audits also included the financial statement schedule listed in Item 15(a).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.  We did not audit the 2011 consolidated financial statements of Ophir Optronics Ltd. (“Ophir”), a subsidiary, whose financial statements constituted 5% of the Company’s consolidated net sales for the year ended December 31, 2011.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to such amounts included for Ophir, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, based on our audits and the report of the other auditors such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 13, 2014

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

NEWPORT CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Net sales	$560,054	$595,346	$545,054
Cost of sales	322,341	334,758	305,325
Gross profit	237,713	260,588	239,729

Selling, general and administrative expenses	149,183	159,347	140,636
Research and development expense	52,524	52,714	45,270
Loss (gain) on sale of assets and related costs	4,725	(166)	—
Impairment charge	—	130,853	—
Operating income (loss)	31,281	(82,160)	53,823

Recovery of note receivable and other amounts related to previously discontinued operations, net	—	—	619
Foreign currency translation gain from dissolution of subsidiary	—	—	7,198
Gain on sale of investments	—	6,248	—
Loss on extinguishment of debt	(3,355)	—	(582)
Interest and other expense, net	(6,490)	(8,559)	(10,550)
Income (loss) before income taxes	21,436	(84,471)	50,508

Income tax provision (benefit)	5,698	5,479	(29,154)
Net income (loss)	15,738	(89,950)	79,662
Net income (loss) attributable to non-controlling interests	137	(527)	(46)
Net income (loss) attributable to Newport Corporation	$15,601	$(89,423)	$79,708

Net income (loss)	$15,738	$(89,950)	$79,662
Other comprehensive income (loss)
Foreign currency translation gains (losses)	2,159	1,169	(10,222)
Unrecognized net pension gains (losses), net of tax	849	(2,243)	551
Unrealized gains (losses) on marketable securities, net of tax	208	48	(365)
Comprehensive income (loss)	$18,954	$(90,976)	$69,626

Comprehensive income (loss) attributable to non-controlling interests	$23	$(593)	$(57)
Comprehensive income (loss) attributable to Newport Corporation	18,931	(90,383)	69,683
Comprehensive income (loss)	$18,954	$(90,976)	$69,626

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.40	$(2.35)	$2.13
Diluted	$0.39	$(2.35)	$2.06

Shares used in the computation of net income (loss) per share:
Basic	39,010	38,133	37,407
Diluted	39,558	38,133	38,673

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 28,	December 29,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$53,710	$88,767
Restricted cash	2,305	3,107
Marketable securities	8,219	8,498
Accounts receivable, net of allowance for doubtful accounts of $1,441 and $1,548 as of December 28, 2013 and December 29, 2012, respectively	96,388	89,445
Inventories	103,383	108,728
Deferred income taxes, net	22,437	19,872
Prepaid expenses and other current assets	14,769	19,263
Total current assets	301,211	337,680

Property and equipment, net	80,516	82,843
Goodwill	78,801	79,586
Deferred income taxes, net	4,474	5,646
Intangible assets, net	67,342	77,446
Investments and other assets	32,885	37,760
	$565,229	$620,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,861	$32,985
Accounts payable	31,714	31,061
Accrued payroll and related expenses	31,015	29,096
Accrued expenses and other current liabilities	35,341	34,696
Total current liabilities	102,931	127,838

Long-term debt	83,646	150,758
Pension liabilities	27,093	27,764
Deferred income taxes and other liabilities	23,182	23,783

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,394,196 and 38,402,291 shares issued and outstanding as of December 28, 2013 and December 29, 2012, respectively	4,598	4,481
Capital in excess of par value	459,562	441,074
Accumulated other comprehensive loss	(3,619)	(6,949)
Accumulated deficit	(133,573)	(149,174)
Total stockholders’ equity of Newport Corporation	326,968	289,432
Non-controlling interests	1,409	1,386
Total stockholders’ equity	328,377	290,818
	$565,229	$620,961

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,738	$(89,950)	$79,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,478	39,632	23,999
Amortization of discount on convertible subordinated notes	—	12	3,891
Commitment fee on bridge loan	—	—	500
Recovery of amounts related to previously discontinued operations	—	—	(619)
Foreign currency translation gain	—	—	(7,198)
Impairment charge	—	130,853	—
Excess tax benefits from stock-based compensation	(3,972)	(655)	—
Deferred income taxes, net	(4,204)	353	(29,895)
Provision for losses on inventories	7,160	5,499	3,953
Stock-based compensation expense	9,173	8,369	6,201
Provision for doubtful accounts, net	404	390	358
Loss (gain) on sale of assets	4,725	(6,414)	—
Loss on disposal of property and equipment	535	470	1,011
Loss on extinguishment of debt	3,355	—	582
Increase (decrease) in cash due to change, net of acquisitions and divestitures:
Accounts receivable	(9,155)	8,727	6,175
Inventories	(1,502)	(1,850)	635
Prepaid expenses and other assets	3,346	(1,863)	2,386
Accounts payable	321	4	(10,805)
Accrued payroll and related expenses	1,208	(8,208)	(2,755)
Accrued expenses and other liabilities	6,240	(3,920)	(2,790)
Net cash provided by operating activities	63,850	81,449	75,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,319)	(11,529)	(13,513)
Restricted cash	843	9,286	(12,367)
Proceeds from sale of assets	—	6,373	—
Recovery of amounts related to previously discontinued operations	—	—	619
Purchase of marketable securities	(5,264)	(6,694)	(102,125)
Proceeds from the sale and maturity of marketable securities	6,068	3,039	206,802
Acquisition of businesses, net of cash acquired	—	(11,439)	(233,696)
Net cash used in investing activities	(14,672)	(10,964)	(154,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	120,000	—	187,934
Debt issuance costs	(1,484)	—	(6,658)
Repayment of long-term debt	(210,356)	(20,148)	(5,409)
Proceeds from short term borrowings	5,121	6,197	24,078
Repayment of short term borrowings	(8,733)	(24,686)	(155,459)
Proceeds from the issuance of common stock under employee plans	8,293	3,599	3,488
Tax withholding payment related to net share settlement of equity awards	(1,994)	(3,066)	(3,448)
Excess tax benefits from stock-based compensation	3,972	655	364
Net cash (used in) provided by financing activities	(85,181)	(37,449)	44,890
Impact of foreign exchange rate changes on cash balances	946	30	(1,192)
Net (decrease) increase in cash and cash equivalents	(35,057)	33,066	(35,291)
Cash and cash equivalents at beginning of year	88,767	55,701	90,992
Cash and cash equivalents at end of year	$53,710	$88,767	$55,701

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$4,956	$6,129	$6,687
Cash paid during the year for income taxes, net	$4,398	$6,918	$2,150
Property and equipment accrued in accounts payable at year end	$108	$489	$525

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of	Accumulated other comprehensive	Accumulated	Newport Corporation stockholders’	Non- controlling	Total stockholders’
	Shares	Amount	par value	income	deficit	equity	interests	equity
January 1, 2011	36,909	$4,307	$426,575	$4,036	$(139,459)	$295,459	$—	$295,459
Net income (loss)	—	—	—	—	79,708	79,708	(46)	79,662
Other comprehensive loss	—	—	—	(10,025)	—	(10,025)	(11)	(10,036)
Non-controlling interests in companies acquired	—	—	—	—	—	—	2,076	2,076
Issuance of common stock under employee plans	936	110	3,378	—	—	3,488	—	3,488
Tax withholding payment related to net share settlement of equity awards	(211)	(25)	(3,423)	—	—	(3,448)	—	(3,448)
Extinguishment of equity component of long-term debt	—	—	(1,489)	—	—	(1,489)	—	(1,489)
Stock-based compensation expense	—	—	6,201	—	—	6,201	—	6,201
Tax benefits from stock-based compensation, net	—	—	364	—	—	364	—	364
December 31, 2011	37,634	4,392	431,606	(5,989)	(59,751)	370,258	2,019	$372,277
Net loss	—	—	—	—	(89,423)	(89,423)	(527)	(89,950)
Other comprehensive loss	—	—	—	(960)	—	(960)	(66)	(1,026)
Issuance of common stock under employee plans	948	111	3,488	—	—	3,599	—	3,599
Purchase from non-controlling interest shareholder	—	—	—	—	—	—	(40)	(40)
Tax withholding payment related to net share settlement of equity awards	(180)	(22)	(3,044)	—	—	(3,066)	—	(3,066)
Stock-based compensation expense	—	—	8,369	—	—	8,369	—	8,369
Tax benefits from stock-based compensation, net	—	—	655	—	—	655	—	655
December 29, 2012	38,402	4,481	441,074	(6,949)	(149,174)	289,432	1,386	290,818
Net income	—	—	—	—	15,601	15,601	137	15,738
Other comprehensive income (loss)	—	—	—	3,330	—	3,330	(114)	3,216
Issuance of common stock under employee plans	1,110	131	8,162	—	—	8,293	—	8,293
Deferral of vested restricted stock units	—	—	(561)	—	—	(561)	—	(561)
Tax withholding payment related to net share settlement of equity awards	(118)	(14)	(1,980)	—	—	(1,994)	—	(1,994)
Stock-based compensation expense	—	—	9,173	—	—	9,173	—	9,173
Tax benefits from stock-based compensation, net	—	—	3,694	—	—	3,694	—	3,694
December 28, 2013	39,394	$4,598	$459,562	$(3,619)	$(133,573)	$326,968	$1,409	$328,377

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation, including its subsidiaries (collectively, the Company), is a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems and three-dimensional non-contact measurement equipment.  The Company’s products are used worldwide in a variety of industries including scientific research, defense and security, microelectronics, life and health sciences and industrial markets.  Prior to 2013, the Company operated within three distinct business segments: its Lasers Division, its Photonics and Precision Technologies (PPT) Division and its Ophir Division.  In January 2013, the Company reorganized its operations to create three new operating groups: its Photonics Group, its Lasers Group and its Optics Group, which represent the Company’s reportable segments commencing in 2013.  The information related to the Company’s reportable segments for the years 2011 and 2012, which is included in the accompanying financial statements, has been restated to conform to these new reportable segments.  All of these groups offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of the Company’s targeted end markets.

Basis of Presentation

The accompanying financial statements include the accounts of Newport Corporation and its wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

The Company uses a 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013, fiscal year 2012 (referred to herein as 2012) ended December 29, 2012 and fiscal year 2011 (referred to herein as 2011) ended December 31, 2011.  Each of these fiscal years consisted of 52 weeks.

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

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The Company does not engage in currency speculation; however, the Company uses forward exchange contracts and foreign currency option contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  The Company has not elected hedge accounting treatment and, accordingly, changes in fair values are reported in the consolidated statements of operations and comprehensive income (loss).  The forward exchange contracts and foreign currency option contracts generally result in the Company paying or receiving net amounts, based on the change in foreign currency rates

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

between inception of the contracts and maturity of the contracts.  If the counterparties to the contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations.  Changes in fair values and transaction gains and losses are included in interest and other expense, net in the results of operations.  Such amounts were not material for 2013, 2012 or 2011.

Cash and Cash Equivalents and Marketable Securities

The Company considers cash and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities.  All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive income (loss) unless the Company determines there is an other-than-temporary impairment, in which case the loss is recorded in the consolidated statements of operations and comprehensive income (loss).

Restricted Cash

The Company has certain agreements, which require it to maintain specified cash balances as collateral.  Such amounts have been classified as restricted cash.

Accounts Receivable

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign exchange contracts and accounts receivable.  The Company maintains cash and cash equivalents with and purchases its foreign exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution.  Substantially all of the Company’s marketable securities are currently invested in Euro Over Night Index Average (Eonia) securities or certificates of deposit.  The Company’s senior financial management and the Company’s Board of Directors periodically review the marketable securities to determine the appropriate investment strategy.

The Company’s customers are concentrated in the scientific research, defense and security, microelectronics, life and health sciences and industrial markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets.  Receivables from the Company’s customers are generally unsecured.  To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition.  For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

The Company accounts for its Israeli pension plans using the shut-down method of accounting.  Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis.  In addition, the assets and liabilities of the plans are accounted for on a gross basis.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out (FIFO) basis) or fair market value and include materials, labor and manufacturing overhead.  Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories, and inventories that the Company expects to hold for longer than one year are included in investments and other assets.  The Company writes down excess and obsolete inventory to net realizable value.  Once the Company writes down the carrying value of inventory, a new cost basis is established, and the Company does not increase the newly established cost basis based on subsequent changes in facts and circumstances.  In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels.  The Company records any amounts required to reduce the carrying value of inventory to net realizable value as a charge to cost of sales.

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

Capitalized Software Costs

All direct costs related to developing internal use software during the application development stage are capitalized and amortized using the straight-line method over the estimated useful lives of the assets.  Costs incurred in the preliminary project stage, maintenance costs and training costs are expensed as incurred.

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

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets.  Under Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets.  The Company performs the annual impairment test as of the beginning of the fourth quarter of each year.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required.  Under step two, the implied fair value of

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill.  The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit.  For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification.

Fair value of the Company’s reporting units is determined using a combination of a comparative company analysis and a discounted cash flow analysis.  The comparative company analysis establishes fair value by applying market multiples to the Company’s revenue and earnings before interest, income taxes, depreciation and amortization.  Such multiples are determined by comparing the Company’s reporting units with other publicly traded companies within the respective industries that have similar economic characteristics.  In addition, a control premium is added to reflect the value an investor would pay to obtain a controlling interest, which is consistent with the median control premium for transactions in those industries in which the Company does business.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit and applying a terminal growth rate.  The present value of estimated discounted future cash flows is determined using the Company’s estimates of revenue and costs for the reporting units, using a combination of historical results, industry data and competitor data, as well as appropriate discount rates.  The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit.  See Note 5 for an explanation of impairment charges recorded during 2012.  There were no impairment charges in 2013 or 2011.

Long-Lived Assets

The Company assesses the impairment of long-lived assets, other than goodwill and other indefinite-lived intangible assets, to determine if their carrying value may not be recoverable.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets.  Changes in the Company’s strategic plan and/or other-than-temporary changes in market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.  Long-lived assets are evaluated for impairment at least annually, as well as whenever an event or change in circumstances has occurred that could have a significant adverse effect on the fair value of long-lived assets.  In the fourth quarter of 2012, in connection with the Company’s annual evaluation of long-lived assets, it determined that certain assets of its former Ophir Division (which are now a part of the Company’s Photonics Group) were impaired.  Accordingly, the Company recorded an impairment charge of $0.5 million related to fixed assets.  There were no impairment charges during 2013 or 2011.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

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

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.  Title to and risk of loss of products generally pass to the customer upon delivery, but in certain cases pass upon acceptance.  The Company recognizes revenue and related costs for arrangements with multiple deliverables, such as equipment and installation, as each element is delivered or completed based upon its relative selling price, determined based upon the price that would be charged on a standalone basis.  If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation.  Revenue for extended service contracts is recognized over the related contract periods.  Revenue for programs involving design and development services and delivery of product prototypes and/or other deliverables is recognized upon the completion of specified milestones, or over the term of the program based upon the percentage of completion of the program, depending on the terms of the associated contract.  Certain sales to international customers are made through third-party distributors and revenue is recognized upon the sale to the distributor.  A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.  Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses.  Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Advertising

The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used.  Capitalized catalog costs were not material at December 28, 2013 and December 29, 2012.  Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.2 million, $3.9 million and $4.2 million for 2013, 2012 and 2011, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred.  Shipping and handling costs of $4.7 million, $5.2 million and $5.0 million are included in selling, general and administrative expenses for 2013, 2012 and 2011, respectively.

Research and Development

All research and development costs are expensed as incurred.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Non-Controlling Interests

In October 2011, the Company acquired Ophir Optronics Ltd. (Ophir), as discussed in Note 2.  As of December 28, 2013, Ophir’s subsidiaries, Ophir Japan, Ltd. in Japan, Ophir Optronics GmbH in Germany, and Optical Metrology Ltd. in Israel, had non-controlling interest holders of 33.3%, 25% and 14.1%, respectively.  Earnings (losses) attributable to the non-controlling interests are separately identified in the Company’s consolidated financial statements.

During the first quarter of 2014, Ophir purchased all shares owned by the holders of the non-controlling interests in Optical Metrology Ltd for $0.9 million.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts, and the tax bases of existing assets and liabilities as well as operating loss and tax credit carryforwards.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

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

A substantial portion of the Company’s restricted stock unit awards vest based upon the achievement of one or more financial performance thresholds established by the Compensation Committee of the Company’s Board of Directors.  Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if and to the extent that such performance thresholds are met, the awards vest in equal one-third (1/3) annual installments.  Until the Company has determined that performance thresholds have been met, the amount of expense that the Company records relating to performance-based awards is estimated based on the likelihood of achieving the performance

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

thresholds.  The amount of expense recorded by the Company is also based on estimated forfeitures.  The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance thresholds in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies the guidance in Topics 810 and 830.  Topic 810 requires companies to deconsolidate a subsidiary or derecognize a group of assets if the parent ceases to hold a controlling financial interest in that subsidiary or group of assets.  Upon the loss of a controlling financial interest, the parent would recognize the cumulative translation adjustment in net income.  The guidance in Topic 810 does not distinguish between a sale or transfer of an investment in a foreign entity and a sale or transfer of a subsidiary or group of assets within a foreign entity.  Topic 830 requires the release of the cumulative translation adjustment into net income if a sale or transfer represented a complete or substantially complete liquidation of an investment in a foreign entity.  ASU No. 2013-05 clarifies that companies that cease to have a controlling financial interest in a subsidiary or group of assets within a foreign subsidiary should release the cumulative translation adjustment into net income if the sale or transfer results in a complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU No. 2013-05 has become effective for fiscal years beginning after December 15, 2013.  The adoption of ASU No. 2013-05 has not had a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit.  ASU No. 2013-11 requires unrecognized tax benefits to be presented as a reduction to a deferred tax asset, except that, if a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, then the unrecognized tax benefit should be presented as a liability.  ASU No. 2013-11 has become effective for fiscal years and interim periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 has not had a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

NOTE 2                         ACQUISITIONS AND DIVESTITURES

Divestiture of Advanced Packaging Systems Business

During the third quarter of 2013, the Company developed a plan to sell its advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, the Company considered the assets and liabilities of this business as held for sale as of December 28, 2013.  The Company completed the sale of this business in January 2014 for a price of $6.0 million, consisting of $5.35 million in cash and an unsecured note receivable of $0.65 million.  The Company incurred $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, the Company wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  The net sales, operating income and cash flows of this business were not significant to the operations of the Company.

Acquisition of Vistek Assets

On October 10, 2012, the Company acquired substantially all of the assets of Advanced Vibration Technologies, Inc., a corporation doing business under the trade name of Vistek (Vistek), for a purchase price of $2.5 million.  The purchase price was paid in cash at closing, of which $0.25 million was deposited at closing into escrow until October 10, 2013, to secure certain indemnification obligations of Vistek and its sole shareholder under the asset purchase agreement.  The full amount of the escrow deposit was released to the seller upon the expiration of the escrow.  The Company incurred $49 thousand in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded the Company’s vibration control and isolation product offerings.  The results of the Vistek business are included in the results of the Company’s Photonics Group (previously part of the Company’s PPT Division).

Acquisition of ILX

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of a wholly owned subsidiary of the Company with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  The full amount of the escrow deposit was released to the ILX securityholders upon the expiration of the escrow.  The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded the Company’s optical power meter, laser diode instrumentation and fiber optic source product offerings, and added laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio.  The results of ILX are included in the results of the Company’s Photonics Group (previously part of the Company’s PPT Division).

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

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

The goodwill related to the Company’s acquisitions of ILX and Vistek had originally been allocated to the Company’s former PPT Division.  However, as a result of the reorganization of the Company’s operating segments, as discussed in Notes 1 and 15, the goodwill allocated to the Company’s former PPT Division has been reallocated to its Photonics and Optics Groups.  See Note 5 for additional detail regarding this reallocation.  The goodwill related to the Company’s acquisition of ILX is not deductible for tax purposes, as the transaction was a merger.  The goodwill related to the Company’s acquisition of the Vistek business is deductible for tax purposes, as the transaction was an asset purchase.

Acquisition of Opticoat Assets

On December 29, 2011, the Company acquired substantially all of the assets of Opticoat SRL (Opticoat) for a purchase price of $3.0 million in cash, of which $2.0 million was paid upon the closing and $1.0 million was held back to secure certain obligations of Opticoat under the acquisition agreement.  The Company paid $0.85 million in 2012 and the remaining $0.15 million in 2013.  The present value of these payments was determined to be $2.9 million.  The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  This acquisition provided the Company with additional low-cost manufacturing capacity in the areas of precision optical components and coatings.

Acquisition of Ophir

On October 4, 2011, the Company acquired all of the outstanding capital stock of Ophir for $242.3 million in cash, of which $242.1 million was allocated to the purchase price and $0.2 million was allocated to the fair value of unearned compensation related to unvested stock options.  The Company funded the purchase price with a combination of $162.8 million of cash on hand and $79.5 million of the net proceeds received from the senior secured credit facility obtained by the Company in October 2011.  After considering the cash held by Ophir as of the closing date, the net cash used by the Company for this transaction was $219.2 million.  The Company incurred $4.7 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  This

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

acquisition added Ophir’s precision infrared optics, laser measurement instrumentation and three-dimensional non-contact measurement sensors and equipment to the Company’s product offerings.

Acquisition of High Q

On July 29, 2011, the Company acquired all of the capital stock of High Q Technologies GmbH (High Q).  The total purchase price was $18.5 million, consisting of an initial purchase price of $17.2 million, $2.9 million of which was deposited into escrow until December 31, 2013 to secure representations and warranties made by the sellers, and a subsequent payment of $1.3 million, which was paid to the sellers based on a calculation of High Q’s net assets at closing.  The full amount of the escrow deposit was released to the sellers upon the expiration of the escrow.  After considering the cash held by High Q as of the closing date, the net cash used by the Company for this transaction was $12.5 million.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  This acquisition broadened the Company’s ultrafast laser capabilities, particularly for applications in the life and health sciences and industrial markets, and expanded the Company’s presence in European laser markets.

Prior to the closing of the acquisition, High Q sold the building that houses its corporate headquarters and its operations to a company established by the then-largest shareholder of High Q for €3.5 million, and leased the building from the purchaser for a period of at least ten years.  High Q financed the purchase price of the building pursuant to a loan agreement with the purchaser that is secured by a mortgage on the building in favor of High Q.  Such loan will be repaid over ten years and accrues interest at an annual rate of 2.0%.  The principal balance of the loan was €3.1 million ($4.2 million) as of December 28, 2013.  As of December 28, 2013, the current portion of the loan was $0.3 million and is included in prepaid expenses and other current assets and the long-term portion of the loan was $3.9 million and is included in investments and other assets.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

For the Company’s Ophir and Opticoat acquisitions, goodwill had been allocated to the Company’s former Ophir Division.  However, in 2012, the Company determined that such goodwill was impaired, as discussed below and in Note 5.  For the Company’s High Q acquisition, goodwill has been allocated to the Company’s Lasers Group, a portion of which will be deductible for Austrian tax purposes.

In 2012, the Company determined that goodwill and other assets related to its former Ophir Division were impaired and recorded impairment charges of $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.  See Note 5 for additional information.

NOTE 3                         MARKETABLE SECURITIES

The Company’s portfolio of marketable securities was as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Money market funds	$8,052	$4,244
Certificates of deposit	167	4,254
	$8,219	$8,498

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 28, 2013 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Money market funds	$8,052	$91	$—
Certificates of deposit	167	—	—
	$8,219	$91	$—

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 29, 2012 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Money market funds	$4,244	$86	$—
Certificates of deposit	4,254	—	—
	$8,498	$86	$—

The Company’s certificates of deposit mature within one year.  Money market funds do not have a maturity date.

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Gross realized gains	$—	$—	$69
Gross realized losses	—	—	—
	$—	$—	$69

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

NOTE 4                         SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Raw materials and purchased parts	$61,819	$65,766
Work in process	19,577	18,075
Finished goods	21,987	24,887
	$103,383	$108,728

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Raw materials and purchased parts	$1,850	$4,149
Finished goods	4,489	4,926
	$6,339	$9,075

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Land	$3,372	$3,456
Buildings	11,177	10,377
Leasehold improvements	37,512	37,591
Machinery and equipment	96,410	86,816
Office equipment	50,641	46,626
	199,112	184,866
Less accumulated depreciation and amortization	(118,596)	(102,023)
	$80,516	$82,843

Depreciation expense, including the amortization of assets under capital leases, totaled $17.2 million, $18.2 million and $13.2 million for 2013, 2012 and 2011, respectively.  At December 28, 2013 and December 29, 2012, assets under capital leases were $0.9 million and $1.0 million, net of accumulated amortization of $1.8 million and $1.6 million, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Accrued Warranty Obligations

Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

The activity in accrued warranty obligations was as follows:

	Year Ended
	December 28,	December 29,
(In thousands)	2013	2012
Balance at beginning of year	$3,528	$4,466
Additions charged to cost of sales	2,416	2,674
Additions from acquisitions	—	21
Warranty claims	(2,659)	(3,633)
Balance at end of year	$3,285	$3,528

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Deferred revenue	$13,609	$11,561
Deferred lease liability	5,448	5,445
Accrued and deferred taxes	3,130	3,866
Short-term accrued warranty obligations	3,093	3,421
Other	10,061	10,403
	$35,341	$34,696

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	December 28,	December 29,
(In thousands)	2013	2012
Cumulative foreign currency translation losses	$(2,296)	$(4,569)
Unrecognized net pension losses, net of tax	(2,399)	(3,248)
Unrealized gains on marketable securities, net of tax	1,076	868
	$(3,619)	$(6,949)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

NOTE 5                         GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 28, 2013 and December 29, 2012 were as follows:

	Photonics	Lasers	Optics
(In thousands)	Group	Group	Group	Total
Balance at December 31, 2011:
Goodwill	$96,004	$110,673	$41,144	$247,821
Accumulated impairment losses	—	(104,562)	—	(104,562)
	96,004	6,111	41,144	143,259
Goodwill acquired	2,825	—	1,211	4,035
Goodwill impairment	(47,458)	—	(20,339)	(67,797)
Foreign currency impact	(20)	118	(9)	89
Balance at December 29, 2012:
Goodwill	98,808	110,791	42,346	251,945
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	6,229	22,007	79,586
Goodwill allocated to divestiture	—	—	(1,032)	(1,032)
Foreign currency impact	—	247	—	247
Balance at December 28, 2013:
Goodwill	98,808	111,038	41,314	251,160
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	$51,350	$6,476	$20,975	$78,801

As discussed in Note 1, the Company reorganized its operations in January 2013 to create three new operating groups: its Photonics Group, its Lasers Group and its Optics Group.  The Lasers Group is substantially the same as the former Lasers Division.  The Photonics Group is comprised primarily of the photonics products and technologies of the Company’s former PPT Division and the Company’s former Ophir Division.  The Optics Group is comprised primarily of the optical components and integrated solutions products and technologies of the former PPT Division and the former Ophir Division.  The goodwill, and the related impairment of goodwill, of the Company’s former Ophir Division was allocated to the Photonics Group and the Optics Group based on the relative fair values of the new operating groups as of the reorganization date.  The result was a 70% allocation of goodwill to the Photonics Group and a 30% allocation to the Optics Group.  The prior period amounts stated in the table above have been reclassified using these allocation percentages for comparative purposes.

During 2013, the Company allocated $1.0 million of goodwill to its advanced packaging systems business, which was sold in January 2014, as discussed in Note 2.

During 2012, the Company allocated $4.0 million of goodwill to the acquisition of ILX and the Vistek business.  These amounts have been reallocated to our Photonics and Optics Groups, as shown in the table above.

During 2012, sales by the Company’s former Ophir Division were below the levels that it had originally forecasted at the time of the acquisition of Ophir.  In light of those sales levels and other factors, in connection with the annual evaluation of goodwill and other intangible assets in the fourth quarter of 2012, the Company determined that the cash flow projections of its former Ophir Division had diminished and, therefore, the goodwill and other intangible assets associated with that division were impaired.  As a result, the Company recorded an impairment charge of $67.8 million, which has been reallocated to our Photonics and Optics Groups, as shown in the table above.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Intangible assets, excluding goodwill, were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $14,079 and $10,885 as of December 28, 2013 and December 29, 2012, respectively	$26,805	$29,742
Customer relationships, net of accumulated amortization of $32,614 and $26,255 as of December 28, 2013 and December 29, 2012, respectively	13,795	20,100
In-process research and development, net of accumulated amortization of $759 and $158 as of December 28, 2013 and December 29, 2012, respectively	7,162	7,746
Other, net of accumulated amortization of $6,324 and $5,915 as of December 28, 2013 and December 29, 2012, respectively	1,275	1,553
	49,037	59,141
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$67,342	$77,446

As discussed above, during 2012, the Company determined that intangible assets associated with its former Ophir Division were impaired.  As a result, the Company recorded an impairment charge related to acquired intangible assets of $62.6 million.  Such charges consisted of $33.8 million for customer relationships, $21.5 million for developed technology, $2.1 million for in-process research and development, $4.6 million for indefinite-lived trade names and $0.6 million for finite-lived trade names.  Trade names and developed technologies were valued using the relief-from-royalty method, and customer relationships and in-process research and development were valued using the multi-period excess earnings method.

Amortization expense related to intangible assets totaled $10.3 million, $17.7 million and $7.7 million for 2013, 2012 and 2011, respectively.

Estimated aggregate amortization expense for future fiscal years will be amortized over a remaining weighted-average life of 10.2 years as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2014	$8,556
2015	6,924
2016	6,538
2017	5,553
2018	3,429
Thereafter	17,399
$48,399

The Company has excluded $0.6 million of amortization expense related to in-process research and development from the table above, as it was uncertain as of December 28, 2013 when the technology will be completed and when the amortization will begin.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

NOTE 6                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Interest and dividend income	$221	$269	$565
Interest expense	(5,464)	(8,183)	(10,598)
Bank and portfolio asset management fees	(830)	(708)	(779)
Derivative gains (losses)	709	565	(132)
Other, net	(1,126)	(502)	394
	$(6,490)	$(8,559)	$(10,550)

Interest expense included amortization of the debt discount related to the Company’s convertible subordinated notes of $12 thousand and $3.9 million for 2012 and 2011, respectively.

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

Any stock options or stock appreciation rights granted under the 2011 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years.  The vesting of substantially all awards granted to directors under the 2011 Plan occurs over a period of one year.  The vesting of substantially all awards granted to officers and employees under the 2011 Plan occurs over a period of three years, and the vesting of substantially all restricted stock unit awards is also conditioned upon the achievement of performance thresholds established by the Compensation Committee of the Company’s Board of Directors.  Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if and to the extent that such performance thresholds are met, the awards vest in equal one-third (1/3) annual installments.  All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

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

	Year Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Fair value	$6.61	$7.91	$7.75
Expected annual volatility	56.26%	57.51%	54.08%
Risk-free interest rate	0.85%	0.78%	1.59%
Expected term (years)	5.0	4.4	4.5
Annualized expected dividend yield	—	—	—

The total stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Cost of sales	$938	$693	$488
Selling, general and administrative expenses	7,142	6,740	5,029
Research and development expense	1,093	936	684
	$9,173	$8,369	$6,201

As required by ASC 718, the Company estimates the expected future forfeitures of stock options, stock appreciation rights and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures.  If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted.  The Company assumed forfeiture rates of 12.5%, 12.5% and 15.4% in recognizing compensation expense for 2013, 2012 and 2011, respectively.

At December 28, 2013, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $15.8 million, net of estimated forfeitures.  This future compensation expense will be amortized, using the straight-line attribution method over a weighted-average period of 1.9 years.  The actual compensation expense that the Company will recognize in the future related to stock-based awards outstanding at December 28, 2013 will be adjusted for subsequent forfeitures.  All performance conditions applicable to stock-based awards outstanding at December 28, 2013 have been met.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Stock-Based Award Activity

The following table summarizes stock option activity for the year ended December 28, 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)
Outstanding at December 29, 2012	1,010	$13.56
Exercised	(553)	$13.58
Expired (cancelled post-vesting)	(23)	$13.64
Outstanding at December 28, 2013	434	$13.53	1.0	$2,033

Vested and expected to vest at December 28, 2013	434	$13.53	1.0	$2,033

Exercisable at December 28, 2013	434	$13.53	1.0	$2,033

The intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 totaled $1.3 million, $1.0 million and $0.9 million, respectively.  The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price, multiplied by the number of options exercised.

The following table summarizes the Company’s stock appreciation rights activity for the year ended December 28, 2013:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)
Outstanding at December 29, 2012	1,550	$11.16
Granted	655	$13.77
Exercised	(213)	$6.46
Forfeited (cancelled pre-vesting)	(49)	$15.99
Expired (cancelled post-vesting)	(21)	$15.77
Outstanding at December 28, 2013	1,922	$12.40	4.6	$11,176

Vested and expected to vest at December 28, 2013	1,809	$12.29	4.6	$10,730

Exercisable at December 28, 2013	958	$9.91	3.2	$7,960

The intrinsic value of stock appreciation rights exercised during fiscal years 2013, 2012 and 2011 totaled $2.0 million, $1.3 million and $1.1 million, respectively.  The intrinsic value of stock appreciation rights exercised is calculated as the difference between the market price on the date of exercise and the base value, multiplied by the number of stock appreciation rights exercised.

The grant date fair value of stock appreciation rights that vested during fiscal years 2013, 2012 and 2011 totaled $2.3 million, $1.7 million and $1.1 million, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

The following table summarizes the Company’s restricted stock unit activity for the year ended December 28, 2013:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value
Outstanding at December 29, 2012	785	$16.28
Granted	729	$13.77
Vested	(391)	$15.60
Forfeited	(49)	$15.99
Outstanding at December 28, 2013	1,074	$14.83

At December 28, 2013, the Company had reserved 5,687,439 shares of common stock for future issuance under its stock incentive plans, which included 2,258,444 shares that were reserved for the future grant of stock-based awards under the 2011 Plan, and had reserved 1,982,503 shares of common stock for future issuance under the Purchase Plan.

NOTE 8                         DEBT AND LINES OF CREDIT

Short-Term Debt

Total short-term debt was as follows:

	Interest	December 28,	December 29,
(In thousands)	Rate(s)	2013	2012

Japanese revolving lines of credit, no expiration date	1.16%	$666	$5,231
Japanese receivables financing facilities, no expiration date	1.475%	615	415
Current portion of long-term debt		3,580	27,339
Total short-term borrowings		$4,861	$32,985

Short-Term Lines of Credit and Loans

At December 28, 2013, the Company had various revolving lines of credit and agreements with Japanese banks denominated in yen under which it sells trade notes receivable with recourse.  The revolving lines of credit with Japanese banks allow the Company to borrow up to $1.6 million (based on the currency exchange rate at December 28, 2013).  The agreements to sell receivables allow the Company to sell up to $5.2 million of receivables (based on the currency exchange rate at December 28, 2013).  The effective interest rates and the amounts outstanding under these lines of credit and agreements at December 28, 2013 are presented in the table above.  Such amounts are included in short-term borrowings in the accompanying consolidated balance sheets.

Japanese Bonds

In June 2011, the Company issued 200 million Japanese yen in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year.  The bonds are included in the current portion of long-term debt in short-term borrowings in the accompanying consolidated balance sheet as of December 28, 2013.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Convertible Notes

In February 2007, the Company issued $175 million in convertible subordinated notes, which matured on February 15, 2012, at which time the then remaining outstanding principal amount of the notes was repaid.  Interest cost on the convertible subordinated notes consisted of the following components:

	Year Ended
	December 29,	December 31,
(In thousands)	2012	2011

Contractual interest	$39	$2,941
Amortization of debt discount	12	3,891
Interest cost on convertible subordinated notes	$51	$6,832

Long-Term Debt

Total long-term debt was as follows:

	Interest	December 28,	December 29,
(In thousands)	Rate(s)	2013	2012

U.S. term loan		$—	$171,125
U.S. revolving line of credit, maturing July 2018	1.94%	83,000	—
Israeli loans, maturing through October 2015	2.97%-3.28%	2,110	3,591
Japanese private placement bonds, maturing June 2014	0.62%	1,902	2,325
Japanese loans, maturing through June 2016	1.25%-1.30%	214	1,056
Total long-term debt		87,226	178,097
Current portion of long-term debt		3,580	27,339
Total long-term debt, less current portion		$83,646	$150,758

Secured Credit Facility

In October 2011, the Company entered into a credit agreement with certain lenders.  Such credit agreement and the related security agreement provided for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.

On July 18, 2013, the Company entered into a new credit agreement with certain lenders (New Credit Agreement), which replaced the Company’s prior credit agreement.  The New Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (New Credit Facility).  The New Credit Agreement also provides the Company with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the New Credit Agreement.  Concurrently with the closing of the New Credit Agreement, the Company terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the New Credit Facility together with a portion of the Company’s then-existing cash balances.  Upon terminating the prior credit agreement, the Company recorded a loss on extinguishment of debt of $3.4 million, to write off the remaining deferred debt issuance costs relating to the prior credit agreement.

At December 28, 2013, the outstanding balance under the New Credit Facility was $83.0 million.  The interest rate per annum applicable to amounts outstanding under the New Credit Facility is, at the Company’s option, either (a) the base rate as defined in the New Credit Agreement (Base Rate) plus an applicable margin, or (b) the Eurodollar Rate as defined in the New Credit Agreement (Eurodollar Rate) plus an applicable margin.  A commitment fee is payable on the unused portion of the New Credit Facility.  The margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the New Credit Facility, and the commitment fee, are

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

adjusted periodically based on the consolidated leverage ratio of the Company, as calculated pursuant to the New Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.  As of December 28, 2013, the interest rate per annum applicable to amounts outstanding under the New Credit Facility was 1.94%, and the commitment fee on the unused portion of the New Credit Facility was 0.30%.

The Company’s obligations under the New Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of its U.S. subsidiaries, which are guarantors under the New Credit Agreement, as well as by a pledge of certain shares of international subsidiaries of Newport Corporation.

Other Loans

As part of the acquisition of Ophir, the Company assumed certain loans with Israeli and Japanese banks.  The effective interest rates and the principal amounts outstanding under these loans at December 28, 2013 are shown in the table above.  The loans in Japan are generally unsecured, and the loans in Israel are generally secured by pledges of and liens on certain of Ophir’s assets.

Maturities of the Company’s debt obligations as of December 28, 2013 were as follows:

(In thousands)
2014	$4,861
2015	627
2016	19
2017	—
2018	83,000
Thereafter	—
$88,507

NOTE 9                         NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands, except per share data)	2013	2012	2011
Net income (loss) attributable to Newport Corporation	$15,601	$(89,423)	$79,708

Shares:
Weighted average shares outstanding - basic	39,010	38,133	37,407
Dilutive potential common shares, using treasury stock method	548	—	1,266
Weighted average shares outstanding - diluted	39,558	38,133	38,673

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.40	$(2.35)	$2.13
Diluted	$0.39	$(2.35)	$2.06

For 2013, 2012 and 2011, 1.3 million, 1.7 million and 1.1 million stock options and/or stock appreciation rights, respectively, were excluded from the computations of diluted net income (loss) per share, as their exercise prices (or

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.  For 2012 and 2011, 0.6 million and 0.3 million restricted stock units, respectively, were excluded from the computations of diluted net income (loss) per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method, and, therefore, their inclusion would have been antidilutive.  For 2012, an additional 0.7 million common stock equivalents have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

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

Future minimum rental commitments under the terms of these leases at December 28, 2013 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations
Payments Due By Period:
2014	$184	$10,370	$10,554
2015	183	8,639	8,822
2016	182	7,321	7,503
2017	181	6,908	7,089
2018	3	6,978	6,981
Thereafter	—	14,948	14,948

Total minimum payments	733	$55,164	$55,897

Less amount representing interest	(109)
Present value of obligation	$624

Rental expense, net of sublease income, under all leases totaled $11.5 million, $10.6 million and $9.1 million for 2013, 2012 and 2011, respectively.

Environmental Reserves

The Company’s former Mountain View, California facility is an EPA-designated Superfund site and is subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s and 1970s.  The site is mature, and investigations and remediation efforts have been ongoing for approximately 30 years.  Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater contamination, pursuant to which Spectra-Physics is responsible for 30% of the remediation costs.

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at December 28, 2013 and December 29,

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

2012.  In connection with the acquisition, Thermo Fisher Scientific, Inc., formerly known as Thermo Electron Corporation (Spectra-Physics’ former parent) has agreed, subject to certain conditions, to indemnify the Company for certain costs of remediation that are incurred and third party claims that are made prior to July 16, 2014 relating to this site.  Following the expiration of this indemnity, the Company will be responsible for any remediation costs.  However, the Company is currently unaware of any material future expenses associated with this site for which the Company will be liable.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations as of December 28, 2013 and December 29, 2012.

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

In June 2013, the court granted the Company’s motion for summary judgment of Yvette Flores’ claims on the grounds that they were barred by the exclusivity of the State of California’s workers’ compensation system.  In July 2013, the Company reached an agreement with Mark Flores to settle his claims, which were then the only claims remaining in the suit.  In September 2013, the Company entered into a Settlement Agreement and Release with Mark Flores documenting the specifics of the settlement.  The settlement amounts were paid in 2013 from coverage by applicable insurance policies. As such, this settlement did not have any net impact on the Company’s income, cash flows or stockholders’ equity.  An Order of Dismissal was filed in December 2013 with respect to Mark Flores’ claims, ending his case against the Company and Spectra-Physics.

In November 2012, the Company reached an agreement with Linda Pope and Tia Pope Hudson to settle all claims related to their portion of the suit.  The settlement amount was paid in February 2014 from coverage by applicable insurance policies.  As such, this settlement did not have any net impact on the Company’s income, cash flows or stockholders’ equity.  The remainder of the case against the Company and Spectra-Physics was dismissed with prejudice in February 2014.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.  Except as described above, the Company currently is not a party to any other legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 11                  INCOME TAXES

United States and foreign income (loss) before income taxes were as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
United States	$2,377	$2,360	$43,091
Foreign	19,059	(86,831)	7,417
	$21,436	$(84,471)	$50,508

The income tax provision (benefit) based on income (loss) were as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$4,973	$1,275	$(3,252)
State	546	(7)	1,204
Foreign	4,662	2,929	2,523
	10,181	4,197	475
Deferred:
Federal	(5,249)	6,980	(23,425)
State	283	(3,085)	(6,760)
Foreign	483	(2,613)	556
	(4,483)	1,282	(29,629)
	$5,698	$5,479	$(29,154)

The income tax provision (benefit) that was based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Income tax provision (benefit) at statutory rate	$7,503	$(29,565)	$17,678
Increase (decrease) in taxes resulting from:
Impairment or reduction of goodwill	—	23,730	1
Non-deductible expenses	490	153	1,700
State tax, net of federal benefit	429	(442)	1,043
Foreign rate variance	(1,135)	14,096	(1,683)
Income tax credits	(1,636)	(204)	(1,590)
Valuation allowance	(873)	(19)	(41,715)
Tax contingency	(114)	292	(1,808)
Other, including deferred tax adjustment, net	1,034	(2,562)	(2,780)
	$5,698	$5,479	$(29,154)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,438	$4,711
Accruals and reserves not currently deductible	18,340	19,199
Tax credit carryforwards	1,769	1,633
Other basis differences	9,029	7,511
Total gross deferred tax assets	31,576	33,054
Valuation allowance	(2,262)	(3,135)
	29,314	29,919

Deferred tax liabilities:
Intangible assets	14,025	17,011
Property and equipment	3,402	4,446
Other basis differences	463	368
Total deferred tax liabilities	17,890	21,825
Net deferred tax assets	$11,424	$8,094

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

The Company had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During the fourth quarter of 2011, the Company achieved a cumulative three-year income position in the United States.  Management considered this position along with other available evidence, both positive and negative, and determined, as of December 31, 2011, that it was more likely than not that the net deferred tax assets (exclusive of deferred tax liabilities related to indefinite lived intangibles) would be realized, with the exception of domestic capital losses, domestic unrealized losses, foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets. Accordingly, the Company recorded a reduction in the valuation allowance of $41.7 million.  During 2012, the Company released $1.8 million of its valuation allowance related to certain domestic deferred tax assets due to the recovery of certain investments and capital loss carryovers.  Also during 2012, after evaluating all positive and negative facts, the Company determined that it was not more likely than not that the Company would realize certain deferred tax assets associated with its former Ophir Division.  Therefore, the Company recorded a valuation allowance of $1.9 million, substantially all of which was applicable to the Optical Metrology Ltd. subsidiary based in Jerusalem, Israel.  In 2013, the Company reduced its valuation allowance by $0.9 million, due primarily to Optical Metrology Ltd. qualifying for the beneficial tax rate of 0% on a portion of its earnings, which necessitated an adjustment to the underlying deferred tax assets and a corresponding adjustment to the valuation allowance.

As of December 28, 2013, the Company could not determine that it is more likely than not that deferred tax assets related to domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $2.3 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

At December 28, 2013, the Company had gross state and foreign net operating loss carryforwards totaling approximately $32.7 million and $10.2 million, respectively.  State net operating loss carryforwards begin to expire in 2015, Romania net operating losses begin to expire in 2019, and a majority of the remaining foreign net operating loss carryforwards may be carried forward indefinitely.

At December 28, 2013, the Company had federal and state income tax credit carryforwards of $19.8 million and $11.2 million, respectively.  Certain unused federal carryforwards will begin to expire in 2016 and will continue to expire in future years if not fully utilized.  The state carryforwards do not expire.

On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property.  These final regulations apply to tax years beginning on or after January 1, 2014.  Several of the provisions within the regulations will require a tax accounting method change to be filed with the Internal Revenue Service, however, the Company does not anticipate the impact of these changes to be material to its financial position or results of operations.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized.  When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions.  Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.  During the year ended December 28, 2013, the Company realized approximately $4.0 million of such excess tax benefits and, accordingly, recorded a corresponding increase in capital in excess of par value.  As of December 28, 2013, the Company had $17.5 million of unrealized excess tax benefits associated with share-based compensation.  These tax benefits, if and when realized, will be accounted for as an increase in capital in excess of par value rather than as a reduction in the provision for income taxes.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $32.9 million and $22.6 million at December 28, 2013 and December 29, 2012, respectively.  These undistributed earnings are considered to be indefinitely reinvested.  Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

As of December 29, 2012, the Company had $15.2 million of gross unrecognized tax benefits and a total of $12.4 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of December 29, 2012.

As of December 28, 2013, the Company had $17.4 million of gross unrecognized tax benefits and a total of $14.4 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of December 28, 2013.  The Company does not anticipate that its unrecognized tax benefits will change significantly over the next twelve months.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$15,173	$17,735	$9,953
Gross increases for tax positions of prior years	832	—	8,325
Gross decrease for tax positions of prior years	—	(2,611)	—
Gross increases for tax positions of current year	2,509	1,111	1,437
Current year acquisitions	—	—	903
Settlements	—	(1,006)	(2,370)
Lapse of statute of limitations	(1,085)	(56)	(513)
Unrecognized tax benefits at end of year	$17,429	$15,173	$17,735

The Company and its subsidiaries file income tax returns in the United States and various state, local and foreign jurisdictions.  The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2010 through current periods
California	2009 through current periods
France	2011 through current periods
Germany	2010 through current periods
Japan	2007 through current periods
Israel	2008 through current periods

However, the use of domestic net operating losses in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2002 tax year.

NOTE 12                  STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions.  No purchases were made under this program during 2013, 2012 or 2011.  As of December 28, 2013, a total of approximately 3.9 million shares remained available for repurchase under the program.  The terms of the New Credit Agreement permit the Company to purchase shares under the repurchase program, subject to certain conditions and limitations.

In 2013, 2012 and 2011, the Company cancelled 0.1 million, 0.2 million and 0.2 million shares of common stock underlying restricted stock units, respectively, in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these shares totaled $2.0 million, $3.1 million and $3.4 million, respectively, at the time they were cancelled.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

NOTE 13                  FAIR VALUE MEASUREMENTS

ASC 820-10 requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets.  The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 28, 2013.

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,305	$2,305	$—	$—
Marketable securities:
Money market funds	8,052	8,052	—	—
Certificates of deposit	167	—	167	—
	8,219	8,052	167	—
Derivatives:
Option contracts	269	—	269	—
Funds in investments and other assets:
Israeli pension funds	11,489	—	11,489	—
Group insurance contracts	6,895	—	6,895	—
	18,384	—	18,384	—
	$29,177	$10,357	$18,820	$—

Liabilities:
Derivatives:
Option contracts	$10	$—	$10	$—

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	December 28, 2013		December 29, 2012
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$4,861	$4,851	$32,985	$32,020
Long-term debt	$83,646	$82,658	$150,758	$145,404

NOTE 14                  EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors certain 401(k) defined contribution plans.  Generally, all U.S. employees are eligible to participate in and contribute to one of these plans.  The Company makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation.  Expense recognized for the plans totaled $4.8 million, $4.8 million and $4.9 million for 2013, 2012 and 2011, respectively.

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

December 28, 2013, December 29, 2012 and December 31, 2011 serve as the measurement dates for the respective amounts shown below.  Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Service cost	$2,692	$2,807	$1,178
Interest cost on projected benefit obligations	653	746	832
Expected return on plan assets	(207)	(228)	(299)
Amortization of net loss	240	47	239
	$3,378	$3,372	$1,950

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) included the following components:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Net actuarial (gain) loss	$(609)	$2,290	$(312)
Amortization of net loss	(240)	(47)	(239)
Total recognized in other comprehensive income (loss)	(849)	2,243	(551)
Total recognized in net periodic benefit costs and other comprehensive income (loss)	$2,529	$5,615	$1,399

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

	December 28,	December 29,
(In thousands)	2013	2012
Change in projected benefit obligations:
Projected benefit obligations, beginning of year	$37,184	$33,312
Service cost	2,692	2,807
Interest cost	653	746
Actuarial (gain) loss	(1,197)	3,000
Benefits paid	(2,837)	(2,612)
Currency translation adjustments	(69)	(69)
Projected benefit obligations, end of year	36,426	37,184
Change in plan assets:
Fair value of plan assets, beginning of year	9,420	10,020
Company contributions	461	576
Gain on plan assets	48	141
Benefits paid	(209)	(1,156)
Currency translation adjustments	(522)	(161)
Fair value of plan assets, end of year	9,198	9,420
Funded status	$(27,228)	$(27,764)

Amounts recognized in the balance sheet:
Pension assets	$252	$320
Current portion of pension liabilities	(387)	(320)
Pension liabilities	(27,093)	(27,764)
Net amount recognized	$(27,228)	$(27,764)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss	$3,539	$4,637
Income tax impact	(1,140)	(1,389)
Accumulated other comprehensive loss	$2,399	$3,248

At December 28, 2013 and December 29, 2012, the United Kingdom plan was overfunded and had assets of $3.3 million and $3.3 million, respectively, and a projected benefit obligation of $3.1 million and $3.0 million, respectively.  The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $11.5 million and $10.7 million and vested benefit obligations of $12.8

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

million and $12.2 million being reported on a gross basis as of December 28, 2013 and December 29, 2012, respectively.  Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis.  All other plans were underfunded and had combined assets of $5.9 million and $6.1 million at December 28, 2013 and December 29, 2012, respectively, and combined projected benefit obligations of $20.6 million and $21.9 million at December 28, 2013 and December 29, 2012, respectively.

At December 28, 2013, the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $36.4 million, $33.7 million and $9.2 million, respectively.  At December 29, 2012, the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $37.2 million, $33.8 million and $9.4 million, respectively.

At December 28, 2013, the estimated benefit payments for the next 10 years were as follows:

Estimated
Benefit
(In thousands)	Payments
2014	$1,671
2015	1,309
2016	2,597
2017	1,213
2018	1,177
2019-2024	22,939
$30,906

The Company expects to contribute $1.8 million to the plans during 2014.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	December 28,	December 29,	December 31,
	2013	2012	2011
Discount rate	1.87%	2.29%	2.44%
Rate of increase in salary levels	1.67%	2.38%	2.25%
Expected long-term rate of return on assets	1.89%	1.59%	1.59%

The weighted-average rates used to determine projected benefit obligations for the respective periods were as follows:

	December 28,	December 29,
	2013	2012
Discount rate	1.96%	1.87%
Rate of increase in salary levels	1.58%	1.67%
Expected long-term rate of return on assets	1.83%	1.89%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Plan assets were held in the following categories as a percentage of total plan assets:

	December 28, 2013		December 29, 2012
(Amounts in thousands)	Amount	Percentage	Amount	Percentage
Cash	$575	6%	$2,249	24%
Bonds	1,256	13	1,410	15
Equity securities	1,429	16	—	—
Insurance contracts	5,938	65	5,761	61
	$9,198	100%	$9,420	100%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements.  In Japan, assets are primarily invested in pooled funds of insurance companies.  The expected long-term rate of return on these assets is 1.5%, which is based on the general yield environment for high quality instruments in Japan.  The United Kingdom pension plan invests in a combination of equity and bond funds.  The allocation mix is designed to minimize risk while providing a rate of return that will provide asset growth which will be sufficient to cover expected liabilities.  The expected long-term rate of return on these assets is 2.7%, which is based on bank base rates.  In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is 1.2%, which is based on the expected return on the underlying assets.  The Company does not invest in derivative instruments, although the pooled funds it owns may use such instruments in a risk management capacity.

Other Pension-Related Assets

As of December 28, 2013 and December 29, 2012, the Company had assets with an aggregate market value of $6.9 million and $6.6 million, respectively, which it has set aside in connection with its German pension plans.  These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws.  The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.0%, depending on the contract.  Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above.  However, the Company has designated such assets to pay pension benefits.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

The Company’s Israeli plans are accounted for using the shut-down method of accounting.  As a result, plan assets are reported separate from the net underfunded pension liability and were not included in the Company’s plan assets shown above.  The Israeli assets are invested in government regulated pension funds, which invest primarily in bonds.  As of December 28, 2013 and December 29, 2012, the aggregate market value of these assets was $11.5 million and $10.7 million, respectively.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

Fair Value Measurements

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.  The fair value of bond funds is based on quoted prices provided by the fund issuer and the fair value of insurance contracts is based on quoted prices provided by the insurance provider.  Because the bond funds and insurance contracts are not actively traded but are valued using observable inputs, they fall within Level 2 of the fair value hierarchy.  Equity securities are included within an equity fund and the fair value is based on quoted prices provided by the fund issuer.  Although the individual equity securities are actively traded, the fund is not publicly traded, therefore, these assets fall within Level 2 of the fair value hierarchy.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

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

As discussed above, prior to 2013, the Company developed, manufactured and marketed its products within three distinct business segments: its Lasers Division, its PPT Division and its Ophir Division.  In January 2013, the Company reorganized its operations to create three new operating segments: its Photonics Group, its Lasers Group and its Optics Group.  As a result, the Company has revised its reportable segments to correspond with its new operating segments, reflecting the manner in which it now assesses performance and allocates resources.  The results of operations of the Company’s reportable segments for 2012 and 2011 reported below have been restated to conform to the new reportable segments.

The Photonics Group products are sold to end-user customers in a wide range of markets, including the microelectronics, scientific research, defense and security, life and health sciences and industrial markets.  The products sold by this group include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optical components for research applications, optical hardware and three-dimensional non-contact measurement sensors and equipment.

The Lasers Group offers a broad array of laser technology products and services to OEM and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial markets.  The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers, fiber lasers and gas lasers.

The Optics Group products and systems are sold to end-user customers in a wide range of markets, including the microelectronics, defense and security, life and health sciences and industrial markets.  The products sold by this group include precision optics and lens assemblies, optical components and opto-mechanical subassemblies.  In addition, this group sells subsystems to customers that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications.

The Company measured income reported for each operating segment, which included only those costs that were directly attributable to the operations of that segment, and excluded unallocated operating expenses, such as corporate overhead and intangible asset amortization, certain gains and losses, interest and other expense, net, and income taxes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

Selected segment financial information for the Company’s reportable segments for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were as follows:

	Photonics	Lasers	Optics
(In thousands)	Division	Division	Division	Total
Year ended December 28, 2013
Sales to external customers	$230,303	$165,788	$163,963	$560,054
Depreciation and amortization	$4,035	$3,534	$8,236	$15,805
Segment income	$49,984	$18,746	$11,748	$80,478
Segment assets	$200,584	$111,651	$123,781	$436,016
Expenditures for long-lived assets	$3,561	$2,341	$6,328	$12,230

Year ended December 29, 2012
Sales to external customers	$237,601	$181,426	$176,319	$595,346
Depreciation and amortization	$3,973	$4,192	$8,159	$16,324
Segment income (loss)	$(39,191)	$20,508	$(14,848)	$(33,531)
Segment assets	$202,881	$114,357	$134,986	$452,224
Expenditures for long-lived assets	$1,540	$2,381	$4,055	$7,976

Year ended December 31, 2011
Sales to external customers	$204,341	$191,528	$149,185	$545,054
Depreciation and amortization	$3,215	$3,632	$4,395	$11,242
Segment income	$45,715	$19,150	$30,554	$95,419
Segment assets	$263,685	$124,231	$245,255	$633,171
Expenditures for long-lived assets	$2,436	$2,423	$4,431	$9,290

The segment losses reported for the Company’s Photonics Group and Optics Group for 2012 included impairment charges of $91.6 million and $39.3 million, respectively, related to goodwill, intangible assets and other long-lived assets (see Note 5).

The following reconciles segment income to consolidated income (loss) before income taxes:

	Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Segment income (loss)	$80,478	$(33,531)	$95,419
Unallocated operating expenses	(44,472)	(48,629)	(41,596)
Gain (loss) on sale of assets	(4,725)	6,248	—
Foreign currency translation gain from sale of subsidiary	—	—	7,198
Recovery of note receivable and other amounts related to previously discontinued operations, net	—	—	619
Loss on extinguishment of debt	(3,355)	—	(582)
Interest and other expense, net	(6,490)	(8,559)	(10,550)
Consolidated income (loss) before income taxes	$21,436	$(84,471)	$50,508

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Depreciation and amortization for reportable segments	$15,805	$16,324	$11,242
Depreciation and amortization for assets held at corporate	14,673	23,308	12,757
Total depreciation and amortization	$30,478	$39,632	$23,999

Assets of reportable segments	$436,016	$452,224	$633,171
Assets held at corporate, primarily cash and cash equivalents, restricted cash and marketable securities	129,213	168,737	130,898
Total assets	$565,229	$620,961	$764,069

Expenditures for long-lived assets for reportable segments	$12,230	$7,976	$9,290
Expenditures for long-lived assets held at corporate	4,089	3,553	4,223
Total expenditures for long-lived assets	$16,319	$11,529	$13,513

Selected financial information for the Company’s operations by geographic area is presented in the table below.  The table below reflects the Company’s net sales by geographic region.  Sales are attributed to each location based on the customer’s address to which the product is shipped.

	As of or for the Year Ended
	December 28,	December 29,	December 31,
(In thousands)	2013	2012	2011
Geographic area net sales:
United States	$218,298	$243,674	$240,736
Germany	75,119	73,383	61,580
Other European countries	81,178	78,428	72,957
Japan	51,761	62,947	52,971
Other Pacific Rim countries	95,779	94,313	80,731
Rest of world	37,919	42,601	36,079
	$560,054	$595,346	$545,054
Geographic area long-lived assets:
United States	$38,328	$42,710
Israel	24,667	26,690
Europe	14,589	9,902
Rest of world	2,932	3,541
	$80,516	$82,843

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

December 28, 2013

NOTE 17                  GAIN ON SALE OF INVESTMENTS

The Company holds equity interests in privately-held corporations, which were accounted for using the cost method.  During previous years, the Company had reduced the carrying value of these investments to zero due to the corporations’ poor financial condition.  In 2012, one of these corporations was acquired in a merger transaction, and the Company received $5.3 million for its interest as a result of the acquisition, and another of these corporations redeemed its shares from the Company for $1.0 million.

NOTE 18                  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 28, 2013:
Net sales	$132,607	$134,234	$139,037	$154,176
Gross profit	$55,132	$57,237	$59,731	$65,613
Net income attibutable to Newport Corporation	$2,746	$2,662	$437	$9,756
Basic income per share attibutable to Newport Corporation (1)	$0.07	$0.07	$0.01	$0.25
Diluted income per share attibutable to Newport Corporation (1)	$0.07	$0.07	$0.01	$0.24

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended December 29, 2012:
Net sales	$157,167	$153,655	$142,881	$141,643
Gross profit	$68,069	$66,883	$62,808	$62,828
Net income (loss) attibutable to Newport Corporation	$6,592	$9,154	$7,636	$(112,805)
Basic income (loss) per share attibutable to Newport Corporation (1)	$0.17	$0.24	$0.20	$(2.96)
Diluted income (loss) per share attibutable to Newport Corporation (1)	$0.17	$0.24	$0.20	$(2.96)

(1)         Per share data was computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended December 28, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,548	$404	$—	$(493)	$(18)	$1,441

Year Ended December 29, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,532	$390	$—	$(1,120)	$(254)	$1,548

Year Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,587	$358	$—	$(957)	$544	$2,532

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

Exhibit Number	Description of Exhibit

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

10.25

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

10.26

Amendment No. 1, dated as of December 20, 2013, to Credit Agreement dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.27

Security and Pledge Agreement, dated as of July 18, 2013, among Newport Corporation, the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.28

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