Form 10-Q
period 2014-03-29
NEWPORT CORP
filed 2014-05-08
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Yes ☐  No ☒

As of April 25, 2014, 39,856,658 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$146,890	$132,607
Cost of sales	81,431	77,475
Gross profit	65,459	55,132

Selling, general and administrative expenses	39,206	37,608
Research and development expense	14,138	13,101
Gain on sale of assets	(411)	-
Operating income	12,526	4,423

Interest and other expense, net	(976)	(2,137)
Income before income taxes	11,550	2,286

Income tax provision (benefit)	3,609	(448)
Net income	7,941	2,734
Net income (loss) attributable to non-controlling interests	55	(12)
Net income attributable to Newport Corporation	$7,886	$2,746

Net income	$7,941	$2,734
Other comprehensive income:
Foreign currency translation gains (losses)	461	(2,452)
Unrecognized net pension gains, net of tax	43	190
Unrealized gains (losses) on marketable securities, net of tax	20	(98)
Comprehensive income	$8,465	$374

Comprehensive income (loss) attributable to non-controlling interests	$69	$(61)
Comprehensive income attributable to Newport Corporation	8,396	435
Comprehensive income	$8,465	$374

Net income per share attributable to Newport Corporation:
Basic	$0.20	$0.07
Diluted	$0.19	$0.07

Shares used in per share calculations:
Basic	39,525	38,601
Diluted	40,499	39,260

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 29,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$52,602	$53,710
Restricted cash	2,397	2,305
Marketable securities	8,191	8,219
Accounts receivable, net of allowance for doubtful accounts of $1,423 and $1,441 as of March 29, 2014 and December 28, 2013, respectively	96,629	96,388
Inventories	105,284	103,383
Deferred income taxes	22,521	22,437
Prepaid expenses and other current assets	18,152	14,769
Total current assets	305,776	301,211

Property and equipment, net	81,237	80,516
Goodwill	78,806	78,801
Deferred income taxes	4,481	4,474
Intangible assets, net	64,897	67,342
Investments and other assets	32,494	32,885
	$567,691	$565,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$4,991	$4,861
Accounts payable	32,264	31,714
Accrued payroll and related expenses	30,938	31,015
Accrued expenses and other current liabilities	37,522	35,341
Total current liabilities	105,715	102,931

Long-term debt, net	70,988	83,646
Pension liabilities	27,191	27,093
Deferred income taxes and other liabilities	22,760	23,182

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,586,833 and 39,394,196 shares issued and outstanding as of March 29, 2014 and December 28, 2013, respectively	4,622	4,598
Capital in excess of par value	464,183	459,562
Accumulated other comprehensive loss	(3,109)	(3,619)
Accumulated deficit	(125,687)	(133,573)
Total stockholders’ equity of Newport Corporation	340,009	326,968
Non-controlling interests	1,028	1,409
Total stockholders’ equity	341,037	328,377
	$567,691	$565,229

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,941	$2,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,160	7,965
Gain on sale of assets	(411)	-
Provision for losses on inventories	984	2,334
Stock-based compensation expense	2,337	2,269
Provision for doubtful accounts	159	15
Loss on disposal of property and equipment	286	61
Deferred income taxes	(336)	(8)
Increase (decrease) in cash, net of divestiture, due to changes in:
Accounts receivable	(3,155)	(1,667)
Inventories	(6,471)	(2,363)
Prepaid expenses and other assets	(2,947)	(564)
Accounts payable	752	(330)
Accrued payroll and related expenses	134	(2,379)
Accrued expenses and other liabilities	3,856	(289)
Other long-term liabilities	(909)	(328)
Net cash provided by operating activities	9,380	7,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,950)	(3,951)
Restricted cash	(47)	(53)
Proceeds from divestiture of business	5,030	-
Purchase of marketable securities	(590)	(2,346)
Proceeds from the sale or maturity of marketable securities	395	1,481
Net cash used in investing activities	(162)	(4,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(12,961)	(11,892)
Proceeds from short-term borrowings	1,016	1,599
Repayment of short-term borrowings	(701)	(876)
Purchase of non-controlling interest	(931)	-
Proceeds from the issuance of common stock under employee plans	2,789	4,010
Net cash used in financing activities	(10,788)	(7,159)
Impact of foreign exchange rate changes on cash balances	462	(343)
Net decrease in cash and cash equivalents	(1,108)	(4,921)
Cash and cash equivalents at beginning of period	53,710	88,767
Cash and cash equivalents at end of period	$52,602	$83,846

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$589	$1,927
Cash paid during the period for income taxes, net	$2,007	$799
Property and equipment accrued in accounts payable	$450	$178

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

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

The accompanying unaudited consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.  The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending January 3, 2015.  The December 28, 2013 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.

Non-Controlling Interests

During the first quarter of 2014, the Company purchased all shares owned by the holders of the non-controlling interests in its Optical Metrology Ltd. subsidiary for $0.9 million.

In May 2014, the Company purchased all shares owned by the holder of the non-controlling interest in its Ophir Japan Ltd. subsidiary for $0.9 million.

NOTE 2        RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity, which updates the guidance in Topics 205 and 360.  ASU No. 2014-08 requires that the disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results.  ASU No. 2014-08 also requires additional disclosures regarding discontinued operations.  ASU No. 2014-08 is required to be applied prospectively for fiscal years and interim periods beginning after December 15, 2014.  The adoption of ASU No. 2014-08 is not expected to have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

NOTE 3        DIVESTITURE

During the third quarter of 2013, the Company developed a plan to sell its advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, the Company considered the assets and liabilities of this business as held for sale as of December 28, 2013.  The Company completed the sale of this business in January 2014 for $5.7 million, consisting of an initial purchase price of $6.0 million, less an adjustment of $0.3 million based on the net assets of the business at closing.  The initial purchase price consisted of $5.35 million in cash and an unsecured note receivable of $0.65 million, and the net asset adjustment was repaid to the purchaser in cash.  The Company incurred $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, the Company wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  During the first quarter of 2014, the Company recognized a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date.  The net sales, operating income and cash flows of this business were not significant to the operations of the Company.

NOTE 4        MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at March 29, 2014 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$7,997	$63	$-
Certificates of deposit	194	-	-
	$8,191	$63	$-

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at December 28, 2013 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$8,052	$91	$-
Certificates of deposit	167	-	-
	$8,219	$91	$-

The Company’s certificates of deposit mature within one year.  Money market funds do not have a maturity date.

There were no realized gains or losses on the sale of available for sale securities for the three months ended March 29, 2014 or the three months ended March 30, 2013.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of March 29, 2014.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	March 29, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,397	$2,397	$-	$-

Marketable securities:
Money market funds	7,997	7,997	-	-
Certificates of deposit	194	-	194	-
	8,191	7,997	194	-
Derivative assets:
Option contracts	137	-	137	-
Forward contracts	2	-	2	-
	139	-	139	-
Funds in investments and other assets:
Israeli pension funds	11,299	-	11,299	-
Group insurance contracts	7,100	-	7,100	-
	18,399	-	18,399	-
	$29,126	$10,394	$18,732	$-

Liabilities:
Derivative liabilities:
Option contracts	29	-	29	-

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 28, 2013.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,305	$2,305	$-	$-

Marketable securities:
Money market funds	8,052	8,052	-	-
Certificates of deposit	167	-	167	-
	8,219	8,052	167	-
Derivative assets:
Option contracts	269	-	269	-

Funds in investments and other assets:
Israeli pension funds	11,489	-	11,489
Group insurance contracts	6,895	-	6,895	-
	18,384	-	18,384	-
	$29,177	$10,357	$18,820	$-
Liabilities:
Derivative liabilities:
Option contracts	10	-	10	-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	March 29, 2014		December 28, 2013
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$4,991	$4,987	$4,861	$4,851
Long-term debt	$70,988	$70,051	$83,646	$82,658

NOTE 6        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	March 29,	December 28,
	2014	2013
Raw materials and purchased parts	$61,733	$61,819
Work in process	19,914	19,577
Finished goods	23,637	21,987
Short-term inventories	$105,284	$103,383

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	March 29,	December 28,
	2014	2013
Raw materials and purchased parts	$2,906	$1,850
Finished goods	3,101	4,489
Long-term inventories	$6,007	$6,339

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

The activity in accrued warranty obligations was as follows:

	Three Months Ended
(In thousands)	March 29,	March 30,
	2014	2013
Balance at beginning of year	$3,285	$3,528
Additions charged to cost of sales	906	596
Warranty claims	(781)	(742)
Balance at end of period	$3,410	$3,382

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	March 29,	December 28,
	2014	2013
Deferred revenue	$14,252	$13,609
Deferred lease liability	5,365	5,448
Accrued and deferred taxes	5,309	3,130
Short-term accrued warranty obligations	3,229	3,093
Other	9,367	10,061
	$37,522	$35,341

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	March 29,	December 28,
	2014	2013
Cumulative foreign currency translation losses	$(1,849)	$(2,296)
Unrecognized net pension losses, net of tax	(2,356)	(2,399)
Unrealized gains on marketable securities, net of tax	1,096	1,076
	$(3,109)	$(3,619)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

NOTE 7        INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	March 29,	December 28,
	2014	2013
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $14,870 and $14,079 as of March 29, 2014 and December 28, 2013, respectively	$26,016	$26,805
Customer relationships, net of accumulated amortization of $34,011 and $32,614 as of March 29, 2014 and December 28, 2013, respectively	12,398	13,795
In-process research and development, net of accumulated amortization of $941 and $759 as of March 29, 2014 and December 28, 2013, respectively	6,981	7,162
Other, net of accumulated amortization of $6,404 and $6,324 as of March 29, 2013 and December 28, 2013, respectively	1,197	1,275
	46,592	49,037
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$64,897	$67,342

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

Amortization expense related to intangible assets totaled $2.5 million for the three months ended March 29, 2014, and $2.6 million for the three months ended March 30, 2013.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2014 (remaining)	$6,109
2015	6,925
2016	6,539
2017	5,553
2018	3,429
Thereafter	17,399
$45,954

The Company has excluded $0.6 million of estimated amortization expense related to certain in-process research and development from the table above, as it was uncertain as of March 29, 2014 when the technology will be completed and when the amortization will begin.

NOTE 8        INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013
Interest expense	$(661)	$(1,789)
Interest and dividend income	53	49
Derivative gain (loss)	(12)	202
Bank and portfolio asset management fees	(260)	(192)
Other expense, net	(96)	(407)
	$(976)	$(2,137)

NOTE 9        STOCK-BASED COMPENSATION

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013
Cost of sales	$212	$209
Selling, general and administrative expenses	1,836	1,820
Research and development expense	289	240
	$2,337	$2,269

At March 29, 2014, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $11.3 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 1.7 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at March 29, 2014 will be adjusted for actual forfeitures.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

At March 29, 2014, 0.3 million stock options with a weighted-average exercise price of $13.48 per share, intrinsic value of $1.8 million and remaining contractual term of 0.9 years were outstanding and were exercisable.  At March 29, 2014, 1.8 million stock-settled stock appreciation rights with a weighted-average base value of $12.44 per share, intrinsic value of $13.6 million and remaining contractual term of 4.4 years were outstanding, of which 0.9 million stock-settled stock appreciation rights with a weighted-average base value of $9.83 per share, intrinsic value of $8.8 million and remaining contractual term of 3.0 years were exercisable.

NOTE 10      DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	March 29,	December 28,
	2014	2013

Japanese revolving lines of credit	$681	$666
Japanese receivables financing facilities	945	615
Current portion of long-term debt	3,365	3,580
Total short-term borrowings	$4,991	$4,861

Total long-term debt was as follows:

(In thousands)	March 29,	December 28,
	2014	2013

U.S. revolving line of credit expiring July 2018	$70,500	$83,000
Israeli loans due through October 2015	1,735	2,110
Japanese private placement bonds due June 2014	1,945	1,902
Japanese loans due through June 2016	173	214
Total long-term debt	74,353	87,226
Current portion of long-term debt	3,365	3,580
Total long-term debt, less current portion	$70,988	$83,646

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

NOTE 11      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 29,	March 30,
(In thousands, except per share data)	2014	2013

Net income attributable to Newport Corporation	$7,886	$2,746

Shares:
Weighted average shares outstanding - basic	39,525	38,601
Dilutive potential common shares, using treasury stock method	974	659
Weighted average shares outstanding - diluted	40,499	39,260

Net income per share attributable to Newport Corporation:
Basic	$0.20	$0.07
Diluted	$0.19	$0.07

For the three months ended March 29, 2014, an aggregate of 0.1 million stock options and stock appreciation rights, and for the three months ended March 30, 2013, an aggregate of 0.9 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.  For the three months ended March 30, 2013, 0.4 million restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method and, therefore, their inclusion would have been antidilutive.

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  As of March 29, 2014, the Company could not determine that it is more likely than not that deferred tax assets related to certain domestic and foreign net operating loss carryforwards and certain other miscellaneous domestic and foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $2.3 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies.  Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be.  As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.  As of March 29, 2014, the Company had $17.3 million of gross unrecognized tax benefits and a total of $14.3 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant for the three months ended March 29, 2014.

NOTE 13      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  No purchases were made under this program during the three months ended March 29, 2014.  As of March 29, 2014, 3.9 million shares remained available for purchase under the program.  The terms of the Company’s Credit Agreement dated July 18, 2013 permit the Company to purchase shares under the repurchase program during the term of such facility, subject to certain conditions and limitations.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013
Service cost	$213	$721
Interest cost on benefit obligations	175	165
Expected return on plan assets	(70)	(52)
Amortization of net loss	45	63
	$363	$897

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

March 29, 2014

NOTE 15      BUSINESS SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker, in deciding how to allocate resources and in assessing performance.  The Company develops, manufactures and markets its products within three distinct business segments: its Photonics Group, its Lasers Group and its Optics Group.

The Company measured income reported for each operating segment, which included only those costs that were directly attributable to the operations of that segment, and excluded unallocated operating expenses, such as corporate overhead and intangible asset amortization, a gain on the sale of assets, interest and other expense, net, and income taxes.

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended March 29, 2014:
Sales to external customers	$59,470	$46,474	$40,946	$146,890
Segment income	$13,546	$5,580	$4,556	$23,682

Three months ended March 30, 2013:
Sales to external customers	$58,367	$38,885	$35,355	$132,607
Segment income	$12,566	$3,133	$700	$16,399

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
	March 29,	March 30,
(In thousands)	2014	2013
Segment income	$23,682	$16,399
Unallocated operating expenses	(11,567)	(11,976)
Gain on sale of assets	411	-
Interest and other expense, net	(976)	(2,137)
	$11,550	$2,286

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 28, 2013 previously filed with the SEC.  This discussion contains descriptions of our expectations regarding future trends affecting our business.  Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended December 28, 2013.  In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information.  Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, and three-dimensional non-contact measurement equipment.  Our products are used worldwide in a variety of industries including scientific research, defense and security, microelectronics, life and health sciences and industrial markets.  We operate within three distinct business segments: our Photonics Group, our Lasers Group and our Optics Group.  All of these groups offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources.  The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation.  The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and on the reported amounts of revenues and expenses during the reporting periods.  A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.  There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K.

Divestiture

During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, we considered the assets and liabilities of this business as held for sale as of December 28, 2013.  We completed the sale of this business in January 2014 for $5.7 million, consisting of an initial purchase price of $6.0 million, less an adjustment of $0.3 million based on the net assets of the business at closing.  The initial purchase price consisted of $5.35 million in cash and an unsecured note receivable of $0.65 million, and the net asset adjustment was repaid to the purchaser in cash.  We incurred $0.4 million in transaction costs.  The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, we wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  During the first quarter of 2014, we recognized a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date.  The net sales, operating income and cash flows of this business were not significant to our operations.

Stock-Based Compensation

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013
Cost of sales	$212	$209
Selling, general and administrative expenses	1,836	1,820
Research and development expense	289	240
	$2,337	$2,269

Results of Operations for the Three Months Ended March 29, 2014 and March 30, 2013

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	March 29,	March 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	55.4	58.4
Gross profit	44.6	41.6

Selling, general and administrative expenses	26.7	28.4
Research and development expense	9.6	9.9
Gain on sale of assets	(0.2)	-
Operating income	8.5	3.3

Interest and other expense, net	(0.6)	(1.6)
Income before income taxes	7.9	1.7

Income tax provision (benefit)	2.5	(0.3)
Net income	5.4	2.0
Net income (loss) attributable to non-controlling interests	0.0	(0.0)
Net income attributable to Newport Corporation	5.4%	2.0%

Net Sales

Net sales for the three months ended March 29, 2014 increased by $14.3 million, or 10.8%, compared with the corresponding period in 2013.  For the three months ended March 29, 2014, net sales by our Photonics Group increased $1.1 million, or 1.9%; net sales by our Lasers Group increased $7.6 million, or 19.5%; and net sales by our Optics Group increased $5.6 million, or 15.8%, compared with the corresponding prior year period.  For the first quarter of 2014, we experienced increases in net sales in our microelectronics, life and health sciences, scientific research and industrial manufacturing and other end markets, offset in part by decreases in our defense and security end markets, compared with the first quarter of 2013.

Net sales to the scientific research market for the three months ended March 29, 2014 increased $1.0 million, or 3.2%, compared with the same period in 2013.  The increase in sales to this market was due primarily to a modest improvement in this market compared with the depressed sales levels in the first quarter of 2013 due to the uncertainty in governmental research funding levels at that time.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the defense and security markets for the three months ended March 29, 2014 decreased by $3.8 million, or 24.8%, compared with the same period in 2013.  Net sales to the defense and security end markets were negatively impacted by lower defense budgets and uncertainty in future defense spending levels, primarily in the United States and Israel, which lead to decreased sales of optics and photonics products.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market for the three months ended March 29, 2014 increased $6.2 million, or 22.5%, compared with the same period in 2013.  The increase in sales to this market in the current year period compared with the 2013 period was due primarily to increased sales to semiconductor equipment manufacturing customers relating to new development programs.

Net sales to the life and health sciences market for the three months ended March 29, 2014 increased $3.0 million, or 9.7%, compared with the same period in 2013.  The increase in sales to this market was due primarily to increased sales of products for surgical applications.

Net sales to our industrial manufacturing and other end markets for the three months ended March 29, 2014 increased $7.9 million, or 28.7%, compared with the same period in 2013.  The increase in sales to these markets was due primarily to increased sales of products used for optical communications applications.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended
(In thousands)	March 29, 2014	March 30, 2013	Increase	Percentage Increase
United States	$51,398	$50,069	$1,329	2.7%
Germany	21,215	16,421	4,794	29.2
Other European countries	20,272	19,373	899	4.6
Japan	17,246	14,095	3,151	22.4
Other Pacific Rim countries	26,254	22,572	3,682	16.3
Rest of world	10,505	10,077	428	4.2
	$146,890	$132,607	$14,283	10.8%

The increases in sales to customers in the United States for the three months ended March 29, 2014 compared with the corresponding period in 2013 was attributable primarily to higher sales to our microelectronics and industrial manufacturing and other end markets, offset in part by lower sales to our defense and security and scientific research end markets.

The increase in sales to customers in Germany for the three months ended March 29, 2014 compared with the corresponding period in 2013 was attributable primarily to higher sales to our life and health sciences, microelectronics, and industrial manufacturing and other end markets.  The increase in sales to customers in other countries in Europe for the three months ended March 29, 2014 compared with the corresponding period in 2013 was attributable primarily to higher sales to our industrial manufacturing and other end markets, offset in part by lower sales to our scientific research end market.

The increases in sales to customers in Japan for the three months ended March 29, 2014 compared with the corresponding period in 2013 was due primarily to higher sales to our scientific research and industrial manufacturing and other end markets.  The increase in sales to customers in Pacific Rim countries other than Japan for the three months ended March 29, 2014 compared with the corresponding period in 2013 was attributable to higher sales to our microelectronics and industrial manufacturing and other end markets, offset in part by lower sales to our life and health sciences end market.

The increase in sales to customers in the rest of the world for the three months ended March 29, 2014 compared with the corresponding period in 2013 was due to higher sales to customers in our industrial manufacturing and other end markets, offset in part by lower sales to defense customers in Israel.

Gross Margin

Gross margin was 44.6% and 41.6% for the three months ended March 29, 2014 and March 30, 2013, respectively.  The increase in gross margin in the current year period compared with the prior year period was due primarily to increased absorption of manufacturing overhead, resulting from higher sales and production levels, and a higher proportion of sales of higher margin products by our Optics and Photonics Groups.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $39.2 million, or 26.7% of net sales, and $37.6 million, or 28.4% of net sales, for the three months ended March 29, 2014 and March 30, 2013, respectively.  The increase in SG&A expenses in absolute dollars for the three months ended March 29, 2014 compared with the prior year period was due primarily to an increase of $1.2 million in personnel costs, resulting primarily from higher incentive compensation accruals.  We recorded minimal incentive accruals in the first quarter of 2013 due to the lack of expected payouts under our 2013 incentive plans as a result of business conditions during 2013.

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

Research and Development (R&D) Expense

R&D expense totaled $14.1 million, or 9.6% of net sales, and $13.1 million, or 9.9% of net sales, for the three months ended March 29, 2014 and March 30, 2013, respectively.  The increase in R&D expense in absolute dollars for the three months ended March 29, 2014 compared with the prior year period was due primarily to increased new product development costs in our Photonics and Lasers Groups.

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

Gain on Sale of Assets

As discussed in more detail under the heading “Divestiture” on page 18, we completed the sale of our advanced packaging systems business in January 2014.  In 2013, we recorded a loss relating to the anticipated sale of this business because the assets were held for sale as of December 28, 2013.  During the first quarter of 2014, we recognized a gain of $0.4 million to reduce such loss based on the final terms of the transaction and the net assets of the business on the closing date.

Interest and Other Expense, Net

Interest and other expense, net totaled $1.0 million and $2.1 million for the three months ended March 29, 2014 and March 30, 2013, respectively.  The decrease in interest and other expense, net for the three months ended March 29, 2014 compared with the same period in 2013 was due primarily to lower interest expense as a result of a lower average interest rate and a lower average outstanding balance on our Credit Facility (as defined on page 22) during the first quarter of 2014 compared with the average interest rate and average outstanding balance of the term loan under our previous credit facility during the first quarter of 2013.

Income Taxes

Our effective tax rate reflects a tax expense of 31.2% and a tax benefit of (19.6%) for the three months ended March 29, 2014 and March 30, 2013, respectively.  Our effective tax rate for the three months ended March 29, 2014 was unfavorably impacted by the expiration of the federal research credit, effective December 31, 2013.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $63.2 million as of March 29, 2014 from $64.2 million as of December 28, 2013.  This decrease was attributable primarily to cash used for net repayments of debt and purchases of property and equipment, offset in part by cash provided by our operating activities, proceeds from the sale of our advanced packaging systems business and proceeds from the issuance of common stock under employee stock plans.

Net cash provided by our operating activities of $9.4 million for the three months ended March 29, 2014 was attributable primarily to cash provided by our results of operations and an increase of $3.9 million in accrued expenses and other liabilities due to the timing of payments, offset in part by an increase in gross inventory of $6.5 million, an increase in accounts receivable of $3.2 million due to the timing of collections, and an increase in prepaid expenses and other assets of $2.9 million due to the timing of payments.

Net cash used in investing activities of $0.2 million for the three months ended March 29, 2014 was attributable primarily to purchases of property and equipment of $5.0 million, offset by proceeds from the sale of our advanced packaging systems business of $5.0 million.

Net cash used in financing activities of $10.8 million for the three months ended March 29, 2014 was attributable to net repayments of borrowings of $12.7 million, which consisted primarily of payments under our Credit Facility, and the purchase of the non-controlling interests in our Optical Metrology Ltd. subsidiary for $0.9 million, offset in part by proceeds of $2.8 million from the issuance of common stock under employee stock plans.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  At March 29, 2014, the outstanding balance under the Credit Facility was $70.5 million, with an effective interest rate of 1.94%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At March 29, 2014, based on our Consolidated Adjusted EBITDA, the $70.5 million borrowed under the Credit Facility, additional indebtedness (including capital leases) of $6.2 million and outstanding letters of credit of $3.3 million, we had approximately $133.5 million available for additional borrowing under the Credit Facility.

During 2011, we issued 200 million yen ($1.9 million at March 29, 2014) in private placement bonds through a Japanese bank.  These bonds bear interest at a rate of 0.62% per year, payable in cash semiannually in arrears on June 30 and December 31 of each year, and mature on June 30, 2014.  The bonds are included in the current portion of long-term debt in short-term borrowings, net in the accompanying consolidated balance sheets.

At March 29, 2014, we had (i) revolving lines of credit with Japanese banks; (ii) agreements with Japanese banks under which we sell trade notes receivable with recourse; (iii) loans with Japanese banks; and (iv) loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$0.7	$1.0	1.15% to 2.2%	No expiration dates
Japanese agreements for sale of receivables	$0.9	$4.4	1.48%	No expiration dates
Japanese loans	$0.2	$-	1.25% to 1.30%	Various dates through June 2016
Israeli loans	$1.7	$-	2.97% to 3.28%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during the three months ended March 29, 2014.  As of March 29, 2014, 3.9 million shares remained available for purchase under the program.  The terms of the Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.

During the remainder of 2014, we expect to use approximately $11 million to $13 million of cash for capital expenditures.

We expect that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our Credit Facility and other lines of credit, will be adequate to fund our operations in the ordinary course of business, our anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  While a substantial portion of our cash and cash equivalents, restricted cash and marketable securities is held outside of the United States, we currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents, restricted cash and/or marketable securities held in the United States, together with our cash flows from U.S. operations and the borrowing capacity under our Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures for at least the next twelve months and thereafter for the foreseeable future.  However, these expectations are based upon many assumptions and is subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 28, 2013 and elsewhere in this Quarterly Report on Form 10-Q.  In addition, under current tax laws and regulations, if cash and cash equivalents and investments held outside of the United States, which relate to undistributed earnings of certain of our foreign subsidiaries and are considered to be indefinitely reinvested, were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity, which updates the guidance in Topics 205 and 360.  ASU No. 2014-08 requires that the disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results.  ASU No. 2014-08 also requires additional disclosures regarding discontinued operations.  ASU No. 2014-08 is required to be applied prospectively for fiscal years and interim periods beginning after December 15, 2014.  The adoption of ASU No. 2014-08 is not expected to have a material impact on our financial position or results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of March 29, 2014.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	March 29, 2014
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$255	3.53
Fair value	$2

Foreign currency options
Israeli Shekel - call options	$5,393	3.67
Israeli Shekel - put options	(5,587)	3.54
	$(194)
Fair value	$108

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $63.2 million at March 29, 2014, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have various lines of credit, private placement bonds and other loans throughout the world, primarily in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of March 29, 2014:

	Expected Maturity Date
(US$ equivalent in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$1,200	$600	$-	$-	$-	$-	$1,800	$1,782
Weighted average interest rate	3.16%	2.97%	0.00%	0.00%	0.00%	0.00%	3.10%
Variable rate (US$)	$-	$-	$-	$-	$-	$70,500	$70,500	$69,567
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.94%	1.94%
Fixed rate (non-US$)	$2,680	$35	$19	$-	$-	$-	$2,734	$2,744
Weighted average interest rate	0.80%	1.61%	1.25%	0.00%	0.00%	0.00%	0.81%
Variable rate (non-US$)	$945	$-	$-	$-	$-	$-	$945	$945
Weighted average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%
Total debt obligations	$4,825	$635	$19	$-	$-	$70,500	$75,979	$75,038
Weighted average interest rate	1.52%	2.90%	1.25%	0.00%	0.00%	1.94%	1.92%

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 28, 2013 contains a full discussion of the risks associated with our business.  There have been no material changes to the risks described in our Annual Report on Form 10-K.

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

Dated: May 8, 2014	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.