Form 10-Q
period 2014-06-28
NEWPORT CORP
filed 2014-08-07
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________  to  ______________

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

Yes ☐  No ☒

As of July 25, 2014, 39,933,010 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$153,232	$134,234	$300,122	$266,841
Cost of sales	83,344	76,997	164,775	154,472
Gross profit	69,888	57,237	135,347	112,369

Selling, general and administrative expenses	42,085	38,067	81,291	75,675
Research and development expense	14,318	13,577	28,456	26,678
Gain on sale of assets	-	-	(411)	-
Operating income	13,485	5,593	26,011	10,016

Interest and other expense, net	(658)	(2,042)	(1,634)	(4,179)
Income before income taxes	12,827	3,551	24,377	5,837

Income tax provision	3,830	946	7,439	498
Net income	8,997	2,605	16,938	5,339
Net income (loss) attributable to non-controlling interests	45	(57)	100	(69)
Net income attributable to Newport Corporation	$8,952	$2,662	$16,838	$5,408

Net income	$8,997	$2,605	$16,938	$5,339
Other comprehensive income:
Foreign currency translation gains (losses)	(825)	777	(364)	(1,675)
Unrecognized net pension gains, net of tax	59	38	102	228
Unrealized losses on marketable securities, net of tax	(42)	(50)	(22)	(148)
Comprehensive income	$8,189	$3,370	$16,654	$3,744

Comprehensive income (loss) attributable to non-controlling interests	$46	$(85)	$115	$(146)
Comprehensive income attributable to Newport Corporation	8,143	3,455	16,539	3,890
Comprehensive income	$8,189	$3,370	$16,654	$3,744

Net income per share attributable to Newport Corporation:
Basic	$0.22	$0.07	$0.42	$0.14
Diluted	$0.22	$0.07	$0.42	$0.14

Shares used in per share calculations:
Basic	39,881	39,085	39,703	38,843
Diluted	40,528	39,361	40,513	39,311

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 28,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$67,896	$53,710
Restricted cash	1,725	2,305
Marketable securities	8,199	8,219
Accounts receivable, net of allowance for doubtful accounts of $1,330 and $1,441 as of June 28, 2014 and December 28, 2013, respectively	97,396	96,388
Inventories	111,646	103,383
Deferred income taxes	22,510	22,437
Prepaid expenses and other current assets	17,583	14,769
Total current assets	326,955	301,211

Property and equipment, net	83,871	80,516
Goodwill	78,757	78,801
Deferred income taxes	4,463	4,474
Intangible assets, net	62,406	67,342
Investments and other assets	30,930	32,885
	$587,382	$565,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings, net	$4,234	$4,861
Accounts payable	37,927	31,714
Accrued payroll and related expenses	39,630	31,015
Accrued expenses and other current liabilities	34,358	35,341
Total current liabilities	116,149	102,931

Long-term debt, net	70,795	83,646
Pension liabilities	27,915	27,093
Deferred income taxes and other liabilities	22,289	23,182

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,921,179 and 39,394,196 shares issued and outstanding as of June 28, 2014 and December 28, 2013, respectively	4,660	4,598
Capital in excess of par value	466,000	459,562
Accumulated other comprehensive loss	(3,917)	(3,619)
Accumulated deficit	(116,735)	(133,573)
Total stockholders’ equity of Newport Corporation	350,008	326,968
Non-controlling interests	226	1,409
Total stockholders’ equity	350,234	328,377
	$587,382	$565,229

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,938	$5,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,312	15,682
Gain on sale of assets	(411)	-
Provision for losses on inventories	2,439	3,775
Stock-based compensation expense	5,447	4,145
Provision for doubtful accounts	264	166
Loss on disposal of property and equipment	287	432
Deferred income taxes	(577)	(101)
Excess tax benefits from stock-based compensation	(2,625)	-
Increase (decrease) in cash, net of divestiture, due to changes in:
Accounts receivable	(3,985)	1,636
Inventories	(13,277)	(3,568)
Prepaid expenses and other assets	(2,602)	(3,896)
Accounts payable	6,204	1,048
Accrued payroll and related expenses	8,241	342
Accrued expenses and other liabilities	3,946	4,290
Other long-term liabilities	(999)	(5)
Net cash provided by operating activities	33,602	29,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,895)	(8,340)
Restricted cash	582	(139)
Proceeds from divestiture of business	5,030	-
Purchase of marketable securities	(661)	(2,400)
Proceeds from the sale or maturity of marketable securities	392	2,245
Net cash used in investing activities	(6,552)	(8,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and obligations under capital leases	(15,496)	(19,422)
Proceeds from short-term borrowings	5,430	1,683
Repayment of short-term borrowings	(3,613)	(3,495)
Purchase of non-controlling interests	(1,863)	-
Proceeds from the issuance of common stock under employee plans	2,642	4,266
Tax withholding payments related to net share settlement of equity awards	(2,922)	(1,993)
Excess tax benefits from stock-based compensation	2,625	-
Net cash used in financing activities	(13,197)	(18,961)
Impact of foreign exchange rate changes on cash balances	333	(271)
Net increase in cash and cash equivalents	14,186	1,419
Cash and cash equivalents at beginning of period	53,710	88,767
Cash and cash equivalents at end of period	$67,896	$90,186

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,032	$3,354
Cash paid during the period for income taxes, net	$3,935	$2,113
Property and equipment accrued in accounts payable	$708	$714

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

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

During the second quarter of 2014, the Company purchased all shares owned by the holder of the non-controlling interest in its Ophir Japan Ltd. subsidiary for $0.9 million.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the company satisfies a performance obligation.  ASU No. 2014-09 will become effective for interim and annual periods beginning after December 15, 2016 and can be applied either (i) retrospectively to each prior reporting period, or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  Early adoption is not permitted.  The Company is currently evaluating the expected impact of ASU No. 2014-09 on its financial position and results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

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

NOTE 4                         MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at June 28, 2014 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$7,943	$63	$-
Certificates of deposit	256	-	-
	$8,199	$63	$-

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at December 28, 2013 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$8,052	$85	$-
Certificates of deposit	167	-	-
	$8,219	$85	$-

The Company’s certificates of deposit mature within one year.  Money market funds do not have a maturity date.

There were no realized gains or losses on the sale of available for sale securities for the three and six months ended June 28, 2014 or the three and six months ended June 29, 2013.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of June 28, 2014.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	June 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$1,725	$1,725	$-	$-

Marketable securities:
Money market funds	7,943	7,943	-	-
Certificates of deposit	256	-	256	-
	8,199	7,943	256	-
Derivative assets:
Option contracts	149	-	149	-
Forward contracts	6	-	6	-
	155	-	155	-
Funds in investments and other assets:
Israeli pension funds	11,946	-	11,946	-
Group insurance contracts	7,023	-	7,023	-
	18,969	-	18,969	-
	$29,048	$9,668	$19,380	$-

Liabilities:
Derivative liabilities:
Option contracts	(22)	-	(22)	-

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

June 28, 2014

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	June 28, 2014		December 28, 2013
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$4,234	$4,227	$4,861	$4,851
Long-term debt	$70,795	$69,525	$83,646	$82,658

NOTE 6        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	June 28,	December 28,
	2014	2013
Raw materials and purchased parts	$65,979	$61,819
Work in process	18,800	19,577
Finished goods	26,867	21,987
Short-term inventories	$111,646	$103,383

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	June 28,	December 28,
	2014	2013
Raw materials and purchased parts	$1,719	$1,850
Finished goods	2,633	4,489
Long-term inventories	$4,352	$6,339

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

The activity in accrued warranty obligations was as follows:

	Six Months Ended
(In thousands)	June 28,	June 29,
	2014	2013
Balance at beginning of year	$3,285	$3,528
Additions charged to cost of sales	1,496	1,193
Warranty claims	(1,587)	(1,510)
Balance at end of period	$3,194	$3,211

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	June 28,	December 28,
	2014	2013
Deferred revenue	$12,067	$13,609
Deferred lease liability	5,271	5,448
Accrued and deferred taxes	4,415	3,130
Short-term accrued warranty obligations	3,021	3,093
Other	9,584	10,061
	$34,358	$35,341

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	June 28,	December 28,
	2014	2013
Cumulative foreign currency translation losses	$(2,674)	$(2,296)
Unrecognized net pension losses, net of tax	(2,297)	(2,399)
Unrealized gains on marketable securities, net of tax	1,054	1,076
	$(3,917)	$(3,619)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

NOTE 7        INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	June 28,	December 28,
	2014	2013
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $15,647 and $14,079 as of June 28, 2014 and December 28, 2013, respectively	$25,195	$26,805
Customer relationships, net of accumulated amortization of $35,401 and $32,614 as of June 28, 2014 and December 28, 2013, respectively	10,998	13,795
In-process research and development, net of accumulated amortization of $1,123 and $759 as of June 28, 2014 and December 28, 2013, respectively	6,794	7,162
Other, net of accumulated amortization of $6,461 and $6,324 as of June 28, 2014 and December 28, 2013, respectively	1,114	1,275
	44,101	49,037
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$62,406	$67,342

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

Amortization expense related to intangible assets totaled $2.4 million and $4.9 million for the three and six months ended June 28, 2014, respectively, and $2.6 million and $5.1 million for the three and six months ended June 29, 2013, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2014 (remaining)	$3,665
2015	6,937
2016	6,552
2017	5,569
2018	3,445
Thereafter	17,499
$43,667

The Company has excluded $0.4 million of estimated amortization expense related to certain in-process research and development from the table above, as it was uncertain as of June 28, 2014 when the technology will be completed and when the amortization will begin.

NOTE 8        INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Interest expense	$(595)	$(1,793)	$(1,256)	$(3,583)
Interest and dividend income	69	56	123	104
Derivative gain	137	171	125	373
Bank and portfolio asset management fees	(266)	(195)	(526)	(386)
Other expense, net	(3)	(281)	(100)	(687)
	$(658)	$(2,042)	$(1,634)	$(4,179)

NOTE 9        STOCK-BASED COMPENSATION

During the six months ended June 28, 2014, the Company granted 0.6 million restricted stock units and 0.6 million stock-settled stock appreciation rights with weighted average grant date fair values of $18.31 and $7.85, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Cost of sales	$279	$244	$491	$453
Selling, general and administrative expenses	2,465	1,373	4,301	3,193
Research and development expense	366	259	655	499
	$3,110	$1,876	$5,447	$4,145

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

At June 28, 2014, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $24.4 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 2.2 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at June 28, 2014 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At June 28, 2014, 0.3 million stock options with a weighted-average exercise price of $13.46 per share, intrinsic value of $1.2 million and remaining contractual term of 0.6 years were outstanding and were exercisable.  At June 28, 2014, 2.3 million stock-settled stock appreciation rights with a weighted-average base value of $13.84 per share, intrinsic value of $9.7 million and remaining contractual term of 4.8 years were outstanding, of which 1.2 million stock-settled stock appreciation rights with a weighted-average base value of $11.41 per share, intrinsic value of $7.9 million and remaining contractual term of 3.5 years were exercisable.

NOTE 10      DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	June 28,	December 28,
	2014	2013

Japanese revolving lines of credit	$690	$666
Japanese receivables financing facilities	2,476	615
Current portion of long-term debt	1,068	3,580
Total short-term borrowings	$4,234	$4,861

Total long-term debt was as follows:

(In thousands)	June 28,	December 28,
	2014	2013

U.S. revolving line of credit expiring July 2018	$70,500	$83,000
Israeli loans due through October 2015	1,358	2,110
Japanese private placement bonds due June 2014	-	1,902
Japanese loans due through June 2016	5	214
Total long-term debt	71,863	87,226
Current portion of long-term debt	1,068	3,580
Total long-term debt, less current portion	$70,795	$83,646

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

NOTE 11      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands, except per share data)	2014	2013	2014	2013

Net income attributable to Newport Corporation	$8,952	$2,662	$16,838	$5,408

Shares:
Weighted average shares outstanding - basic	39,881	39,085	39,703	38,843
Dilutive potential common shares, using treasury stock method	647	276	810	468
Weighted average shares outstanding - diluted	40,528	39,361	40,513	39,311

Net income per share attributable to Newport Corporation:
Basic	$0.22	$0.07	$0.42	$0.14
Diluted	$0.22	$0.07	$0.42	$0.14

For the three and six months ended June 28, 2014, an aggregate of 0.7 million stock appreciation rights, and for the three and six months ended June 28, 2013, an aggregate of 0.9 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.  For the three and six months ended June 29, 2013, 0.4 million restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method and, therefore, their inclusion would have been antidilutive.  For the three and six months ended June 28, 2014, 0.6 million performance-based restricted stock units, and for the three and six months ended June 29, 2013, an additional 0.7 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.  As of June 28, 2014, the Company could not determine that it is more likely than not that deferred tax assets related to certain domestic and foreign net operating loss carryforwards and certain other miscellaneous domestic and foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $2.3 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

The Company utilizes ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements.  Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, the Company is subject to taxation in many jurisdictions, and the calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If the Company ultimately determines that the payment of these liabilities will be unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines the liability no longer applies.  Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than it expects the ultimate assessment to be.  As a result of these adjustments, the Company’s effective tax rate in a given financial statement period could be materially affected.  As of June 28, 2014, the Company had $17.3 million of gross unrecognized tax benefits and a total of $14.3 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant for the three and six months ended June 28, 2014.

NOTE 13      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  No purchases were made under this program during the six months ended June 28, 2014.  As of June 28, 2014, 3.9 million shares remained available for purchase under the program.  The terms of the Company’s Credit Agreement dated July 18, 2013 permit the Company to purchase shares under the repurchase program during the term of such facility, subject to certain conditions and limitations.

In the second quarter of 2014, the Company cancelled 0.1 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $2.9 million at the time they were cancelled.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Service cost	$1,047	$1,133	$1,260	$1,438
Interest cost on benefit obligations	114	161	316	326
Expected return on plan assets	(71)	(51)	(141)	(103)
Amortization of net loss	45	62	90	124
	$1,135	$1,305	$1,525	$1,785

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

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended June 28, 2014:
Sales to external customers	$63,466	$47,113	$42,653	$153,232
Segment income	$14,400	$6,148	$4,989	$25,537

Three months ended June 29, 2013:
Sales to external customers	$55,449	$39,423	$39,362	$134,234
Segment income	$10,767	$4,225	$1,875	$16,867

Six months ended June 28, 2014:
Sales to external customers	$122,936	$93,587	$83,599	$300,122
Segment income	$27,946	$11,728	$9,545	$49,219

Six months ended June 29, 2013:
Sales to external customers	$113,816	$78,308	$74,717	$266,841
Segment income	$23,333	$7,358	$2,575	$33,266

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

June 28, 2014

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Segment income	$25,537	$16,867	$49,219	$33,266
Unallocated operating expenses	(12,052)	(11,274)	(23,619)	(23,250)
Gain on sale of assets	-	-	411	-
Interest and other expense, net	(658)	(2,042)	(1,634)	(4,179)
	$12,827	$3,551	$24,377	$5,837

NOTE 16      SUBSEQUENT EVENT

In July 2014, the Company entered into an agreement to acquire all of the capital stock of V-Gen Ltd. (V-Gen).  The transaction is subject to certain closing conditions and is expected to close in the third quarter of 2014.  V-Gen will enhance the Company’s fiber laser products and technology and will be included in the Company’s Lasers Group.

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, and three-dimensional non-contact measurement equipment.  Our products are used worldwide in a variety of industries, including scientific research, defense and security, microelectronics, life and health sciences and industrial markets.  We operate within three distinct business segments: our Photonics Group, our Lasers Group and our Optics Group.  All of these groups offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources.  The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation.  The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and on the reported amounts of revenues and expenses during the reporting periods.  A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.  There have been no material changes to the critical accounting policies disclosed in such Annual Report on Form 10-K.

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

Subsequent Event

In July 2014, we entered into an agreement to acquire all of the capital stock of V-Gen, Ltd. (V-Gen). The transaction is subject to certain closing conditions and is expected to close in the third quarter of 2014.  V-Gen will enhance our fiber laser products and technology and will be included in our Lasers Group.

Stock-Based Compensation

During the six months ended June 28, 2014, we granted 0.6 million restricted stock units and 0.6 million stock-settled stock appreciation rights with weighted average grant date fair values of $18.31 and $7.85, respectively.

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(In thousands)	2014	2013	2014	2013
Cost of sales	$279	$244	$491	$453
Selling, general and administrative expenses	2,465	1,373	4,301	3,193
Research and development expense	366	259	655	499
	$3,110	$1,876	$5,447	$4,145

Results of Operations for the Three and Six Months Ended June 28, 2014 and June 29, 2013

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.4	57.4	54.9	57.9
Gross profit	45.6	42.6	45.1	42.1

Selling, general and administrative expenses	27.5	28.4	27.1	28.4
Research and development expense	9.3	10.1	9.5	10.0
Gain on sale of assets	-	-	(0.1)	-
Operating income	8.8	4.1	8.6	3.7

Interest and other expense, net	(0.4)	(1.5)	(0.5)	(1.5)
Income before income taxes	8.4	2.6	8.1	2.2

Income tax provision	2.5	0.7	2.5	0.2
Net income	5.9	1.9	5.6	2.0
Net income (loss) attributable to non-controlling interests	0.0	(0.0)	0.0	(0.0)
Net income attributable to Newport Corporation	5.9%	1.9%	5.6%	2.0%

Net Sales

Net sales for the three months ended June 28, 2014 increased by $19.0 million, or 14.2%, compared with the corresponding period in 2013.  For the three months ended June 28, 2014, net sales by our Photonics Group increased $8.0 million, or 14.5%; net sales by our Lasers Group increased $7.7 million, or 19.5%; and net sales by our Optics Group increased $3.3 million, or 8.4%, compared with the corresponding prior year period.  Net sales for the six months ended June 28, 2014 increased by $33.3 million, or 12.5%, compared with the corresponding period in 2013.  For the six months ended June 28, 2014, net sales by our Photonics Group increased $9.1 million, or 8.0%; net sales by our Lasers Group increased $15.3 million, or 19.5%; and net sales by our Optics Group increased $8.9 million, or 11.9%, compared with the corresponding prior year period.  We experienced modest to significant increases in net sales in all of our end markets in the second quarter of 2014, and in all of our end markets except for the defense and security markets in the first half of 2014, compared with the same periods in 2013.

Net sales to the scientific research market for the three months ended June 28, 2014 increased $0.6 million, or 1.9%, compared with the same period in 2013.  Net sales to the scientific research market for the six months ended June 28, 2014 increased $1.5 million, or 2.5%, compared with the same period in 2013.  The increases in sales to this market during the current year periods compared with the same periods in 2013 were due primarily to a modest improvement in overall conditions in this market during the first half of 2014 compared with the depressed sales levels in the first half of 2013, which were caused by uncertainty in governmental research funding levels at that time.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the defense and security markets for the three months ended June 28, 2014 increased by $0.7 million, or 5.2%, compared with the same period in 2013.  Net sales to the defense and security markets for the six months ended June 28, 2014 decreased by $3.1 million, or 10.7%, compared with the same period in 2013.  The increase in sales to the defense and security markets for the three-month period was due primarily to increased sales of photonics products.  Sales to these markets for the six-month period in 2014 were negatively impacted by continued uncertainty in future defense spending levels, primarily in the United States and Israel, which led to decreased sales of optics products to OEM customers for existing programs, particularly in the first quarter.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market for the three months ended June 28, 2014 increased $11.9 million, or 40.8%, compared with the same period in 2013.  Net sales to the microelectronics market for the six months ended June 28, 2014 increased $18.1 million, or 31.9%, compared with the same period in 2013.  The increases in sales to this market in the current year periods compared with the 2013 periods were due primarily to increased sales to semiconductor equipment manufacturing customers relating to new development programs and to increased sales of laser products used for materials processing applications related to the manufacture of electronic products.

Net sales to the life and health sciences market for the three months ended June 28, 2014 increased $1.2 million, or 3.9%, compared with the same period in 2013.  Net sales to the life and health sciences market for the six months ended June 28, 2014 increased $4.3 million, or 6.8%, compared with the same period in 2013.  The increases in sales to this market in the current year periods compared with the same periods in 2013 were due primarily to increased sales of products for surgical and dental applications.

Net sales to our industrial manufacturing and other end markets for the three months ended June 28, 2014 increased $4.6 million, or 15.3%, compared with the same period in 2013.  Net sales to our industrial manufacturing and other end markets for the six months ended June 28, 2014 increased $12.5 million, or 21.7%, compared with the same period in 2013.  The increases in sales to these markets in the current year periods compared with the same periods in 2013 were due primarily to increased sales of products used for optical communications and graphics applications.  For the three-month period in 2014, we also had higher sales of products used in prototyping applications.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended
	June 28,	June 29,		Percentage
(In thousands)	2014	2013	Increase	Increase
United States	$59,125	$53,279	$5,846	11.0%
Germany	20,079	15,682	4,397	28.0
Other European countries	22,662	20,145	2,517	12.5
Japan	12,486	11,788	698	5.9
Other Pacific Rim countries	27,222	21,823	5,399	24.7
Rest of world	11,658	11,517	141	1.2
	$153,232	$134,234	$18,998	14.2%

	Six Months Ended
	June 28,	June 29,		Percentage
(In thousands)	2014	2013	Increase	Increase
United States	$110,523	$103,348	$7,175	6.9%
Germany	41,294	32,103	9,191	28.6
Other European countries	42,934	39,518	3,416	8.6
Japan	29,732	25,883	3,849	14.9
Other Pacific Rim countries	53,476	44,395	9,081	20.5
Rest of world	22,163	21,594	569	2.6
	$300,122	$266,841	$33,281	12.5%

The increases in sales to customers in the United States for the three and six months ended June 28, 2014 compared with the corresponding periods in 2013 were attributable primarily to higher sales to our microelectronics and industrial manufacturing and other end markets.  These increases were offset in part by lower sales to customers in our scientific research end market in both periods in 2014, lower sales to customers in our life and health sciences end market in the three-month period in 2014, and lower sales to customers in our defense and security end market in the six-month period in 2014, compared with the same periods in 2013.

The increases in sales to customers in Germany for the three and six months ended June 28, 2014 compared with the corresponding periods in 2013 were attributable to higher sales to customers in all of our end markets.  The increases in sales to customers in other countries in Europe for the three and six months ended June 28, 2014 compared with the corresponding periods in 2013 were attributable primarily to higher sales to our industrial manufacturing and other end markets and our microelectronics end market.  For the six-month period ended June 28, 2014, these increases were offset in part by lower sales to our scientific research and life and health sciences end markets.

The increases in sales to customers in Japan for the three and six months ended June 28, 2014 compared with the corresponding periods in 2013 were due primarily to higher sales to our industrial manufacturing and other end markets and our microelectronics end market, offset in part by lower sales to our scientific research and life and health sciences end markets.  The increases in sales to customers in Pacific Rim countries other than Japan for the three and six months ended June 28, 2014 compared with the corresponding periods in 2013 were attributable to higher sales to all of our end markets, except for slightly lower sales to customers in our defense and security end markets.

The increases in sales to customers in the rest of the world for the three and six months ended June 28, 2014 compared with the corresponding periods in 2013 were due to higher sales to customers in all of our end markets, except for lower sales to defense customers in Israel for the six-month period.

Gross Margin

Gross margin was 45.6% and 42.6% for the three months ended June 28, 2014 and June 29, 2013, respectively, and gross margin was 45.1% and 42.1% for the six months ended June 28, 2014 and June 29, 2013, respectively.  The increases in gross margin for the three and six months ended June 28, 2014 compared with the prior year periods were due primarily to increased absorption of manufacturing overhead, resulting from higher sales and production levels, and a higher proportion of sales of higher margin products by our Optics and Photonics Groups.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $42.1 million, or 27.5% of net sales, and $38.1 million, or 28.4% of net sales, for the three months ended June 28, 2014 and June 29, 2013, respectively.  SG&A expenses totaled $81.3 million, or 27.1% of net sales, and $75.7 million, or 28.4% of net sales, for the six months ended June 28, 2014 and June 29, 2013, respectively.  The increases in SG&A expenses in absolute dollars for the three and six months ended June 28, 2014 compared with the prior year periods were due to increases of $4.6 million and $5.8 million, respectively, in personnel costs, resulting primarily from higher incentive compensation and stock-based compensation expenses.  We recorded minimal cash incentive compensation expenses during the 2013 periods due to the lack of expected payouts under our 2013 incentive plans.

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

Research and Development (R&D) Expense

R&D expense totaled $14.3 million, or 9.3% of net sales, and $13.6 million, or 10.1% of net sales, for the three months ended June 28, 2014 and June 29, 2013, respectively.  R&D expense totaled $28.5 million, or 9.5% of net sales, and $26.7 million, or 10.0% of net sales, for the six months ended June 28, 2014 and June 29, 2013, respectively.  The increases in R&D expense in absolute dollars for the three and six months ended June 28, 2014 compared with the prior year periods were due primarily to increased incentive compensation expenses.

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

Gain on Sale of Assets

As discussed in more detail under the heading “Divestiture” on page 19, we completed the sale of our advanced packaging systems business in January 2014.  Such assets were held for sale as of December 28, 2013, and we recorded a loss relating to the anticipated sale of this business in 2013 based on the terms that had been negotiated with the purchaser.  During the first quarter of 2014, we recognized a gain of $0.4 million to reduce such loss based on the final terms of the transaction and the net assets of the business on the closing date.

Interest and Other Expense, Net

Interest and other expense, net totaled $0.7 million and $2.0 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $1.6 million and $4.2 million for the six months ended June 28, 2014 and June 29, 2013, respectively.  The decreases in interest and other expense, net for the three and six months ended June 28, 2014 compared with the same periods in 2013 was due primarily to lower interest expense as a result of a lower average interest rate and a lower average outstanding balance on our Credit Facility (as defined on page 24) during the three and six months ended June 28, 2014 compared with the average interest rate and average outstanding balance of the term loan under our previous credit facility during the corresponding periods in 2013.

Income Taxes

Our effective tax rate was 29.9% and 26.6% for the three months ended June 28, 2014 and June 29, 2013, respectively, and 30.5% and 8.5% for the six months ended June 28, 2014 and June 29, 2013, respectively.  Our effective tax rate for the three and six months ended June 28, 2014 was unfavorably impacted by the expiration of the federal research credit, effective December 31, 2013.  Our effective tax rate for the six months ended June 29, 2013 was favorably impacted by the retroactive extension of the federal research credit for 2012 and the reversal of an uncertain foreign tax position related to a Japanese subsidiary, due to the expiration of the applicable audit statute of limitations.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances increased to a total of $77.8 million as of June 28, 2014 from $64.2 million as of December 28, 2013.  This increase was attributable primarily to cash provided by our operating activities and proceeds from the sale of our advanced packaging systems business, offset in part by cash used for net repayments of debt and purchases of property and equipment.

Net cash provided by our operating activities of $33.6 million for the six months ended June 28, 2014 was attributable primarily to cash provided by our results of operations and to increases in accrued payroll and other expenses of $8.2 million, accounts payable of $6.2 million and accrued expenses and other liabilities of $3.9 million, due to the timing of payments, offset in part by an increase in gross inventory of $13.3 million, an increase in accounts receivable of $4.0 million due to the timing of collections, and an increase in prepaid expenses and other assets of $2.6 million due to the timing of payments.

Net cash used in investing activities of $6.6 million for the six months ended June 28, 2014 was attributable primarily to purchases of property and equipment of $11.9 million, offset by proceeds from the sale of our advanced packaging systems business of $5.0 million.

Net cash used in financing activities of $13.2 million for the six months ended June 28, 2014 was attributable to net repayments of borrowings of $13.7 million, which consisted primarily of payments under our Credit Facility and repayment of our Japanese private placement bonds, payments of $2.9 million in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans and the purchase of the non-controlling interests in our Optical Metrology Ltd. and Ophir Japan Ltd. subsidiaries for a total of $1.9 million, offset in part by proceeds of $2.6 million from the issuance of common stock under employee stock plans and an excess tax benefit of $2.6 million related to these plans.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  At June 28, 2014, the outstanding balance under the Credit Facility was $70.5 million, with an effective interest rate of 1.69%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At June 28, 2014, based on our Consolidated Adjusted EBITDA, the $70.5 million borrowed under the Credit Facility, additional indebtedness (including capital leases) of $5.2 million and outstanding letters of credit of $3.3 million, we had approximately $153.0 million available for additional borrowing under the Credit Facility.

At June 28, 2014, we had (i) revolving lines of credit with Japanese banks; (ii) agreements with Japanese banks under which we sell trade notes receivable with recourse; and (iii) loans with Israeli banks, as follows:

Description	Principal Amount Outstanding (in millions)	Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$0.7	$1.0	1.15% to 2.2%	No expiration dates
Japanese agreements for sale of receivables	$2.5	$2.9	1.48%	No expiration dates
Israeli loans	$1.4	$-	2.97% to 3.28%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  No purchases were made under this program during the six months ended June 28, 2014.  As of June 28, 2014, 3.9 million shares remained available for purchase under the program.  The terms of the Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.

During the remainder of 2014, we expect to use approximately $10 million to $13 million of cash for capital expenditures.

We expect that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our Credit Facility and other lines of credit, will be adequate to fund our operations in the ordinary course of business, our pending acquisition of V-Gen and anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  While a substantial portion of our cash and cash equivalents, restricted cash and marketable securities is held outside of the United States, we currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents, restricted cash and/or marketable securities held in the United States, together with our cash flows from U.S. operations and the borrowing capacity under our Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures for at least the next twelve months and thereafter for the foreseeable future.  However, these expectations are based upon many assumptions and are subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 28, 2013 and elsewhere in this Quarterly Report on Form 10-Q.  In addition, under current tax laws and regulations, if cash and cash equivalents and investments held outside of the United States, which relate to undistributed earnings of certain of our foreign subsidiaries and are considered to be indefinitely reinvested, were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

Except for the aforementioned pending acquisition and anticipated capital expenditures, we have no present agreements or commitments with respect to any material acquisitions of businesses, products, product rights or technologies or any other material capital expenditures.  We will continue to evaluate acquisitions of and/or investments in products, technologies, capital equipment or improvements and companies that complement our business and may make such acquisitions and/or investments in the future.  However, our Credit Agreement only permits us to make investments and acquisitions under certain circumstances, and restricts our ability to incur additional indebtedness, which limits to some extent our ability to make such acquisitions and investments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognized revenue when (or as) the company satisfies a performance obligation.  ASU No. 2014-09 will become effective for interim and annual periods beginning after December 15, 2016 and can be applied either (i) retrospectively to each prior reporting period or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  Early adoption is not permitted.  We are currently evaluating the expected impact of ASU No. 2014-09 on our financial position and results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of June 28, 2014.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	June 28, 2014
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$387	3.49
Fair value	$6

Foreign currency options
Israeli Shekel - call options	$6,261	3.53
Israeli Shekel - put options	(6,445)	3.53
	$(184)
Fair value	$127

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $77.8 million at June 28, 2014, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have various lines of credit and other loans throughout the world, primarily in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of June 28, 2014:

	Expected Maturity Date
(US$ equivalent in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$763	$595	$-	$-	$-	$-	$1,358	$1,389
Weighted average interest rate	3.32%	2.99%	0.00%	0.00%	0.00%	0.00%	3.18%
Variable rate (US$)	$-	$-	$-	$-	$70,500	$-	$70,500	$69,233
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	1.69%	0.00%	1.69%
Fixed rate (non-US$)	$695	$-	$-	$-	$-	$-	$695	$654
Weighted average interest rate	1.15%	0.00%	0.00%	0.00%	0.00%	0.00%	1.15%
Variable rate (non-US$)	$2,476	$-	$-	$-	$-	$-	$2,476	$2,476
Weighted average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%
Total debt obligations	$3,934	$595	$-	$-	$70,500	$-	$75,029	$73,752
Weighted average interest rate	1.78%	2.99%	0.00%	0.00%	1.69%	0.00%	1.70%

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

Dated: August 7, 2014	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.