Form 10-Q
period 2014-09-27
NEWPORT CORP
filed 2014-11-06
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Yes ☐  No ☒

As of October 31, 2014, 39,847,342 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net sales	$146,299	$139,037	$446,421	$405,878
Cost of sales	80,334	79,306	245,109	233,778
Gross profit	65,965	59,731	201,312	172,100

Selling, general and administrative expenses	39,122	35,649	120,413	111,324
Research and development expense	14,082	13,129	42,538	39,807
Loss (gain) on sale of assets	-	4,517	(411)	4,517
Operating income	12,761	6,436	38,772	16,452

Loss on extinguishment of debt	-	(3,355)	-	(3,355)
Interest and other expense, net	(958)	(1,293)	(2,592)	(5,472)
Income before income taxes	11,803	1,788	36,180	7,625

Income tax provision	2,330	1,199	9,769	1,697
Net income	9,473	589	26,411	5,928
Net income attributable to non-controlling interests	3	152	103	83
Net income attributable to Newport Corporation	$9,470	$437	$26,308	$5,845

Net income	$9,473	$589	$26,411	$5,928
Other comprehensive income:
Foreign currency translation gains (losses)	(7,203)	2,995	(7,567)	1,320
Unrecognized net pension gains (losses), net of tax	204	(67)	306	161
Unrealized gains (losses) on marketable securities, net of tax	(155)	22	(177)	(126)
Comprehensive income	$2,319	$3,539	$18,973	$7,283

Comprehensive income (loss) attributable to non-controlling interests	$(5)	$154	$110	$8
Comprehensive income attributable to Newport Corporation	2,324	3,385	18,863	7,275
Comprehensive income	$2,319	$3,539	$18,973	$7,283

Net income per share attributable to Newport Corporation:
Basic	$0.24	$0.01	$0.66	$0.15
Diluted	$0.23	$0.01	$0.65	$0.15

Shares used in per share calculations:
Basic	39,921	39,121	39,776	38,935
Diluted	40,612	39,657	40,546	39,426

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 27,	December 28,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$68,980	$53,710
Restricted cash	1,622	2,305
Marketable securities	300	8,219
Accounts receivable, net of allowance for doubtful accounts of $1,602 and $1,441 as of September 27, 2014 and December 28, 2013, respectively	98,722	96,388
Inventories	112,653	103,383
Deferred income taxes	22,381	22,437
Prepaid expenses and other current assets	16,228	14,769
Total current assets	320,886	301,211

Property and equipment, net	82,836	80,516
Goodwill	78,303	78,801
Deferred income taxes	4,236	4,474
Intangible assets, net	60,077	67,342
Investments and other assets	29,664	32,885
	$576,002	$565,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,180	$4,861
Accounts payable	33,957	31,714
Accrued payroll and related expenses	33,371	31,015
Accrued expenses and other current liabilities	34,038	35,341
Total current liabilities	103,546	102,931

Long-term debt	71,148	83,646
Pension liabilities	26,509	27,093
Deferred income taxes and other liabilities	20,366	23,182

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,819,550 and 39,394,196 shares issued and outstanding as of September 27, 2014 and December 28, 2013, respectively	4,650	4,598
Capital in excess of par value	467,891	459,562
Accumulated other comprehensive loss	(11,064)	(3,619)
Accumulated deficit	(107,265)	(133,573)
Total stockholders’ equity of Newport Corporation	354,212	326,968
Non-controlling interests	221	1,409
Total stockholders’ equity	354,433	328,377
	$576,002	$565,229

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,411	$5,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,271	23,079
Loss (gain) on sale of assets	(411)	4,517
Provision for losses on inventories	4,429	5,610
Stock-based compensation expense	8,588	6,590
Provision for doubtful accounts	585	198
Loss on disposal of property and equipment	370	516
Loss on extinguishment of debt	-	3,355
Deferred income taxes	(929)	16
Excess tax benefits from stock-based compensation	(4,403)	-
Increase (decrease) in cash, net of divestiture, due to changes in:
Accounts receivable	(7,576)	(6,987)
Inventories	(20,183)	(3,897)
Prepaid expenses and other assets	27	(3,938)
Accounts payable	3,763	329
Accrued payroll and related expenses	2,569	(1,123)
Accrued expenses and other liabilities	4,447	5,760
Other long-term liabilities	(977)	119
Net cash provided by operating activities	38,981	40,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,993)	(10,972)
Restricted cash	600	(278)
Proceeds from divestiture of business	5,030	-
Purchase of marketable securities	(1,414)	(2,485)
Proceeds from the sale or maturity of marketable securities	8,509	5,784
Net cash used in investing activities	(5,268)	(7,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,000	120,000
Debt issuance costs	-	(1,484)
Repayment of long-term debt and obligations under capital leases	(20,200)	(191,936)
Proceeds from short-term borrowings	5,766	4,510
Repayment of short-term borrowings	(5,635)	(7,642)
Purchases of non-controlling interests	(1,863)	-
Proceeds from the issuance of common stock under employee plans	4,156	4,482
Tax withholding payments related to net share settlement of equity awards	(2,940)	(1,994)
Purchases of the Company’s common stock	(4,480)	-
Excess tax benefits from stock-based compensation	4,403	-
Net cash used in financing activities	(16,793)	(74,064)
Impact of foreign exchange rate changes on cash balances	(1,650)	504
Net increase in cash and cash equivalents	15,270	(41,439)
Cash and cash equivalents at beginning of period	53,710	88,767
Cash and cash equivalents at end of period	$68,980	$47,328

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,490	$4,171
Cash paid during the period for income taxes, net	$4,065	$2,637
Property and equipment accrued in accounts payable	$123	$173

See accompanying notes.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU No. 2014-15 will become effective for annual periods beginning after December 15, 2016 and early adoption is permitted.  The adoption of ASU No. 2014-15 will not have an impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

NOTE 3                         ACQUISITION AND DIVESTITURE

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

In July 2014, the Company entered into an agreement to acquire all of the capital stock of V-Gen Ltd. (V-Gen), and the transaction subsequently closed in the Company’s fourth quarter, on September 29, 2014.   The final purchase price of $36.6 million was paid in cash and consisted of an initial purchase price of $34.0 million, plus an adjustment of $2.6 million based on a calculation of V-Gen’s net working capital and cash balances at the closing date.  The Company incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income.  V-Gen enhances the Company’s fiber laser products and technology and is included in the Company’s Lasers Group as of September 29, 2014.  The Company has not disclosed the fair value of assets and liabilities acquired or supplemental pro forma financial information for this acquisition, as the initial accounting for this transaction has not been completed.

NOTE 4                         MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at September 27, 2014 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$7	$-	$-
Certificates of deposit	293	-	-
	$300	$-	$-

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

The gross realized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Gross realized gains	$134	$-	$134	$-
Gross realized losses	-	-	-	-
	$134	$-	$134	$-

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

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of September 27, 2014.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	September 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$1,622	$1,622	$-	$-

Marketable securities:
Money market funds	7	7	-	-
Certificates of deposit	293	-	293	-
	300	7	293	-
Derivative assets:
Option contracts	38	-	38	-

Funds in investments and other assets:
Israeli pension funds	11,430	-	11,430	-
Group insurance contracts	6,509	-	6,509	-
	17,939	-	17,939	-
	$19,899	$1,629	$18,270	$-

Liabilities:
Derivative liabilities:
Option contracts	(14)	-	(14)	-
Forward contracts	(298)	-	(298)	-
	$(312)	$-	$(312)	$-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 28, 2013.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,305	$2,305	$-	$-

Marketable securities:
Money market funds	8,052	8,052	-	-
Certificates of deposit	167	-	167	-
	8,219	8,052	167	-
Derivative assets:
Option contracts	269	-	269	-

Funds in investments and other assets:
Israeli pension funds	11,489	-	11,489
Group insurance contracts	6,895	-	6,895	-
	18,384	-	18,384	-
	$29,177	$10,357	$18,820	$-
Liabilities:
Derivative liabilities:
Option contracts	$10	$-	$10	$-

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	September 27, 2014		December 28, 2013
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$2,180	$2,176	$4,861	$4,851
Long-term debt	$71,148	$69,536	$83,646	$82,658

NOTE 6                         SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	September 27,	December 28,
	2014	2013
Raw materials and purchased parts	$66,635	$61,819
Work in process	19,176	19,577
Finished goods	26,842	21,987
Short-term inventories	$112,653	$103,383

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	September 27,	December 28,
	2014	2013
Raw materials and purchased parts	$2,057	$1,850
Finished goods	3,198	4,489
Long-term inventories	$5,255	$6,339

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

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
(In thousands)	September 27,	September 28,
	2014	2013
Balance at beginning of year	$3,285	$3,528
Additions charged to cost of sales	2,134	1,817
Warranty claims	(2,487)	(2,112)
Balance at end of period	$2,932	$3,233

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	September 27,	December 28,
	2014	2013
Deferred revenue	$13,059	$13,609
Deferred lease liability	5,165	5,448
Accrued and deferred taxes	4,144	3,130
Short-term accrued warranty obligations	2,760	3,093
Other	8,910	10,061
	$34,038	$35,341

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	September 27,	December 28,
	2014	2013
Cumulative foreign currency translation losses	$(9,870)	$(2,296)
Unrecognized net pension losses, net of tax	(2,093)	(2,399)
Unrealized gains on marketable securities, net of tax	899	1,076
	$(11,064)	$(3,619)

NOTE 7                         INTANGIBLE ASSETS

Intangible assets were as follows:

(In thousands)	September 27,	December 28,
	2014	2013
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $16,143 and $14,079 as of September 27, 2014 and December 28, 2013, respectively	$24,227	$26,805
Customer relationships, net of accumulated amortization of $36,327 and $32,614 as of September 27, 2014 and December 28, 2013, respectively	9,971	13,795
In-process research and development, net of accumulated amortization of $1,310 and $759 as of September 27, 2014 and December 28, 2013, respectively	6,576	7,162
Other, net of accumulated amortization of $6,334 and $6,324 as of September 27, 2014 and December 28, 2013, respectively	998	1,275
	41,772	49,037
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$60,077	$67,342

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

Amortization expense related to intangible assets totaled $1.9 million and $6.8 million for the three and nine months ended September 27, 2014, respectively, and $2.6 million and $7.7 million for the three and nine months ended September 28, 2013, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2014 (remaining)	$1,755
2015	6,857
2016	6,484
2017	5,521
2018	3,396
Thereafter	17,355
$41,368

The Company has excluded $0.4 million of estimated amortization expense related to certain in-process research and development from the table above, as it was uncertain as of September 27, 2014 when the technology will be completed and when the amortization will begin.

NOTE 8                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013
Interest expense	$(522)	$(1,087)	$(1,779)	$(4,670)
Interest and dividend income	129	46	252	151
Derivative gain (loss)	(372)	167	(248)	541
Bank and portfolio asset management fees	(293)	(245)	(819)	(631)
Other income (expense), net	100	(174)	2	(863)
	$(958)	$(1,293)	$(2,592)	$(5,472)

NOTE 9                         STOCK-BASED COMPENSATION

During the nine months ended September 27, 2014, the Company granted 0.6 million restricted stock units and 0.6 million stock-settled stock appreciation rights with weighted average grant date fair values of $18.31 and $7.85, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013
Cost of sales	$271	$233	$762	$686
Selling, general and administrative expenses	2,508	1,921	6,809	5,114
Research and development expense	362	291	1,017	790
	$3,141	$2,445	$8,588	$6,590

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

At September 27, 2014, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $22.4 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 2.1 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at September 27, 2014 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At September 27, 2014, 0.2 million stock options with a weighted-average exercise price of $13.64 per share, intrinsic value of $0.6 million and remaining contractual term of 0.6 years were outstanding and were exercisable.  At September 27, 2014, 2.3 million stock-settled stock appreciation rights with a weighted-average base value of $13.94 per share, intrinsic value of $8.6 million and remaining contractual term of 4.6 years were outstanding, of which 1.2 million stock-settled stock appreciation rights with a weighted-average base value of $11.54 per share, intrinsic value of $7.0 million and remaining contractual term of 3.2 years were exercisable.

NOTE 10                  DEBT AND LINES OF CREDIT

Total short-term debt was as follows:

(In thousands)	September 27,	December 28,
	2014	2013

Japanese revolving lines of credit	$640	$666
Japanese receivables financing facilities	715	615
Current portion of long-term debt	825	3,580
Total short-term borrowings	$2,180	$4,861

Total long-term debt was as follows:

(In thousands)	September 27,	December 28,
	2014	2013

U.S. revolving line of credit expiring July 2018	$71,000	$83,000
Israeli loans due through October 2015	973	2,110
Japanese private placement bonds	-	1,902
Japanese loans	-	214
Total long-term debt	71,973	87,226
Current portion of long-term debt	825	3,580
Total long-term debt, less current portion	$71,148	$83,646

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

NOTE 11      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands, except per share data)	2014	2013	2014	2013

Net income attributable to Newport Corporation	$9,470	$437	$26,308	$5,845

Shares:
Weighted average shares outstanding - basic	39,921	39,121	39,776	38,935
Dilutive potential common shares, using treasury stock method	691	536	770	491
Weighted average shares outstanding - diluted	40,612	39,657	40,546	39,426

Net income per share attributable to Newport Corporation:
Basic	$0.24	$0.01	$0.66	$0.15
Diluted	$0.23	$0.01	$0.65	$0.15

For the three and nine months ended September 27, 2014, 0.7 million stock appreciation rights, and for the three and nine months ended September 28, 2013, an aggregate of 1.5 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.  For the three and nine months ended September 28, 2013, eight thousand restricted stock units were excluded from the computations of diluted net income per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method and, therefore, their inclusion would have been antidilutive.  For the three and nine months ended September 27, 2014, 0.6 million performance-based restricted stock units, and for the three and nine months ended September 28, 2013, an additional 0.7 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.

NOTE 12      INCOME TAXES

Income tax expense for the three and nine months ended September 27, 2014 and September 28, 2013 consisted of a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company, adjusted for items which are considered discrete to a particular period.  The effective tax rates for the three and nine months ended September 27, 2014 were 19.7% and 27.0%, respectively, and the effective tax rates for the three and nine months ended September 28, 2013 were 67.1% and 22.3%, respectively.

The effective tax rates for the current year periods are lower than the U.S. statutory rate of 35% due primarily to the favorable impact of an Extraterritorial Income exclusion benefit and a reduction of the corresponding uncertain tax position, which were recorded as discrete items during the third quarter of 2014, as well as the benefit of income recorded in foreign jurisdictions that have tax rates that are lower than U.S. tax rates.

NOTE 13      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  During the nine months ended September 27, 2014, the Company repurchased 0.2 million shares for a total of $4.5 million under this program.  As of September 27, 2014, 3.6 million shares remained available for purchase under the program.

During the nine months ended September 27, 2014, the Company cancelled 0.1 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $2.9 million at the time they were cancelled.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013
Service cost	$482	$687	$1,740	$2,108
Interest cost on benefit obligations	198	162	514	486
Expected return on plan assets	(70)	(51)	(211)	(154)
Amortization of net loss	44	62	134	187
	$654	$860	$2,177	$2,627

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

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended September 27, 2014:
Sales to external customers	$59,757	$44,228	$42,314	$146,299
Segment income	$12,255	$6,423	$4,949	$23,627

Three months ended September 28, 2013:
Sales to external customers	$57,508	$38,923	$42,606	$139,037
Segment income	$13,213	$3,432	$4,421	$21,066

Nine months ended September 27, 2014:
Sales to external customers	$182,693	$137,815	$125,913	$446,421
Segment income	$40,201	$18,151	$14,494	$72,846

Nine months ended September 28, 2013:
Sales to external customers	$171,324	$117,231	$117,323	$405,878
Segment income	$36,546	$10,790	$6,996	$54,332

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

September 27, 2014

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013
Segment income	$23,627	$21,066	$72,846	$54,332
Unallocated operating expenses	(10,866)	(10,113)	(34,485)	(33,363)
(Loss) gain on sale of assets	-	(4,517)	411	(4,517)
Loss on extinguishment of debt	-	(3,355)		(3,355)
Interest and other expense, net	(958)	(1,293)	(2,592)	(5,472)
	$11,803	$1,788	$36,180	$7,625

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

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying unaudited consolidated financial statements.

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

Acquisition and Divestiture

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

In July 2014, we entered into an agreement to acquire all of the capital stock of V-Gen, Ltd. (V-Gen), and the transaction subsequently closed in our fourth quarter, on September 29, 2014. The final purchase price of $36.6 million was paid in cash and consisted of an initial purchase price of $34.0 million, plus an adjustment of $2.6 million based on a calculation of V-Gen’s net working capital and cash balances at the closing date. The Company incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income.  V-Gen enhances our fiber laser products and technology and is included in our Lasers Group as of September 29, 2014.

Stock-Based Compensation

During the nine months ended September 27, 2014, we granted 0.6 million restricted stock units and 0.6 million stock-settled stock appreciation rights with weighted average grant date fair values of $18.31 and $7.85, respectively.

The total stock-based compensation expense included in our consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(In thousands)	2014	2013	2014	2013
Cost of sales	$271	$233	$762	$686
Selling, general and administrative expenses	2,508	1,921	6,809	5,114
Research and development expense	362	291	1,017	790
	$3,141	$2,445	$8,588	$6,590

Results of Operations for the Three and Nine Months Ended September 27, 2014 and September 28, 2013

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.9	57.0	54.9	57.6
Gross profit	45.1	43.0	45.1	42.4

Selling, general and administrative expenses	26.8	25.6	27.0	27.4
Research and development expense	9.6	9.5	9.5	9.8
Loss (gain) on sale of assets	-	3.3	(0.1)	1.1
Operating income	8.7	4.6	8.7	4.1

Loss on extinguishment of debt	-	(2.4)	-	(0.8)
Interest and other expense, net	(0.6)	(0.9)	(0.6)	(1.4)
Income before income taxes	8.1	1.3	8.1	1.9

Income tax provision	1.6	0.9	2.2	0.4
Net income	6.5	0.4	5.9	1.5
Net income attributable to non-controlling interests	0.0	0.1	0.0	0.0
Net income attributable to Newport Corporation	6.5%	0.3%	5.9%	1.5%

Net Sales

Net sales for the three months ended September 27, 2014 increased by $7.3 million, or 5.2%, compared with the corresponding period in 2013.  For the three months ended September 27, 2014, net sales by our Photonics Group increased $2.2 million, or 3.9%; net sales by our Lasers Group increased $5.3 million, or 13.6%; and net sales by our Optics Group decreased $0.3 million, or 0.7%, compared with the corresponding prior year period.  Net sales for the nine months ended September 27, 2014 increased by $40.5 million, or 10.0%, compared with the corresponding period in 2013.  For the nine months ended September 27, 2014, net sales by our Photonics Group increased $11.4 million, or 6.6%; net sales by our Lasers Group increased $20.6 million, or 17.6%; and net sales by our Optics Group increased $8.6 million, or 7.3%, compared with the corresponding prior year period.  During the three and nine months ended September 27, 2014, we experienced modest to significant increases in net sales in all of our end markets compared with the same periods in 2013, except for our defense and security end market.  These increases were offset in part by reductions in sales resulting from the divestiture of our advanced packaging systems business in January 2014.  Our net sales for the three and nine months ended September 28, 2013 included sales by this business of $3.9 million and $8.5 million, respectively.  We had no corresponding sales by this business in the three months ended September 27, 2014 and only $0.1 million in sales by this business in the nine months ended September 27, 2014.

Net sales to the scientific research market for the three months ended September 27, 2014 increased $3.1 million, or 10.6%, compared with the same period in 2013.  Net sales to the scientific research market for the nine months ended September 27, 2014 increased $4.6 million, or 5.1%, compared with the same period in 2013.  The increases in sales to this market during the current year periods compared with the same periods in 2013 were due primarily to a modest improvement in overall conditions in this market during the first nine months of 2014 compared with the depressed sales levels in the first nine months of 2013, which were caused by uncertainty in governmental research funding levels at that time.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the defense and security markets for the three months ended September 27, 2014 decreased by $2.5 million, or 15.9%, compared with the same period in 2013.  Net sales to the defense and security markets for the nine months ended September 27, 2014 decreased by $5.6 million, or 12.5%, compared with the same period in 2013.  The decreases in sales to the defense and security markets for the three and nine month periods in 2014 compared with the corresponding prior year periods were due primarily to continued uncertainty in future defense spending levels, primarily in the United States and Israel, which led to decreased sales of optics products to OEM customers for existing programs.  The decreases were also due to the divestiture of our advanced packaging systems business, which contributed net sales to these markets of $1.1 million and $1.8 million in the three and nine months ended September 28, 2013, respectively, for which there were no corresponding sales in the 2014 periods.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

Net sales to the microelectronics market for the three months ended September 27, 2014 increased $2.4 million, or 7.0%, compared with the same period in 2013.  Net sales to the microelectronics market for the nine months ended September 27, 2014 increased $20.5 million, or 22.4%, compared with the same period in 2013.  The increases in sales to this market in the current year periods compared with the corresponding 2013 periods were due primarily to increased sales to semiconductor equipment manufacturing customers relating to new development programs and to increased sales of laser products used for materials processing applications related to the manufacture of electronic products.  These increases were offset in part by a reduction in sales of advanced packaging systems due to our divesture of that business in January 2014.  Our advanced packaging systems business contributed net sales to this market of $1.1 million and $2.4 million in the three and nine months ended September 28, 2013, respectively, for which there were no significant corresponding sales in the 2014 periods.

Net sales to the life and health sciences market for the three months ended September 27, 2014 increased $1.9 million, or 6.5%, compared with the same period in 2013.  Net sales to the life and health sciences market for the nine months ended September 27, 2014 increased $6.2 million, or 6.7%, compared with the same period in 2013.  The increases in sales to this market in the current year periods compared with the same periods in 2013 were due primarily to increased sales of products used for surgical and dental applications.

Net sales to our industrial manufacturing and other end markets for the three months ended September 27, 2014 increased $2.3 million, or 7.7%, compared with the same period in 2013.  Net sales to our industrial manufacturing and other end markets for the nine months ended September 27, 2014 increased $14.8 million, or 16.8%, compared with the same period in 2013.  The increases in sales to these markets in the current year periods compared with the same periods in 2013 were due primarily to increased sales of products used for fiber optic device manufacturing, graphics and thermal imaging applications.  These increases were offset in part by a reduction in sales of advanced packaging systems due to our divesture of that business in January 2014.  Our advanced packaging systems business contributed net sales to these markets of $1.6 million and $4.0 million in the three and nine months ended September 28, 2013, respectively, for which there were no corresponding sales in the 2014 periods.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended
	September 27,	September 28,	Increase /	Percentage
(In thousands)	2014	2013	(Decrease)	Increase
United States	$58,556	$59,023	$(467)	(0.8)%
Germany	19,408	17,189	2,219	12.9
Other European countries	20,344	18,410	1,934	10.5
Japan	10,754	11,877	(1,123)	(9.5)
Other Pacific Rim countries	27,741	23,352	4,389	18.8
Rest of world	9,496	9,186	310	3.4
	$146,299	$139,037	$7,262	5.2%

	Nine Months Ended
	September 27,	September 28,		Percentage
(In thousands)	2014	2013	Increase	Increase
United States	$169,079	$162,371	$6,708	4.1%
Germany	60,702	49,292	11,410	23.1
Other European countries	63,278	57,928	5,350	9.2
Japan	40,486	37,760	2,726	7.2
Other Pacific Rim countries	81,217	67,747	13,470	19.9
Rest of world	31,659	30,780	879	2.9
	$446,421	$405,878	$40,543	10.0%

Sales to customers in the United States for the three and nine months ended September 27, 2014 increased in our microelectronics and industrial manufacturing and other end markets compared with the corresponding periods in 2013, particularly in the nine-month period.  However, these increases were more than offset in the three-month period by lower sales to customers in our defense and security end market, and lower sales to these markets also partially offset these increases in the nine-month period.

The increases in sales to customers in Germany for the three and nine months ended September 27, 2014 compared with the corresponding periods in 2013 were attributable to higher sales to customers in our life and health sciences, scientific research and microelectronics end markets.  The increase in sales to customers in other countries in Europe for the three months ended September 27, 2014 compared with the same period in 2013 was attributable primarily to higher sales to customers in our scientific research end market.  The increase in sales to customers in other countries in Europe for the nine months ended September 27, 2014 compared with the same period in 2013 was attributable primarily to higher sales to customers in our industrial manufacturing and microelectronics end markets.

Sales to customers in Japan increased in our industrial manufacturing and other end markets for the three and nine months ended September 27, 2014 compared with the corresponding periods in 2013, particularly for the nine-month period.  However, these increases were more than offset in the three-month period by lower sales to customers in our scientific research and microelectronics end markets, and lower sales to these markets also partially offset these increases in the nine-month period.  The increases in sales to customers in Pacific Rim countries other than Japan for the three and nine months ended September 27, 2014 compared with the corresponding periods in 2013 were attributable to higher sales to most of our end markets, particularly our scientific research and microelectronics end markets.  Sales to customers in such countries in our defense and security end markets were slightly lower for the nine-month period.

The increases in sales to customers in the rest of the world for the three and nine months ended September 27, 2014 compared with the corresponding periods in 2013 were due primarily to higher sales to customers in our life and health sciences and scientific research end markets, offset in part by lower sales to customers in our defense and security end markets.

Gross Margin

Gross margin was 45.1% and 43.0% for the three months ended September 27, 2014 and September 28, 2013, respectively, and gross margin was 45.1% and 42.4% for the nine months ended September 27, 2014 and September 28, 2013, respectively.  The increases in gross margin for the three and nine months ended September 27, 2014 compared with the corresponding prior year periods were due primarily to increased absorption of manufacturing overhead, resulting from higher sales and production levels, and a higher proportion of sales of higher margin products by our Optics and Photonics Groups.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $39.1 million, or 26.8% of net sales, and $35.6 million, or 25.6% of net sales, for the three months ended September 27, 2014 and September 28, 2013, respectively.  SG&A expenses totaled $120.4 million, or 27.0% of net sales, and $111.3 million, or 27.4% of net sales, for the nine months ended September 27, 2014 and September 28, 2013, respectively.  The increases in SG&A expenses in absolute dollars for the three and nine months ended September 27, 2014 compared with the corresponding prior year periods were due primarily to increases of $2.2 million and $7.9 million, respectively, in personnel costs, resulting primarily from higher incentive compensation and stock-based compensation expenses.  We recorded minimal cash incentive compensation expenses during the 2013 periods due to the lack of expected payouts under our 2013 incentive plans.

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

Research and Development (R&D) Expense

R&D expense totaled $14.1 million, or 9.6% of net sales, and $13.1 million, or 9.5% of net sales, for the three months ended September 27, 2014 and September 28, 2013, respectively.  R&D expense totaled $42.5 million, or 9.5% of net sales, and $39.8 million, or 9.8% of net sales, for the nine months ended September 27, 2014 and September 28, 2013, respectively.  The increases in R&D expense for the three and nine months ended September 27, 2014 compared with the corresponding prior year periods were due primarily to higher incentive compensation expenses and higher headcount related to new product development.

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

Loss (Gain) on Sale of Assets

As discussed in more detail under the heading “Acquisition and Divestiture” on page 18, we completed the sale of our advanced packaging systems business in January 2014.  Such assets were held for sale as of September 28, 2013, and in the third quarter of 2013, we recorded a loss of $4.5 million relating to the anticipated sale of this business based on the terms that were being negotiated with the purchaser at that time.  We recorded an additional loss of $0.2 million in the fourth quarter of 2013 relating to the anticipated sale and, during the first quarter of 2014, we recognized a gain of $0.4 million to reduce such loss based on the final terms of the transaction and the net assets of the business on the closing date.

Interest and Other Expense, Net

Interest and other expense, net totaled $1.0 million and $1.3 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $2.6 million and $5.5 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.  The decreases in interest and other expense, net for the three and nine months ended September 27, 2014 compared with the same periods in 2013 were due primarily to lower interest expense as a result of a lower average interest rate and a lower average outstanding balance on our Credit Facility (as defined on page 23) during the three and nine months ended September 27, 2014 compared with the average interest rate and average outstanding balance of the term loan under our previous credit facility during the corresponding periods in 2013.  These decreases were offset in part by losses from derivative instruments recorded in the three and nine months ended September 27, 2014.

Income Taxes

Our effective tax rate was 19.7% and 67.1% for the three months ended September 27, 2014 and September 28, 2013, respectively, and 27.0% and 22.3% for the nine months ended September 27, 2014 and September 28, 2013, respectively.  Our effective tax rates for the three and nine months ended September 27, 2014 were favorably impacted by an Extraterritorial Income exclusion benefit and a reduction of the corresponding uncertain tax position, which were recorded as discrete items during the third quarter of 2014.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances increased to a total of $70.9 million as of September 27, 2014 from $64.2 million as of December 28, 2013.  This increase was attributable primarily to net cash provided by our operating activities, proceeds from the sale of our advanced packaging systems business and proceeds from the issuance of common stock through our employee stock plans, offset in part by cash used for net repayments of debt, purchases of property and equipment and repurchases of our common stock.

Net cash provided by our operating activities of $39.0 million for the nine months ended September 27, 2014 was attributable primarily to cash provided by our results of operations and to increases in accrued expenses and other liabilities of $4.4 million, accounts payable of $3.8 million and accrued payroll and other expenses of $2.6 million, due to the timing of payments, offset in part by an increase in gross inventory of $20.2 million, and an increase in accounts receivable of $7.6 million due to the timing of collections.

Net cash used in investing activities of $5.3 million for the nine months ended September 27, 2014 was attributable primarily to purchases of property and equipment of $18.0 million, offset by net sales of marketable securities of $7.1 million and proceeds from the sale of our advanced packaging systems business of $5.0 million.

Net cash used in financing activities of $16.8 million for the nine months ended September 27, 2014 was attributable to net repayments of borrowings of $16.1 million, which consisted primarily of payments under our Credit Facility and repayment of our Japanese private placement bonds; payments of $4.5 million to repurchase our common stock; payments of $2.9 million in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans; and the purchase of the non-controlling interests in our Optical Metrology Ltd. and Ophir Japan Ltd. subsidiaries for a total of $1.9 million.  These cash payments were offset in part by proceeds of $4.2 million received from the issuance of common stock under employee stock plans and an excess tax benefit of $4.4 million related to these plans.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  At September 27, 2014, the outstanding balance under the Credit Facility was $71.0 million, with an effective interest rate of 1.69%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At September 27, 2014, based on our Consolidated Adjusted EBITDA, the $71.0 million borrowed under the Credit Facility, additional indebtedness of $2.3 million and outstanding letters of credit of $2.2 million, we had approximately $163.0 million available for additional borrowing under the Credit Facility.

At September 27, 2014, we had (i) revolving lines of credit with Japanese banks; (ii) agreements with Japanese banks under which we sell trade notes receivable with recourse; and (iii) loans with Israeli banks, as follows:

	Principal Amount Outstanding	Amount Available for Borrowing
Description	(in millions)	(in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$0.6	$1.0	1.15% to 1.48%	No expiration dates
Japanese agreements for sale of receivables	$0.7	$4.5	1.48%	No expiration dates
Israeli loans	$1.0	$-	2.97% to 3.28%	Various dates through October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  The terms of the Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.  During the nine months ended September 27, 2014, we repurchased 0.2 million shares for a total of $4.5 million under this program.  As of September 27, 2014, 3.6 million shares remained available for purchase under the program.

During the remainder of 2014, we expect to use approximately $3 million to $5 million of cash for capital expenditures.

We expect that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our Credit Facility and other lines of credit, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  While a substantial portion of our cash and cash equivalents, restricted cash and marketable securities is held outside of the United States, we currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents, restricted cash and/or marketable securities held in the United States, together with our cash flows from U.S. operations and the borrowing capacity under our Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures for at least the next twelve months and thereafter for the foreseeable future.  However, these expectations are based upon many assumptions and are subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended December 28, 2013.  In addition, under current tax laws and regulations, if cash and cash equivalents and investments held outside of the United States, which relate to undistributed earnings of certain of our foreign subsidiaries and are considered to be indefinitely reinvested, were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU No. 2014-15 will become effective for annual periods beginning after December 15, 2016 and early adoption is permitted.  The adoption of ASU No. 2014-15 will not have an impact on our financial position or results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of September 27, 2014.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	September 27, 2014
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency forward contracts
(Pay U.S. dollar/receive foreign currency)
Israeli Shekel	$561	3.57
Fair value	$(14)

Foreign currency options
Israeli Shekel - call options	$13,087	3.54
Israeli Shekel - put options	(13,516)	3.54
	$(429)
Fair value	$(260)

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $70.9 million at September 27, 2014, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have various lines of credit and other loans throughout the world, primarily in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of September 27, 2014:

	Expected Maturity Date
(US$ equivalent in thousands)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$375	$598	$-	$-	$-	$-	$973	$995
Weighted average interest rate	3.38%	2.98%	0.00%	0.00%	0.00%	0.00%	3.13%
Variable rate (US$)	$-	$-	$-	$-	$71,000	$-	$71,000	$69,389
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	1.69%	0.00%	1.69%
Fixed rate (non-US$)	$640	$-	$-	$-	$-	$-	$640	$614
Weighted average interest rate	1.15%	0.00%	0.00%	0.00%	0.00%	0.00%	1.15%
Variable rate (non-US$)	$715	$-	$-	$-	$-	$-	$715	$714
Weighted average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%
Total debt obligations	$1,730	$598	$-	$-	$71,000	$-	$73,328	$71,712
Weighted average interest rate	1.77%	2.98%	0.00%	0.00%	1.69%	0.00%	1.70%

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended September 27, 2014, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2014 – July 26, 2014(2)	-	$-	-	-
July 27, 2014 – August 23, 2014(2)	101,800	$18.73	101,800	3,770,728
August 24, 2014 – September 27, 2014(2)	140,096	$18.37	140,096	3,630,632
Totals	241,896	$18.52	241,896

_________________

(1)       The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)       Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2008.  A total of 4.0 million shares have been authorized for repurchase under this program and this program has no fixed expiration date.  As of September 27, 2014, we had purchased a total of 369,368 shares and 3,630,632 shares remained available for purchase under the program.

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

Dated: November 6, 2014	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.