Form 10-K
period 2015-01-03
NEWPORT CORP
filed 2015-03-04
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $704.9 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 28, 2015, 39,624,825 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which is expected to be held on May 19, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.  Only those portions of the Proxy Statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

For more than fifty years, we have serviced the needs of research laboratories for precision equipment.  We have made a number of acquisitions, which have contributed to the expansion of our product offerings, technology base and geographic presence and have allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated solutions for research and commercial applications.  Through our own product development and our acquisitions of companies and businesses, including our most recent acquisitions discussed below, we have built a family of industry-leading product brands, including our ILX Lightwave®, New Focus™, Newport™, Ophir®, Optimet™, Oriel® Instruments, Richardson Gratings™, Spiricon®, and Spectra-Physics® brands.

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

In September 2014, we acquired V-Gen, Ltd. and its subsidiary (V-Gen).  This acquisition has enhanced our fiber laser products and technology and has further expanded our reach into fast-growing application areas, such as precision micromachining, marking and LIDAR applications.

In February 2015, we acquired FEMTOLASERS Produktions GmbH and its subsidiary (FEMTOLASERS).  FEMTOLASERS is a leading developer and manufacturer of high-precision ultrafast laser systems used extensively in scientific and biomedical research applications.  This acquisition has expanded our offering of ultrafast laser products and added to our expertise in this area.

Divestitures

In 2010, we concluded that our Hilger Crystals Limited subsidiary, which we acquired in 2004 as part of our acquisition of Spectra-Physics, Inc. and related photonics entities (collectively, Spectra-Physics) and which manufactures infrared, x-ray and gamma ray synthetic crystals primarily for security applications, was not a strategic fit with our overall business.  As a consequence, we sold all of the outstanding capital stock of Hilger Crystals Limited in July 2010.

In the third quarter of 2013, we determined that our advanced packaging systems business, which develops and manufactures automated packaging, die bonding, dispensing and laser-based systems used in the manufacture of solar panels and communications and electronics devices, no longer fit within our long-term strategy.  As such, we developed a plan to sell the business in order to allow us to more efficiently deploy our resources to those areas that best leverage the core capabilities of our company.  We completed the sale of this business in January 2014.

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

•                  Industrial.  Our lasers, optics and other photonics products are used in applications across a wide range of industries, including precision manufacturing applications, automotive safety, industrial lasers, image recording and telecommunications.  The precision manufacturing applications served by our products include rapid prototyping (3D printing), micromachining, heat-treating, welding and soldering, cutting, illumination, drilling, LIDAR, fiber optic device testing and high-precision marking and engraving.

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

Our Operating Groups

Prior to 2013, we operated within three divisions: our Photonics and Precision Technologies (PPT) Division, our Lasers Division and our Ophir Division, which represented our reportable segments through the end of 2012.  In January 2013, we reorganized our operations to create three new operating groups: our Photonics Group, our Lasers Group and our Optics Group, which have represented our reportable segments since the first quarter of 2013.  The results of operations of our reportable segments for the year 2012, which are included in the accompanying financial statements and discussed elsewhere in this Annual Report on Form 10-K, have been restated to conform to our current reportable segments.

Our Lasers Group is substantially the same as our former Lasers Division.  Our Photonics Group is comprised primarily of the photonics products and technologies of our former PPT Division and our former Ophir Division.  Our Optics Group is comprised primarily of the optical components and integrated solutions products and technologies of our former PPT Division and our former Ophir Division.

Photonics Group

Our Photonics Group’s products and systems are sold to end users in all of our target end markets.  We also sell products and subassemblies to OEM customers for integration into their systems, particularly for microelectronics applications.  The products sold by this group include photonics instruments and systems, vibration isolation systems and subsystems, precision positioning systems and subsystems, optical components for research applications, optical hardware, and three-dimensional non-contact measurement sensors and equipment.

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

•         Chemical composition analysis

•         Colorimetry

•         Lifetime testing of laser diodes

•         Optical power and energy measurement for free space and fiber-directed laser light

•         Solar cell characterization and measurements

•         Spectroscopy

•         Testing and characterization of optical fibers and passive fiber optical components

Category	Products	Representative Applications

Vibration Isolation Systems and Subsystems	• Active vibration damping systems • Elastomeric mounts • Honeycomb and granite structures • Optical tables, support systems and accessories • Vibration isolation systems • Workstations

•         Foundation platforms for laser systems

•         Isolated platforms for semiconductor equipment

•         Reduction of impact of external vibration sources on high-precision research applications and manufacturing test and assembly systems

•         Scanning electron microscope, atomic force microscope, and optical microscope base isolation

•         Workstation platforms for fiber optic device fabrication and assembly

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

•         Laser micro/nano-machining

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

Ultrafast Lasers and Systems

•         InSight® DS+™ tunable ultrafast lasers

•         Spirit® high repetition rate ultrafast lasers

•         Mai Tai® and Mai Tai DeepSee™ tunable ultrafast lasers

•         Tsunami® ultrafast lasers

•         Spitfire® Ace™ ultrafast amplifiers

•         Solstice® Ace™ one-box ultrafast amplifiers

•         FEMTOPOWER™ compact™ PRO and PRO CEP high-precision ultrafast amplifiers

•         FEMTOPOWER™ V PRO and V PRO CEP high-precision ultrafast two-stage amplifier systems

•         Inspire™ femtosecond optical parametric oscillators (OPOs)

•         TOPAS Prime, Spirit-OPA™ and Spirit-NOPA™ automated ultrafast optical parametric amplifiers (OPAs)

•         HighQ-2™ and femtoTrain™ ultra compact femtosecond oscillators

•         FEMTOSOURCE™ high-precision femtosecond oscillators

•         Attoscience

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

Fiber Lasers

•         Quasar® high power UV and green hybrid fiber lasers

•         VGEN-ISP infrared MOPA (master oscillator power amplifier) fiber lasers

•         VGEN-QS infrared Q-switched fiber lasers

•         VGEN-G green fiber lasers

•         VGEN-SP and VGEN-ESP pulsed fiber lasers for LIDAR

•         VGEN-C and VGEN-T continuous wave (CW) fiber lasers

•         Flat panel display manufacturing

•         Glass processing

•         Ceramic processing

•         Laser marking

•         Laser engraving

•         LED manufacturing

•         LIDAR remote sensing and mapping

•         Printed circuit board, flexible circuits, flip chips and high density interconnect manufacturing

•         Silicon wafer processing

•         Solar cells manufacturing

Diode-Pumped Solid State Q-Switched Lasers

•         Talon® all-in-one lasers

•         Tristar™ high repetition rate UV lasers

•         Navigator™ lasers

•         HIPPO™ lasers

•         Pulseo® lasers

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

Diode-Pumped Solid State Continuous Wave (CW) and Quasi-CW Lasers

•         Millennia® eV and Millennia Edge™ high power CW green lasers

•         MG series CW green lasers

•         Excelsior® One ™ low power CW lasers

•         Vanguard™ quasi-CW lasers

•         3900S and Matisse® CW tunable lasers and WaveTrain® 2 frequency doubler

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

•         Laser shock processing

•         LIDAR

•         Mass spectrometry

•         Particle imaging velocimetry combustion diagnostics

•         Plastic and ceramic component marking

•         Remote sensing

•         Spectroscopy

Gas Lasers	• Air-cooled argon ion lasers	• Semiconductor wafer inspection

Optics Group

Our Optics Group offers precision optics and lens assemblies, thin-film filters and coatings, replicated mirrors and ruled and holographic diffraction gratings to OEM and end-user customers in all of our target end markets.

The Optics Group also designs, develops and manufactures systems and subsystems that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers.  With our expertise in the design, development and manufacture of these integrated solutions, we help our customers reduce time to market and enhance the performance of their equipment or products.  We have a business team comprised of technical and operations specialists, who collaborate across our business groups to develop and provide these integrated solutions to our customers.  We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor equipment manufacturing and solar cell manufacturing, and in life and health sciences applications such as flow cytometry, DNA sequencing and bioimaging.

Products

The following table summarizes our Optics Group’s product offerings by product category, and includes representative applications for each category:

Category	Products	Representative Applications
Optics and Optical Components

•                  CO2 and fiber laser optics

•                  Precision laser optics for infrared, visible and ultraviolet wavelengths

•                  Replicated mirrors

•                  Ruled and holographic diffraction gratings

•                  Thin-film filters and coatings

•                  Analytical instrumentation for life and health sciences applications

•                  CO2 and fiber laser cutting, drilling and welding systems

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

•                  Optical data storage

•                  Semiconductor mask patterning

•                  Semiconductor lithography, wafer and reticle inspection and wafer processing

•                  Thin-film measurement of semiconductor wafers

Financial information regarding our business segments and our operations by geographic area is included in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-39.  A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 39.  We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business internationally” on page 20.

Sales and Marketing

We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our websites and our product catalogs.  Our global direct sales organization is comprised of teams of field sales persons, key account managers and business development managers, who work closely with product and applications specialists and other internal sales support personnel based primarily at our U.S. locations in California, Massachusetts, Montana, New York and Utah, and at our locations in Austria, China, France, Germany, Israel, Japan, Singapore, South Korea, Taiwan and the United Kingdom.  We have organized our field sales personnel, together with internal sales support personnel, into teams within each business group based on their specialized knowledge and expertise relating to specific product areas, geographies and customer groups.  These sales teams are closely aligned with their respective product management, engineering and operations organizations.  In addition, to support our strategic growth initiatives in the Asia-Pacific region, we have established a dedicated team of field sales personnel and internal sales support personnel, who are responsible for sales of products of all of our operating groups in that region.

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

We also actively market and sell our products in certain markets through independent sales representatives and distributors.  We have written agreements with substantially all of our representatives and distributors.  In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area.  These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.  Most distributor agreements are structured to provide distributors with sales discounts below the list price.  Representatives are generally paid commissions for sales of products.  No single independent representative or distributor accounted for more than 5% of our net sales in 2014, 2013 or 2012.

We also market our standard products and custom capabilities through our comprehensive websites.  Our websites provide customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information and information request forms, and our Newport.com website also features an online store, giving customers the ability to purchase a majority of our standard products.  Our websites are widely used by our customers to review information about our technologies, products and services.  We also publish and distribute a variety of sales literature, product brochures and catalogs, which focus on specific products, applications and end markets.

We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters.  The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as multiphoton microscopy, ultrafast spectroscopy and laser micro-fabrication.  The TAC produces application notes, kits and complete systems for these applications, publishes technical papers in scientific and technical journals, and provides our research and development teams with ideas for new products and product enhancements.  We also operate Industrial Laser Applications Laboratories at our Santa Clara, California, Rankweil, Austria, and Tel Aviv, Israel facilities, which provide support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products.  These laboratories are staffed with experienced laser material processing engineers, and demonstrate the performance of our products and integrated solutions in a wide range of advanced industrial laser applications.  We are also in the process of establishing applications laboratories in Asia to further enhance our support of customers in that region.  We believe that the TAC and the Applications Laboratories reinforce our position as a technology leader in the photonics industry, and that they serve as important sales tools by performing actual experiments to demonstrate how our products will perform in our customers’ applications.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies.  As of February 28, 2015, we had approximately 350 employees engaged in research and development.  We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers.  In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve.

Total research and development expenses were $58.4 million, or 9.6% of net sales, in 2014; $52.5 million, or 9.4% of net sales, in 2013; and $52.7 million, or 8.8% of net sales, in 2012.  Research and development expenses attributable to our Photonics Group were $24.3 million, or 9.9% of net sales by that group, in 2014; $21.0 million, or 9.1% of net sales by that group, in 2013; and $20.9 million, or 8.8% of net sales by that group, in 2012.  Research and development expenses attributable to our Lasers Group were $20.4 million, or 10.6% of net sales by that group, in 2014; $17.8 million, or 10.7% of net sales by that group, in 2013; and $19.0 million, or 10.4% of net sales by that group, in 2012.  Research and development expenses attributable to our Optics Group were $13.7 million, or 8.3% of net sales by that group, in 2014; $13.7 million, or 8.4% of net sales by that group, in 2013; and $12.8 million, or 7.3% of net sales by that group, in 2012.

We are committed to product development and expect to continue our investment in this area in the future.  We believe that the continual development or acquisition of innovative new products is critical to our future success.  Failure to develop, or introduce on a timely basis, new products or product enhancements that achieve market acceptance could have a material adverse effect on our business, operating results or financial condition.

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets, primarily scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment customers), defense and security, life and health sciences, and industrial manufacturing and other commercial markets.  We believe that our customer diversification minimizes our dependence on any single industry or group of customers.  In 2014, no single customer represented 10% or more of our consolidated net sales.  In certain of our end markets, particularly the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets.  We believe that our relationships with these customers and our other key customers are good.  However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis.  If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, it would have a long-term negative impact on our business, financial condition and results of operations.

Competition

The markets we serve are intensely competitive and characterized by rapidly changing technology.  A small number of competitors have strong positions in certain of these markets.  The products and systems developed and manufactured by each of our operating groups serve all of our targeted end markets.  The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Diffraction Gratings	Headwall Photonics, Inc. Horiba, Ltd. (Horiba Jobin Yvon)	Dynasil Corporation (Optometrics) Spectrogon AB
Lasers	Coherent, Inc. GSI Group, Inc. (Excel Technology) IDEX Corporation (CVI Melles Griot) IPG Photonics, Inc. JDS Uniphase Corporation	Jenoptik AG Rofin-Sinar Technologies, Inc. Sacher Lasertechnik GmbH Toptica Photonics AG Trumpf Group
Laser Optics	II-VI Incorporated AMETEK, Inc. (Zygo Corporation) Corning Incorporated (Tropel) Edmund Optics, Inc. Excelitas Technologies (Qioptiq) IDEX Corporation (CVI Melles Griot)	Jenoptik AG Sigma Koki Co., Ltd. Sumitomo Electric Industries, Ltd. Thorlabs, Inc.
Light Sources and Spectroscopy Instrumentation	Abet Technologies, Inc. Horiba, Ltd. (Horiba Jobin Yvon) Halma plc (Ocean Optics) Oxford Instruments (Andor Technology) Photon Technology International, Inc.	Roper Industries (Princeton Instruments/Acton Research) Sciencetech, Inc. Solar Light Company, Inc. Spectral Products Thorlabs, Inc.
Optical Filters	II-VI Incorporated Chroma Technology Corp. Ferroperm Optics A/S IDEX Corporation (Semrock)	JDS Uniphase Corporation Materion Corporation (Barr Associates) Omega Optical, Inc.
Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	AMETEK, Inc. (Zygo Corporation) Corning Incorporated (Tropel) Edmund Optics, Inc. IDEX Corporation (CVI Melles Griot)	Jenoptik AG Excelitas Technologies (Qioptiq) Sigma Koki Co., Ltd. Thorlabs, Inc.
Optics for Thermal Imaging	II-VI Incorporated Corning Incorporated (Netoptix) BAE Systems (OASYS) Danaher Corporation (Janos Technology) Excelitas Technologies (Qioptiq)	General Dynamics (Axsys) Raytheon ELCAN Optical Technologies Temek Optics, Ltd. Umicore
Photonics Instruments	CINOGY Technologies GmbH Coherent, Inc. DataRay Inc. Duma Optronics Ltd. Gentec Electro Optics, Inc. Halma plc (Labsphere) IDEX Corporation (CVI Melles Griot)	Metrolux GmbH Picometrix, LLC PRIMES GmbH Sciencetech, Inc. Thorlabs, Inc. Yelo Limited

Product Category	Primary Competitors
Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Haag-Streit AB (Möller-Wedel) HIWIN Corporation Parker Hannifin Corporation PI miCos GmbH	Rockwell Automation, Inc. (Anorad) Schneeberger AG Sigma Koki Co., Ltd. Thorlabs, Inc.
Three-Dimensional Non-Contact Measurement Equipment	3M Company (ESPE) 3 Shape A/S Align Technology, Inc. (Cadent) Dental Wings, Inc. Faro Technologies, Inc. Institut Straumann AG	Keyence Corporation Micro-Epsilon Renishaw plc Sirona Dental Systems, Inc. STIL S.A.
Vibration Isolation Systems and Subsystems	AMETEK, Inc. (TMC) Herzan, LLC	Kinetic Systems, Inc. Thorlabs, Inc.

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

We compete in various markets against a number of companies, some of which have longer operating histories, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do, and some of which may have lower material costs than ours due to their greater purchasing power or their control over sources of components and raw materials.  In addition, some of these companies have long established relationships with our customers and potential customers in our markets.  In addition to current competitors, we believe that new competitors, some of whom may have substantially greater financial, technical and marketing resources than we do, will seek to provide products to one or more of our markets in the future.  Such future competition could harm our business, financial condition and results of operations.

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent upon our ability to protect our proprietary technology.  We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses.  We currently maintain approximately 350 patents worldwide, and we have approximately 130 additional patent applications pending.  These patents and patent applications cover various aspects of products in many of our key product categories, particularly our laser products.  We also have trademarks registered worldwide.  We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

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

Manufacturing

We manufacture instruments, components, subassemblies and systems at U.S. facilities located in Irvine and Santa Clara, California; Bozeman, Montana; and North Logan, Utah; and at facilities in Wuxi, China; Beaune-la Rolande, France; Brigueuil, France; and Jerusalem, Israel.  We manufacture lasers and laser systems at our facilities in Santa Clara, California; Rankweil, Austria; Vienna, Austria; Stahnsdorf, Germany; and Tel Aviv, Israel.  We manufacture optical components in Irvine, California; Franklin and North Andover, Massachusetts; Rochester, New York; Jerusalem, Israel; and Bucharest, Romania.  In addition, we subcontract all or a portion of the manufacture of various products and components, such as laser power supplies, optics, optical meters and certain lower-complexity laser systems, to a number of third-party subcontractors and contract manufacturers located worldwide.

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

In addition, we obtain some of the critical capital equipment we use to manufacture certain of our products from sole or limited sources due to the unique nature of the equipment.  In some cases, such equipment can only be serviced by the manufacturer or a very limited number of service providers due to the complex and specialized nature of the equipment.  If service and/or spare parts for such equipment become unavailable, such equipment could be rendered inoperable, which could cause delays in the production of our products, and could require us to procure alternate equipment, if available, which would likely involve long lead times and significant additional cost and could harm our results of operations.

Backlog

Our consolidated backlog of orders totaled $240.4 million at January 3, 2015, and $225.2 million at December 28, 2013.  As of January 3, 2015, $169.3 million of our consolidated backlog was scheduled to be shipped on or before January 2, 2016.  Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain labor and material costs.  In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order.  As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

As of February 28, 2015, we had approximately 2,570 employees worldwide.  We believe that our relationships with our employees are good.

Government Regulation

Product Safety Regulation

Our lasers and laser-based systems are subject to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the United States Food and Drug Administration.  Among other things, these regulations require a laser manufacturer to file new product and annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to incorporate certain design and operating features into lasers sold to end-users, to certify and label each laser sold to end-users as one of four classes (based on the level of radiation from the laser that is accessible to users) and to report certain accidental radiation exposure resulting from our products and certain product defects.  Various warning labels must be affixed and certain protective devices installed depending on the class of product.  The Center for Devices and Radiological Health is empowered to seek fines and other remedies for violations of the regulatory requirements.  We are also subject to comparable laser safety regulations with regard to laser products sold in Europe and other regions.  We believe that we are currently in compliance with these regulations.

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

Certain portions of the soil at Spectra-Physics’ former facility located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigation, monitoring and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination, or if more rigorous standards for environmental contamination are enacted or approved.  In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any claims at this time, such claims could be made against us in the future.  We have certain ongoing costs related to investigation, monitoring and remediation of the site that have been fairly consistent and not material in the recent past.  However, our ultimate costs of investigation, monitoring, remediation and other potential liability are difficult to predict.  If significant costs or other liabilities relating to this site arise in the future, our business, financial condition and results of operations could be adversely affected.

Governmental entities at all levels are continuously enacting new environmental regulations, and it may initially be difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the requirements for compliance with such regulations as they are enacted.  For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country.  RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products.  Effective January 2013, RoHS was recast to expand the scope of equipment subject to the directive and impose new compliance requirements, and most European Union member states implemented the recast directive during 2013.  WEEE was also recast to expand the scope of equipment subject to the directive and impose increased combined reuse/recycling and collection targets, among other revisions, and European Union member states began to implement the recast directive in 2014.  While many of our products are not subject to RoHS and WEEE requirements at this time, certain of our products sold in these countries are or will become subject to these requirements.  We will continue to monitor RoHS and WEEE guidance in individual jurisdictions to determine our responsibilities.  In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives.  However, because the scope of the directives continues to expand, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products.  In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives.  Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us.  We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and South Korea.  These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products.

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

•	demand for our products and the products sold by our customers;

•	the level of orders within a given quarter and preceding quarters;

•	the timing and level of cancellations and delays of orders in backlog for our products;

•	the timing of product shipments and revenue recognition within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	our ability to manage capacity in response to customer demand;

•	changes in our effective tax rates;

•	changes in our capital structure, including cash, marketable securities and debt balances, and changes in interest rates;

•	changes in bad debt expense based on the collectability of our accounts receivable;

•	timing, type, and size of acquisitions and divestitures, and related expenses and charges;

•	fluctuations in currency exchange rates, particularly the euro and Japanese yen as compared with the U.S. dollar;

•	gains and losses related to derivative instruments;

•	our expense levels;

•	impairment of goodwill and amortization of intangible assets; and

•	fees, expenses and settlement costs or judgments against us relating to litigation.

We are continually evaluating and adjusting our business, including changing prices, increasing or decreasing spending, or adding or eliminating products in response to actions by competitors or in an effort to pursue new market opportunities.  These actions may also adversely affect our business and operating results and may cause our results in a given period to be lower than our results in previous periods.

Further, we often recognize a substantial portion of our sales in the last month of the quarter.  Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products, can cause significant fluctuations in our quarterly sales, gross margin and profitability.  Orders expected to ship in one period could shift to another period due to changes in the timing of customers’ purchase decisions, rescheduled delivery dates requested by our customers, or manufacturing capacity constraints or logistics delays.  Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to capacity constraints or unexpected delays in manufacturing, testing, shipping and product acceptance.  Also, we base our manufacturing plans on our forecasted product mix for the quarter.  If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period.  In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our limited ability to adjust spending quickly to compensate for the shortfall.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.  In any period, our results may be below the expectations of securities analysts and investors, which would likely cause the trading price of our common stock to decline significantly.

Our business, financial condition and operating results may be adversely affected by unfavorable economic and market conditions.

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

Additionally, uncertainty in government fiscal policy may have a similar adverse impact on the demand for our products.  For example, the difficulties faced by the U.S. Congress in recent years in agreeing on comprehensive, long-term solutions for the country’s budget concerns created national and global uncertainty over the magnitude and impact of spending cuts or tax increases that might be enacted.  Any future spending cuts or tax increases in the United States, and any future uncertainty over U.S. fiscal policy, will likely negatively impact U.S. economic activity as a whole, which would likely reduce the demand for our products in the United States.  In addition, such factors could also impact the economic health of other regions and reduce the demand for our products in our other global markets.

Further, we are dependent upon the European market as a significant revenue source.  In the event the economies of European Union countries decline further as a result of ongoing turmoil in the European financial markets over the uncertain repayment of debt obligations by various European Union members, or for any other reason, this decline could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to risks inherent in conducting business globally.  For the years ended January 3, 2015, December 28, 2013, and December 29, 2012, our international revenues accounted for approximately 61.9%, 61.0%, and 59.1%, respectively, of total net sales, with a substantial portion of such sales originating in Europe, Japan and China.  We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase.  Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Austria, China, France, Germany, Israel, Japan and Romania.  Our international operations expose us to various risks, which include:

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

In particular, we have significant facilities and operations and a considerable number of employees in Israel.  A number of our products are manufactured in facilities located in Israel.  The Middle East remains a volatile region, and the future of peace efforts between Israel and neighboring countries remains extremely uncertain. Any armed conflicts or significant political instability in the region is likely to negatively affect business conditions and could significantly disrupt our operations in Israel, which would negatively impact our business.  Further, many of our employees in Israel are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time, and our operations in Israel could be disrupted by the absence of one or more key employees or a significant number of other employees for a significant period of time. Any such disruption could adversely affect our business.

Further, fluctuations in currency exchange rates could result in declining profit margins for our products in international markets when the sales are translated into U.S. dollars, unless we act to increase the sales price in local currencies of our products in these markets, potentially making our products less price competitive.  Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices.  If we experience any of the risks associated with international business, our business, financial condition and results of operations could be significantly harmed.

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

A limited number of customers account for a significant portion of our overall sales to the microelectronics market and our sales of optics and lens assemblies to the defense market, and if we lose any of these customers or they significantly curtail their purchases of our products, our business, financial condition and results of operations would be harmed significantly.

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 25.4%, 23.4% and 23.3% of our consolidated net sales for the years 2014, 2013 and 2012, respectively.  We rely on a limited number of customers for a significant portion of our sales to this market.  Our top five customers in this market comprised approximately 60.7%, 55.5% and 53.4% of our sales to this market for the years 2014, 2013 and 2012, respectively, with two customers making up a substantial portion of such percentage in each of these years.  No single customer in this market comprised 10% or more of our consolidated net sales in 2014, 2013 or 2012.  If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations would be harmed significantly.  In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Additionally, we generate a significant amount of revenue from sales of infrared optics and lens assemblies to a limited number of customers in the defense market.  Typically, these customers purchase products utilizing prime contracts or subcontracts under large, long-term government defense programs.  Although long-term, these programs and subcontracts will ultimately expire or may be terminated prior to expiration under certain circumstances.  Upon expiration or termination, our customers may not elect to enter into additional contracts with us, or the government programs under which these contracts were issued may also end.  In the event that any of these contracts terminates or expires and is not renewed and we fail to replace it with a comparable revenue source, our business, financial condition and results of operations will be harmed significantly.

Difficulties in finding suitable acquisition targets and in successfully completing and integrating our acquisitions could harm our business, results of operations and cash flows.

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

We may incur significant charges in future periods to reflect additional costs associated with past acquisitions.

We may incur significant charges in future periods to reflect additional costs associated with past acquisitions, including asset impairment charges and other costs related to divestiture of acquired assets or businesses.  Such charges could also include impairment of goodwill associated with past acquisitions.  For example, 2012 sales by our former Ophir Division were below the levels that we had originally forecasted.  As a result of those sales levels and other factors, in the course of our annual evaluation of the goodwill and other intangible assets associated with our reporting units in the fourth quarter of 2012, we determined that goodwill and certain intangible and other assets associated with our former Ophir Division were impaired.  We therefore recorded an impairment charge of $130.9 million to write down the goodwill and certain intangible and other assets associated with that division.  We believe that the assumptions we use in evaluating the goodwill associated with our business are reasonable; however, we may be required to recognize goodwill impairment charges in the future as a result of subsequent changes to the factors underlying such assumptions, and as a result of the criteria we are required to utilize in assessing whether impairment has occurred.

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

Many of the markets and industries that we serve are subject to rapid technological change, and if we fail to introduce new and innovative products or improve our existing products, our business, financial condition and results of operations will be harmed.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, new product introductions and enhancements, and the periodic introduction of disruptive technology that displaces current technology due to a combination of price, performance and reliability.  As a result, many of the products in our markets can become outdated quickly and without warning.  We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved and disruptive technologies, either through internal development or by acquisitions, and to be price competitive.  If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products.  If we or our competitors introduce disruptive technology that displaces current technology, existing product platforms or lines of business from which we generate significant revenue may be rendered obsolete.  In addition, because certain of our markets experience severe cyclicality in capital spending, if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products.  We may not be successful in acquiring, developing, manufacturing or marketing new products and technologies on a timely or cost-effective basis.  If we fail to adequately introduce new, competitive products and technologies on a timely basis, our business, financial condition and results of operations will be harmed.

We offer products for multiple industries and must face the challenges of supporting the distinct needs of each of the markets we serve.

We offer products for a number of markets.  Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these industries, and must devote significant resources to developing different products for these industries.  Product development is costly and time consuming.  We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized.  If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance.  Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market.  If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business, financial condition and results of operations would be harmed.

Uncertainty in the adoption or growth of emerging applications could reduce the revenue growth we expect to generate from these applications.

We are constantly investing in products for emerging applications, and we expect to generate increasingly significant revenue levels from sales of products for these applications.  For example, we have developed ultrafast lasers for ophthalmic surgery, infrared optics for thermal imaging cameras and automobile night vision systems, precision motion subsystems for equipment used to manufacture and inspect 450 mm semiconductor wafers, and three-dimensional dental CAD/CAM scanners for manufacturing dental restorations.  These applications are evolving, and the extent to which they achieve widespread adoption or significant growth is uncertain.  Many factors may affect the viability of widespread adoption or growth of these applications, including their cost-effectiveness, performance and reliability compared to alternatives.  If these applications or our products for these applications are not widely adopted or fail to grow as we project, we will not generate the revenue growth we anticipate from sales of our products for these emerging applications, and our results of operations could be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our products are complex, and customers for these products require substantial time to qualify our products and make purchase decisions.  In addition, some of our sales to defense and security customers are under major defense programs that involve lengthy competitive bidding and qualification processes.  These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us.  The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than one year.  If we fail to anticipate the likelihood, costs, or timing associated with sales of these products, our business and results of operations would be harmed.

The orders comprising our backlog are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain labor and material costs.  We have from time to time experienced order rescheduling and cancellations that have caused our sales in a given period to be materially less than would have been expected based on our backlog at the beginning of the period.  If we experience such rescheduling and/or cancellations in the future, our operating results will fluctuate from period to period and could be harmed.

If we are delayed in introducing our new products into the marketplace, our operating results will suffer.

Because many of our products are sophisticated and complex, they can be difficult to design and manufacture, and we may experience delays in introducing new products or enhancements to our existing products.  If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to purchase our competitors’ products.  In addition, because certain of our OEM customers rarely change vendors during a product life cycle, if we fail to timely introduce new products and have them designed into our customers’ new products at the beginning of such cycle, we may be foreclosed from selling those products until their introduction of a next-generation product.  As such, our inability to introduce new or enhanced products in a timely manner could have a material adverse effect on our business, results of operations and financial condition.

We face substantial competition, and if we fail to compete effectively, our business, financial condition and operating results will be harmed.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future.  We compete in several specialized markets, against a limited number of companies in each market.  We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers or system integrators to manufacture products or systems on their behalf.  Some of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do, and some may have lower material costs than ours due to their control over sources of components and raw materials.  Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market.  We compete on the basis of product performance, features, quality, reliability, the breadth of our product portfolio and price and on our ability to manufacture and deliver our products on a timely basis.  We may not be able to compete successfully in the future against existing or new competitors.  In addition, competitive pressures may force us to reduce our prices, which would negatively affect our operating results.  If we do not respond adequately to competitive challenges, our business, financial condition and results of operations will be harmed.

If we fail to protect our intellectual property and proprietary technology, we may lose our competitive advantage and our business, financial condition and results of operations could be harmed.

Our success and ability to compete depend in large part upon protecting our proprietary technology.  We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights.  The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in countries outside the United States, where the laws may not protect our proprietary rights as fully as in the United States.  Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights.  In addition, patents issued to us may be challenged, invalidated or circumvented.  Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed.  We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources.  The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications.  Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.  We may initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents.  We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.  For example, in 2012 we filed a lawsuit against Lighthouse Photonics Incorporated asserting infringement of certain of our patents by that company’s laser products, which we settled on confidential terms in August 2014.  If we are unsuccessful at effectively protecting our intellectual property, our business, financial condition and results of operations could be harmed.

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

We have experienced, and may in the future experience, intellectual property infringement claims, which could be costly and time consuming to defend and may produce outcomes that could have a material adverse effect on our business, financial condition or results of operations.

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

Our failure to successfully manage the transition of certain of our manufacturing operations to other locations and/or to contract manufacturers could harm our business, financial condition and results of operations.

As part of our ongoing cost-reduction efforts, we continue to relocate the manufacture of certain of our existing product lines and subassemblies to, and initiate the manufacture of certain new products in, our facilities in Wuxi, China, Jerusalem, Israel and Bucharest, Romania and selected contract manufacturers in Asia.  We also plan to relocate the manufacture of certain infrared optics and lens assemblies from our facility in North Andover, Massachusetts to our facility in Irvine, California within the next twelve months.  If we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business, financial condition and results of operations could be harmed.

In particular, transferring product lines to other manufacturing locations and/or to our contract manufacturers’ facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes.  In addition, certain of our customers may require the requalification of products supplied to them in connection with the relocation of manufacturing operations.  If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the requalification of products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers.  We also may not realize the cost and tax advantages that we currently anticipate from locating operations in China, Israel and Romania.  For example, we are experiencing rising material, labor and shipping costs and rapidly changing regulations in China.

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

In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or immediately for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business, financial condition and results of operations.

Our international sales and operations may be adversely impacted by export controls.

Our products and technology are subject to international export regulations in the various countries where they are manufactured or developed.  For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce, State and Treasury.  Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel and Romania.  In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad.  For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user.  Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.  The Israeli Ministry of Industry and Trade and the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel.  Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them.  Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations.  Compliance with export regulations may also subject us to additional fees and costs.  The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position.  In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be harmed.

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

We obtain some of the materials and components used to build our products, systems and subsystems, such as the sheet steel used in some of our vibration isolation tables, the crystals and semiconductor laser diodes used in certain of our laser products and certain raw materials used for our thermal imaging and high-power laser optics, from single or limited sources due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products.  If our components or raw materials are unavailable in adequate amounts at acceptable quality levels or are unavailable on satisfactory terms, we may be required to purchase them from alternative sources, if available, which could increase our costs and cause delays in the production and distribution of our products.  If we do not obtain comparable replacement components from other sources in a timely manner, our business, financial condition and results of operations will be harmed.  Many of our suppliers require long lead times to deliver the quantities of components that we need.  If we fail to accurately forecast our needs, or if we fail to obtain sufficient quantities of components that we use to manufacture our products, then delays or reductions in production and shipment of our products could occur, which would harm our business, financial condition and results of operations.

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

Our products could contain defects, which would increase our costs and seriously harm our business, operating results, financial condition and customer relationships.

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

Our products are subject to potential product liability claims which, if successful, could have a material adverse effect on our business, financial condition and results of operations.

Many of our products may be hazardous if not operated properly or if defective.  In addition, some of our products, such as certain ultrafast lasers, are used in medical applications where malfunctions could result in serious injury.  We are exposed to significant risks for product liability claims if death, personal injury or property damage results from the use of our products.  We may experience material product liability losses in the future.  We currently maintain insurance against product liability claims.  However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level, or any claim or product recall, could have a material adverse effect on our business, financial condition and results of operations.

We are required to evaluate our internal control over financial reporting each year, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to rules and regulations promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting.  This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  This report must also contain a statement that our auditors have issued an attestation report on such internal controls.  Management’s assessment of internal control over financial reporting requires management to make subjective judgments, some of which are in areas that may be open to interpretation.  As such, our auditors may not agree with our management’s assessments.

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

Compliance with environmental regulations and potential environmental liabilities could have a material adverse effect on our business, financial condition or results of operations.

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

Certain portions of the soil at Spectra-Physics’ former facility located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigations, monitoring and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination, or if more rigorous standards for environmental contamination are enacted or approved.  In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any claims at this time, such claims could be made against us in the future.  We have certain ongoing costs related to investigation, monitoring and remediation of the site that have been fairly consistent and not material in the recent past.  However, our ultimate costs of remediation and other potential liabilities are difficult to predict.  If significant costs or other liability relating to this site arise in the future, our business, financial condition and results of operations could be adversely affected.

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

Governmental entities at all levels are continuously enacting new environmental regulations, and it is initially difficult to anticipate how such regulations will be implemented and enforced.  We continue to evaluate the requirements for compliance with such regulations as they are enacted.  For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (RoHS) and the Waste Electrical and Electronic Equipment Directive (WEEE) for implementation in each European Union member country.  RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products.  Effective January 2013, RoHS was recast to expand the scope of equipment subject to the directive and impose new compliance requirements, and most European Union member states implemented the recast directive during 2013.  WEEE was also recast to expand the scope of equipment subject to the directive and impose increased combined reuse/recycling and collection targets, among other revisions, and European Union member states began to implement the recast directive in 2014.  Certain of our products sold in these countries are or will become subject to RoHS and WEEE requirements.  We will continue to monitor RoHS and WEEE guidance in individual jurisdictions to determine our responsibilities.  In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives.  However, because the scope of the directives continues to expand, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products.  In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives.  Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us.  We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and South Korea.  These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products.  Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in certain countries.

Difficulties with our global information technology systems, and/or unauthorized access to such systems, could harm our business.

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

In connection with our daily business transactions, we store data about our business, including certain customer data, on our global information technology systems. While our systems are designed with security measures to prevent unauthorized access, third parties may gain unauthorized access to our systems.  This unauthorized access could take the form of intentional misconduct by computer hackers, employee error, employee malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information, in order to gain access to our information technology system for the purpose of sabotage, or to access our data, including our and our customers’ intellectual property and other confidential business information.  Because the techniques used to obtain unauthorized access to information technology systems evolve frequently and generally are not recognized until successful, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, legal liability and a negative impact on our business and results of operations.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies.  The rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  To comply with this rule, we are required to conduct a reasonable country of origin inquiry each year and, depending on the results of that inquiry, we may be required to exercise due diligence on the source and chain of custody of conflict minerals contained in our products.  Such due diligence must conform to a nationally or internationally recognized due diligence framework.  We are required to file a disclosure report with the SEC in May of each year relating to the preceding calendar year.  In addition, commencing with the disclosure report relating to the 2015 calendar year, to the extent that we are required to exercise due diligence on the source and chain of custody of conflict minerals, we will be required to obtain an independent private sector audit of our disclosure report and underlying due diligence measures.

The due diligence activities required to determine the source and chain of custody of minerals contained in our products are time consuming and may result in significant costs.  Due to the size and complexity of our supply chain, we face significant challenges in verifying the origins of the minerals used in our products.  Further, this rule could affect the availability in sufficient quantities and at competitive prices of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten.  There may be only a limited number of sources of “conflict-free” minerals, which could result in increased material and component costs, as well as additional costs associated with potential changes to our products, processes or sources of supply.

If we are unable to sufficiently verify the origin of the minerals used in our products through the due diligence measures that we implement, or if we are unable to obtain an audit report each year that concludes that our due diligence measures are in conformity with the criteria set forth in the relevant due diligence framework, our reputation could be harmed.  In addition, we may not be able to satisfy customers who require that our products be certified as “conflict-free,” which could place us at a competitive disadvantage.

Natural disasters or power outages could disrupt or shut down our operations or those of our contract manufacturers, which would negatively impact our operations.

We are headquartered and have significant operations in the State of California and other areas where our operations are susceptible to damages from earthquakes, floods, fire, loss of power or water supplies, or other similar contingencies.  Our contract manufacturers’ operations are also subject to these occurrences, such as the severe flooding that periodically occurs in Thailand.  We currently have business continuation plans for our global information technology systems and for most of our operations and facilities, as well as disaster recovery procedures for our remaining operations and facilities.  Despite these contingency plans and procedures, if any of our facilities or those of our contract manufacturers were to experience a catastrophic loss or significant power outages, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility, any of which would harm our business.  We are predominantly uninsured for losses and interruptions caused by earthquakes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606.  We lease this facility under a lease expiring in February 2022.  Our primary operations for each of our operating groups are located in the following facilities:

Operating Group	Primary Facility Locations	Approximate Facility Size
Photonics	Irvine, California Bozeman, Montana North Logan, Utah Santa Clara, California Beaune-la Rolande, France Jerusalem, Israel Brigueuil, France Wuxi, China	148,000 square feet 21,000 square feet 18,000 square feet 13,000 square feet 86,000 square feet 45,000 square feet 44,000 square feet 30,000 square feet
Lasers	Santa Clara, California Rankweil, Austria Vienna, Austria Stahnsdorf, Germany Tel Aviv, Israel	126,000 square feet 29,000 square feet 17,000 square feet 12,000 square feet 11,000 square feet
Optics	Irvine, California Rochester, New York Franklin, Massachusetts North Andover, Massachusetts Jerusalem, Israel Bucharest, Romania Wuxi, China	85,000 square feet 58,000 square feet 56,000 square feet 27,000 square feet 36,000 square feet 30,000 square feet 12,000 square feet

Certain of the facilities shown in the table above are shared by our operating groups and corporate functions.  We own portions of our Rochester, New York, Beaune-la Rolande, France and Jerusalem, Israel facilities, and we own our Brigueuil, France facility.  We lease all of our other primary manufacturing facilities, as well as a number of other facilities worldwide for administration, sales and/or service, under leases with expiration dates ranging from 2015 to 2026.  We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire.  We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP.  As of February 28, 2015, we had 759 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.  The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
January 3, 2015	$19.65	$16.06
September 27, 2014	19.39	16.93
June 28, 2014	21.51	17.39
March 29, 2014	21.80	17.10
December 28, 2013	18.49	14.29
September 28, 2013	16.78	13.75
June 29, 2013	17.21	12.81
March 30, 2013	17.10	12.87

Dividends

We did not declare any dividends on our common stock during 2014 or 2013.  We do not have any present plans to pay cash dividends in the foreseeable future; however, our Board of Directors will periodically review this issue in the future based on our financial position, operating results, cash needs and investment opportunities, as well as any changes in the tax treatment of dividends.  The terms of the senior secured credit facility that we entered into in July 2013 permit us to pay dividends during the term of such facility, subject to certain conditions and limitations.

Purchases of Equity Securities

The following table reflects purchases made by us during the quarter ended January 3, 2015, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 28, 2014 – October 25, 2014(2)	-	$-	-	-
October 26, 2014 – November 29, 2014(2)	321,842	$17.87	321,842	3,308,790
November 30, 2014 – January 3, 2015(2)	3,525	$17.50	3,525	3,305,265
Totals	325,367	$17.86	325,367

______________________

(1)	The periods reported conform to our fiscal calendar, which consisted of one period of four weeks and two periods of five weeks in the fourth fiscal quarter of 2014.
(2)

Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2008. A total of 4.0 million shares have been authorized for repurchase under this program and this program has no fixed expiration date. As of January 3, 2015, we had purchased a total of 694,735 shares and 3,305,265 shares remained available for purchase under the program.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended January 3, 2015, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index, and (ii) our peer group.  The graph assumes all investments were made at market value on January 2, 2010 and the reinvestment of all dividends.

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

	For the Year Ended (1)
	January 3,	December 28,	December 29,	December 31,	January 1,
(In thousands, except per share data and percentages)	2015	2013	2012	2011	2011
	(2)		(3)	(4)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$605,150	$560,054	$595,346	$545,054	$479,787
Cost of sales	334,394	322,341	334,758	305,325	274,491
Gross profit	270,756	237,713	260,588	239,729	205,296

Selling, general and administrative expenses	158,646	149,183	159,347	140,636	112,754
Research and development expense	58,432	52,524	52,714	45,270	39,278
Loss (gain) on sale or other disposal of assets, net (5)	1,913	4,725	(166)	-	542
Impairment charges (6)	-	-	130,853	-	-
Operating income (loss)	51,765	31,281	(82,160)	53,823	52,722

Recovery of note receivable and other amounts related to previously discontinued operations, net (7)	-	-	-	619	-
Foreign currency translation gain from dissolution of subsidiary (8)	-	-	-	7,198	-
Gain on sale of investments (9)	-	-	6,248	-	-
Loss on extinguishment of debt (10)	-	(3,355)	-	(582)	-
Interest and other expense, net	(4,085)	(6,490)	(8,559)	(10,550)	(8,481)
Income (loss) before income taxes	47,680	21,436	(84,471)	50,508	44,241
Income tax provision (benefit) (11)	12,510	5,698	5,479	(29,154)	3,128
Net income (loss)	35,170	15,738	(89,950)	79,662	41,113
Net income (loss) attributable to non-controlling interest	112	137	(527)	(46)	-
Net income (loss) attributable to Newport Corporation	$35,058	$15,601	$(89,423)	$79,708	$41,113

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.88	$0.40	$(2.35)	$2.13	$1.12
Diluted	$0.87	$0.39	$(2.35)	$2.06	$1.09

Shares used in computation of income (loss) per share:
Basic	39,750	39,010	38,133	37,407	36,647
Diluted	40,528	39,558	38,133	38,673	37,726

Percentage of net sales:
Gross profit	44.7%	42.4%	43.8%	44.0%	42.8%
Selling, general and administrative expenses	26.2%	26.6%	26.8%	25.8%	23.5%
Research and development expense	9.6%	9.4%	8.8%	8.3%	8.2%
Operating income (loss)	8.6%	5.6%	(13.8)%	9.9%	11.0%
Net income (loss)	5.8%	2.8%	(15.1)%	14.6%	8.5%
Net income (loss) attributable to Newport Corporation	5.8%	2.8%	(15.0)%	14.6%	8.5%

	As of or for the Year Ended
	January 3,	December 28,	December 29,	December 31,	January 1,
(In thousands, except employment figures and per share data)	2015	2013	2012	2011	2011

BALANCE SHEET INFORMATION:
Cash and cash equivalents, restricted cash and marketable securities	$48,644	$64,234	$100,372	$72,855	$200,184
Working capital	$191,654	$198,280	$209,842	$178,598	$288,650
Total assets	$579,927	$565,229	$620,961	$764,069	$556,390
Short-term borrowings	$3,772	$4,861	$32,985	$45,149	$12,468
Long-term borrowings (includes borrowings under capital leases)	$71,037	$84,263	$151,564	$179,008	$123,198
Stockholders’ equity of Newport Corporation	$356,704	$326,968	$289,432	$370,258	$295,459

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	39,604	39,394	38,402	37,634	36,909
Average worldwide employment	2,498	2,441	2,468	2,116	1,687
Sales per employee	$242	$229	$241	$258	$284
Total stockholders’ equity per diluted share	$8.80	$8.27	$7.59	$9.57	$7.83

____________________

(1)

We use a 52/53-week accounting fiscal year. Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter. Fiscal year 2014 (referred to herein as 2014) ended on January 3, 2015, fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013, fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012, fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011 and fiscal year 2010 (referred to herein as 2010) ended on January 1, 2011. Fiscal year 2014 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)

On September 29, 2014, we acquired all of the outstanding capital stock of V-Gen Ltd. for an aggregate purchase price of $36.4 million. Our results of operations for 2014 included the results of operations of this business from the closing date of the acquisition.

(3)

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

(5)

During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, we considered the assets and liabilities of this business as held for sale as of December 28, 2013. The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, we wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013. We completed the sale of this business in January 2014 for a price of $6.0 million, at which time we recorded a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date. Also during 2014, we determined that we will no longer utilize certain software applications for which we had capitalized the application development costs, and we recognized a loss of $2.3 million associated with the disposal of such assets. In 2010, we sold our Hilger Crystals Limited subsidiary for $4.0 million in cash. We recognized a loss of $0.5 million after considering the net asset carrying value of $2.5 million, charges of $1.4 million related to the pension plan associated with this business, a charge of $0.4 million to write off an intercompany receivable, and transaction expenses of $0.2 million. In 2012, we recognized a gain of $0.2 million related to an earn-out associated with this transaction.

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, and three-dimensional non-contact measurement equipment.  Our products are used worldwide in industries including scientific research, microelectronics, defense and security, life and health sciences and industrial markets.  We develop, manufacture and market our products within three distinct operating groups: our Photonics Group, our Lasers Group and our Optics Group.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions and Divestitures

Acquisition of FEMTOLASERS

On February 11, 2015, we acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million (approximately $10.9 million) was paid in cash at closing and is subject to a net asset adjustment.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until thirty months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement.  We incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  FEMTOLASERS expands our offering of ultrafast laser products and enhances our technology base in this area.  The results of FEMTOLASERS will be included in the results of our Lasers Group as of the acquisition date.

Immediately following the closing of the transaction, we repaid €3.6 million (approximately $4.4 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

Acquisition of V-Gen

On September 29, 2014, we acquired all of the capital stock of V-Gen, Ltd. (V-Gen). The purchase price was $36.4 million, of which $35.6 million was allocated to the purchase price and $0.8 million was allocated to the fair value of unearned compensation related to unvested stock options. The purchase price was paid in cash and consisted of an initial purchase price of $34.0 million, plus an adjustment of $2.4 million based on a calculation of V-Gen’s net working capital and cash balances at the closing date. We incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  V-Gen expands our fiber laser products and our technology in this area.  The results of V-Gen are included in the results of our Lasers Group in the accompanying financial statements.

The consideration paid for the acquisition of V-Gen is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.

Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Cash	$1,482
Accounts receivable	2,264
Inventories	2,364
Other assets	1,243
Goodwill	19,543
Developed technology	5,600
In-process research and development	5,600
Customer relationships	1,600
Other intangible assets	300
Deferred income taxes	(2,211)
Other liabilities	(2,217)
$35,568

The goodwill related to the acquisition of V-Gen has been allocated to our Lasers Group and will not be deductible for tax purposes.

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

The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, we wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  During the first quarter of 2014, we recorded a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date.

Acquisition of Vistek Assets

On October 10, 2012, we acquired substantially all of the assets of Advanced Vibration Technologies, Inc., a corporation doing business under the trade name of Vistek (Vistek), for a purchase price of $2.5 million.  The purchase price was paid in cash at closing, of which $0.25 million was deposited at closing into escrow until October 10, 2013, to secure certain indemnification obligations of Vistek and its sole shareholder under the asset purchase agreement.  The full amount of the escrow deposit was released to the seller upon expiration of the escrow.  We incurred $49 thousand in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded our vibration control product offerings.  The results of the Vistek business are included in the results of our Photonics Group in the accompanying financial statements.

Acquisition of ILX

On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of our wholly owned subsidiary with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  The full amount of the escrow deposit was released to the ILX securityholders upon expiration of the escrow.  We incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded our optical power meter, laser diode instrumentation and fiber optic source product offerings, and added laser diode and light emitting diode (LED) burn-in, test and characterization systems to our product portfolio.  The results of ILX are included in the results of our Photonics Group in the accompanying financial statements.

Purchase Price Allocation for 2012 Acquisitions

The consideration paid for our acquisitions of ILX and the Vistek business is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The estimated fair values of intangible assets acquired were determined using an income approach.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.  Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)	ILX	Vistek Business	Total
Assets acquired and liabilities assumed:
Cash	$44	$-	$44
Accounts receivable	1,224	-	1,224
Inventories	861	81	942
Other assets	587	26	613
Goodwill	3,762	273	4,035
Developed technology	2,800	1,200	4,000
Customer relationships	1,100	900	2,000
Other intangible assets	1,090	20	1,110
Deferred income taxes	(1,841)	-	(1,841)
Other liabilities	(644)	-	(644)
	$8,983	$2,500	$11,483

The goodwill related to our acquisition of ILX is not deductible for tax purposes, as the transaction was a merger.  The goodwill related to our acquisition of the Vistek business is deductible for tax purposes, as the transaction was an asset purchase.

Fiscal Year End

We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2014 (referred to herein as 2014) ended on January 3, 2015, fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013 and fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012.  Fiscal year 2014 consisted of 53 weeks and fiscal years 2013 and 2012 consisted of 52 weeks.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources.  Our significant accounting policies are discussed in Note 1 (Organization and Summary of Significant Accounting Policies) of the Notes to Consolidated Financial Statements, included in Item 15 (Exhibits, Financial Statement Schedules) of this Annual Report on Form 10-K.  The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension plans, inventory reserves, warranty obligations, impairment of certain assets, income taxes and stock-based compensation expense.  The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.  Title to and risk of loss of products generally pass to the customer upon delivery (either at point of shipment or destination depending on the contractual delivery terms), but in certain cases pass upon acceptance.  We recognize revenue and related costs for arrangements with multiple deliverables as each element is delivered or completed based upon the lesser of its relative selling price, determined based upon the price that would be charged on a standalone basis, or the amount contractually due upon delivery of each element.  If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation.  Multiple deliverable sales frequently involve ancillary services such as installation, extended warranties or service contracts.  Such services are not often sold by us or our competitors on a stand-alone basis.  Therefore, we calculate the estimated selling price based on specific facts and circumstances for each service.  For example, the relative selling price for installation is determined by estimating the installation hours for a particular product, using historical experience, multiplied by the standard service billing rate.  Revenue for extended service contracts is recognized over the related contract periods.  Revenue for programs involving design and development services and delivery of product prototypes and/or other deliverables is recognized upon the completion of specified milestones, or over the term of the program based upon the percentage of completion of the program (using the cost-to-cost method), depending on the terms of the associated contract.  Certain sales to international customers are made through third-party distributors and revenue is recognized upon the sale to the distributor.  A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.  Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses.  Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage and/or service delivery costs negatively differ from our estimates, revisions to the estimated warranty obligation would be required, which could adversely affect our operating results.

Impairment of Assets

We assess the impairment of indefinite-lived assets at least annually and whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The determination of whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets.  Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets.  Under Accounting Standards Codification (ASC) 350-20, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets.  We perform the annual impairment test as of the beginning of the fourth quarter of each year.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required.  Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill.  The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

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

We recorded impairment charges related to goodwill and other intangible assets in 2012.  An explanation of such impairment charges is included in the discussion of our results of operations under the heading “Impairment Charge” on page 50.  There were no impairment charges in 2014 or 2013.

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

Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts, and the tax bases of existing assets and liabilities as well as operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  In accordance with the provisions of ASC 740, Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.  Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment.

We have maintained a valuation allowance against a portion of our gross deferred tax assets.  We have monitored our actual results, forecast data and other available evidence, both positive and negative, and we have periodically increased or reduced the valuation allowance based on our determinations of whether it is more likely than not that we will realize our net deferred tax assets.  An explanation of adjustments made to our valuation allowance in 2012 and 2013 is included in the discussion of our results of operations under the heading “Income Taxes” on page 51.

We utilize ASC 740-10-25, Income Taxes – Recognition, which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-25, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  As a multi-national corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.  If we ultimately determine that the payment of these liabilities will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies.  Conversely, we record additional tax charges in a period in which we determine that a recorded tax liability is less than the expected ultimate assessment.  As a result of these adjustments, our effective tax rate in a given financial statement period could be materially affected.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award.  We estimate the fair value of stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach.  The fair value of restricted stock unit awards is based on the closing market price of our common stock on the date of grant.

Determining the appropriate fair value of stock appreciation rights at the grant date requires significant judgment, including estimating the volatility of our common stock and expected term of the awards.  We compute expected volatility based on historical volatility over the expected term.  The expected term represents the period of time that stock appreciation rights are expected to be outstanding and is determined based on our historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expected exercise behavior.

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

The total stock-based compensation expense included in our consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Cost of sales	$1,098	$938	$693
Selling, general and administrative expenses	9,525	7,142	6,740
Research and development expense	1,428	1,093	936
	$12,051	$9,173	$8,369

Results of Operations for the Years Ended January 3, 2015, December 28, 2013 and December 29, 2012

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	January 3,	December 28,	December 29,
	2015	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	55.3	57.6	56.2
Gross profit	44.7	42.4	43.8

Selling, general and administrative expenses	26.2	26.6	26.8
Research and development expense	9.6	9.4	8.8
Loss (gain) on sale or other disposal of assets, net	0.3	0.8	(0.0)
Impairment charge	-	-	22.0
Operating income (loss)	8.6	5.6	(13.8)

Gain on sale of investments	-	-	1.0
Loss on extinguishment of debt	-	(0.6)	-
Interest and other expense, net	(0.7)	(1.2)	(1.4)
Income (loss) before income taxes	7.9	3.8	(14.2)

Income tax provision	2.1	1.0	0.9
Net income (loss)	5.8	2.8	(15.1)
Net income (loss) attributable to non-controlling interest	0.0	0.0	(0.1)
Net income (loss) attributable to Newport Corporation	5.8%	2.8%	(15.0)%

Net Sales

We sell our products to customers in a wide range of industries, which we categorize into five key end markets: scientific research market; defense and security markets; microelectronics market; life and health sciences market; and industrial manufacturing and other end markets.  Our total net sales, and our net sales into each of our key end markets, in 2014, 2013 and 2012 are shown in the tables below.

	Year Ended			Percentage
	January 3,	December 28,	Increase	Increase
(In thousands, except percentages)	2015	2013	(Decrease)	(Decrease)
Scientific research	$129,433	$123,105	$6,328	5.1%
Microelectronics	153,547	131,076	22,471	17.1
Life and health sciences	131,819	124,515	7,304	5.9
Defense and security	53,471	58,620	(5,149)	(8.8)
Industrial manufacturing and other	136,880	122,738	14,142	11.5
Total sales	$605,150	$560,054	$45,096	8.1%

	Year Ended			Percentage
	December 28,	December 29,	Increase	Increase
(In thousands, except percentages)	2013	2012	(Decrease)	(Decrease)
Scientific research	$123,105	$131,011	$(7,906)	(6.0)%
Microelectronics	131,076	138,773	(7,697)	(5.5)
Life and health sciences	124,515	132,267	(7,752)	(5.9)
Defense and security	58,620	71,491	(12,871)	(18.0)
Industrial manufacturing and other	122,738	121,804	934	0.8
Total sales	$560,054	$595,346	$(35,292)	(5.9)%

Net sales by our Photonics Group increased $15.4 million, or 6.7%, net sales by our Lasers Group increased $27.2 million, or 16.4%, and net sales by our Optics Group increased $2.5 million, or 1.5%, in 2014 compared with 2013.  Net sales by our Photonics Group decreased $7.3 million, or 3.1%, net sales by our Lasers Group decreased $15.6 million, or 8.6%, and net sales by our Optics Group decreased $12.3 million, or 7.0%, in 2013 compared with 2012.

The increases in our total net sales and in net sales by our Lasers Group in 2014 compared with 2013 were due in part to our acquisition of V-Gen, which was completed on September 29, 2014 and contributed $3.0 million in net sales in 2014, predominantly to customers in our industrial manufacturing and other end markets.  The increases in our total net sales and in net sales by our Optics Group in 2014 compared with 2013 were offset in part by reductions in sales resulting from the divestiture of our advanced packaging systems business, which was completed in January 2014.  The advanced packaging systems business contributed $13.0 million in sales in 2013, compared with only $0.1 million in sales in 2014.

The increase in net sales to our scientific research end market in 2014 compared with 2013 was due primarily to an improvement in overall market conditions during 2014, compared with the depressed sales levels in 2013.  The decrease in net sales to this market in 2013 compared with 2012 was due primarily to budget constraints and uncertainty in future global research spending levels during 2013, particularly in Europe and the Pacific Rim.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The increase in net sales to our microelectronics end market in 2014 compared with 2013 was due primarily to increased sales to semiconductor equipment manufacturing customers relating to new development programs and to increased sales of laser products used for materials processing applications related to the manufacture of electronic products.  This increase was offset in part by a reduction in sales of advanced packaging systems due to the divestiture of that business in January 2014.  Our advanced packaging systems business contributed net sales to this market of $5.4 million in 2013, for which there were no significant corresponding sales in 2014.  The decrease in net sales to this market in 2013 compared with 2012 was due primarily to the cyclical downturn in the semiconductor equipment industry, which was particularly pronounced at the end of 2012 and in the first half of 2013.  Such decrease was offset in part by sales from new program wins with semiconductor equipment manufacturing customers.

The increase in net sales to our life and health sciences end market in 2014 compared with 2013 was due primarily to increased sales of products used for surgical and dental applications, offset in part by decreased sales of products for analytical instrumentation applications.  The decrease in sales to this market in 2013 compared with 2012 was due primarily to decreased sales of products used for bioimaging, analytical instrumentation and surgical applications, offset in part by increased sales of products used for dental applications.

The decrease in net sales to our defense and security end markets in 2014 compared with 2013 was due primarily to continued uncertainty in future defense spending levels, primarily in the United States and Israel, which led to decreased sales of optics products to OEM customers for existing programs, as well as delays of new programs.  The decreases in 2014 compared with 2013 were also due to the divestiture of our advanced packaging systems business in January 2014.  Our advanced packaging systems business contributed net sales to these markets of $2.1 million in 2013, for which there were no corresponding sales in 2014.  The decrease in net sales to these markets in 2013 compared with 2012 was due primarily to lower defense budgets and uncertainty in future defense spending levels, primarily in the United States, which led to decreased sales of optics products to OEM customers for existing programs.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The increase in net sales to our industrial manufacturing and other end markets in 2014 compared with 2013 was due primarily to increased sales of products used for fiber optic device manufacturing, graphics and thermal imaging applications.  In addition, our acquisition of V-Gen, which we completed on September 29, 2014, contributed $2.6 million in sales to these markets in 2014.  This increase was offset in part by a reduction in sales of advanced packaging systems due to the divestiture of that business.  Our advanced packaging systems business contributed net sales to these markets of $5.3 million in 2013, for which there were no corresponding sales in 2014.  The slight increase in net sales to these markets in 2013 compared with 2012 was due to increased sales of products used for industrial equipment manufacturing, automated assembly and automotive safety, offset in large part by decreased sales of products used for optical metrology, graphics and laser and electro optics applications.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Year Ended
	January 3,	December 28,		Percentage
(In thousands, except percentages)	2015	2013	Increase	Increase
United States	$230,807	$218,298	$12,509	5.7%
Germany	81,859	75,119	6,740	9.0
Other European countries	87,404	81,178	6,226	7.7
Japan	54,059	51,761	2,298	4.4
Other Pacific Rim countries	108,953	95,779	13,174	13.8
Rest of world	42,068	37,919	4,149	10.9
Total sales	$605,150	$560,054	$45,096	8.1%

	Year Ended			Percentage
	December 28,	December 29,	Increase	Increase
(In thousands, except percentages)	2013	2012	(Decrease)	(Decrease)
United States	$218,298	$243,674	$(25,376)	(10.4)%
Germany	75,119	73,383	1,736	2.4
Other European countries	81,178	78,428	2,750	3.5
Japan	51,761	62,947	(11,186)	(17.8)
Other Pacific Rim countries	95,779	94,313	1,466	1.6
Rest of world	37,919	42,601	(4,682)	(11.0)
Total sales	$560,054	$595,346	$(35,292)	(5.9)%

The increase in sales to customers in the United States in 2014 compared with 2013 was due to increased sales to customers in our microelectronics, scientific research, and industrial manufacturing and other end markets, offset in part by lower sales to customers in our defense and security and life and health sciences end markets.

The increase in sales to customers in Germany in 2014 compared with 2013 was due primarily to higher sales to customers in our life and health sciences, scientific research and microelectronics end markets.  The increase in sales to customers in other countries in Europe in 2014 compared with 2013 was due primarily to higher sales to customers in our industrial manufacturing, microelectronics and defense and security end markets, offset in part by decreased sales to customers in our scientific research end market.

Sales to customers in Japan increased in 2014 compared to 2013 due primarily to higher sales to customers in our industrial manufacturing and other end markets, offset in part by lower sales to customers in our scientific research and life and health sciences end markets.  The increase in sales to customers in Pacific Rim countries other than Japan in 2014 compared with 2013 was attributable primarily to higher sales to customers in our scientific research, microelectronics and life and health sciences end markets, offset in part by lower sales to customers in our defense and security end markets.

The increase in sales to customers in the rest of the world in 2014 compared with 2013 was due primarily to higher sales to customers in our industrial manufacturing and other end markets, as well as our scientific research and life and health sciences end markets, offset in part by lower sales to customers in our defense and security end markets.

The decreases in sales to customers in the United States, Japan and other areas of the world in 2013 compared to 2012 were due to decreased sales to customers in all of our end markets in these regions, except for increases in sales to defense customers in other areas of the world and to industrial manufacturing customers in the United States.

The increases in sales to Germany and other European countries and to Pacific Rim countries other than Japan in 2013 compared with 2012 were due primarily to increased sales to customers in our life and health sciences market and industrial manufacturing and other markets.  The increases in sales to all of these regions were offset in part by decreased sales to scientific research customers.  Sales to customers in our microelectronics end market in 2013 decreased in the Pacific Rim and in Germany but increased in other European countries, compared with 2012.  Sales to customers in our defense and security end market in 2013 increased in Germany but decreased in other European countries, compared with 2012.

Gross Margin

Gross margin was 44.7%, 42.4% and 43.8% for 2014, 2013 and 2012, respectively.  The increase in gross margin in 2014 compared with 2013 was due primarily to increased absorption of manufacturing overhead, resulting from higher sales and production levels, and a higher proportion of sales of higher margin products by our Optics and Photonics Groups.  The decrease in gross margin in 2013 compared with 2012 was due primarily to decreased margins in our Optics Group due to lower absorption of manufacturing overhead as a result of lower sales and production levels.

In general, we expect that our gross margin will vary in any given period depending upon factors including our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $158.6 million, or 26.2% of net sales, $149.2 million, or 26.6% of net sales, and $159.3 million, or 26.8% of net sales, during 2014, 2013 and 2012, respectively.  The increase in SG&A expenses in absolute dollars in 2014 compared with 2013 was attributable primarily to an increase of $10.2 million in personnel costs, resulting primarily from higher incentive compensation and stock-based compensation expenses.  We recorded minimal cash incentive compensation expenses during the 2013 periods due to the lack of expected payouts under our 2013 incentive plans.

The decrease in SG&A expenses in 2013 compared with 2012 was attributable primarily to a reduction in depreciation and amortization expense of $10.3 million resulting primarily from the write-off of certain intangible assets of our former Ophir Division during the fourth quarter of 2012, and a reduction in personnel costs of $2.3 million resulting primarily from lower incentive compensation accruals, as well as headcount reductions implemented as part of our 2012 cost reduction initiative.  These reductions in SG&A were offset in part by charges associated with a facility closure and increased selling expenses due to a charge associated with a change in our sales channel.

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

Research and Development (R&D) Expense

R&D expense totaled $58.4 million, or 9.6% of net sales, $52.5 million, or 9.4% of net sales, and $52.7 million, or 8.8% of net sales, during 2014, 2013 and 2012, respectively.  The increase in R&D expense in 2014 compared with 2013 was due primarily to higher incentive compensation expenses and higher headcount related to new product development.

The decrease in R&D expense in absolute dollars in 2013 compared with 2012 was due primarily to refundable R&D tax credits of $1.3 million recognized in 2013. Such tax credits were recorded as a reduction in R&D expense because they were not dependent on us having taxable income.  The decreases were offset by increased spending on new projects.

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

Loss (Gain) on Sale or Other Disposal of Assets, Net

During 2014, we determined that we would no longer utilize certain software applications for which we had capitalized the application development costs and recognized a loss of $2.3 million on the disposal of such assets.

As discussed in more detail under the heading “Divestiture of Advanced Packaging Systems Business” on page 40, we completed the sale of our advanced packaging systems business in January 2014.  Such assets were held for sale as of December 28, 2013, and therefore, in 2013, we recorded a loss of $4.7 million relating to the anticipated sale of this business based on the terms that were being negotiated with the purchaser at that time.  In 2014, we recorded a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date.

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

Impairment Charge

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

Loss on Extinguishment of Debt

In July 2013, we entered into a new Credit Agreement (as defined on page 52) and terminated our prior credit agreement, as discussed in more detail under “Liquidity and Capital Resources” beginning on page 52.  In connection with terminating our prior credit agreement, we recorded a loss on extinguishment of debt of $3.4 million to write off the remaining deferred debt issuance costs associated with that agreement.

Interest and Other Expense, Net

Interest and other expense, net was $4.1 million, $6.5 million and $8.6 million in 2014, 2013 and 2012, respectively.  The decreases in interest and other expense, net in 2014 compared with 2013, and in 2013 compared with 2012, were due primarily to lower interest expense as a result of lower average interest rates and lower average outstanding balances under our Credit Facility (as defined on page 52) during 2014 and the second half of 2013 compared with the average interest rate and average outstanding balance of the term loan under our previous credit facility during 2012 and the first half of 2013.  The decreases in 2014 compared with 2013 were offset in part by losses from derivative instruments.

Income Taxes

Our effective income tax rate reflected a tax expense of 26.2% for 2014, a tax expense of 26.6% for 2013 and a tax expense of (6.5)% for 2012.  In 2014, our income tax rate was favorably impacted by an extraterritorial income exclusion benefit and a reduction of the corresponding uncertain tax position, which were recorded as discrete items.  In addition, our 2014 rate benefited from the retroactive extension of the federal research credit.  In 2013, our income tax rate was favorably impacted by the retroactive extension of the federal research credit for 2012, which was signed into law on January 2, 2013, and the reversal of uncertain foreign tax positions related to our Japanese and French subsidiaries, due to the expiration of the applicable audit statute of limitations.  This was offset in part by the unfavorable impact related to an adjustment to our Israeli deferred tax assets and liabilities, as a result of the adoption by the Israeli Parliament on July 30, 2013 of Budget Law 2013-2014 and the Economic Arrangements Law, which impacted the corporate tax rate applicable to our Israeli based operations.  In 2012, we recorded a loss before income taxes as a result of the impairment charges discussed under the heading “Impairment Charge” on page 50.  Certain of these impairment charges were not deductible for tax purposes and, as such, we recorded tax expense in 2012 notwithstanding such loss.

We had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During 2011, we recorded a reduction in our valuation allowance, representing substantially all of the valuation allowance against our U.S. deferred tax assets.  During 2012, we released $1.8 million of our remaining valuation allowance related to certain domestic deferred tax assets due to the recovery of certain investments and capital loss carryovers.  Also during 2012, after evaluating all positive and negative facts, we determined that it was not more likely than not that we would realize certain deferred tax assets associated with our former Ophir Division.  Therefore, we recorded a valuation allowance of $1.9 million, substantially all of which was applicable to our Optical Metrology Ltd. subsidiary based in Jerusalem, Israel.  In 2013, we reduced the valuation allowance by $0.8 million due primarily to Optical Metrology Ltd. qualifying for the beneficial tax rate of 0% on a portion of its earnings, which necessitated an adjustment to the underlying deferred tax assets and a corresponding adjustment to the valuation allowance.  As of January 3, 2015, we maintained a valuation allowance on domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets of $2.5 million.

As of January 3, 2015, we had $17.6 million of gross unrecognized tax benefits and a total of $14.3 million of net unrecognized tax benefits, which, if recognized, would affect our effective tax rate.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  Interest and penalties related to unrecognized tax benefits were not significant as of January 3, 2015.  We believe it is reasonably possible that our gross unrecognized tax benefits may decrease by $0.9 million over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to $48.6 million as of January 3, 2015 from $64.2 million as of December 28, 2013.  This decrease was attributable primarily to cash used for our acquisition of V-Gen, net repayments of debt, purchases of property and equipment and repurchases of our common stock, offset in part by net cash provided by our operating activities, proceeds from the sale of our advanced packaging systems business and proceeds from the issuance of common stock through our employee stock plans.

Net cash provided by our operating activities of $57.8 million for the year ended January 3, 2015 was attributable primarily to cash provided by our results of operations and to increases in accrued expenses and other liabilities of $5.8 million and accrued payroll and other expenses of $3.5 million, due to the timing of payments, offset in part by an increase in gross inventory of $27.1 million, primarily to support higher demand, and an increase in accounts receivable of $4.8 million due to the timing of collections.

Net cash used in investing activities of $45.0 million for the year ended January 3, 2015 was attributable primarily to net cash used for our acquisition of V-Gen of $34.1 million and purchases of property and equipment of $24.0 million, offset by net sales of marketable securities of $7.6 million and proceeds from the sale of our advanced packaging systems business of $5.0 million.

Net cash used in financing activities of $17.4 million for the year ended January 3, 2015 was attributable primarily to net repayments of borrowings of $14.0 million, which consisted primarily of payments under our Credit Facility and repayment of our Japanese private placement bonds; payments of $10.3 million to repurchase our common stock; payments of $2.9 million in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans; and the purchase of the non-controlling interests in our Optical Metrology Ltd., Ophir Japan Ltd. and Ophir Optronics GmbH subsidiaries for a total of $2.1 million.  These cash payments were offset in part by proceeds of $5.5 million received from the issuance of common stock under employee stock plans and an excess tax benefit of $6.4 million related to these plans.

As of January 3, 2015, we had cash and cash equivalents of $46.9 million, restricted cash of $1.7 million and marketable securities of $0.1 million.  Substantially all of our marketable securities were invested in certificates of deposit as of January 3, 2015.  Our senior financial management and our Board of Directors periodically review any significant balances of marketable securities to determine the appropriate investment strategy.  We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures, debt payment requirements and other contractual obligations, and changes in interest rates.

In October 2011, we entered into a credit agreement with certain lenders.  Such credit agreement and the related security agreement provided for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.

On July 18, 2013, we entered into a new credit agreement with certain lenders (Credit Agreement), which replaced the prior credit agreement.  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  Concurrently with the closing of the Credit Agreement, we terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the Credit Facility together with a portion of our then-existing cash balances.

At January 3, 2015, the outstanding balance under the Credit Facility was $71.0 million.  The interest rate per annum applicable to amounts outstanding under the Credit Facility is, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus an applicable margin, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus an applicable margin.  A commitment fee is payable on the unused portion of the Credit Facility.  The margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the Credit Facility, and the commitment fee, are adjusted periodically based on our consolidated leverage ratio, as calculated pursuant to the Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is

0.25% per annum.  As of January 3, 2015, the interest rate per annum applicable to amounts outstanding under the Credit Facility was 1.69%, and the commitment fee on the unused portion of the Credit Facility was 0.25%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our U.S. subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our international subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At January 3, 2015, based on our Consolidated Adjusted EBITDA, the $71.0 million borrowed under the Credit Facility, additional indebtedness (including capital leases) of $3.8 million and outstanding letters of credit of $2.8 million, we had approximately $163.3 million available for additional borrowing under the Credit Facility.

At January 3, 2015, we also had (i) revolving lines of credit with Japanese banks; (ii) an agreement with a Japanese bank under which we sell trade notes receivable with recourse; and (iii) a loan with an Israeli bank.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	Principal	Amount
	Amount	Available for
	Outstanding	Borrowing
Description	(in millions)	(in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$3.2	$2.4	1.15% to 1.30%	No expiration dates
Japanese agreements for sale of receivables	$-	$1.6	1.48%	No expiration dates
Israeli loan	$0.6	$-	2.97%	October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  During 2014, we repurchased 0.6 million shares for a total of $10.3 million under this program.  No purchases were made under this program during 2013 or 2012.  As of January 3, 2015, 3.3 million shares remained available for purchase under the program.  The terms of our Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.

We expect to use $20 million to $25 million of cash for capital expenditures during 2015.

We believe our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our Credit Facility and other lines of credit, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  While a substantial portion of our cash and cash equivalents, restricted cash and marketable securities is held outside of the United States, we currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents, restricted cash and/or marketable securities held in the United States, together with our cash flows from U.S. operations and the borrowing capacity under our Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures, for at least the next twelve months and thereafter for the foreseeable future.  However, these expectations are based upon many assumptions and are subject to numerous risks, including those risks discussed under the heading “Risk Factors” on pages 18 to 31.  In addition, under current tax laws and regulations, if cash and cash equivalents and investments held outside of the United States, which relate to undistributed earnings of certain of our foreign subsidiaries and are considered to be indefinitely reinvested, were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

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

Our debt obligations, capital and operating lease obligations, purchase obligations and pension benefit obligations at January 3, 2015 were as follows:

	Payments due by period
	Less than	1-3	3-5	More than
(In thousands)	1 year	years	years	5 years	Total
Debt obligations	$3,772	$-	$71,000	$-	$74,772
Capital lease obligations	16	30	7	-	53
Operating lease obligations	10,804	16,029	14,041	11,956	52,830
Purchase obligations	3,354	1,545	-	-	4,899
Pension benefits	2,076	3,390	3,477	16,180	25,123
	$20,022	$20,994	$88,525	$28,136	$157,677

We have subleased one of our facilities under a non-cancelable sublease.  Future minimum rentals to be received by us under such sublease as of January 3, 2015 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2015	$224
2016	345
2017	427
2018	488
2019	494
Total minimum sublease payments	$1,978

Our gross unrecognized tax benefits at January 3, 2015 were $17.6 million.  However, we are not able to provide a detailed estimate of the timing of payments related to our gross unrecognized tax benefits due to the uncertainty of when the related tax settlements are due.  We believe it is reasonably possible that our gross unrecognized tax benefits may decrease by $0.9 million over the next twelve months.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity, which updates the guidance in Topics 205 and 360.  ASU No. 2014-08 requires that the disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results.  ASU No. 2014-08 also requires additional disclosures regarding discontinued operations.  ASU No. 2014-08 is required to be applied prospectively for fiscal years and interim periods beginning after December 15, 2014.  The adoption of ASU No. 2014-08 will not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue for the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognized revenue when (or as) the company satisfies a performance obligation.  ASU No. 2014-09 will become effective for interim and annual periods beginning after December 15, 2016 and can be applied either (i) retrospectively to each prior reporting period or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  Early adoption is not permitted.  We are currently evaluating the expected impact of ASU No. 2014-09 on our financial position and results of operations.

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

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides acquired companies an option to apply pushdown accounting to its separate financial statements upon an event resulting in a change in control.  An election to apply pushdown accounting in a period subsequent to the change in control event would be considered a change in accounting principle.  ASU No. 2014-17 became effective on November 18, 2014 and did not have an impact on our financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-1 eliminates the concept of extraordinary items, which currently requires companies to present unusual and infrequent items separately in the income statement net of tax, after income from continuing operations, and to disclose income tax and earnings per share data applicable to the extraordinary items.  ASU No. 2015-1 will become effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted.  The adoption of ASU No. 2015-1 will not have an impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed are changes in foreign exchange rates, which may generate translation and transaction gains and losses, and changes in interest rates.

Foreign Currency Risk

We sell our products globally, and have operations in various countries outside of the United States that manufacture our products for sale globally.  Operating in international markets sometimes involves exposure to volatile movements in currency exchange rates.  The economic impact of currency exchange rate movements on our operating results is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.  These changes, if material, may cause us to adjust our financing and operating strategies.  Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors.

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

As currency exchange rates change, translation of the statements of operations and comprehensive income (loss) of international operations into U.S. dollars affects the year-over-year comparability of operating results.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.  Changes in currency exchange rates that have the largest impact on translating our international operating income include the euro and Japanese yen.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 3, 2015.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	January 3, 2015
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$21,968	3.73
Israeli Shekel - put options	(22,966)	3.73
	$(998)
Fair value	$(818)

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $48.6 million at January 3, 2015, are sensitive to changes in the general level of interest rates.  In addition, assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have various lines of credit and other loans in Israel and Japan.  Our revolving line of credit in the United States, and many of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of January 3, 2015:

	Expected Maturity Date
(US$ equivalent in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$584	$-	$-	$-	$-	$-	$584	$583
Weighted average interest rate	2.97%	0.00%	0.00%	0.00%	0.00%	0.00%	2.97%
Variable rate (US$)	$-	$-	$-	$71,000	$-	$-	$71,000	$69,761
Weighted average interest rate	0.00%	0.00%	0.00%	1.69%	0.00%	0.00%	1.69%
Fixed rate (non-US$)	$415	$-	$-	$-	$-	$-	$415	$415
Weighted average interest rate	1.14%	0.00%	0.00%	0.00%	0.00%	0.00%	1.14%
Variable rate (non-US$)	$2,773	$-	$-	$-	$-	$-	$2,773	$2,774
Weighted average interest rate	1.30%	0.00%	0.00%	0.00%	0.00%	0.00%	1.30%
Total debt obligations	$3,772	$-	$-	$71,000	$-	$-	$74,772	$73,533
Weighted average interest rate	1.54%	0.00%	0.00%	1.69%	0.00%	0.00%	1.68%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.  The supplementary financial information required by this item is included in Note 17, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-42.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of January 3, 2015.  In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of January 3, 2015.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended January 3, 2015, has issued a report of independent registered public accounting firm on our internal control over financial reporting.  Such report of independent registered public accounting firm is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the “Company”) as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2015 of the Company and our report dated March 4, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule based on our audit.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 4, 2015

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2015 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders, which is expected to be held on May 19, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2015 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders, which is expected to be held on May 19, 2015.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2015 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders, which is expected to be held on May 19, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2015 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders, which is expected to be held on May 19, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our Proxy Statement to be filed within 120 days of January 3, 2015 and delivered to stockholders in connection with our 2015 Annual Meeting of Stockholders, which is expected to be held on May 19, 2015.

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

3.2

Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company effective as of August 16, 2010 and amended on December 17, 2014 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

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

10.22

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

10.23

Amendment No. 1, dated as of December 20, 2013, to Credit Agreement dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013).

10.24

Security and Pledge Agreement, dated as of July 18, 2013, among Newport Corporation, the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.25

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2015.

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

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President, Chief Executive Officer	March 4, 2015
Robert J. Phillippy	and Director (Principal Executive Officer)

/s/ Charles F. Cargile	Senior Vice President, Chief Financial Officer	March 4, 2015
Charles F. Cargile	and Treasurer (Principal Financial Officer)

/s/ Christopher Cox	Director	March 4, 2015
Christopher Cox

/s/ Siddhartha C. Kadia	Director	March 4, 2015
Siddhartha C. Kadia

/s/ Oleg Khaykin	Director	March 4, 2015
Oleg Khaykin

/s/ Cherry A. Murray	Director	March 4, 2015
Cherry A. Murray

/s/ Kenneth F. Potashner	Director	March 4, 2015
Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 4, 2015
Peter J. Simone

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Newport Corporation and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended January 3, 2015, December 28, 2013, and December 29, 2012.  Our audits also included the financial statement schedule listed in the index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newport Corporation and subsidiaries as of January 3, 2015, and December 28, 2013, and the results of their operations and their cash flows for each of the three years ended January 3, 2015, December 28, 2013, and December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 4, 2015

NEWPORT CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Year Ended
	January 3,	December 28,	December 29,
	2015	2013	2012

Net sales	$605,150	$560,054	$595,346
Cost of sales	334,394	322,341	334,758
Gross profit	270,756	237,713	260,588

Selling, general and administrative expenses	158,646	149,183	159,347
Research and development expense	58,432	52,524	52,714
Loss (gain) on sale or other disposal of assets, net	1,913	4,725	(166)
Impairment charge	-	-	130,853
Operating income (loss)	51,765	31,281	(82,160)

Gain on sale of investments	-	-	6,248
Loss on extinguishment of debt	-	(3,355)	-
Interest and other expense, net	(4,085)	(6,490)	(8,559)
Income (loss) before income taxes	47,680	21,436	(84,471)

Income tax provision	12,510	5,698	5,479
Net income (loss)	35,170	15,738	(89,950)
Net income (loss) attributable to non-controlling interests	112	137	(527)
Net income (loss) attributable to Newport Corporation	$35,058	$15,601	$(89,423)

Net income (loss)	$35,170	$15,738	$(89,950)
Other comprehensive income (loss)
Foreign currency translation gains (losses)	(12,260)	2,159	1,169
Unrecognized net pension gains (losses), net of tax	(2,456)	849	(2,243)
Unrealized gains on marketable securities, net of tax	353	208	48
Comprehensive income (loss)	$20,807	$18,954	$(90,976)

Comprehensive income (loss) attributable to non-controlling interests	$112	$23	$(593)
Comprehensive income (loss) attributable to Newport Corporation	20,695	18,931	(90,383)
Comprehensive income (loss)	$20,807	$18,954	$(90,976)

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.88	$0.40	$(2.35)
Diluted	$0.87	$0.39	$(2.35)

Shares used in the computation of net income (loss) per share:
Basic	39,750	39,010	38,133
Diluted	40,528	39,558	38,133

See accompanying notes.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 3,	December 28,
	2015	2013
ASSETS
Current assets:
Cash and cash equivalents	$46,883	$53,710
Restricted cash	1,704	2,305
Marketable securities	57	8,219
Accounts receivable, net of allowance for doubtful accounts of $1,242 and $1,441 as of January 3, 2015 and December 28, 2013, respectively	96,512	96,388
Inventories	112,440	103,383
Deferred income taxes, net	20,734	22,437
Prepaid expenses and other current assets	14,948	14,769
Total current assets	293,278	301,211

Property and equipment, net	82,793	80,516
Goodwill	97,524	78,801
Deferred income taxes, net	5,005	4,474
Intangible assets, net	70,811	67,342
Investments and other assets	30,516	32,885
	$579,927	$565,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,772	$4,861
Accounts payable	31,448	31,714
Accrued payroll and related expenses	34,607	31,015
Accrued expenses and other current liabilities	31,797	35,341
Total current liabilities	101,624	102,931

Long-term debt	71,000	83,646
Pension liabilities	28,554	27,093
Deferred income taxes and other liabilities	22,045	23,182

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,603,662 and 39,394,196 shares issued and outstanding as of January 3, 2015 and December 28, 2013, respectively	4,626	4,598
Capital in excess of par value	468,575	459,562
Accumulated other comprehensive loss	(17,982)	(3,619)
Accumulated deficit	(98,515)	(133,573)
Total stockholders’ equity of Newport Corporation	356,704	326,968
Non-controlling interests	-	1,409
Total stockholders’ equity	356,704	328,377
	$579,927	$565,229

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 3,	December 28,	December 29,
	2015	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,170	$15,738	$(89,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,136	30,478	39,632
Amortization of discount on convertible subordinated notes	-	-	12
Impairment charge	-	-	130,853
Excess tax benefits from stock-based compensation	(6,393)	(3,972)	(655)
Deferred income taxes, net	(3,000)	(4,204)	353
Provision for losses on inventories	9,498	7,160	5,499
Stock-based compensation expense	12,051	9,173	8,369
Provision for doubtful accounts, net	587	404	390
Loss (gain) on sale of assets	(411)	4,725	(6,414)
Loss on disposal of property and equipment	2,796	535	470
Loss on extinguishment of debt	-	3,355	-
Increase (decrease) in cash due to change, net of acquisitions and divestitures:
Accounts receivable	(4,839)	(9,155)	8,727
Inventories	(27,060)	(1,502)	(1,850)
Prepaid expenses and other assets	1,435	3,346	(1,863)
Accounts payable	507	321	4
Accrued payroll and related expenses	3,541	1,208	(8,208)
Accrued expenses and other liabilities	5,770	6,240	(3,920)
Net cash provided by operating activities	57,788	63,850	81,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,960)	(16,319)	(11,529)
Restricted cash	476	843	9,286
Proceeds from sale of assets	5,030	-	6,373
Purchase of marketable securities	(1,463)	(5,264)	(6,694)
Proceeds from the sale and maturity of marketable securities	9,026	6,068	3,039
Acquisition of businesses, net of cash acquired	(34,124)	-	(11,439)
Net cash used in investing activities	(45,015)	(14,672)	(10,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	4,000	120,000	-
Debt issuance costs	-	(1,484)	-
Repayment of long-term debt	(20,336)	(210,356)	(20,148)
Proceeds from short term borrowings	6,873	5,121	6,197
Repayment of short term borrowings	(4,505)	(8,733)	(24,686)
Purchases of non-controlling interests	(2,086)	-	-
Proceeds from the issuance of common stock under employee plans	5,543	8,293	3,599
Tax withholding payment related to net share settlement of equity awards	(2,940)	(1,994)	(3,066)
Purchases of the Company’s common stock	(10,292)	-	-
Excess tax benefits from stock-based compensation	6,393	3,972	655
Net cash used in financing activities	(17,350)	(85,181)	(37,449)
Impact of foreign exchange rate changes on cash balances	(2,250)	946	30
Net (decrease) increase in cash and cash equivalents	(6,827)	(35,057)	33,066
Cash and cash equivalents at beginning of year	53,710	88,767	55,701
Cash and cash equivalents at end of year	$46,883	$53,710	$88,767

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,055	$4,956	$6,129
Cash paid during the year for income taxes, net	$5,286	$4,398	$6,918
Property and equipment accrued in accounts payable at year end	$462	$108	$489

See accompanying notes.

NEWPORT CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of	Accumulated other comprehensive	Accumulated	Newport Corporation stockholders’	Non- controlling	Total stockholders’
	Shares	Amount	par value	loss	deficit	equity	interests	equity
December 31, 2011	37,634	$4,392	$431,606	$(5,989)	$(59,751)	$370,258	$2,019	$372,277
Net loss	-	-	-	-	(89,423)	(89,423)	(527)	(89,950)
Other comprehensive loss	-	-	-	(960)	-	(960)	(66)	(1,026)
Issuance of common stock under employee plans	948	111	3,488	-	-	3,599	-	3,599
Purchase from non-controlling interest shareholder	-	-	-	-	-	-	(40)	(40)
Tax withholding payment related to net share settlement of equity awards	(180)	(22)	(3,044)	-	-	(3,066)	-	(3,066)
Stock-based compensation expense	-	-	8,369	-	-	8,369	-	8,369
Tax benefits from stock-based compensation, net	-	-	655	-	-	655	-	655
December 29, 2012	38,402	4,481	441,074	(6,949)	(149,174)	289,432	1,386	290,818
Net income	-	-	-	-	15,601	15,601	137	15,738
Other comprehensive income (loss)	-	-	-	3,330	-	3,330	(114)	3,216
Issuance of common stock under employee plans	1,110	131	8,162	-	-	8,293	-	8,293
Deferral of vested restricted stock units	-	-	(561)	-	-	(561)	-	(561)
Tax withholding payment related to net share settlement of equity awards	(118)	(14)	(1,980)	-	-	(1,994)	-	(1,994)
Stock-based compensation expense	-	-	9,173	-	-	9,173	-	9,173
Tax benefits from stock-based compensation, net	-	-	3,694	-	-	3,694	-	3,694
December 28, 2013	39,394	4,598	459,562	(3,619)	(133,573)	326,968	1,409	328,377
Net income	-	-	-	-	35,058	35,058	112	35,170
Other comprehensive loss	-	-	-	(14,363)	-	(14,363)	-	(14,363)
Issuance of common stock under employee plans	919	110	5,433	-	-	5,543	-	5,543
Purchases from non-controlling interest shareholders	-	-	(565)	-	-	(565)	(1,521)	(2,086)
Deferral of vested restricted stock units	-	-	(627)	-	-	(627)	-	(627)
Tax withholding payment related to net share settlement of equity awards	(142)	(16)	(2,924)	-	-	(2,940)	-	(2,940)
Repurchases of common stock	(567)	(66)	(10,226)	-	-	(10,292)	-	(10,292)
Stock-based compensation expense	-	-	12,051	-	-	12,051	-	12,051
Tax benefits from stock-based compensation, net	-	-	5,871	-	-	5,871	-	5,871
January 3, 2015	39,604	$4,626	$468,575	$(17,982)	$(98,515)	$356,704	$-	$356,704

See accompanying notes.

NEWPORT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Newport Corporation, including its subsidiaries (collectively, the Company), is a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, and three-dimensional non-contact measurement equipment.  The Company’s products are used worldwide in a variety of industries including scientific research, defense and security, microelectronics, life and health sciences and industrial markets.  The Company operates within three distinct business segments: its Photonics Group, its Lasers Group and its Optics Group.  All of these groups offer a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of the Company’s targeted end markets.

Basis of Presentation

The accompanying financial statements include the accounts of Newport Corporation and its wholly owned and majority owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

The Company uses a 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2014 (referred to herein as 2014) ended on January 3, 2015, fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013 and fiscal year 2012 (referred to herein as 2012) ended December 29, 2012.  Fiscal year 2014 consisted of 53 weeks and 2013 and 2012 each consisted of 52 weeks.

Foreign Currency Translation

Assets and liabilities for the Company’s international operations are translated into U.S. dollars using current rates of exchange in effect at the balance sheet dates.  Items of income and expense for the Company’s international operations are translated using the monthly average exchange rates in effect for the period in which the items occur.  The functional currency for all of the Company’s international operations is the local currency, except for Israel and Canada, for which the functional currency is the U.S. dollar.  Where the local currency is the functional currency, the resulting translation gains and losses are included as a component of stockholders’ equity in accumulated other comprehensive loss.  Where the U.S. dollar is the functional currency, the resulting translation gains and losses are included in the results of operations.  Realized foreign currency transaction gains and losses for all entities are included in the results of operations.

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The Company does not engage in currency speculation; however, the Company uses forward exchange contracts and foreign currency option contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  The Company has not elected hedge accounting treatment and, accordingly, changes in fair values are reported in the consolidated statements of operations and comprehensive income (loss).  The Company reports derivative asset and liabilities on a gross basis with derivative assets included in prepaid expenses and other current assets and derivative liabilities included in accrued expenses and other current liabilities.  The forward exchange contracts and foreign currency option contracts generally result in the Company paying or receiving net amounts, based on the change in foreign currency rates between inception of the contracts and maturity of the contracts.  If the counterparties to the contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

be at risk for any currency related fluctuations.  Changes in fair values and transaction gains and losses are included in interest and other expense, net in the results of operations (see Note 6).

Cash and Cash Equivalents and Marketable Securities

The Company considers cash and highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.  Investments with original maturities exceeding three months at the date of purchase are classified as marketable securities.  All marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in accumulated other comprehensive loss unless the Company determines there is an other-than-temporary impairment, in which case the loss is recorded in the consolidated statements of operations and comprehensive income (loss).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, foreign currency exchange contracts and accounts receivable.  The Company maintains cash and cash equivalents with and purchases its foreign currency exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution.  Substantially all of the Company’s marketable securities were invested in certificates of deposit as of January 3, 2015.  The Company’s senior financial management and the Company’s Board of Directors periodically review any significant balances of marketable securities to determine the appropriate investment strategy.

The Company’s customers are concentrated in the scientific research, defense and security, microelectronics, life and health sciences and industrial markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets.  Receivables from the Company’s customers are generally unsecured.  To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition.  For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

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

Goodwill represents the excess of the purchase price of the net assets of acquired entities over the fair value of such assets.  Under Accounting Standards Codification (ASC) 350, Intangibles – Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized but are tested for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets.  The Company performs the annual impairment test as of the beginning of the fourth quarter of each year.  A two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is based upon a comparison of the fair value of each of the Company’s reporting units, as defined, and the carrying value of the reporting unit’s net assets, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not to be impaired; otherwise, step two is required.  Under step two, the implied fair value of goodwill, calculated as the difference between the fair value of the reporting unit and the fair value of the net assets of the reporting unit, is compared with the carrying value of goodwill.  The excess of the carrying value of goodwill over the implied fair value represents the amount impaired.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The Company determines its reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit.  For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification.

Fair value of the Company’s reporting units is determined using a combination of a comparative company analysis and a discounted cash flow analysis.  The comparative company analysis establishes fair value by applying market multiples to the Company’s revenue and earnings before interest, income taxes, depreciation and amortization.  Such multiples are determined by comparing the Company’s reporting units with other publicly traded companies within the respective industries that have similar economic characteristics.  In addition, a control premium is added to reflect the value an investor would pay to obtain a controlling interest, which is consistent with the lower quartile control premium for transactions in those industries in which the Company does business.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit and applying a terminal growth rate.  The present value of estimated discounted future cash flows is determined using the Company’s estimates of revenue and costs for the reporting units, using a combination of historical results, industry data and competitor data, as well as appropriate discount rates.  The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit.

During 2012, sales by the Company’s former Ophir Division were below the levels that the Company had originally forecasted at the time of the acquisition of Ophir Optronics, Ltd. and its subsidiaries (Ophir).  In light of those sales levels and other factors, in connection with the annual evaluation of goodwill and other intangible assets in the fourth quarter of 2012, the Company determined that the cash flow projections of its former Ophir Division had diminished and, therefore, the goodwill and other intangible assets associated with that division were impaired.  As a result, the Company recorded an impairment charge of $67.8 million, which represented all of the goodwill that had been allocated to the Ophir Division.  In addition, the Company recorded an impairment charge of $62.6 million related to acquired intangible assets.  Such charge consisted of $33.8 million for customer relationships, $21.5 million for developed technology, $2.1 million for in-process research and development, $4.6 million for indefinite-lived trade names and $0.6 million for finite-lived trade names.  Trade names and developed technologies were valued using the relief-from-royalty method, and customer relationships and in-process research and development were valued using the multi-period excess earnings method.  There were no impairment charges in 2014 or 2013.

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

In the fourth quarter of 2012, in connection with the Company’s annual evaluation of long-lived assets, it determined that certain assets of its former Ophir Division (which are now a part of the Company’s Photonics Group) were impaired.  Accordingly, the Company recorded an impairment charge of $0.5 million related to fixed assets.  There were no impairment charges during 2014 or 2013.

Warranty

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Optics Groups generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty, and laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Products sold by the Photonics and Optics Groups to original equipment manufacturer (OEM) customers carry

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

warranties generally ranging from 15 to 19 months.  Products sold by the Company’s Lasers Group carry warranties that vary by product, customer type and product component, but generally range from 90 days to two years.  In certain cases, such warranties for Lasers Group products are limited by either a set time period or a maximum amount of hourly usage of the product, whichever occurs first.  Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria.  The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales.

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

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.  Title to and risk of loss of products generally pass to the customer upon delivery (either at point of shipment or destination depending on the contractual delivery terms), but in certain cases pass upon acceptance.  The Company recognizes revenue and related costs for arrangements with multiple deliverables as each element is delivered or completed based upon the lesser of its relative selling price, determined based upon the price that would be charged on a standalone basis, or the amount contractually due upon delivery of each element.  If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation.  Multiple deliverable sales frequently involve ancillary services such as installation, extended warranties or service contracts.  Such services are not often sold by the Company or its competitors on a stand-alone basis.  Therefore, the Company calculates the estimated selling price based on specific facts and circumstances for each service.  For example, the relative selling price for installation is determined by estimating the installation hours for a particular product, using historical experience, multiplied by the standard service billing rate.  Revenue for extended service contracts is recognized over the related contract periods.  Revenue for programs involving design and development services and delivery of product prototypes and/or other deliverables is recognized upon the completion of specified milestones, or over the term of the program based upon the percentage of completion of the program (using the cost-to-cost method), depending on the terms of the associated contract.  Certain sales to international customers are made through third-party distributors and revenue is recognized upon the sale to the distributor.  A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.  Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expenses.  Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Advertising

The Company expenses the costs of advertising as incurred.  Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.4 million, $4.2 million and $3.9 million for 2014, 2013 and 2012, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred.  Shipping and handling costs of $5.0 million, $4.7 million and $5.2 million are included in selling, general and administrative expenses for 2014, 2013 and 2012, respectively.

Research and Development

All research and development costs are expensed as incurred.

Non-Controlling Interests

In October 2011, the Company acquired Ophir.  As of December 28, 2013, Ophir’s subsidiaries, Ophir Japan, Ltd. in Japan, Ophir Optronics GmbH in Germany, and Optical Metrology Ltd. in Israel, had non-controlling interest holders of 33.3%, 25% and 14.1%, respectively.  Earnings (losses) attributable to the non-controlling interests are separately identified in the Company’s consolidated financial statements.

During 2014, the Company purchased all shares owned by the holders of the non-controlling interests in Optical Metrology Ltd., Ophir Japan Ltd. and Ophir Optronics GmbH, for $0.9 million, $0.9 million and $0.2 million, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Deferred income taxes are recognized for the future tax consequences of temporary differences using enacted statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences include the difference between the financial statement carrying amounts, and the tax bases of existing assets and liabilities as well as operating loss and tax credit carryforwards.  In accordance with the provisions of ASC 740, Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Under the fair value recognition provision of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award.  The Company estimates the fair value of stock appreciation rights granted using the Black-Scholes-Merton option pricing model and a single option award approach.  The fair value of restricted stock unit awards is based on the closing market price of the Company’s common stock on the date of grant.

Determining the appropriate fair value of stock appreciation rights at the grant date requires significant judgment, including estimating the volatility of the Company’s common stock and expected term of the awards.  The Company computes expected volatility based on historical volatility over the expected term.  The expected term represents the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

period of time that stock appreciation rights are expected to be outstanding and is determined based on historical experience, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expected exercise behavior.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity, which updates the guidance in Topics 205 and 360.  ASU No. 2014-08 requires that the disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the entity’s operations and financial results.  ASU No. 2014-08 also requires additional disclosures regarding discontinued operations.  ASU No. 2014-08 is required to be applied prospectively for fiscal years and interim periods beginning after December 15, 2014.  The adoption of ASU No. 2014-08 will not have a material impact on the Company’s financial position or results of operations.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

In November 2014, the FASB issued ASU No. 2014-17, Pushdown Accounting, which provides acquired companies an option to apply pushdown accounting to its separate financial statements upon an event resulting in a change in control.  An election to apply pushdown accounting in a period subsequent to the change in control event would be considered a change in accounting principle.  ASU No. 2014-17 became effective on November 18, 2014 and did not have an impact on the Company’s financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  ASU No. 2015-1 eliminates the concept of extraordinary items, which previously required companies to present extraordinary items in the income statement net of tax, after income from continuing operations.  ASU No. 2015-1 will become effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted.  The adoption of ASU No. 2015-1 will not have an impact on the Company’s financial position or results of operations.

NOTE 2        ACQUISITIONS AND DIVESTITURES

Acquisition of FEMTOLASERS

On February 11, 2015, the Company acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).   The initial purchase price of €9.1 million (approximately $10.9 million) was paid in cash at closing and is subject to a net asset adjustment.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until thirty months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement.  The Company incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  FEMTOLASERS expands the Company’s offering of ultrafast laser products and enhances its technology base in this area.  The results of FEMTOLASERS will be included in the results of the Company’s Lasers Group as of the acquisition date.  The Company has not disclosed the fair value of assets and liabilities acquired or supplemental pro forma financial information for this acquisition, as the initial accounting for this transaction has not been completed.

Immediately following the closing of the transaction, the Company repaid €3.6 million (approximately $4.4 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

Acquisition of V-Gen

On September 29, 2014, the Company acquired all of the capital stock of V-Gen, Ltd. (V-Gen). The purchase price was $36.4 million, of which $35.6 million was allocated to the purchase price and $0.8 million was allocated to the fair value of unearned compensation related to unvested stock options.  The purchase price was paid in cash and consisted of an initial purchase price of $34.0 million, plus an adjustment of $2.4 million based on a calculation of V-Gen’s net working capital and cash balances at the closing date.  After considering the cash held by V-Gen as of the closing date, the net cash used by the Company for this transaction was $34.1 million. The Company incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of operations and comprehensive income (loss).  V-Gen expands the Company’s fiber laser products and its technology in this area.  The results of V-Gen are included in the results of the Company’s Lasers Group.

The consideration paid by the Company for the acquisition of V-Gen is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)
Assets acquired and liabilities assumed:
Cash	$1,482
Accounts receivable	2,264
Inventories	2,364
Other assets	1,243
Goodwill	19,543
Developed technology	5,600
In-process research and development	5,600
Customer relationships	1,600
Other intangible assets	300
Deferred income taxes	(2,211)
Other liabilities	(2,217)
$35,568

The goodwill related to the acquisition of V-Gen has been allocated to the Company’s Lasers Group and will not be deductible for tax purposes.

The actual net sales and net income of V-Gen from September 29, 2014, the closing date of the acquisition, that were included in the Company’s consolidated statements of income and comprehensive income (loss) for the year ended January 3, 2015 are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company during the years ended January 3, 2015 and December 28, 2013, including the results of V-Gen as though the acquisition had occurred at the beginning of 2013.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of 2013.

	Year Ended
	January 3,	December 28,
(Unaudited, in thousands)	2015	2013
Actual:
Net sales	$3,023	$-
Net income attributable to Newport Corporation	$158	$-
Supplemental pro forma information:
Net sales	$613,340	$570,330
Net income attributable to Newport Corporation	$35,666	$14,854

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for both periods presented in the table above.  The pro forma net income assumes amortization of acquired intangible assets began at the beginning of 2013 rather than on September 29, 2014.  The result is a net increase in amortization expense of $0.7 million and $1.2 million for the years ended January 3, 2015 and December 28, 2013, respectively.  In addition, $0.3 million in charges to cost of sales related to inventory that was marked up to fair value for purchase accounting was added back to pro forma net income for the year ended January 3, 2015 and subtracted from pro forma net income for the year ended December 28, 2013.  Transaction costs totaling $0.3 million, which were incurred prior to the closing of the acquisition, are excluded from pro forma net income.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

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

The net book value of this business was $9.5 million as of December 28, 2013; however, because these assets were held for sale at such time, the Company wrote them down to their net realizable value as of December 28, 2013 based on the terms that had been negotiated with the purchaser and expected transaction costs, resulting in a loss of $4.7 million during 2013.  In 2014, the Company recorded a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date.

Acquisition of Vistek Assets

On October 10, 2012, the Company acquired substantially all of the assets of Advanced Vibration Technologies, Inc., a corporation doing business under the trade name of Vistek (Vistek), for a purchase price of $2.5 million.  The purchase price was paid in cash at closing, of which $0.25 million was deposited at closing into escrow until October 10, 2013, to secure certain indemnification obligations of Vistek and its sole shareholder under the asset purchase agreement.  The full amount of the escrow deposit was released to the seller upon the expiration of the escrow.  The Company incurred $49 thousand in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded the Company’s vibration control product offerings.  The results of the Vistek business are included in the results of the Company’s Photonics Group.

Acquisition of ILX

On January 13, 2012, the Company acquired all of the outstanding capital stock of ILX Lightwave Corporation (ILX) by means of a merger of a wholly owned subsidiary of the Company with and into ILX.  The total purchase price for the acquisition was $9.0 million.  An initial purchase price of $9.3 million was paid in cash at closing, of which $1.2 million was deposited at closing into escrow until July 12, 2013, to secure certain indemnification and other obligations of the ILX securityholders.  The purchase price was subsequently reduced by $0.3 million, based on a calculation of ILX’s net assets at closing.  The full amount of the escrow deposit was released to the ILX securityholders upon the expiration of the escrow.  The Company incurred $0.1 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).  This acquisition expanded the Company’s optical power meter, laser diode instrumentation and fiber optic source product offerings, and added laser diode and light emitting diode (LED) burn-in, test and characterization systems to its product portfolio.  The results of ILX are included in the results of the Company’s Photonics Group.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Purchase Price Allocation for 2012 Acquisitions

The consideration paid by the Company for its acquisitions of ILX and the Vistek business is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The estimated fair values of intangible assets acquired were determined using an income approach.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.  Below is a summary of the purchase price, assets acquired and liabilities assumed:

(In thousands)	ILX	Vistek Business	Total
Assets acquired and liabilities assumed:
Cash	$44	$-	$44
Accounts receivable	1,224	-	1,224
Inventories	861	81	942
Other assets	587	26	613
Goodwill	3,762	273	4,035
Developed technology	2,800	1,200	4,000
Customer relationships	1,100	900	2,000
Other intangible assets	1,090	20	1,110
Deferred income taxes	(1,841)	-	(1,841)
Other liabilities	(644)	-	(644)
	$8,983	$2,500	$11,483

The goodwill related to the Company’s acquisition of ILX is not deductible for tax purposes, as the transaction was a merger.  The goodwill related to the Company’s acquisition of the Vistek business is deductible for tax purposes, as the transaction was an asset purchase.

NOTE 3                         MARKETABLE SECURITIES

The Company’s portfolio of marketable securities was as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Money market funds	$7	$8,052
Certificates of deposit	50	167
	$57	$8,219

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

All marketable securities were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at January 3, 2015 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$7	$-	$-
Certificates of deposit	50	-	-
	$57	$-	$-

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses for available for sale securities at December 28, 2013 were as follows:

(In thousands)	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Money market funds	$8,052	$91	$-
Certificates of deposit	167	-	-
	$8,219	$91	$-

The Company’s certificates of deposit mature within one year.  Money market funds do not have a maturity date.

The gross realized gains and losses on sales of available for sale securities were as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Gross realized gains	$121	$-	$-
Gross realized losses	-	-	-
	$121	$-	$-

NOTE 4                         SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Raw materials and purchased parts	$68,989	$61,819
Work in process	16,564	19,577
Finished goods	26,887	21,987
	$112,440	$103,383

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Raw materials and purchased parts	$3,208	$1,850
Finished goods	3,856	4,489
	$7,064	$6,339

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Land	$3,275	$3,372
Buildings	10,425	11,177
Leasehold improvements	36,820	37,447
Machinery and equipment	98,368	95,078
Office equipment	53,550	49,452
Construction in process	5,984	2,586
	208,422	199,112
Less accumulated depreciation and amortization	(125,629)	(118,596)
	$82,793	$80,516

During 2014, the Company determined that it would no longer utilize certain software applications for which it had capitalized the application development costs and recognized a loss of $2.3 million on the disposal of such assets.

Depreciation expense, including the amortization of assets under capital leases, totaled $17.1 million, $17.2 million and $18.2 million for 2014, 2013 and 2012, respectively.  At December 28, 2013, assets under capital leases were $0.9 million, net of accumulated amortization of $1.8 million.  At January 3, 2015, there were no material capital leases.

Accrued Warranty Obligations

Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in deferred income taxes and other liabilities in the accompanying consolidated balance sheets.

The activity in accrued warranty obligations was as follows:

	Year Ended
(In thousands)	January 3,	December 28,
	2015	2013
Balance at beginning of year	$3,285	$3,528
Additions charged to cost of sales	2,825	2,416
Warranty claims	(2,554)	(2,659)
Balance at end of year	$3,556	$3,285

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Deferred revenue	$13,032	$13,609
Accrued and deferred taxes	2,232	3,130
Deferred lease liability	5,094	5,448
Short-term accrued warranty obligations	3,324	3,093
Other	8,115	10,061
	$31,797	$35,341

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

(In thousands)	January 3,	December 28,
	2015	2013
Cumulative foreign currency translation losses	$(14,556)	$(2,296)
Unrecognized net pension losses, net of tax	(4,855)	(2,399)
Unrealized gains on marketable securities, net of tax	1,429	1,076
	$(17,982)	$(3,619)

NOTE 5                         GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended January 3, 2015 and December 28, 2013 were as follows:

(In thousands)	Photonics	Lasers	Optics
	Group	Group	Group	Total
Balance at December 29, 2012:
Goodwill	98,808	110,791	42,346	251,945
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	6,229	22,007	79,586
Goodwill allocated to divestiture	-	-	(1,032)	(1,032)
Foreign currency impact	-	247	-	247
Balance at December 28, 2013:
Goodwill	98,808	111,038	41,314	251,160
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	6,476	20,975	78,801
Goodwill allocated to acquisition	-	19,543	-	19,543
Foreign currency impact	-	(820)	-	(820)
Balance at January 3, 2015:
Goodwill	98,808	129,761	41,314	269,883
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	$51,350	$25,199	$20,975	$97,524

During 2014, the Company allocated $19.5 million of goodwill to its Lasers Group related to the acquisition of V-Gen.

During 2013, the Company allocated $1.0 million of goodwill to its advanced packaging systems business, which was sold in January 2014, as discussed in Note 2.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Intangible assets, excluding goodwill, were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $16,782 and $14,079 as of January 3, 2015 and December 28, 2013, respectively	$28,864	$26,805
Customer relationships, net of accumulated amortization of $37,312 and $32,614 as of January 3, 2015 and December 28, 2013, respectively	10,515	13,795
In-process research and development, net of accumulated amortization of $1,496 and $759 as of January 3, 2015 and December 28, 2013, respectively	11,965	7,162
Other, net of accumulated amortization of $6,299 and $6,324 as of January 3, 2015 and December 28, 2013, respectively	1,162	1,275
	52,506	49,037
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$70,811	$67,342

Amortization expense related to intangible assets totaled $8.8 million, $10.3 million and $17.7 million for 2014, 2013 and 2012, respectively.

Estimated aggregate amortization expense for future fiscal years will be amortized over a remaining weighted-average life of 10.0 years as follows:

(In thousands)	Estimated Aggregate Amortization
Expense
2015	$7,986
2016	7,423
2017	6,466
2018	4,329
2019	3,741
Thereafter	16,578
$46,523

The Company has excluded $6.0 million of amortization expense related to in-process research and development from the table above, as it was uncertain as of January 3, 2015 when the technology will be completed and when the amortization will begin.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

NOTE 6                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Interest and dividend income	$291	$221	$269
Interest expense	(2,358)	(5,464)	(8,183)
Bank and portfolio asset management fees	(1,174)	(830)	(708)
Derivative gains (losses)	(1,225)	709	565
Other, net	381	(1,126)	(502)
	$(4,085)	$(6,490)	$(8,559)

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

purchase common stock in any quarterly offering period at 95% of the fair market value of the stock on the last day of the offering period.

Stock-Based Compensation Expense

ASC 718 requires the Company to recognize compensation expense related to the fair value of its stock-based awards.  The Company estimates the fair value of stock appreciation rights at the date of grant using a Black-Scholes-Merton option-pricing model.  The weighted average fair value and underlying assumptions for all stock appreciation rights are set forth in the table below.  No stock options were granted during the periods presented.

	Year Ended
	January 3,	December 28,	December 29,
	2015	2013	2012
Fair value	$7.85	$6.61	$7.91
Expected annual volatility	46.52%	56.26%	57.51%
Risk-free interest rate	1.59%	0.85%	0.78%
Expected term (years)	5.2	5.0	4.4
Annualized expected dividend yield	-	-	-

The total stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Cost of sales	$1,098	$938	$693
Selling, general and administrative expenses	9,525	7,142	6,740
Research and development expense	1,428	1,093	936
	$12,051	$9,173	$8,369

As required by ASC 718, the Company estimates the expected future forfeitures of stock appreciation rights and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures.  If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted.  The Company assumed a forfeiture rate of 12.5% in recognizing compensation expense for 2014, 2013 and 2012.

At January 3, 2015, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $16.4 million, net of estimated forfeitures.  This future compensation expense will be amortized, using the straight-line attribution method over a weighted-average period of 1.8 years.  The actual compensation expense that the Company will recognize in the future related to stock-based awards outstanding at January 3, 2015 will be adjusted for subsequent forfeitures.  All performance conditions applicable to stock-based awards outstanding at January 3, 2015 have been met.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Stock-Based Award Activity

The following table summarizes stock option activity for the year ended January 3, 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)
Outstanding at December 28, 2013	434	$13.53
Exercised	(333)	$13.31
Expired (cancelled post-vesting)	(19)	$16.82
Outstanding at January 3, 2015	82	$13.67	0.6	$420

Vested and expected to vest at January 3, 2015	82	$13.67	0.6	$420

Exercisable at January 3, 2015	82	$13.67	0.6	$420

The intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 totaled $1.7 million, $1.3 million and $1.0 million, respectively.  The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price, multiplied by the number of options exercised.

The following table summarizes the Company’s stock appreciation rights activity for the year ended January 3, 2015:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Base	Contractual	Value
	(In thousands)	Value	Life (Years)	(In thousands)
Outstanding at December 28, 2013	1,922	$12.40
Granted	578	$18.29
Exercised	(202)	$11.04
Forfeited (cancelled pre-vesting)	(59)	$15.65
Expired (cancelled post-vesting)	(4)	$12.94
Outstanding at January 3, 2015	2,235	$13.96	4.3	$10,744

Vested and expected to vest at January 3, 2015	2,125	$13.79	4.3	$10,576

Exercisable at January 3, 2015	1,146	$11.57	3.0	$8,248

The intrinsic value of stock appreciation rights exercised during fiscal years 2014, 2013 and 2012 totaled $1.7 million, $2.0 million and $1.3 million, respectively.  The intrinsic value of stock appreciation rights exercised is calculated as the difference between the market price on the date of exercise and the base value, multiplied by the number of stock appreciation rights exercised.

The grant date fair value of stock appreciation rights that vested during fiscal years 2014, 2013 and 2012 totaled $2.8 million, $2.3 million and $1.7 million, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The following table summarizes the Company’s restricted stock unit activity for the year ended January 3, 2015:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value
Outstanding at December 28, 2013	1,074	$14.83
Granted	647	$18.31
Vested	(466)	$15.15
Forfeited	(59)	$15.65
Outstanding at January 3, 2015	1,196	$16.54

At January 3, 2015, the Company had reserved 4,254,521 shares of common stock for future issuance under its stock incentive plans, which included 740,874 shares that were reserved for the future grant of stock-based awards under the 2011 Plan, and had reserved 1,929,649 shares of common stock for future issuance under the Purchase Plan.

NOTE 8                         DEBT AND LINES OF CREDIT

Short-Term Debt

Total short-term debt was as follows:

(In thousands)	Interest	January 3,	December 28,
	Rate(s)	2015	2013

Japanese revolving lines of credit, no expiration date	1.15%-1.30%	$3,163	$666
Japanese receivables financing facility, no expiration date	1.475%	25	615
Current portion of long-term debt		584	3,580
Total short-term borrowings		$3,772	$4,861

Short-Term Lines of Credit and Loans

At January 3, 2015, the Company had various revolving lines of credit and an agreement with a Japanese bank denominated in yen under which it sells trade notes receivable with recourse.  The revolving lines of credit with Japanese banks allow the Company to borrow up to $5.6 million (based on the currency exchange rate at January 3, 2015).  The agreement to sell receivables allows the Company to sell up to $1.7 million of receivables (based on the currency exchange rate at January 3, 2015).  The effective interest rates and the amounts outstanding under these lines of credit and agreement at January 3, 2015 are presented in the table above.  Such amounts are included in short-term borrowings in the accompanying consolidated balance sheets.

Japanese Bonds

In June 2011, the Company issued 200 million Japanese yen in private placement bonds through a Japanese bank.  These bonds matured on June 30, 2014 and have been repaid.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Long-Term Debt

Total long-term debt was as follows:

(In thousands)	Interest	January 3,	December 28,
	Rate(s)	2015	2013

U.S. revolving line of credit, maturing July 2018	1.69%	$71,000	$83,000
Israeli loans, maturing October 2015	2.97%	584	2,110
Japanese private placement bonds		-	1,902
Japanese loans		-	214
Total long-term debt		71,584	87,226
Current portion of long-term debt		584	3,580
Total long-term debt, less current portion		$71,000	$83,646

Secured Credit Facility

In October 2011, the Company entered into a credit agreement with certain lenders.  Such credit agreement and the related security agreement provided for a senior secured credit facility consisting of a $185 million term loan and a $65 million revolving line of credit, each with a term of five years.

On July 18, 2013, the Company entered into a new credit agreement with certain lenders (Credit Agreement), which replaced the Company’s prior credit agreement.  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides the Company with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  Concurrently with the closing of the Credit Agreement, the Company terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the Credit Facility together with a portion of the Company’s then-existing cash balances.  Upon terminating the prior credit agreement, the Company recorded a loss on extinguishment of debt of $3.4 million, to write off the remaining deferred debt issuance costs relating to the prior credit agreement.

At January 3, 2015, the outstanding balance under the Credit Facility was $71.0 million.  The interest rate per annum applicable to amounts outstanding under the Credit Facility is, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus an applicable margin, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus an applicable margin.  A commitment fee is payable on the unused portion of the Credit Facility.  The margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the Credit Facility, and the commitment fee, are adjusted periodically based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.  As of January 3, 2015, the interest rate per annum applicable to amounts outstanding under the Credit Facility was 1.69%, and the commitment fee on the unused portion of the Credit Facility was 0.25%.

The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of its U.S. subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of international subsidiaries of Newport Corporation.

Other Loans

As part of the acquisition of Ophir, the Company assumed certain loans with Israeli and Japanese banks.  The effective interest rates and the principal amounts outstanding under these loans at January 3, 2015 are shown in the

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

table above.  All loans in Japan and all but one loan in Israel have been repaid.  The remaining loan in Israel is secured by pledges of certain of Ophir’s assets.

Maturities of the Company’s debt obligations as of January 3, 2015 were as follows:

(In thousands)
2015	$3,772
2016	-
2017	-
2018	71,000
2019	-
Thereafter	-
$74,772

NOTE 9        NET INCOME (LOSS) PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income (loss) per share:

	Year Ended
(In thousands, except per share data)	January 3,	December 28,	December 29,
	2015	2013	2012
Net income (loss) attributable to Newport Corporation	$35,058	$15,601	$(89,423)

Shares:
Weighted average shares outstanding - basic	39,750	39,010	38,133
Dilutive potential common shares, using treasury stock method	778	548	-
Weighted average shares outstanding - diluted	40,528	39,558	38,133

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.88	$0.40	$(2.35)
Diluted	$0.87	$0.39	$(2.35)

For 2014, 2013 and 2012, 0.6 million, 1.3 million and 1.7 million stock options and/or stock appreciation rights, respectively, were excluded from the computations of diluted net income (loss) per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.  For 2012, 0.6 million restricted stock units were excluded from the computations of diluted net income (loss) per share, as the amount of unrecognized future compensation expense associated with these restricted stock units would have resulted in assumed proceeds in excess of the amount required to repurchase the underlying shares under the treasury stock method, and, therefore, their inclusion would have been antidilutive.  For 2012, an additional 0.7 million common stock equivalents have been excluded from the denominator for purposes of computing diluted net loss per share, as their inclusion would be antidilutive due to the Company incurring a net loss.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

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

Future minimum rental commitments under the terms of these leases at January 3, 2015 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations
Payments Due By Period:
2015	$16	$10,804	$10,820
2016	16	8,585	8,601
2017	14	7,444	7,458
2018	7	7,305	7,312
2019	-	6,736	6,736
Thereafter	-	11,956	11,956

Total minimum payments	53	$52,830	$52,883

Less amount representing interest	(1)
Present value of obligation	$52

The Company has subleased one of its facilities under a non-cancelable sublease.  Future minimum rentals to be received under such sublease as of January 3, 2015 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2015	$224
2016	345
2017	427
2018	488
2019	494
Total minimum sublease payments	$1,978

Rental expense, net of sublease income, under all leases totaled $10.0 million, $11.5 million and $10.6 million for 2014, 2013 and 2012, respectively.

Environmental Reserves

Certain portions of the soil at Spectra-Physics’ former facility located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated ground water flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, along with several other entities with facilities located near the Mountain View, California facility, have been identified as Responsible Parties with respect to this Superfund site,

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

due to releases of hazardous substances during the 1960s and 1970s.  The site is mature, and investigations and remediation efforts have been ongoing for approximately 30 years.  Spectra-Physics and the other Responsible Parties have entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater contamination, pursuant to which Spectra-Physics is responsible for 30% of the remediation costs.

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at January 3, 2015 and December 28, 2013.  The Company is currently unaware of any material future expenses associated with this site for which the Company will be liable.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations as of January 3, 2015 and December 28, 2013.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

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

NOTE 11      INCOME TAXES

United States and foreign income (loss) before income taxes were as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
United States	$17,208	$2,377	$2,360
Foreign	30,472	19,059	(86,831)
	$47,680	$21,436	$(84,471)

The income tax provision (benefit) based on income (loss) were as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Current:
Federal	$6,017	$4,973	$1,275
State	1,205	546	(7)
Foreign	5,865	4,662	2,929
	13,087	10,181	4,197
Deferred:
Federal	(478)	(5,249)	6,980
State	(105)	283	(3,085)
Foreign	6	483	(2,613)
	(577)	(4,483)	1,282
	$12,510	$5,698	$5,479

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The income tax provision (benefit) that was based on income (loss) differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Income tax provision (benefit) at statutory rate	$16,688	$7,503	$(29,565)
Increase (decrease) in taxes resulting from:
Impairment or reduction of goodwill	-	-	23,730
Non-deductible expenses	156	490	153
State tax, net of federal benefit	1,084	429	(442)
Foreign rate variance	(3,881)	(1,135)	14,096
Income tax credits	(783)	(1,636)	(204)
Valuation allowance	229	(873)	(19)
Tax contingency	(695)	(114)	292
Other, including deferred tax adjustment, net	(288)	1,034	(2,562)
	$12,510	$5,698	$5,479

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Deferred tax assets:
Net operating loss carryforwards	$2,053	$2,438
Accruals and reserves not currently deductible	18,529	18,340
Tax credit carryforwards	1,817	1,769
Other basis differences	9,929	9,029
Total gross deferred tax assets	32,328	31,576
Valuation allowance	(2,480)	(2,262)
	29,848	29,314

Deferred tax liabilities:
Intangible assets	14,642	14,025
Property and equipment	3,169	3,402
Other basis differences	583	463
Total deferred tax liabilities	18,394	17,890
Net deferred tax assets	$11,454	$11,424

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

The Company had previously established a valuation allowance against substantially all domestic and certain foreign deferred tax assets due to the uncertainty as to the timing and ultimate realization of those assets.  During 2011, the Company recorded a reduction in its valuation allowance, representing substantially all of the valuation

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

allowance against its U.S. deferred taxes.  During 2012, the Company released $1.8 million of its valuation allowance related to certain domestic deferred tax assets due to the recovery of certain investments and capital loss carryovers.  Also during 2012, after evaluating all positive and negative facts, the Company determined that it was not more likely than not that the Company would realize certain deferred tax assets associated with its former Ophir Division.  Therefore, the Company recorded a valuation allowance of $1.9 million, substantially all of which was applicable to the Optical Metrology Ltd. subsidiary based in Jerusalem, Israel.  In 2013, the Company reduced its valuation allowance by $0.9 million, due primarily to Optical Metrology Ltd. qualifying for the beneficial tax rate of 0% on a portion of its earnings, which necessitated an adjustment to the underlying deferred tax assets and a corresponding adjustment to the valuation allowance.

As of January 3, 2015, the Company could not determine that it is more likely than not that deferred tax assets related to domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $2.5 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

At January 3, 2015, the Company had gross state and foreign net operating loss carryforwards totaling approximately $17.4 million and $9.9 million, respectively.  State net operating loss carryforwards begin to expire in 2016, net operating losses of the Company’s subsidiary in Romania begin to expire in 2019, and a majority of the remaining foreign net operating loss carryforwards may be carried forward indefinitely.

At January 3, 2015, the Company had federal and state income tax credit carryforwards of $15.1 million and $12.2 million, respectively.  Certain unused federal carryforwards will begin to expire in 2017 and will continue to expire in future years if not fully utilized.  The state carryforwards do not expire.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized.  When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions.  Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.  During the years ended January 3, 2015 and December 28, 2013, the Company realized $6.4 million and $4.0 million, respectively, of such excess tax benefits and, accordingly, recorded a corresponding increase in capital in excess of par value.  As of January 3, 2015, the Company had $12.4 million of unrealized excess tax benefits associated with share-based compensation.  These tax benefits, if and when realized, will be accounted for as an increase in capital in excess of par value rather than as a reduction in the provision for income taxes.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $46.7 million and $32.9 million at January 3, 2015 and December 28, 2013, respectively.  These undistributed earnings are considered to be indefinitely reinvested.  Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

As of December 28, 2013, the Company had $17.4 million of gross unrecognized tax benefits and a total of $14.4 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of December 28, 2013.

As of January 3, 2015, the Company had $17.6 million of gross unrecognized tax benefits and a total of $14.3 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of January 3, 2015.  The Company believes that gross unrecognized tax benefits may decrease by $0.9 million over the next twelve months.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Unrecognized tax benefits at beginning of year	$17,429	$15,173	$17,735
Gross increases for tax positions of prior years	236	832	-
Gross decrease for tax positions of prior years	(942)	-	(2,611)
Gross increases for tax positions of current year	1,558	2,509	1,111
Settlements	(492)	-	(1,006)
Lapse of statute of limitations	(177)	(1,085)	(56)
Unrecognized tax benefits at end of year	$17,612	$17,429	$15,173

The Company and its subsidiaries file income tax returns in the United States and various state, local and foreign jurisdictions.  The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2011 through current periods
California	2010 through current periods
France	2013 through current periods
Germany	2010 through current periods
Japan	2008 through current periods
Israel	2009 through current periods

However, the use of net operating losses in the United States in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2003 tax year.

NOTE 12      STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  Purchases may be made under this program from time to time in the open market or in privately negotiated transactions, and the timing and amount of the purchases will be based on factors including the Company’s share price, cash balances, expected cash requirements and general business and market conditions.  During 2014, the Company repurchased 0.6 million shares for a total of $10.3 million under this program.  No purchases were made under this program during 2013 or 2012.  As of January 3, 2015, 3.3 million shares remained available for purchase under the program.  The terms of the Credit Agreement permit the Company to purchase shares under the repurchase program, subject to certain conditions and limitations.

In 2014, 2013 and 2012, the Company cancelled 0.1 million, 0.1 million and 0.2 million shares of common stock underlying restricted stock units, respectively, in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these shares totaled $2.9 million, $2.0 million and $3.1 million, respectively, at the time they were cancelled.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

NOTE 13      FAIR VALUE MEASUREMENTS

ASC 820-10, Fair Value Measurement, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets.

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of January 3, 2015.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$1,704	$1,704	$-	$-
Marketable securities:
Money market funds	7	7	-	-
Certificates of deposit	50	-	50	-
	57	7	50	-
Derivatives:
Option contracts	103	-	103	-
Funds in investments and other assets:
Israeli pension funds	11,090	-	11,090	-
Group insurance contracts	6,140	-	6,140	-
	17,230	-	17,230	-
	$19,094	$1,711	$17,383	$-

Liabilities:
Derivatives:
Option contracts	$921	$-	$921	$-

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of December 28, 2013.

(In thousands)		Fair Value Measurements at Reporting Date Using
Description	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$2,305	$2,305	$-	$-
Marketable securities:
Money market funds	8,052	8,052	-	-
Certificates of deposit	167	-	167	-
	8,219	8,052	167	-
Derivatives:
Option contracts	269	-	269	-
Funds in investments and other assets:
Israeli pension funds	11,489	-	11,489	-
Group insurance contracts	6,895	-	6,895	-
	18,384	-	18,384	-
	$29,177	$10,357	$18,820	$-

Liabilities:
Derivatives:
Option contracts	$10	$-	$10	$-

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	January 3, 2015		December 28, 2013
(In thousands)	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$3,772	$3,772	$4,861	$4,851
Long-term debt	$71,000	$69,761	$83,646	$82,658

NOTE 14      EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors certain 401(k) defined contribution plans.  Generally, all U.S. employees are eligible to participate in and contribute to one of these plans.  The Company makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation.  Expense recognized for the plans totaled $5.0 million, $4.8 million and $4.8 million for 2014, 2013 and 2012, respectively.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

assumed rate of compensation increase for employees covered by the plan.  All of these assumptions were based upon management’s judgment, considering all known trends and uncertainties.  Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

January 3, 2015, December 28, 2013 and December 29, 2012 serve as the measurement dates for the respective amounts shown below.  Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Service cost	$2,227	$2,692	$2,807
Interest cost on projected benefit obligations	688	653	746
Expected return on plan assets	(277)	(207)	(228)
Amortization of net loss	102	240	47
	$2,740	$3,378	$3,372

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) included the following components:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Net actuarial (gain) loss	$2,558	$(609)	$2,290
Amortization of net loss	(102)	(240)	(47)
Total recognized in other comprehensive income (loss)	2,456	(849)	2,243
Total recognized in net periodic benefit costs and other comprehensive income (loss)
	$5,196	$2,529	$5,615

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

(In thousands)	January 3,	December 28,
	2015	2013
Change in projected benefit obligations:
Projected benefit obligations, beginning of year	$36,426	$37,184
Liabilities assumed through acquisition	293	-
Service cost	2,227	2,692
Interest cost	688	653
Actuarial (gain) loss	4,155	(1,197)
Benefits paid	(2,087)	(2,837)
Currency translation adjustments	(4,704)	(69)
Projected benefit obligations, end of year	36,998	36,426
Change in plan assets:
Fair value of plan assets, beginning of year	9,198	9,420
Company contributions	415	461
Gain on plan assets	24	48
Benefits paid	(525)	(209)
Currency translation adjustments	(978)	(522)
Fair value of plan assets, end of year	8,134	9,198
Funded status	$(28,864)	$(27,228)

Amounts recognized in the balance sheet:
Pension assets	$-	$252
Current portion of pension liabilities	(310)	(387)
Pension liabilities	(28,554)	(27,093)
Net amount recognized	$(28,864)	$(27,228)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss	$6,723	$3,539
Income tax impact	(1,868)	(1,140)
Accumulated other comprehensive loss	$4,855	$2,399

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $11.1 million and $11.5 million and vested benefit obligations of $12.5 million and $12.8 million being reported on a gross basis as of January 3, 2015 and December 28, 2013, respectively.  Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis.  At December 28, 2013, the United Kingdom plan was overfunded and had assets of $3.3 million and a projected benefit obligation of $3.1 million, and all other plans were underfunded and had combined assets of $5.9 million and combined projected benefit obligations of $20.6 million.  As January 3, 2015, all other plans, including the United Kingdom plan, were underfunded and had combined assets of $8.1 million and combined projected benefit obligations of $24.5 million.

At January 3, 2015, the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $37.0 million, $34.7 million and $8.1 million, respectively.  At December 28, 2013, the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $36.4 million, $33.7 million and $9.2 million, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

At January 3, 2015, the estimated benefit payments for the next 10 years were as follows:

Estimated
(In thousands)	Benefit
Payments
2015	$2,076
2016	1,719
2017	1,671
2018	1,316
2019	2,161
2020-2025	16,180
$25,123

The Company expects to contribute $1.8 million to the plans during 2015.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	January 3,	December 28,	December 29,
	2015	2013	2012
Discount rate	1.96%	1.87%	2.29%
Rate of increase in salary levels	1.58%	1.67%	2.38%
Expected long-term rate of return on assets	1.83%	1.89%	1.59%

The weighted-average rates used to determine projected benefit obligations for the respective periods were as follows:

	January 3,	December 28,
	2015	2013
Discount rate	1.37%	1.96%
Rate of increase in salary levels	1.56%	1.58%
Expected long-term rate of return on assets	2.64%	1.83%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

(Amounts in thousands)	January 3, 2015		December 28, 2013
	Amount	Percentage	Amount	Percentage
Cash	$764	9%	$575	6%
Bonds	1,230	15	1,256	13
Equity securities	1,051	13	1,429	16
Insurance contracts	5,089	63	5,938	65
	$8,134	100%	$9,198	100%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements.  In Japan, assets are primarily invested in pooled funds of insurance companies.  The expected long-term rate of return on these assets is 2.0%, which is based on the general yield environment for high quality instruments in Japan.  The United Kingdom pension plan invests in a combination of equity and bond funds.  The allocation mix is designed to minimize risk while providing a rate of return that will provide asset growth which

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

will be sufficient to cover expected liabilities.  The expected long-term rate of return on these assets is 4.8%, which is a combination of long dated government and corporate bond yields for the bond funds, and long dated government and corporate bond yields with an allowance for out-performance for equity funds.  In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is 1.3%, which is based on the expected return on the underlying assets.  The Company does not invest in derivative instruments, although the pooled funds it owns may use such instruments in a risk management capacity.

Other Pension-Related Assets

As of January 3, 2015 and December 28, 2013, the Company had assets with an aggregate market value of $6.1 million and $6.9 million, respectively, which it has set aside in connection with its German pension plans.  These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws.  The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.25%, depending on the contract.  Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above.  However, the Company has designated such assets to pay pension benefits.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

The Company’s Israeli plans are accounted for using the shut-down method of accounting.  As a result, plan assets are reported separate from the net underfunded pension liability and were not included in the Company’s plan assets shown above.  The Israeli assets are invested in government regulated pension funds, which invest primarily in bonds.  As of January 3, 2015 and December 28, 2013, the aggregate market value of these assets was $11.1 million and $11.5 million, respectively.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

Fair Value Measurements

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments.  The fair value of bond funds is based on quoted prices provided by the fund issuer and the fair value of insurance contracts is based on quoted prices provided by the insurance provider.  Because the bond funds and insurance contracts are not actively traded but are valued using observable inputs, they fall within Level 2 of the fair value hierarchy.  Equity securities are included within an equity fund and the fair value is based on quoted prices provided by the fund issuer.  Although the individual equity securities are actively traded, the fund is not publicly traded, and therefore, these assets fall within Level 2 of the fair value hierarchy.

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

The Photonics Group products are sold to OEM and end-user customers in a wide range of markets, including the microelectronics, scientific research, defense and security, life and health sciences and industrial markets.  The products sold by this group include photonics instruments and systems, precision positioning systems and subsystems, vibration isolation systems and subsystems, optical components for research applications, optical hardware and three-dimensional non-contact measurement sensors and equipment.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The Optics Group products and systems are sold to OEM and end-user customers in a wide range of markets, including the microelectronics, defense and security, life and health sciences and industrial markets.  The products sold by this group include precision optics and lens assemblies, optical components and opto-mechanical subassemblies.  In addition, this group sells subsystems to customers that integrate these products into larger systems, particularly for microelectronics and life and health sciences applications.

The Company measured income reported for each operating segment, which included only those costs that were directly attributable to the operations of that segment, and excluded unallocated operating expenses, such as corporate overhead and intangible asset amortization, certain gains and losses, interest and other expense, net, and income taxes.

Selected segment financial information for the Company’s reportable segments for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

(In thousands)	Photonics	Lasers	Optics
	Division	Division	Division	Total
Year ended January 3, 2015
Sales to external customers	$245,710	$193,032	$166,408	$605,150
Depreciation and amortization	$4,236	$3,992	$7,338	$15,566
Segment income	$55,664	$25,508	$17,446	$98,618
Segment assets	$202,103	$148,380	$124,512	$474,995
Expenditures for long-lived assets	$3,499	$4,592	$7,431	$15,522

Year ended December 28, 2013
Sales to external customers	$230,303	$165,788	$163,963	$560,054
Depreciation and amortization	$4,035	$3,534	$8,236	$15,805
Segment income	$49,984	$18,746	$11,748	$80,478
Segment assets	$200,584	$111,651	$123,781	$436,016
Expenditures for long-lived assets	$3,561	$2,341	$6,328	$12,230

Year ended December 29, 2012
Sales to external customers	$237,601	$181,426	$176,319	$595,346
Depreciation and amortization	$3,973	$4,192	$8,159	$16,324
Segment income (loss)	$(39,191)	$20,508	$(14,848)	$(33,531)
Segment assets	$202,881	$114,357	$134,986	$452,224
Expenditures for long-lived assets	$1,540	$2,381	$4,055	$7,976

The 2012 financial information has been restated to conform to the Company’s current operating segments, which have been the Company’s operating segments since the beginning of 2013.

The segment losses reported for the Company’s Photonics Group and Optics Group for 2012 included impairment charges of $91.6 million and $39.3 million, respectively, related to goodwill, intangible assets and other long-lived assets (see Note 1).

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

The following reconciles segment income to consolidated income (loss) before income taxes:

	Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Segment income (loss)	$98,618	$80,478	$(33,531)
Unallocated operating expenses	(44,940)	(44,472)	(48,629)
Gain (loss) on sale or other disposal of assets, net	(1,913)	(4,725)	6,248
Loss on extinguishment of debt	-	(3,355)	-
Interest and other expense, net	(4,085)	(6,490)	(8,559)
Consolidated income (loss) before income taxes	$47,680	$21,436	$(84,471)

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Depreciation and amortization for reportable segments	$15,566	$15,805	$16,324
Depreciation and amortization for assets held at corporate	12,570	14,673	23,308
Total depreciation and amortization	$28,136	$30,478	$39,632

Assets of reportable segments	$474,995	$436,016	$452,224
Assets held at corporate, primarily cash and cash equivalents, restricted cash and marketable securities	104,932	129,213	168,737
Total assets	$579,927	$565,229	$620,961

Expenditures for long-lived assets for reportable segments	$15,522	$12,230	$7,976
Expenditures for long-lived assets held at corporate	8,438	4,089	3,553
Total expenditures for long-lived assets	$23,960	$16,319	$11,529

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

January 3, 2015

Selected financial information for the Company’s operations by geographic area is presented in the table below.  The table below reflects the Company’s net sales by geographic region.  Sales are attributed to each location based on the customer’s address to which the product is shipped.

	As of or for the Year Ended
(In thousands)	January 3,	December 28,	December 29,
	2015	2013	2012
Geographic area net sales:
United States	$230,807	$218,298	$243,674
Germany	81,859	75,119	73,383
Other European countries	87,404	81,178	78,428
Japan	54,059	51,761	62,947
Other Pacific Rim countries	108,953	95,779	94,313
Rest of world	42,068	37,919	42,601
	$605,150	$560,054	$595,346
Geographic area long-lived assets:
United States	$45,205	$38,328
Israel	21,834	24,667
Europe	13,074	14,589
Rest of world	2,680	2,932
	$82,793	$80,516

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

NOTE 17                  SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended January 3, 2015:
Net sales	$146,890	$153,232	$146,299	$158,729
Gross profit	$65,459	$69,888	$65,965	$69,444
Net income attibutable to Newport Corporation	$7,886	$8,952	$9,470	$8,750
Basic income per share attibutable to Newport Corporation (1)	$0.20	$0.22	$0.24	$0.22
Diluted income per share attibutable to Newport Corporation (1)	$0.19	$0.22	$0.23	$0.22

(In thousands, except per share data)	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 28, 2013:
Net sales	$132,607	$134,234	$139,037	$199,272
Gross profit	$55,132	$57,237	$59,731	$98,656
Net income attibutable to Newport Corporation	$2,746	$2,662	$437	$29,213
Basic income per share attibutable to Newport Corporation (1)	$0.07	$0.07	$0.01	$0.73
Diluted income per share attibutable to Newport Corporation (1)	$0.07	$0.07	$0.01	$0.72

(1)        Per share data was computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended January 3, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,441	$587	$-	$(436)	$(350)	$1,242

Year Ended December 28, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,548	$404	$-	$(493)	$(18)	$1,441

Year Ended December 29, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,532	$390	$-	$(1,120)	$(254)	$1,548

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

3.2

Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company effective as of August 16, 2010 and amended on December 17, 2014 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2014).

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

10.22

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

10.23

Amendment No. 1, dated as of December 20, 2013, to Credit Agreement dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013).

Exhibit Number	Description of Exhibit

10.24

Security and Pledge Agreement, dated as of July 18, 2013, among Newport Corporation, the guarantors from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013).

10.25

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