Form 10-Q
period 2015-04-04
NEWPORT CORP
filed 2015-05-14
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Yes ☐  No ☒

As of April 30, 2015, 39,844,699 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2015	2014

Net sales	$156,655	$146,890
Cost of sales	86,374	81,431
Gross profit	70,281	65,459

Selling, general and administrative expenses	40,609	39,206
Research and development expense	14,955	14,138
Loss (gain) on sale or other disposal of assets, net	1,088	(411)
Operating income	13,629	12,526

Interest and other expense, net	(903)	(976)
Income before income taxes	12,726	11,550

Income tax provision	4,062	3,609
Net income	8,664	7,941
Net income attributable to non-controlling interests	—	55
Net income attributable to Newport Corporation	$8,664	$7,886

Net income	$8,664	$7,941
Other comprehensive income (loss):
Foreign currency translation (losses) gains	(6,211)	461
Unrecognized net pension gains, net of tax	470	43
Unrealized (losses) gains on investments and marketable securities, net of tax	(108)	20
Other comprehensive income (loss)	(5,849)	524
Comprehensive income	$2,815	$8,465

Comprehensive income attributable to non-controlling interests	$—	$69
Comprehensive income attributable to Newport Corporation	2,815	8,396
Comprehensive income	$2,815	$8,465

Net income per share attributable to Newport Corporation:
Basic	$0.22	$0.20
Diluted	$0.21	$0.19

Shares used in per share calculations:
Basic	39,601	39,525
Diluted	40,560	40,499

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	April 4,	January 3,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$31,192	$46,883
Restricted cash	1,524	1,704
Marketable securities	6	57
Accounts receivable, net of allowance for doubtful accounts of $1,268 and $1,242 as of April 4, 2015 and January 3, 2015, respectively	103,946	96,512
Inventories	121,188	112,440
Current deferred tax assets	20,885	20,734
Prepaid expenses and other current assets	22,053	14,948
Total current assets	300,794	293,278

Property and equipment, net	82,914	82,793
Goodwill	104,643	97,524
Long-term deferred tax assets	5,204	5,005
Intangible assets, net	72,093	70,811
Investments and other assets	27,494	30,516
Total assets	$593,142	$579,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,567	$3,772
Accounts payable	35,990	31,448
Accrued payroll and related expenses	35,967	34,607
Accrued expenses and other current liabilities	34,227	31,797
Total current liabilities	109,751	101,624

Long-term debt	78,000	71,000
Pension liabilities	27,724	28,554
Long-term deferred tax liabilities	14,559	14,272
Other long-term liabilities	7,616	7,773

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,817,899 and 39,603,662 shares issued and outstanding as of April 4, 2015 and January 3, 2015, respectively	4,651	4,626
Capital in excess of par value	464,523	468,575
Accumulated other comprehensive loss	(23,831)	(17,982)
Accumulated deficit	(89,851)	(98,515)
Total stockholders’ equity	355,492	356,704
Total liabilities and stockholders’ equity	$593,142	$579,927

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,664	$7,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,966	7,160
Gain on sale of assets	—	(411)
Provision for losses on inventories	1,223	984
Stock-based compensation expense	4,084	2,337
Provision for doubtful accounts	87	159
Loss on disposal of property and equipment	1,139	286
Deferred income taxes	(272)	(336)
Excess tax benefits from stock-based compensation	(655)	—
Increase (decrease) in cash, net of acquisition and divestiture, due to changes in:
Accounts receivable	(7,445)	(3,155)
Inventories	(9,275)	(6,471)
Prepaid expenses and other assets	(4,761)	(2,947)
Accounts payable	1,962	752
Accrued payroll and related expenses	1,022	134
Accrued expenses and other liabilities	2,205	3,856
Other long-term liabilities	175	(909)
Net cash provided by operating activities	5,119	9,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,679)	(4,950)
Restricted cash	89	(47)
Proceeds from divestiture of business	—	5,030
Acquisition of business, net of cash acquired	(8,417)	—
Refundable amounts related to acquisition of business	(1,767)	—
Purchase of investments and marketable securities	(503)	(590)
Proceeds from the sale or maturity of investments and marketable securities	123	395
Net cash used in investing activities	(16,154)	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	11,000	—
Repayment of long-term debt and obligations under capital leases	(4,004)	(12,961)
Proceeds from short-term borrowings	344	1,016
Repayment of short-term borrowings	(4,599)	(701)
Purchases of non-controlling interests	—	(931)
Proceeds from the issuance of common stock under employee plans	705	2,789
Tax withholding payments related to net share settlement of equity awards	(3,419)	—
Purchases of the Company’s common stock	(5,995)	—
Excess tax benefits from stock-based compensation	655	—
Net cash used in financing activities	(5,313)	(10,788)
Impact of foreign exchange rate changes on cash balances	657	462
Net decrease in cash and cash equivalents	(15,691)	(1,108)
Cash and cash equivalents at beginning of period	46,883	53,710
Cash and cash equivalents at end of period	$31,192	$52,602

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$462	$589
Cash paid during the period for income taxes, net	$2,546	$2,007
Property and equipment accrued in accounts payable	$165	$450

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

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

The accompanying unaudited consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles (GAAP) and, therefore, should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.  The results for the interim periods are not necessarily indicative of the results the Company will have for the full year ending January 2, 2016.  The January 3, 2015 balances reported herein are derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2015.

NOTE 2                         RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the company satisfies a performance obligation.  Upon adoption, ASU No. 2014-09 can be applied either (i) retrospectively to each prior reporting period or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  At the time of issuance, ASU No. 2014-09 was to become effective for interim and annual periods beginning after December 15, 2016, and early adoption was not permitted.  However, in April 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The FASB’s proposed deferral is not yet a final decision.  The Company is currently evaluating the expected impact of ASU No. 2014-09 on its financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires debt issuance costs to be presented as a reduction from the carrying amount of the related debt rather than as a deferred charge (an asset).  ASU No. 2015-03 will be effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption is permitted but has not been elected for the first quarter of 2015.  The Company’s adoption of ASU No. 2015-03 would have resulted in a decrease in both investments and other assets and long-term debt of $1.0 million as of April 4, 2015.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  ASU No. 2015-04 allows companies with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the entity’s fiscal year-end.  This practical expedient is required to be applied consistently year to year and for all plans.  However, if a contribution or significant event occurs between the month-end date and the entity’s fiscal year-end, the defined benefit plan assets and obligations should be adjusted to capture such events.  ASU No. 2015-04 will be effective for fiscal years and interim periods beginning after December 15, 2015.  Early adoption is permitted but has not been elected.  The adoption of ASU No. 2015-04 is not expected to have a material impact on the Company’s financial position or results of operations.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU No. 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license.  A cloud computing arrangement is considered to contain a license if the customer has a contractual right to take possession of the software without significant penalty and it is feasible for the customer to run the software on its own or with an unrelated vendor.  If the arrangement includes a software license, the customer should account for the purchase of the license consistent with the purchase of other licenses.  If the arrangement does not include a license, the customer should account for the arrangement as a service contract.  ASU No. 2015-05 will be effective for fiscal years and interim periods beginning after December 15, 2015 and can be applied prospectively or retrospectively.  Early adoption is permitted but has not been elected.  The adoption of ASU No. 2015-05 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3                         ACQUISITION OF FEMTOLASERS

On February 11, 2015, the Company acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  Based on the preliminary financial information provided by FEMTOLASERS, the Company has estimated an adjustment to the purchase price of approximately €1.6 million, which would result in a purchase price of €7.5 million (approximately $8.5 million).  The amount of this adjustment will be finalized following completion of the audit of FEMTOLASERS’ balance sheet as of the closing date, which the Company expects will occur during the second quarter of 2015.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until thirty months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of income and comprehensive income.  FEMTOLASERS expands the Company’s offering of ultrafast laser products and enhances its technology base in this area.  The results of FEMTOLASERS have been included in the results of the Company’s Lasers Group as of the acquisition date.

Immediately following the closing of the transaction, the Company repaid €3.6 million (approximately $4.0 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

The consideration paid by the Company for the acquisition of FEMTOLASERS is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.  The Company has not yet finalized the purchase price or its final evaluation of the fair value of certain assets acquired.  Any changes during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill represented in the table below.

(In thousands)
Assets acquired and liabilities assumed:
Cash	$78
Accounts receivable	2,007
Inventories	2,315
Deferred tax assets	596
Other assets	2,057
Goodwill	7,841
Developed technology	1,811
In-process research and development	1,664
Other intangible assets	543
Accounts payable	(3,417)
Debt	(4,021)
Deferred tax liabilities	(1,005)
Other liabilities	(1,974)
$8,495

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

The goodwill related to the acquisition of FEMTOLASERS has been allocated to the Company’s Lasers Group and will not be deductible for tax purposes.

The actual net sales and net income of FEMTOLASERS from February 11, 2015, the closing date of the acquisition, that were included in the Company’s consolidated statements of income and comprehensive income for the three months ended April 4, 2015, are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company during the three months ended April 4, 2015 and March 29, 2014, including the results of FEMTOLASERS as though the acquisition had occurred at the beginning of 2014.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of 2014.

	Three Months Ended
	April 4,	March 29,
(Unaudited, in thousands)	2015	2014
Actual:
Net sales	$350	$—
Net loss attributable to Newport Corporation	$(460)	$—
Supplemental pro forma information:
Net sales	$156,924	$149,328
Net income attributable to Newport Corporation	$8,999	$7,758

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for both periods presented in the table above.  The pro forma net income assumes amortization of acquired intangible assets began at the beginning of 2014 rather than on February 11, 2015.  The result is a net increase in amortization expense of $0.1 million for each of the three months ended April 4, 2015 and March 29, 2014.  Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are excluded from pro forma net income.

NOTE 4                         MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at April 4, 2015 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Money market funds	$6	$—	$—
Certificates of deposit	—	—	—
	$6	$—	$—

The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at January 3, 2015 were as follows:

	Aggregate	Aggregate Amount of Unrealized
(In thousands)	Fair Value	Gains	Losses
Money market funds	$7	$—	$—
Certificates of deposit	50	—	—
	$57	$—	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

Money market funds do not have a maturity date.

There were no gross realized gains and losses for the three months ended April 4, 2015 or March 29, 2014.

NOTE 5                         FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820-10, Fair Value Measurements, requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets or based on other observable inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of April 4, 2015.

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	April 4, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$1,524	$1,524	$—	$—

Marketable securities:
Money market funds	6	6	—	—

Derivative assets:
Option contracts	159	—	159	—

Funds in investments and other assets:
Israeli pension funds	11,240	—	11,240	—
Group insurance contracts	5,784	—	5,784	—
	17,024	—	17,024	—
	$18,713	$1,530	$17,183	$—

Liabilities:
Derivative liabilities:
Option contracts	642	—	642	—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of January 3, 2015.

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$1,704	$1,704	$—	$—

Marketable securities:
Money market funds	7	7	—	—
Certificates of deposit	50	—	50	—
	57	7	50	—
Derivative assets:
Option contracts	103	—	103	—

Funds in investments and other assets:
Israeli pension funds	11,090	—	11,090
Group insurance contracts	6,140	—	6,140	—
	17,230	—	17,230	—
	$19,094	$1,711	$17,383	$—
Liabilities:
Derivative liabilities:
Option contracts	$921	$—	$921	$—

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	April 4, 2015		January 3, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$3,567	$3,567	$3,772	$3,772
Long-term debt	$78,000	$77,298	$71,000	$69,761

NOTE 6                         SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

	April 4,	January 3,
(In thousands)	2015	2015
Raw materials and purchased parts	$73,320	$68,989
Work in process	19,660	16,564
Finished goods	28,208	26,887
Short-term inventories	$121,188	$112,440

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

	April 4,	January 3,
(In thousands)	2015	2015
Raw materials and purchased parts	$1,820	$3,208
Finished goods	2,858	3,856
Long-term inventories	$4,678	$7,064

Accrued Warranty Obligations

Unless otherwise stated in the Company’s product literature or in its agreements with customers, products sold by the Company’s Photonics and Optics Groups generally carry a one-year warranty from the original invoice date on all product materials and workmanship, other than filters and gratings products, which generally carry a 90-day warranty, and laser beam profilers and dental CAD/CAM scanners, which generally carry a two-year warranty.  Products sold by the Photonics and Optics Groups to original equipment manufacturer (OEM) customers carry warranties generally ranging from 15 to 19 months.  Products sold by the Company’s Lasers Group carry warranties that vary by product and product component, but generally range from 90 days to two years.  In certain cases, such warranties for Lasers Group products are limited by either a set time period or a maximum amount of hourly usage of the product, whichever occurs first.  Defective products will be either repaired or replaced, generally at the Company’s option, upon meeting certain criteria.  The Company accrues a provision for the estimated costs that may be incurred for warranties relating to a product (based on historical experience) as a component of cost of sales.  Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

The activity in accrued warranty obligations was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2015	2014
Balance at beginning of year	$3,556	$3,285
Additions charged to cost of sales	811	906
Warranty claims	(808)	(781)
Balance at end of period	$3,559	$3,410

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	April 4,	January 3,
(In thousands)	2015	2015
Deferred revenue	$12,454	$13,032
Deferred lease liability	4,981	5,094
Accrued income taxes	3,631	2,219
Short-term accrued warranty obligations	3,315	3,324
Other	9,846	8,128
	$34,227	$31,797

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	April 4,	January 3,
(In thousands)	2015	2015
Cumulative foreign currency translation losses	$(20,767)	$(14,556)
Unrecognized net pension losses, net of tax	(4,385)	(4,855)
Unrealized gains on investments and marketable securities, net of tax	1,321	1,429
	$(23,831)	$(17,982)

NOTE 7                         GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill were as follows:

	Photonics	Lasers	Optics
(In thousands)	Group	Group	Group	Total
Balance at January 3, 2015:
Goodwill	98,808	129,761	41,314	269,883
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	25,199	20,975	97,524
Goodwill allocated to acquisition	—	7,841	—	7,841
Foreign currency impact	—	(722)	—	(722)
Balance at April 4, 2015:
Goodwill	98,808	136,880	41,314	277,002
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	$51,350	$32,318	$20,975	$104,643

Acquisition related intangible assets were as follows:

	April 4,	January 3,
(In thousands)	2015	2015
Intangible assets subject to amortization:
Developed technology, net of accumulated amortization of $10,170 and $16,782 as of April 4, 2015 and January 3, 2015, respectively	$29,424	$28,864
Customer relationships, net of accumulated amortization of $18,748 and $37,312 as of April 4, 2015 and January 3, 2015, respectively	9,898	10,515
In-process research and development, net of accumulated amortization of $1,110 and $1,496 as of April 4, 2015 and January 3, 2015, respectively	13,356	11,965
Other, net of accumulated amortization of $1,071 and $6,299 as of April 4, 2015 and January 3, 2015, respectively	1,110	1,162
	53,788	52,506
Intangible assets not subject to amortization:
Trademarks and trade names	18,305	18,305
Intangible assets, net	$72,093	$70,811

As of April 4, 2015, the amounts of accumulated amortization shown in the table above exclude amounts related to the Company’s acquisition of Spectra-Physics, Inc. (and certain related entities), as the purchased intangible assets related to that acquisition have been fully amortized.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

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

Amortization expense related to intangible assets totaled $2.1 million and $2.5 million for the three months ended April 4, 2015 and March 29, 2014, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2015 (remaining)	$6,198
2016	7,813
2017	6,673
2018	4,509
2019	3,919
Thereafter	17,462
$46,574

The Company has excluded $7.2 million of estimated amortization expense related to certain in-process research and development from the table above, as it was uncertain as of April 4, 2015 when the technology will be completed and when the amortization will begin.

NOTE 8                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2015	2014
Interest expense	$(565)	$(661)
Interest and dividend income	41	53
Derivative loss	(124)	(12)
Bank and portfolio asset management fees	(354)	(260)
Other income (expense), net	99	(96)
	$(903)	$(976)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

NOTE 9                         STOCK-BASED COMPENSATION

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2015	2014
Cost of sales	$396	$212
Selling, general and administrative expenses	3,196	1,836
Research and development expense	492	289
	$4,084	$2,337

At April 4, 2015, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $14.5 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 1.7 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at April 4, 2015 will be adjusted for actual forfeitures.

At April 4, 2015, 42 thousand stock options with a weighted-average exercise price of $13.79 per share, intrinsic value of $0.2 million and remaining contractual term of 0.7 years were outstanding and were exercisable.  At April 4, 2015, 2.0 million stock-settled stock appreciation rights with a weighted-average base value of $14.72 per share, intrinsic value of $8.8 million and remaining contractual term of 4.4 years were outstanding, of which 1.4 million stock-settled stock appreciation rights with a weighted-average base value of $13.92 per share, intrinsic value of $7.4 million and remaining contractual term of 3.8 years were exercisable.

NOTE 10                  DEBT AND LINES OF CREDIT

Total short-term borrowings were as follows:

	April 4,	January 3,
(In thousands)	2015	2015
Japanese revolving lines of credit	$2,851	$3,163
Japanese receivables financing facilities	277	25
Israeli loans due October 2015	439	584
Total short-term borrowings	$3,567	$3,772

Total long-term debt was as follows:

	April 4,	January 3,
(In thousands)	2015	2015
U.S. revolving line of credit expiring July 2018	$78,000	$71,000

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

NOTE 11                  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	April 4,	March 29,
(In thousands, except per share data)	2015	2014

Net income attributable to Newport Corporation	$8,664	$7,886

Shares:
Weighted average shares outstanding - basic	39,601	39,525
Dilutive potential common shares, using treasury stock method	959	974
Weighted average shares outstanding - diluted	40,560	40,499

Net income per share attributable to Newport Corporation:
Basic	$0.22	$0.20
Diluted	$0.21	$0.19

For the three months ended April 4, 2015, 0.6 million stock appreciation rights, and for the three months ended March 29, 2014, an aggregate of 0.1 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.

NOTE 12                  INCOME TAXES

Income tax expense for the three months ended April 4, 2015 and March 29, 2014 consisted of a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company, adjusted for items which are considered discrete to a particular period.  The effective tax rates for the three months ended April 4, 2015 and March 29, 2014 were 31.9% and 31.2%, respectively.

The effective tax rates for the current year periods are lower than the U.S. statutory rate of 35% due primarily to the benefit of income recorded in foreign jurisdictions that have tax rates that are lower than U.S. tax rates.

NOTE 13                  STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  During the three months ended April 4, 2015, the Company repurchased 0.3 million shares for a total of $6.0 million under this program.  As of April 4, 2015, 3.0 million shares remained available for purchase under the program.

During the three months ended April 4, 2015, the Company cancelled 0.2 million restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $3.4 million at the time they were cancelled.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

April 4, 2015

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2015	2014
Service cost	$523	$213
Interest cost on benefit obligations	121	175
Expected return on plan assets	(43)	(70)
Amortization of net loss	92	45
	$693	$363

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

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended April 4, 2015:
Sales to external customers	$64,238	$49,859	$42,558	$156,655
Segment income	$17,152	$5,624	$4,660	$27,436

Three months ended March 29, 2014:
Sales to external customers	$59,470	$46,474	$40,946	$146,890
Segment income	$13,546	$5,580	$4,556	$23,682

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2015	2014
Segment income	$27,436	$23,682
Unallocated operating expenses	(12,719)	(11,567)
(Loss) gain on disposal of assets	(1,088)	411
Interest and other expense, net	(903)	(976)
	$12,726	$11,550

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended January 3, 2015 previously filed with the SEC.  This discussion contains descriptions of our expectations regarding future trends affecting our business.  Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance or condition, trends in our business, or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements and other forward-looking statements made elsewhere in this report are made in reliance upon safe harbor provisions in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including, but not limited to those factors set forth and discussed in Item 1 (Business) and Item 1A (Risk Factors) of Part I, and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the year ended January 3, 2015.  In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved and readers are cautioned not to place undue reliance on such forward-looking information.  Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Acquisition of FEMTOLASERS

On February 11, 2015, we acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).   The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  Based on the preliminary financial information provided by FEMTOLASERS, we have estimated an adjustment to the purchase price of approximately €1.6 million, which would result in a purchase price of €7.5 million (approximately $8.5 million).  The amount of this adjustment will be finalized following completion of the audit of FEMTOLASERS’ balance sheet as of the closing date, which we expect will occur during the second quarter of 2015.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until thirty months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  We have incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying statements of income and comprehensive income.  FEMTOLASERS expands our offering of ultrafast laser products and enhances our technology base in this area.  The results of FEMTOLASERS have been included in the results of our Lasers Group as of the acquisition date.

Immediately following the closing of the transaction, we repaid €3.6 million (approximately $4.0 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

Results of Operations for the Three Months Ended April 4, 2015 and March 29, 2014

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended
	April 4,	March 29,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	55.1	55.4
Gross profit	44.9	44.6

Selling, general and administrative expenses	25.9	26.7
Research and development expense	9.6	9.6
Loss (gain) on sale of assets	0.7	(0.2)
Operating income	8.7	8.5

Interest and other expense, net	(0.6)	(0.6)
Income before income taxes	8.1	7.9

Income tax provision	2.6	2.5
Net income	5.5	5.4
Net income attributable to non-controlling interests	—	0.0
Net income attributable to Newport Corporation	5.5%	5.4%

Net Sales

Each of our operating groups sells products to customers in a wide range of industries, which we categorize into five key end markets: scientific research market; defense and security markets; microelectronics market; life and health sciences market; and industrial manufacturing and other end markets.  The tables below reflect our net sales for the three months ended April 4, 2015 and March 29, 2014, by operating group and by key end market.

Sales by Operating Group

	Three Months Ended
	April 4,	March 29,		Percentage
(In thousands)	2015	2014	Increase	Increase
Photonics Group	$64,238	$59,470	$4,768	8.0%
Lasers Group	49,859	46,474	3,385	7.3
Optics Group	42,558	40,946	1,612	3.9
Total sales	$156,655	$146,890	$9,765	6.6%

Sales by End Market

	Three Months Ended			Percentage
	April 4,	March 29,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
Scientific research	$35,365	$31,881	$3,484	10.9%
Microelectronics	39,877	33,953	5,924	17.4
Life and health sciences	32,586	34,262	(1,676)	(4.9)
Defense and security	14,398	11,577	2,821	24.4
Industrial manufacturing and other	34,429	35,217	(788)	(2.2)
Total sales	$156,655	$146,890	$9,765	6.6%

For the three months ended April 4, 2015, our total net sales, and the net sales by our Lasers Group, included an aggregate of $2.9 million of sales contributed by V-Gen Ltd. (V-Gen), which we acquired in the fourth quarter of 2014, and by FEMTOLASERS, which we acquired in the first quarter of 2015, for which there were no corresponding sales in the three months ended March 29, 2014.

The increase in sales to the scientific research market for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to increased demand for products sold by our Lasers and Photonics Groups for research applications, including sales of new products introduced by our Photonics Group.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The increase in sales to the microelectronics market for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to increased sales of precision positioning and vibration control products sold to semiconductor equipment and mobile device manufacturing customers related to new programs.  Our microelectronics market is comprised primarily of original equipment manufacturer customers in the semiconductor capital equipment industry, which has historically been characterized by sudden and severe cyclical variations in product supply and demand.  In addition, certain of our programs with these customers often comprise a significant portion of our sales to this market in any period.  As such, our net sales to this market may fluctuate significantly from period to period depending on the timing and severity of industry upturns and downturns, as well as the timing and success of new design wins and associated customer programs.

The decrease in sales to the life and health sciences market for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to decreased sales of products used for surgical and diagnostic applications.

The increase in sales to the defense and security markets for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to increased sales of optics products for defense programs that had been previously delayed due to government funding constraints.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decrease in sales to the industrial manufacturing and other end markets for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to a high level of sales in the first quarter of 2014 of test systems for diode laser manufacturing applications, which did not recur in the first quarter of 2015, as well as decreased sales of products used for surveillance applications in the first quarter of 2015.  These decreases were offset in part by our acquisition of V-Gen, which contributed net sales to these markets of $1.8 million for the three months ended April 4, 2015, for which there were no corresponding sales in the 2014 period.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended			Percentage
	April 4,	March 29,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
United States	$61,146	$51,398	$9,748	19.0%
Germany	17,356	21,215	(3,859)	(18.2)
Other European countries	23,124	20,272	2,852	14.1
Japan	15,530	17,246	(1,716)	(10.0)
Other Pacific Rim countries	27,289	26,254	1,035	3.9
Rest of world	12,210	10,505	1,705	16.2
	$156,655	$146,890	$9,765	6.6%

The increase in sales to customers in the United States for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to higher sales in our microelectronics, industrial manufacturing and scientific research end markets.

The decrease in sales to customers in Germany for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due to lower sales in all of our end markets.  The increase in sales to customers in other countries in Europe for the three months ended April 4, 2015 compared with the same period in 2014 was due primarily to higher sales to customers in our defense and security and scientific research end markets.

The decrease in sales to customers in Japan for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to lower sales to customers in our scientific research and microelectronics end markets.  The increase in sales to customers in other Pacific Rim countries for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to higher sales to customers in our scientific research end market.

The increase in sales to customers in the rest of the world for the three months ended April 4, 2015 compared with the corresponding period in 2014 was due primarily to higher sales to customers in our life and health sciences, defense and security and microelectronics end markets.

Gross Margin

Gross margin was 44.9% and 44.6% for the three months ended April 4, 2015 and March 29, 2014, respectively.  The increase in our consolidated gross margin for the three months ended April 4, 2015 compared with the corresponding prior year period was due primarily to a higher proportion of sales of higher margin products and increased absorption of manufacturing overhead, resulting from higher sales and production levels, by our Photonics Group, as well as lower warranty costs in our Lasers Group.  These improvements were offset in part by a higher proportion of sales of lower margin products by our Optics Group.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $40.6 million, or 25.9% of net sales, and $39.2 million, or 26.7% of net sales, for the three months ended April 4, 2015 and March 29, 2014, respectively.  The increase in SG&A expenses in absolute dollars for the three months ended April 4, 2015 compared with the corresponding prior year period was due primarily to an increase of $1.3 million in personnel costs, resulting primarily from higher stock-based compensation expenses.

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

Research and Development (R&D) Expense

R&D expense totaled $15.0 million, or 9.6% of net sales, and $14.1 million, or 9.6% of net sales, for the three months ended April 4, 2015 and March 29, 2014, respectively.  The increase in R&D expense for the three months ended April 4, 2015 compared with the corresponding prior year period was due primarily to the addition of R&D expenses of V-Gen, for which there were no corresponding expenses in the prior year period, and increased material and personnel costs related to new product development.

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

Loss on Disposal of Assets

During the first quarter of 2015, we entered into a plan to transfer the operations of our North Andover, Massachusetts facility to certain of our other facilities and to close that facility.  In connection with this plan, we determined that the carrying value of leasehold improvements for this facility was not recoverable and recorded an impairment loss of $1.1 million.

Interest and Other Expense, Net

Interest and other expense, net totaled $0.9 million and $1.0 million for the three months ended April 4, 2015 and March 29, 2014, respectively.  The decrease in interest and other expense, net for the three months ended April 4, 2015 compared with the same period in 2014 was due primarily to lower interest expense as a result of a lower average interest rate on our Credit Facility (as defined on page 22) during the three months ended April 4, 2015 compared with the corresponding period in 2014.

Income Taxes

Our effective tax rate was 31.9% and 31.2% for the three months ended April 4, 2015 and March 29, 2014, respectively.  Our effective tax rate for the three months ended April 4, 2015 was unfavorably impacted by the passage of Japanese Tax Reform on March 31, 2015, which lowered long-term corporate tax rates.  This necessitated a corresponding write down of deferred tax assets applicable to our Japanese locations.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $32.7 million as of April 4, 2015 from $48.6 million as of January 3, 2015.  This decrease was attributable primarily to cash used for our acquisition of FEMTOLASERS, repurchases of our common stock and purchases of property and equipment, offset in part by net cash provided by our operating activities and net borrowings.

Net cash provided by our operating activities of $5.1 million for the three months ended April 4, 2015 was attributable primarily to cash provided by our results of operations and to increases in accrued expenses and other liabilities of $2.2 million, accounts payable of $2.0 million and accrued payroll and other expenses of $1.0 million, due to the timing of payments, offset in part by an increase in gross inventory of $9.3 million, an increase in accounts receivable of $7.4 million due to the timing of collections and an increase in prepaid expenses and other assets of $4.8 million due to the timing of payments.

Net cash used in investing activities of $16.2 million for the three months ended April 4, 2015 was attributable primarily to cash used for our acquisition of FEMTOLASERS of $10.2 million, including amounts that are expected to be refunded, and purchases of property and equipment of $5.7 million.

Net cash used in financing activities of $5.3 million for the three months ended April 4, 2015 was attributable to payments of $6.0 million to repurchase our common stock and payments of $3.4 million in connection with the cancellation of restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans.  These cash payments were offset in part by net borrowings of $2.7 million, proceeds of $0.7 million received from the issuance of common stock under employee stock plans and an excess tax benefit of $0.7 million related to these plans.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  At April 4, 2015, the outstanding balance under the Credit Facility was $78.0 million, with an effective interest rate of 1.69%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At April 4, 2015, based on our Consolidated Adjusted EBITDA, the $78.0 million borrowed under the Credit Facility, additional indebtedness of $3.6 million and outstanding letters of credit of $4.4 million, we had approximately $166.3 million available for additional borrowing under the Credit Facility.

At April 4, 2015, we also had (i) revolving lines of credit with Japanese banks; (ii) an agreement with a Japanese bank under which we sell trade notes receivable with recourse; and (iii) a loan with an Israeli bank, as follows:

Description	Principal Amount Outstanding (in millions)	Additional Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$2.9	$2.8	1.15% to 1.29%	No expiration dates
Japanese agreements for sale of receivables	$0.3	$1.4	1.20%	No expiration dates
Israeli loan	$0.4	$—	2.97%	October 2015

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  The terms of the Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.  During the three months ended April 4, 2015, we repurchased 0.3 million shares for a total of $6.0 million under this program.  As of April 4, 2015, 3.0 million shares remained available for purchase under the program.  The amount and timing of future repurchases will be dependent upon factors such as our share price level, our other capital requirements and the terms of our Credit Agreement.

During the remainder of 2015, we expect to use approximately $15 million to $20 million of cash for capital expenditures.

We expect that our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our Credit Facility and other lines of credit, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, our debt payment requirements and other contractual obligations for at least the next twelve months.  While a substantial portion of our cash and cash equivalents and restricted cash is held outside of the United States, we currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents and restricted cash held in the United States, together with our cash flows from U.S. operations and the borrowing capacity under our Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures for at least the next twelve months and thereafter for the foreseeable future.  However, these expectations are based upon many assumptions and are subject to numerous risks, including those discussed in Item 1A (Risk Factors) of Part I of our Annual Report on Form 10-K for the year ended January 3, 2015.  In addition, under current tax laws and regulations, if cash and cash equivalents and investments held outside of the United States, which relate to undistributed earnings of certain of our foreign subsidiaries and are considered to be indefinitely reinvested, were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis.  We base our estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources.  The accounting policies that involve the most significant judgments, assumptions and estimates used in the preparation of our financial statements are those related to revenue recognition, allowances for doubtful accounts, pension liabilities, inventory reserves, warranty obligations, asset impairment, income taxes and stock-based compensation.  The judgments, assumptions and estimates used in these areas by their nature involve risks and uncertainties, and in the event that any of them prove to be inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and on the reported amounts of revenues and expenses during the reporting periods.  A summary of these critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.  There have been no material changes to the critical accounting policies disclosed in such Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue for the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the company satisfies a performance obligation.  Upon adoption, ASU No. 2014-09 can be applied either (i) retrospectively to each prior reporting period or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  At the time of issuance, ASU No. 2014-09 was to become effective for interim and annual periods beginning after December 15, 2016, and early adoption was not permitted.  However, in April 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017.  The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016.  The FASB’s proposed deferral is not yet a final decision.  We are currently evaluating the expected impact of ASU No. 2014-09 on our financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires debt issuance costs to be presented as a reduction from the carrying amount of the related debt rather than as a deferred charge (an asset).  ASU No. 2015-03 will be effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption is permitted but has not been elected for the first quarter of 2015.  The adoption of ASU No. 2015-03 would have resulted in a decrease in both investments and other assets and long-term debt of $1.0 million as of April 4, 2015.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  ASU No. 2015-04 allows companies with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the entity’s fiscal year-end.  This practical expedient is required to be applied consistently year to year and for all plans.  However, if a contribution or significant event occurs between the month-end date and the entity’s fiscal year-end, the defined benefit plan assets and obligations should be adjusted to capture such events.  ASU No. 2015-04 will be effective for fiscal years and interim periods beginning after December 15, 2015.  Early adoption is permitted but has not been elected.  The adoption of ASU No. 2015-04 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU No. 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license.  A cloud computing arrangement is considered to contain a license if the customer has a contractual right to take possession of the software without significant penalty and it is feasible for the customer to run the software on its own or with an unrelated vendor.  If the arrangement includes a software license, the customer should account for the purchase of the license consistent with the purchase of other licenses.  If the arrangement does not include a license, the customer should account for the arrangement as a service contract.  ASU No. 2015-05 will be effective for fiscal years and interim periods beginning after December 15, 2015 and can be applied prospectively or retrospectively.  Early adoption is permitted but has not been elected.  The adoption of ASU No. 2015-05 is not expected to have a material impact on our financial position or results of operations.

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

We use foreign currency option and forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables, payables and other expenses.  These derivative instruments are used as an economic hedge.  However, we have not elected hedge accounting treatment and therefore, all changes in value of these derivative instruments are reflected in interest and other expense, net in our consolidated statements of income and comprehensive income.  We do not engage in currency speculation.  All of our foreign currency option and forward exchange contracts are established to reduce the volatility of earnings, primarily related to Israeli shekel-based expenses.  If the counterparties to these contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

As currency exchange rates change, translation of the statements of income of international operations into U.S. dollars affects the year-over-year comparability of operating results, particularly in translating foreign currency denominated sales into U.S. dollars.  However, because we have manufacturing facilities located globally, the impact of currency exchange rate fluctuations on our income is mitigated in part by the translation of foreign currency denominated expenses.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.  Changes in currency exchange rates that would have the largest impact on translating our future international operating results include changes to the exchange rates of the U.S. dollar to the euro and Japanese yen.

The following table provides information about our foreign currency derivative financial instruments outstanding as of April 4, 2015.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	April 4, 2015
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$19,357	3.93
Israeli Shekel - put options	(20,369)	3.73
	$(1,012)
Fair value	$(483)

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $32.7 million at April 4, 2015, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have lines of credit and other loans in Israel and Japan.  Our revolving line of credit in the United States and our other borrowings carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of April 4, 2015:

	Expected Maturity Date 2015
(US$ equivalent in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$439	$—	$—	$—	$—	$—	$439	$439
Weighted average interest rate	2.97%	0.00%	0.00%	0.00%	0.00%	0.00%	2.97%
Variable rate (US$)	$—	$—	$—	$78,000	$—	$—	$78,000	$77,298
Weighted average interest rate	0.00%	0.00%	0.00%	1.69%	0.00%	0.00%	0.00%
Variable rate (non-US$)	$3,128	$—	$—	$—	$—	$—	$3,128	$3,128
Weighted average interest rate	1.28%	0.00%	0.00%	0.00%	0.00%	0.00%	1.28%
Total debt obligations	$3,567	$—	$—	$78,000	$—	$—	$81,567	$80,865
Weighted average interest rate	1.49%	0.00%	0.00%	1.69%	0.00%	0.00%	0.07%

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended January 3, 2015 contains a full discussion of the risks associated with our business.  There have been no material changes to the risks described in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended April 4, 2015, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 4, 2015 — January 31, 2015(2)	—	$—	—	—
February 1, 2015 — February 28, 2015(2)	117,666	$19.95	117,666	3,187,599
March 1, 2015 — April 4, 2015(2)	184,920	$19.73	184,920	3,002,679
Totals	302,586	$19.82	302,586

(1)         The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)         Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2008.  A total of 4.0 million shares have been authorized for repurchase under this program and this program has no fixed expiration date.  As of April 4, 2015, we had purchased a total of 997,321 shares and 3,002,679 shares remained available for purchase under the program.

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

Dated: May 14, 2015	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.