Form 10-Q
period 2015-07-04
NEWPORT CORP
filed 2015-08-13
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Yes ☐  No ☒

As of July 31, 2015, 39,580,534 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014

Net sales	$147,977	$153,232	$304,632	$300,122
Cost of sales	84,058	83,344	170,432	164,775
Gross profit	63,919	69,888	134,200	135,347

Selling, general and administrative expenses	38,690	42,085	79,299	81,291
Research and development expense	15,158	14,318	30,113	28,456
Loss (gain) on sale or other disposal of assets, net	—	—	1,088	(411)
Operating income	10,071	13,485	23,700	26,011

Interest and other expense, net	(1,064)	(658)	(1,967)	(1,634)
Income before income taxes	9,007	12,827	21,733	24,377

Income tax provision	3,237	3,830	7,299	7,439
Net income	5,770	8,997	14,434	16,938
Net income attributable to non-controlling interests	—	45	—	100
Net income attributable to Newport Corporation	$5,770	$8,952	$14,434	$16,838

Net income	$5,770	$8,997	$14,434	$16,938
Other comprehensive income (loss):
Foreign currency translation gains (losses)	248	(825)	(5,963)	(364)
Unrecognized net pension (losses) gains, net of tax	(41)	59	429	102
Unrealized losses on investments and marketable securities, net of tax	(1)	(42)	(109)	(22)
Other comprehensive income (loss)	206	(808)	(5,643)	(284)
Comprehensive income	$5,976	$8,189	$8,791	$16,654

Comprehensive income attributable to non-controlling interests	$—	$46	$—	$115
Comprehensive income attributable to Newport Corporation	5,976	8,143	8,791	16,539
Comprehensive income	$5,976	$8,189	$8,791	$16,654

Net income per share attributable to Newport Corporation:
Basic	$0.15	$0.22	$0.36	$0.42
Diluted	$0.14	$0.22	$0.36	$0.42

Shares used in per share calculations:
Basic	39,717	39,881	39,659	39,703
Diluted	40,265	40,528	40,412	40,513

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	July 4,	January 3,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$39,717	$46,883
Restricted cash	1,259	1,704
Marketable securities	6	57
Accounts receivable, net of allowance for doubtful accounts of $1,199 and $1,242 as of July 4, 2015 and January 3, 2015, respectively	93,638	96,512
Inventories	125,208	112,440
Current deferred tax assets	20,764	20,734
Prepaid expenses and other current assets	20,087	14,948
Total current assets	300,679	293,278

Property and equipment, net	83,211	82,793
Goodwill	103,749	97,524
Long-term deferred tax assets	5,679	5,005
Intangible assets, net	70,271	70,811
Investments and other assets	28,956	30,516
Total assets	$592,545	$579,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,084	$3,772
Accounts payable	36,574	31,448
Accrued payroll and related expenses	33,227	34,607
Accrued expenses and other current liabilities	32,140	31,797
Total current liabilities	106,025	101,624

Long-term debt	76,256	71,000
Pension liabilities	29,351	28,554
Long-term deferred tax liabilities	14,274	14,272
Other long-term liabilities	7,369	7,773

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 39,580,190 and 39,603,662 shares issued and outstanding as of July 4, 2015 and January 3, 2015, respectively	4,623	4,626
Capital in excess of par value	462,353	468,575
Accumulated other comprehensive loss	(23,625)	(17,982)
Accumulated deficit	(84,081)	(98,515)
Total stockholders’ equity	359,270	356,704
Total liabilities and stockholders’ equity	$592,545	$579,927

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,434	$16,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,166	14,312
Gain on sale of assets	—	(411)
Provision for losses on inventories	3,706	2,439
Stock-based compensation expense	6,827	5,447
Provision for doubtful accounts	126	264
Loss on disposal of property and equipment	1,153	287
Deferred income taxes	(666)	(577)
Excess tax benefits from stock-based compensation	(1,848)	(2,625)
Increase (decrease) in cash, net of acquisition and divestiture, due to changes in:
Accounts receivable	3,108	(3,985)
Inventories	(15,349)	(13,277)
Prepaid expenses and other assets	(3,022)	(2,602)
Accounts payable	2,315	6,204
Accrued payroll and related expenses	(2,107)	8,241
Accrued expenses and other liabilities	2,328	3,946
Other long-term liabilities	471	(999)
Net cash provided by operating activities	25,642	33,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,135)	(11,895)
Restricted cash	384	582
Proceeds from divestiture of business	—	5,030
Acquisition of business, net of cash acquired	(7,865)	—
Refundable amounts related to acquisition of a business	(2,319)	—
Purchase of investments and marketable securities	(824)	(661)
Proceeds from the sale or maturity of investments and marketable securities	123	392
Net cash used in investing activities	(20,636)	(6,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	11,000	—
Repayment of long-term debt and obligations under capital leases	(6,008)	(15,496)
Proceeds from short-term borrowings	1,358	5,430
Repayment of short-term borrowings	(4,971)	(3,613)
Purchases of non-controlling interests	—	(1,863)
Proceeds from the issuance of common stock under employee plans	1,075	2,642
Tax withholding payments related to net share settlement of equity awards	(3,419)	(2,922)
Purchases of the Company’s common stock	(12,149)	—
Excess tax benefits from stock-based compensation	1,848	2,625
Net cash used in financing activities	(11,266)	(13,197)
Impact of foreign exchange rate changes on cash balances	(906)	333
Net (decrease) increase in cash and cash equivalents	(7,166)	14,186
Cash and cash equivalents at beginning of period	46,883	53,710
Cash and cash equivalents at end of period	$39,717	$67,896

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$969	$1,032
Cash paid during the period for income taxes, net	$6,310	$3,935
Property and equipment accrued in accounts payable	$198	$708

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

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

NOTE 2        RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the company satisfies a performance obligation.  Upon adoption, ASU No. 2014-09 can be applied either (i) retrospectively to each prior reporting period or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  At the time of issuance, ASU No. 2014-09 was to become effective for interim and annual periods beginning after December 15, 2016, and early adoption was not permitted.  However, in July 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017.  In addition, early adoption of the standard will be permitted, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the expected impact of ASU No. 2014-09 on its financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory.  ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016.  ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted.  The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3        ACQUISITION OF FEMTOLASERS

On February 11, 2015, the Company acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  Based on the preliminary financial information provided by FEMTOLASERS, the Company estimated an initial net asset adjustment to the purchase price of approximately €1.6 million during the first quarter of 2015.  Based on additional information obtained during the second quarter, the Company estimated a revised net asset adjustment of €2.1 million, resulting in a purchase price of €7.0 million (approximately $7.9 million).  The final amount of this net asset adjustment is subject to agreement between the Company and the FEMTOLASERS selling shareholders, which the Company expects to finalize during the second half of 2015.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until thirty months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the statements of income and comprehensive income.  FEMTOLASERS expands the Company’s offering of ultrafast laser products and enhances its technology base in this area.  The results of FEMTOLASERS have been included in the results of the Company’s Lasers Group as of the acquisition date.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

Immediately following the closing of the acquisition, the Company repaid €3.6 million (approximately $4.0 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

The consideration paid by the Company for the acquisition of FEMTOLASERS is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.   The Company had made an estimated allocation of the purchase price in the first quarter of 2015.  Based on additional information obtained during the second quarter of 2015, the Company refined the values assigned to assets, liabilities and the amount of goodwill.  The second quarter adjustments in the table below were not material and therefore, they were recorded in the second quarter rather than retroactively.  As discussed above, the Company has not yet finalized the purchase price.  Any changes during the measurement period may have a further impact on goodwill.

(In thousands)	Estimated Allocation at April 4, 2015	Second Quarter Adjustments	Current Purchase Price Allocation
Assets acquired and liabilities assumed:
Cash	$78	$—	$78
Accounts receivable	2,007	(39)	1,968
Inventories	2,315	444	2,759
Deferred tax assets	596	423	1,019
Other assets	2,057	(42)	2,015
Goodwill	7,841	(1,160)	6,681
Developed technology	1,811	—	1,811
In-process research and development	1,664	57	1,721
Other intangible assets	543	—	543
Accounts payable	(3,417)	—	(3,417)
Debt	(4,021)	—	(4,021)
Deferred tax liabilities	(1,005)	(14)	(1,019)
Other liabilities	(1,974)	(221)	(2,195)
	$8,495	$(552)	$7,943

The goodwill related to the acquisition of FEMTOLASERS has been allocated to the Company’s Lasers Group and will not be deductible for tax purposes.

The actual net sales and net loss of FEMTOLASERS from February 11, 2015, the closing date of the acquisition, that were included in the Company’s consolidated statements of income and comprehensive income for the three and six months ended July 4, 2015, are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company during the three and six months ended July 4, 2015 and June 28, 2014, including the results of FEMTOLASERS as though the acquisition had occurred at the beginning of 2014.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of 2014.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(Unaudited, in thousands)	2015	2014	2015	2014
Actual:
Net sales	$1,973	$—	$2,323	$—
Net loss attributable to Newport Corporation	$(1,359)	$—	$(1,819)	$—
Supplemental pro forma information:
Net sales	$147,977	$156,571	$304,901	$305,678
Net income attributable to Newport Corporation	$6,146	$8,865	$14,806	$16,599

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above.  The pro forma net income assumes that amortization of acquired intangible assets began at the beginning of 2014 rather than on February 11, 2015.  The result is a net increase in amortization expense of $0.1 million and $0.2 million for the three and six months ended June 28, 2014, respectively.  Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are excluded from pro forma net income.

NOTE 4        MARKETABLE SECURITIES

All marketable securities of the Company were classified as available for sale and were recorded at market value using the specific identification method, and unrealized gains and losses are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets.  The aggregate fair value of available for sale securities and the aggregate amount of unrealized gains and losses in available for sale securities at July 4, 2015 were as follows:

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

There were no gross realized gains and losses for the three and six months ended July 4, 2015 or June 28, 2014.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of July 4, 2015.

		Fair Value Measurements at Reporting Date Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	July 4, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted Cash	$1,259	$1,259	$—	$—

Marketable securities:
Money market funds	6	6	—	—

Derivative assets:
Option contracts	413	—	413	—

Funds in investments and other assets:
Israeli pension funds	12,183	—	12,183	—
Group insurance contracts	5,879	—	5,879	—
	18,062	—	18,062	—
	$19,740	$1,265	$18,475	$—

Liabilities:
Derivative liabilities:
Option contracts	83	—	83	—

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of January 3, 2015.

		Fair Value Measurements at Reporting Date Using
(In thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	January 3, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted Cash	$1,704	$1,704	$—	$—

Marketable securities:
Money market funds	7	7	—	—
Certificates of deposit	50	—	50	—
	57	7	50	—
Derivative assets:
Option contracts	103	—	103	—

Funds in investments and other assets:
Israeli pension funds	11,090	—	11,090
Group insurance contracts	6,140	—	6,140	—
	17,230	—	17,230	—
	$19,094	$1,711	$17,383	$—
Liabilities:
Derivative liabilities:
Option contracts	$921	$—	$921	$—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	July 4, 2015		January 3, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$4,084	$4,085	$3,772	$3,772
Long-term debt	$76,256	$74,707	$71,000	$69,761

NOTE 6        SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

	July 4,	January 3,
(In thousands)	2015	2015
Raw materials and purchased parts	$75,796	$68,989
Work in process	19,360	16,564
Finished goods	30,052	26,887
Short-term inventories	$125,208	$112,440

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

	July 4,	January 3,
(In thousands)	2015	2015
Raw materials and purchased parts	$2,271	$3,208
Finished goods	2,971	3,856
Long-term inventories	$5,242	$7,064

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

The activity in accrued warranty obligations was as follows:

	Six Months Ended
	July 4,	June 28,
(In thousands)	2015	2014
Balance at beginning of year	$3,556	$3,285
Additions charged to cost of sales	1,591	1,496
Warranty claims	(1,692)	(1,587)
Balance at end of period	$3,455	$3,194

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	July 4,	January 3,
(In thousands)	2015	2015
Deferred revenue	$13,681	$13,032
Deferred lease liability	4,852	5,094
Accrued income taxes	996	2,219
Short-term accrued warranty obligations	3,253	3,324
Other	9,358	8,128
	$32,140	$31,797

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	July 4,	January 3,
(In thousands)	2015	2015
Cumulative foreign currency translation losses	$(20,519)	$(14,556)
Unrecognized net pension losses, net of tax	(4,426)	(4,855)
Unrealized gains on investments and marketable securities, net of tax	1,320	1,429
	$(23,625)	$(17,982)

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

NOTE 7                         GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill were as follows:

	Photonics	Lasers	Optics
(In thousands)	Group	Group	Group	Total
Balance at January 3, 2015:
Goodwill	98,808	129,761	41,314	269,883
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	25,199	20,975	97,524
Goodwill allocated to acquisition	—	6,681	—	6,681
Foreign currency impact	—	(456)	—	(456)
Balance at July 4, 2015:
Goodwill	98,808	135,986	41,314	276,108
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	$51,350	$31,424	$20,975	$103,749

As of July 4, 2015, acquisition related intangible assets were as follows:

	Amortization	Gross	Accumulated	Carrying
(In thousands)	Period	Value	Amortization	Value
Intangible assets subject to amortization:
Developed technology	10-20 years	$39,815	$(10,974)	$28,841
Customer relationships	up to 10 years	28,677	(19,806)	8,871
In-process research and development	10 years	15,135	(1,879)	13,256
Other	3 months-10 years	2,202	(1,204)	998
		85,829	(33,863)	51,966
Intangible assets not subject to amortization:
Trademarks and trade names		18,305	—	18,305
Intangible assets		$104,134	$(33,863)	$70,271

As of July 4, 2015, the gross values and accumulated amortization shown in the table above for intangible assets subject to amortization exclude amounts related to the Company’s acquisition of Spectra-Physics, Inc. (and certain related entities), as the purchased intangible assets related to that acquisition have been fully amortized.

As of January 3, 2015, acquisition related intangible assets were as follows:

	Amortization	Gross	Accumulated	Carrying
(In thousands)	Period	Value	Amortization	Value
Intangible assets subject to amortization:
Developed technology	10-20 years	$45,646	$(16,782)	$28,864
Customer relationships	up to 10 years	47,827	(37,312)	10,515
In-process research and development	10 years	13,461	(1,496)	11,965
Other	3 months-10 years	7,461	(6,299)	1,162
		114,395	(61,889)	52,506
Intangible assets not subject to amortization:
Trademarks and trade names		18,305	—	18,305
Intangible assets		$132,700	$(61,889)	$70,811

Amortization expense related to intangible assets totaled $2.1 million and $2.4 million for the three months ended July 4, 2015 and June 28, 2014, respectively, and $4.2 million and $4.9 million for the six months ended July 4, 2015 and June 28, 2014, respectively.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2015 (remaining)	$4,178
2016	7,837
2017	6,689
2018	4,525
2019	3,934
Thereafter	17,500
$44,663

The Company has excluded $7.3 million of estimated amortization expense related to certain in-process research and development from the table above, as it was uncertain as of July 4, 2015 when the technology will be completed and when the amortization will begin.

NOTE 8                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Interest expense	$(573)	$(595)	$(1,138)	$(1,256)
Interest and dividend income	27	69	68	123
Derivative gain, net	658	137	533	125
Bank and portfolio asset management fees	(339)	(266)	(693)	(526)
Other expense, net	(837)	(3)	(737)	(100)
	$(1,064)	$(658)	$(1,967)	$(1,634)

NOTE 9                         STOCK-BASED COMPENSATION

During the six months ended July 4, 2015, the Company granted 0.5 million restricted stock units and 0.5 million stock-settled stock appreciation rights with weighted average grant date fair values of $19.11 and $7.62, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of sales	$285	$279	$681	$491
Selling, general and administrative expenses	2,126	2,465	5,322	4,301
Research and development expense	332	366	824	655
	$2,743	$3,110	$6,827	$5,447

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

At July 4, 2015, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $20.7 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 2.1 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at July 4, 2015 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

At July 4, 2015, the Company’s outstanding and exercisable stock options and stock appreciation rights, and the weighted average exercise price or base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price or	Remaining	Intrinsic
	Shares	Base	Contractual	Value
	(In thousands)	Value	Life (Years)	(In thousands)
Stock options outstanding and exercisable	34	$13.78	0.5	$170
Stock appreciation rights outstanding	2,370	$15.62	4.7	$7,661
Stock appreciation rights exercisable	1,336	$13.89	3.5	$6,532

NOTE 10                  DEBT AND LINES OF CREDIT

Total short-term borrowings were as follows:

	July 4,	January 3,
(In thousands)	2015	2015
Japanese revolving lines of credit	$3,081	$3,163
Japanese receivables financing facilities	706	25
Israeli loans due October 2015	297	584
Total short-term borrowings	$4,084	$3,772

Total long-term debt was as follows:

	July 4,	January 3,
(In thousands)	2015	2015
U.S. revolving line of credit expiring July 2018	$76,000	$71,000
Austrian loans due through March 2019	256	—
	$76,256	$71,000

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

NOTE 11                                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Net income attributable to Newport Corporation	$5,770	$8,952	$14,434	$16,838

Shares:
Weighted average shares outstanding - basic	39,717	39,881	39,659	39,703
Dilutive potential common shares, using treasury stock method	548	647	753	810
Weighted average shares outstanding - diluted	40,265	40,528	40,412	40,513

Net income per share attributable to Newport Corporation:
Basic	$0.15	$0.22	$0.36	$0.42
Diluted	$0.14	$0.22	$0.36	$0.42

For the three and six months ended July 4, 2015, 1.0 million stock appreciation rights, and for the three and six months ended June 28, 2014, an aggregate of 0.7 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.  For the three and six months ended July 4, 2015, 0.5 million performance-based restricted stock units, and for the three and six months ended June 28, 2014, 0.6 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.

NOTE 12                  INCOME TAXES

Income tax expense for each of the three and six months ended July 4, 2015 and June 28, 2014 consisted of a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company, adjusted for items which are considered discrete to a particular period.  The effective tax rates for the three and six months ended July 4, 2015 were 35.9% and 33.6%, respectively, and the effective tax rates for the three and six months ended June 28, 2014 were 29.9% and 30.5%, respectively.

The effective tax rates for the three and six months ended July 4, 2015 were unfavorably impacted by increased losses in jurisdictions in which the Company has recorded a full valuation allowance and, therefore, no current tax benefit may be realized.  The effective tax rate for the six months ended July 4, 2015 was also unfavorably impacted by the passage of Japanese Tax Reform on March 31, 2015, which lowered long-term corporate tax rates.  This necessitated a corresponding write down of deferred tax assets applicable to the Company’s Japanese locations.

NOTE 13                  STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  During the six months ended July 4, 2015, the Company repurchased 0.6 million shares for a total of $12.1 million under this program.  As of July 4, 2015, 2.7 million shares remained available for purchase under the program.

During the six months ended July 4, 2015, the Company cancelled 0.2 million shares of common stock underlying restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $3.4 million at the time they were cancelled.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

NOTE 14                  DEFINED BENEFIT PENSION PLANS

The Company has defined benefit pension plans covering substantially all full-time employees in France, Germany, Israel and Japan. In addition, the Company has certain pension liabilities relating to former employees of the Company in the United Kingdom.  The Company’s German plan is unfunded, as permitted under the plan and applicable laws.  For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan.  All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties.  Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$803	$1,047	$1,302	$1,260
Interest cost on benefit obligations	120	114	241	316
Expected return on plan assets	(44)	(71)	(87)	(141)
Amortization of net loss	91	45	182	90
	$970	$1,135	$1,638	$1,525

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

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended July 4, 2015:
Sales to external customers	$61,701	$44,496	$41,780	$147,977
Segment income	$15,277	$1,041	$4,975	$21,293

Three months ended June 28, 2014:
Sales to external customers	$63,466	$47,113	$42,653	$153,232
Segment income	$14,400	$6,148	$4,989	$25,537

Six months ended July 4, 2015:
Sales to external customers	$125,939	$94,355	$84,338	$304,632
Segment income	$32,429	$6,665	$9,635	$48,729

Six months ended June 28, 2014:
Sales to external customers	$122,936	$93,587	$83,599	$300,122
Segment income	$27,946	$11,728	$9,545	$49,219

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

July 4, 2015

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Segment income	$21,293	$25,537	$48,729	$49,219
Unallocated operating expenses	(11,222)	(12,052)	(23,941)	(23,619)
(Loss) gain on disposal of assets	—	—	(1,088)	411
Interest and other expense, net	(1,064)	(658)	(1,967)	(1,634)
	$9,007	$12,827	$21,733	$24,377

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

Acquisition of FEMTOLASERS

On February 11, 2015, we acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  Based on the preliminary financial information provided by FEMTOLASERS, we estimated an initial net asset adjustment to the purchase price of approximately €1.6 million during the first quarter of 2015.  Based on additional information obtained during the second quarter, we estimated a revised net asset adjustment of €2.1 million, resulting in a purchase price of €7.0 million (approximately $7.9 million).  The final amount of this net asset adjustment is subject to agreement between us and the FEMTOLASERS selling shareholders, which we expect to finalize during the second half of 2015.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until thirty months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expenses in the statements of income and comprehensive income.  FEMTOLASERS expands our offering of ultrafast laser products and enhances our technology base in this area.  The results of FEMTOLASERS have been included in the results of our Lasers Group as of the acquisition date.

Immediately following the closing of the acquisition, we repaid €3.6 million (approximately $4.0 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

Results of Operations for the Three and Six Months Ended July 4, 2015 and June 28, 2014

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	54.4	55.9	54.9
Gross profit	43.2	45.6	44.1	45.1

Selling, general and administrative expenses	26.2	27.5	26.0	27.1
Research and development expense	10.2	9.3	9.9	9.5
Loss (gain) on sale of assets	—	—	0.4	(0.1)
Operating income	6.8	8.8	7.8	8.6

Interest and other expense, net	(0.7)	(0.4)	(0.7)	(0.5)
Income before income taxes	6.1	8.4	7.1	8.1

Income tax provision	2.2	2.5	2.4	2.5
Net income	3.9	5.9	4.7	5.6
Net income attributable to non-controlling interests	—	0.0	—	0.0
Net income attributable to Newport Corporation	3.9%	5.9%	4.7%	5.6%

Net Sales

Each of our operating groups sells products to customers in a wide range of industries, which we categorize into five key end markets: scientific research market; defense and security markets; microelectronics market; life and health sciences market; and industrial manufacturing and other end markets.  The tables below reflect our net sales for the three and six months ended July 4, 2015 and June 28, 2014, by operating group and by key end market.

Sales by Operating Group

	Three Months Ended
(In thousands)	July 4, 2015	June 28, 2014	Decrease	Percentage Decrease
Photonics Group	$61,701	$63,466	$(1,765)	(2.8)%
Lasers Group	44,496	47,113	(2,617)	(5.6)
Optics Group	41,780	42,653	(873)	(2.0)
Total sales	$147,977	$153,232	$(5,255)	(3.4)%

	Six Months Ended
(In thousands)	July 4, 2015	June 28, 2014	Increase	Percentage Increase
Photonics Group	$125,939	$122,936	$3,003	2.4%
Lasers Group	94,355	93,587	768	0.8
Optics Group	84,338	83,599	739	0.9
Total sales	$304,632	$300,122	$4,510	1.5%

Sales by End Market

	Three Months Ended			Percentage
(In thousands)	July 4, 2015	June 28, 2014	Increase / (Decrease)	Increase / (Decrease)
Scientific research	$33,421	$30,544	$2,877	9.4%
Microelectronics	38,948	40,869	(1,921)	(4.7)
Life and health sciences	26,341	32,393	(6,052)	(18.7)
Defense and security	15,073	14,481	592	4.1
Industrial manufacturing and other	34,194	34,945	(751)	(2.1)
Total sales	$147,977	$153,232	$(5,255)	(3.4)%

	Six Months Ended			Percentage
(In thousands)	July 4, 2015	June 28, 2014	Increase / (Decrease)	Increase / (Decrease)
Scientific research	$68,786	$62,425	$6,361	10.2%
Microelectronics	78,825	74,822	4,003	5.4
Life and health sciences	58,927	66,655	(7,728)	(11.6)
Defense and security	29,471	26,058	3,413	13.1
Industrial manufacturing and other	68,623	70,162	(1,539)	(2.2)
Total sales	$304,632	$300,122	$4,510	1.5%

For the three months ended July 4, 2015, our sales decreased by $5.3 million, and for the six months ended July 4, 2015, our sales increased by $4.5 million, compared with the corresponding periods in 2014.  For the three and six months ended July 4, 2015, our total net sales included sales contributed by V-Gen Ltd. (V-Gen), which we acquired in the fourth quarter of 2014, and by FEMTOLASERS, which we acquired in the first quarter of 2015.  The aggregate sales of these acquired businesses of $4.3 million and $7.2 million for the three and six months ended July 4, 2015, respectively, were included in our Lasers Group’s net sales for those periods, and there were no corresponding sales in the three and six months ended June 28, 2014.  Our sales for both periods were negatively impacted by the stronger U.S. dollar, which resulted in the translation of foreign currency denominated sales into fewer U.S. dollars, compared with the corresponding periods in 2014.

The increases in sales to the scientific research market for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due primarily to increased demand for products sold by our Lasers Group for research applications and our acquisition of FEMTOLASERS, which contributed net sales to this market of $1.9 million and $2.3 million for the three and six months ended July 4, 2015, for which there were no corresponding sales in the 2014 periods.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decrease in sales to the microelectronics market for the three months ended July 4, 2015 compared with the corresponding period in 2014 was due primarily to lower sales by both our Lasers and Optics Groups to semiconductor equipment manufacturing customers related to existing programs, and lower sales by our Lasers Group to other microelectronics customers.  The increase in sales to this market in the first half of 2015 compared with the first half of 2014 was due primarily to higher sales by our Photonics Group to semiconductor equipment and mobile device manufacturing customers related to new programs, offset in part by the lower sales by our Lasers and Optics Groups in the second quarter discussed above.  Our microelectronics market is comprised primarily of original equipment manufacturer customers in the semiconductor capital equipment industry, which has historically been characterized by sudden and severe cyclical variations in product supply and demand.  In addition, certain of our programs with these customers often comprise a significant portion of our sales to this market in any period.  As such, our net sales to this market may fluctuate significantly from period to period depending on the timing and severity of industry upturns and downturns, as well as the timing and success of new design wins and associated customer programs.

The decreases in sales to the life and health sciences market for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due primarily to decreased sales of products used for surgical and bioimaging applications, resulting in large part from rescheduling of shipments by OEM customers.  Generally, our net sales to this market may fluctuate from period to period due to the timing of shipments to our OEM customers and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The increases in sales to the defense and security markets for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due primarily to increased sales of optics products for defense programs that had been previously delayed due to government funding constraints.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decreases in sales to the industrial manufacturing and other end markets for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due primarily to lower sales of test systems for diode laser manufacturing applications.  These decreases were offset in part by our acquisition of V-Gen, which contributed net sales to these markets of $1.6 million and $3.3 million for the three and six months ended July 4, 2015, for which there were no corresponding sales in the 2014 periods.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Three Months Ended			Percentage
(In thousands)	July 4, 2015	June 28, 2014	Increase / (Decrease)	Increase / (Decrease)
United States	$58,081	$59,125	$(1,044)	(1.8)%
Germany	17,500	20,079	(2,579)	(12.8)
Other European countries	20,372	22,662	(2,290)	(10.1)
Japan	12,026	12,486	(460)	(3.7)
Other Pacific Rim countries	30,251	27,222	3,029	11.1
Rest of world	9,747	11,658	(1,911)	(16.4)
	$147,977	$153,232	$(5,255)	(3.4)%

	Six Months Ended			Percentage
(In thousands)	July 4, 2015	June 28, 2014	Increase / (Decrease)	Increase / (Decrease)
United States	$119,227	$110,523	$8,704	7.9%
Germany	34,856	41,294	(6,438)	(15.6)
Other European countries	43,496	42,934	562	1.3
Japan	27,556	29,732	(2,176)	(7.3)
Other Pacific Rim countries	57,540	53,476	4,064	7.6
Rest of world	21,957	22,163	(206)	(0.9)
	$304,632	$300,122	$4,510	1.5%

The decrease in sales to customers in the United States for the three months ended July 4, 2015 compared with the corresponding period in 2014 was due to lower sales to customers in all of our end markets, except our scientific research end market.  The increase in sales to customers in the United States for the six months ended July 4, 2015 compared with the corresponding period in 2014 was due primarily to increased sales to customers in our scientific research and microelectronics end markets.

The decreases in sales to customers in Germany for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due to lower sales in all of our end markets.

The decrease in sales to customers in other European countries for the three months ended July 4, 2015 compared with the same period in 2014 was due primarily to lower sales to customers in our life and health sciences end market, offset in part by higher sales to customers in our defense and security end markets.  The increase in sales to customers in other European countries for the six months ended July 4, 2015 compared with the same period in 2014 was due primarily to higher sales to customers in our defense and security, scientific research and microelectronics end markets, offset in part by lower sales to customers in our life and health sciences end market.

The decrease in sales to customers in Japan for the three months ended July 4, 2015 compared with the corresponding period in 2014 was due primarily to lower sales to customers in our microelectronics end market and industrial manufacturing and other end markets, offset in part by higher sales to customers in our scientific research end market.  The decrease in sales to customers in Japan for the six months ended July 4, 2015 compared with the corresponding period in 2014 was due primarily to lower sales to customers in our scientific research and life and health sciences end markets.

The increases in sales to customers in other Pacific Rim countries for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due primarily to higher sales to customers in our scientific research and microelectronics end markets, offset in part by lower sales to customers in our life and health sciences end market.

The decreases in sales to customers in the rest of the world for the three and six months ended July 4, 2015 compared with the corresponding periods in 2014 were due primarily to lower sales to customers in our scientific research and life and health sciences end markets, offset in part by higher sales to customers in our industrial manufacturing and other end markets.

Our sales in the second quarter and first half of 2015 in certain geographic locations, particularly in Europe and Japan, were negatively impacted by the stronger U.S. dollar, which resulted in the translation of such sales into fewer U.S. dollars, compared with the corresponding periods in 2014.

Gross Margin

Gross margin was 43.2% and 45.6% for the three months ended July 4, 2015 and June 28, 2014, respectively, and gross margin was 44.1% and 45.1% for the six months ended July 4, 2015 and June 28, 2014, respectively.  The gross margins of our Lasers Group were negatively impacted in the three and six months ended July 4, 2015 due to low gross margins on products sold by recently acquired businesses, as we work to improve operational efficiencies and reduce costs in these businesses; lower absorption of manufacturing overhead, resulting from lower sales and production levels; and increased inventory charges.  Our gross margins were also negatively impacted by the stronger U.S. dollar, which resulted in the translation of our foreign currency denominated sales into fewer U.S. dollars.  This negative impact was offset in part by lower manufacturing costs in certain locations due to the stronger U.S. dollar.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses totaled $38.7 million, or 26.2% of net sales, and $42.1 million, or 27.5% of net sales, for the three months ended July 4, 2015 and June 28, 2014, respectively.  SG&A expenses totaled $79.3 million, or 26.0% of net sales, and $81.3 million, or 27.1% of net sales, for the six months ended July 4, 2015 and June 28, 2014, respectively.  The decreases in SG&A expenses for the three and six months ended July 4, 2015 compared with the corresponding prior year periods were due primarily to decreases of $2.3 million and $1.8 million in incentive compensation, respectively, as well as the impact of the stronger U.S. dollar in certain locations.  These decreases were offset in part by the addition of SG&A expenses for V-Gen and FEMTOLASERS, for which there were no corresponding expenses in the prior year periods.

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

Research and Development (R&D) Expense

R&D expense totaled $15.2 million, or 10.2% of net sales, and $14.3 million, or 9.3% of net sales, for the three months ended July 4, 2015 and June 28, 2014, respectively.  R&D expense totaled $30.1 million, or 9.9% of net sales, and $28.5 million, or 9.5% of net sales, for the six months ended July 4, 2015 and June 28, 2014, respectively. The increases in R&D expense for the three and six months ended July 4, 2015 compared with the corresponding prior year periods were due primarily to the addition of R&D expenses of V-Gen and FEMTOLASERS, for which there were no corresponding expenses in the prior year periods, offset in part by the impact of the stronger U.S. dollar in certain locations.

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

Interest and Other Expense, Net

Interest and other expense, net totaled $1.1 million and $0.7 million for the three months ended July 4, 2015 and June 28, 2014, respectively.  Interest and other expense, net totaled $2.0 million and $1.6 million for the six months ended July 4, 2015 and June 28, 2014, respectively.  The increases in interest and other expense, net for the three and six months ended July 4, 2015 compared with the same periods in 2014 were due primarily to foreign currency transaction losses, offset in part by derivative instrument gains.

Income Taxes

Our effective tax rate was 35.9% and 29.9% for the three months ended July 4, 2015 and June 28, 2014, respectively, and 33.6% and 30.5% for the six months ended July 4, 2015 and June 28, 2014, respectively.  Our effective tax rates for the three and six months ended July 4, 2015 were unfavorably impacted by increased losses in jurisdictions in which we have recorded a full valuation allowance and, therefore, no current tax benefit may be realized.  Our effective tax rate for the six months ended July 4, 2015 was also unfavorably impacted by the passage of Japanese Tax Reform on March 31, 2015, which lowered long-term corporate tax rates.  This necessitated a corresponding write down of deferred tax assets applicable to our Japanese locations.

Liquidity and Capital Resources

Our cash and cash equivalents, restricted cash and marketable securities balances decreased to a total of $41.0 million as of July 4, 2015 from $48.6 million as of January 3, 2015.  This decrease was attributable primarily to cash used in connection with our acquisition of FEMTOLASERS, repurchases of our common stock and purchases of property and equipment, offset in part by net cash provided by our operating activities.

Net cash provided by our operating activities of $25.6 million for the six months ended July 4, 2015 was attributable primarily to cash provided by our results of operations and to a decrease in accounts receivables of $3.1 million due to the timing of collections, and increases in accrued expenses and other liabilities of $2.3 million and accounts payable of $2.3 million due to the timing of payments, offset in part by an increase in gross inventory of $15.3 million, an increase in prepaid expenses and other assets of $3.0 million and a decrease in accrued payroll and other expenses of $2.1 million due to the timing of payments.

Net cash used in investing activities of $20.6 million for the six months ended July 4, 2015 was attributable primarily to cash used in connection with our acquisition of FEMTOLASERS of $10.2 million, including amounts that are expected to be refunded pursuant to a net asset adjustment, and purchases of property and equipment of $10.1 million.

Net cash used in financing activities of $11.3 million for the six months ended July 4, 2015 was attributable to payments of $12.1 million to repurchase our common stock and payments of $3.4 million in connection with the cancellation of shares of common stock underlying restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans.  These cash payments were offset in part by an excess tax benefit of $1.8 million related to employee stock plans, net borrowings of $1.4 million and proceeds of $1.1 million received from the issuance of common stock under employee stock plans.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  At July 4, 2015, the outstanding balance under the Credit Facility was $76.0 million, with an effective interest rate of 1.69%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At July 4, 2015, based on our Consolidated Adjusted EBITDA, the $76.0 million borrowed under the Credit Facility, additional indebtedness of $4.3 million and outstanding letters of credit of $4.5 million, we had approximately $156.0 million available for additional borrowing under the Credit Facility.

At July 4, 2015, we also had (i) revolving lines of credit with Japanese banks; (ii) an agreement with a Japanese bank under which we sell trade notes receivable with recourse; (iii) a loan with an Israeli bank; and (iv) loans from the Austrian government, as follows:

Description	Principal Amount Outstanding (in millions)	Additional Amount Available for Borrowing (in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$3.1	$2.7	1.15% to 1.29%	No expiration dates
Japanese agreements for sale of receivables	$0.7	$0.9	1.20%	No expiration dates
Israeli loan	$0.3	$—	2.97%	October 2015
Austrian loans	$0.3	$—	0.75% to 2.00%	Through March 2019

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  The terms of the Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.  During the six months ended July 4, 2015, we repurchased 0.6 million shares for a total of $12.1 million under this program.  As of July 4, 2015, 2.7 million shares remained available for purchase under the program.  The amount and timing of future repurchases will be dependent upon factors such as our share price level, our other capital requirements and the terms of our Credit Agreement.

During the remainder of 2015, we expect to use approximately $10 million to $15 million of cash for capital expenditures.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which created Topic 606.  ASU No. 2014-09 establishes a core principle that a company should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In order to achieve that core principle, companies are required to apply the following steps: (1) identify the contract with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the company satisfies a performance obligation.  Upon adoption, ASU No. 2014-09 can be applied either (i) retrospectively to each prior reporting period or (ii) retrospectively with the cumulative effect of initial application recognized on the date of adoption.  At the time of issuance, ASU No. 2014-09 was to become effective for interim and annual periods beginning after December 15, 2016, and early adoption was not permitted.  However, in July 2015, the FASB deferred the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017.  In addition, early adoption of the standard will be permitted, but not before the original effective date of December 15, 2016.  We are currently evaluating the expected impact of ASU No. 2014-09 on our financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU No. 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory.  ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016.  ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted.  The adoption of ASU No. 2015-11 is not expected to have a material impact on our financial position or results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of July 4, 2015.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	July 4, 2015
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$14,498	4.00
Israeli Shekel - put options	(15,291)	3.79
	$(793)
Fair value	$330

Interest Rate Risk

Our investments in cash, cash equivalents, restricted cash and marketable securities, which totaled $41.0 million at July 4, 2015, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have lines of credit and other loans in Israel, Austria and Japan.  Our revolving line of credit in the United States and our other borrowings carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of July 4, 2015:

	Expected Maturity Date
(US$ equivalent in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$297	$—	$94	$12	$150	$—	$553	$549
Weighted average interest rate	2.97%	0.00%	2.00%	2.00%	0.75%	0.00%	2.18%
Variable rate (US$)	$—	$—	$—	$76,000	$—	$—	$76,000	$74,456
Weighted average interest rate	0.00%	0.00%	0.00%	1.69%	0.00%	0.00%	1.69%
Variable rate (non-US$)	$3,787	$—	$—	$—	$—	$—	$3,787	$3,787
Weighted average interest rate	1.28%	0.00%	0.00%	0.00%	0.00%	0.00%	1.28%
Total debt obligations	$4,084	$—	$94	$76,012	$150	$—	$80,340	$78,792
Weighted average interest rate	1.40%	0.00%	0.00%	1.69%	0.00%	0.00%	1.67%

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

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our Annual Report on Form 10-K for the year ended January 3, 2015 contains a full discussion of the risks associated with our business.  There have been no material changes to the risks described in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended July 4, 2015, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 5, 2015 – May 2, 2015(2)	—	$—	—	—
May 3, 2015 – May 30, 2015(2)	219,264	$19.24	219,264	2,783,415
May 31, 2015 – July 4, 2015(2)	104,248	$18.55	104,248	2,679,167
Totals	323,512	$19.02	323,512

(1)         The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)         Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2008.  A total of 4.0 million shares have been authorized for repurchase under this program and this program has no fixed expiration date.  As of July 4, 2015, we had purchased a total of 1,320,833 shares and 2,679,167 shares remained available for purchase under the program.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2015).

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

Dated: August 13, 2015	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2015).

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