Form 10-Q
period 2015-10-03
NEWPORT CORP
filed 2015-11-12
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

Yes ☐  No ☒

As of October 30, 2015, 38,576,708 shares of the registrant’s sole class of common stock were outstanding.

NEWPORT CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014

Net sales	$147,560	$146,299	$452,192	$446,421
Cost of sales	85,133	80,334	255,565	245,109
Gross profit	62,427	65,965	196,627	201,312

Selling, general and administrative expense	37,730	39,122	117,029	120,413
Research and development expense	14,232	14,082	44,345	42,538
Loss (gain) on sale or other disposal of assets, net	—	—	1,088	(411)
Operating income	10,465	12,761	34,165	38,772

Interest and other expense, net	(1,353)	(958)	(3,320)	(2,592)
Income before income taxes	9,112	11,803	30,845	36,180

Income tax provision	2,009	2,330	9,308	9,769
Net income	7,103	9,473	21,537	26,411
Net income attributable to non-controlling interests	—	3	—	103
Net income attributable to Newport Corporation	$7,103	$9,470	$21,537	$26,308

Net income	$7,103	$9,473	$21,537	$26,411
Other comprehensive income (loss):
Foreign currency translation gains (losses)	673	(7,203)	(5,290)	(7,567)
Unrecognized net pension gains, net of tax	79	204	508	306
Unrealized losses on investments and marketable securities, net of tax	(13)	(155)	(122)	(177)
Other comprehensive income (loss)	739	(7,154)	(4,904)	(7,438)
Comprehensive income	$7,842	$2,319	$16,633	$18,973

Comprehensive (loss) income attributable to non-controlling interests	$—	$(5)	$—	$110
Comprehensive income attributable to Newport Corporation	7,842	2,324	16,633	18,863
Comprehensive income	$7,842	$2,319	$16,633	$18,973

Net income per share attributable to Newport Corporation:
Basic	$0.18	$0.24	$0.55	$0.66
Diluted	$0.18	$0.23	$0.54	$0.65

Shares used in per share calculations:
Basic	38,982	39,921	39,434	39,776
Diluted	39,374	40,612	40,066	40,546

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	October 3,	January 3,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$30,440	$46,883
Restricted cash	974	1,704
Marketable securities	—	57
Accounts receivable, net of allowance for doubtful accounts of $1,297 and $1,242 as of October 3, 2015 and January 3, 2015, respectively	103,714	96,512
Inventories	122,845	112,440
Current deferred tax assets	20,606	20,734
Prepaid expenses and other current assets	18,294	14,948
Total current assets	296,873	293,278

Property and equipment, net	84,362	82,793
Goodwill	103,854	97,524
Long-term deferred tax assets	6,049	5,005
Intangible assets, net	68,228	70,811
Investments and other assets	28,486	30,516
Total assets	$587,852	$579,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,579	$3,772
Accounts payable	31,281	31,448
Accrued payroll and related expenses	31,890	34,607
Accrued expenses and other current liabilities	30,785	31,797
Total current liabilities	97,535	101,624

Long-term debt	84,254	71,000
Pension liabilities	29,432	28,554
Long-term deferred tax liabilities	14,119	14,272
Other long-term liabilities	6,881	7,773

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,576,708 and 39,603,662 shares issued and outstanding as of October 3, 2015 and January 3, 2015, respectively	4,506	4,626
Capital in excess of par value	450,989	468,575
Accumulated other comprehensive loss	(22,886)	(17,982)
Accumulated deficit	(76,978)	(98,515)
Total stockholders’ equity	355,631	356,704
Total liabilities and stockholders’ equity	$587,852	$579,927

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,537	$26,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,363	22,271
Gain on sale of assets	—	(411)
Provision for losses on inventories	6,115	4,429
Stock-based compensation expense	10,058	8,588
Provision for doubtful accounts	225	585
Loss on disposal of property and equipment	1,158	370
Deferred income taxes	(897)	(929)
Excess tax benefits from stock-based compensation	(2,596)	(4,403)
Increase (decrease) in cash, net of acquisition and divestiture, due to changes in:
Accounts receivable	(6,950)	(7,576)
Inventories	(15,992)	(20,183)
Prepaid expenses and other assets	(345)	27
Accounts payable	(3,105)	3,763
Accrued payroll and related expenses	(3,497)	2,569
Accrued expenses and other liabilities	816	4,447
Other long-term liabilities	490	(977)
Net cash provided by operating activities	28,380	38,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,511)	(17,993)
Restricted cash	661	600
Proceeds from divestiture of business	—	5,030
Acquisition of business, net of cash acquired	(7,865)	—
Refundable amounts related to acquisition of a business	(2,319)	—
Purchase of investments and marketable securities	(1,139)	(1,414)
Proceeds from the sale or maturity of investments and marketable securities	281	8,509
Net cash used in investing activities	(25,892)	(5,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	28,000	4,000
Repayment of long-term debt and obligations under capital leases	(15,012)	(20,200)
Proceeds from short-term borrowings	1,916	5,766
Repayment of short-term borrowings	(6,123)	(5,635)
Purchases of non-controlling interests	—	(1,863)
Proceeds from the issuance of common stock under employee plans	1,353	4,156
Tax withholding payments related to net share settlement of equity awards	(3,419)	(2,940)
Purchases of the Company’s common stock	(27,893)	(4,480)
Excess tax benefits from stock-based compensation	2,596	4,403
Net cash used in financing activities	(18,582)	(16,793)
Impact of foreign exchange rate changes on cash balances	(349)	(1,650)
Net (decrease) increase in cash and cash equivalents	(16,443)	15,270
Cash and cash equivalents at beginning of period	46,883	53,710
Cash and cash equivalents at end of period	$30,440	$68,980

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,498	$1,490
Cash paid during the period for income taxes, net	$7,003	$4,065
Property and equipment accrued in accounts payable	$292	$123

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

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

NOTE 2                         RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments.  ASU No. 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period to be reported in the period in which the adjustment amounts are determined.  In addition, the effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined.  ASU No. 2015-16 will be effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied prospectively.  Early adoption is permitted for financial statements that have not been issued prior to the effective date of this update.  The Company’s adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3                         ACQUISITION OF FEMTOLASERS

On February 11, 2015, the Company acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  The Company has estimated a net asset adjustment of €2.1 million, resulting in a purchase price of €7.0 million (approximately $7.9 million).  The final amount of this net asset adjustment is currently under negotiation between the Company and the FEMTOLASERS selling shareholders.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until 30 months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the statements of income and comprehensive income.  FEMTOLASERS expands the Company’s offering of ultrafast laser products and enhances its technology base in this area.  The results of FEMTOLASERS have been included in the results of the Company’s Lasers Group as of the acquisition date.

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

October 3, 2015 Purchase Price Allocation
Assets acquired and liabilities assumed:
Cash	$78
Accounts receivable	1,968
Inventories	2,759
Deferred tax assets	1,019
Other assets	2,015
Goodwill	6,681
Developed technology	1,811
In-process research and development	1,721
Other intangible assets	543
Accounts payable	(3,417)
Debt	(4,021)
Deferred tax liabilities	(1,019)
Other liabilities	(2,195)
$7,943

The goodwill related to the acquisition of FEMTOLASERS has been allocated to the Company’s Lasers Group and will not be deductible for tax purposes.

The actual net sales and net income (loss) of FEMTOLASERS from February 11, 2015, the closing date of the acquisition, were included in the Company’s consolidated statements of income and comprehensive income for the three and nine months ended October 3, 2015, and are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company during the three and nine months ended October 3, 2015 and September 27, 2014, including the results of FEMTOLASERS as though the acquisition had occurred at the beginning of 2014.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of 2014.

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(Unaudited, in thousands)	2015	2014	2015	2014
Actual:
Net sales	$2,166	$—	$4,489	$—
Net income (loss) attributable to Newport Corporation	$339	$—	$(1,480)	$—
Supplemental pro forma information:
Net sales	$147,560	$148,057	$452,461	$453,786
Net income attributable to Newport Corporation	$7,121	$9,025	$21,926	$25,624
Net income per share
Basic	$0.18	$0.23	$0.56	$0.64
Diluted	$0.18	$0.22	$0.55	$0.63

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for all periods presented in the table above.  The pro forma net income assumes that amortization of acquired intangible assets began at the beginning of 2014 rather than on February 11, 2015.  The result is a net increase in amortization expense of $0.1 million and $0.4 million for the three and nine months ended September 27, 2014, respectively.  Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are excluded from pro forma net income.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

NOTE 4                         FAIR VALUE MEASUREMENTS

Accounting Standards Codification (ASC) 820-10, Fair Value Measurements, requires the fair value of any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements to be measured based on the price that would be received from selling such an asset or paid to transfer such a liability in an orderly transaction between market participants at the measurement date.  Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities, and Level 2 asset and liability values are derived from quoted prices in inactive markets or based on other observable inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of October 3, 2015.

		Fair Value Measurements at Reporting Date Using
(In thousands) Description	October 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$974	$974	$—	$—

Derivative assets:
Option contracts	214	—	214	—

Funds in investments and other assets:
Israeli pension funds	11,926	—	11,926	—
Group insurance contracts	5,909	—	5,909	—
	17,835	—	17,835	—
	$19,023	$974	$18,049	$—

Liabilities:
Derivative liabilities:
Option contracts	266	—	266	—

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

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

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	October 3, 2015		January 3, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$3,579	$3,579	$3,772	$3,772
Long-term debt	$84,254	$83,497	$71,000	$69,761

NOTE 5                         SUPPLEMENTAL FINANCIAL INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

	October 3,	January 3,
(In thousands)	2015	2015
Raw materials and purchased parts	$75,111	$68,989
Work in process	18,747	16,564
Finished goods	28,987	26,887
Short-term inventories	$122,845	$112,440

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

	October 3,	January 3,
(In thousands)	2015	2015
Raw materials and purchased parts	$2,138	$3,208
Finished goods	2,969	3,856
Long-term inventories	$5,107	$7,064

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

The activity in accrued warranty obligations was as follows:

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2015	2014
Balance at beginning of year	$3,556	$3,285
Additions charged to cost of sales	2,278	2,134
Warranty claims	(2,386)	(2,487)
Balance at end of period	$3,448	$2,932

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	October 3,	January 3,
(In thousands)	2015	2015
Deferred revenue	$12,246	$13,032
Deferred lease liability	4,743	5,094
Short-term accrued warranty obligations	3,254	3,324
Accrued third party commissions	1,551	1,395
Accrued income taxes	1,445	2,219
Other	7,546	6,733
	$30,785	$31,797

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	October 3,	January 3,
(In thousands)	2015	2015
Cumulative foreign currency translation losses	$(19,846)	$(14,556)
Unrecognized net pension losses, net of tax	(4,347)	(4,855)
Unrealized gains on investments and marketable securities, net of tax	1,307	1,429
	$(22,886)	$(17,982)

NOTE 6                         GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill were as follows:

	Photonics	Lasers	Optics
(In thousands)	Group	Group	Group	Total
Balance at January 3, 2015:
Goodwill	98,808	129,761	41,314	269,883
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	25,199	20,975	97,524
Goodwill allocated to acquisition	—	6,681	—	6,681
Foreign currency impact	—	(351)	—	(351)
	51,350	31,529	20,975	103,854
Balance at October 3, 2015:
Goodwill	98,808	136,091	41,314	276,213
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	$51,350	$31,529	$20,975	$103,854

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

As of October 3, 2015, acquisition related intangible assets were as follows:

	Amortization	Gross	Accumulated	Carrying
(In thousands)	Period	Value	Amortization	Value
Intangible assets subject to amortization:
Developed technology	10-20 years	$39,888	$(11,777)	$28,111
Customer relationships	up to 10 years	28,693	(20,839)	7,854
In-process research and development	10 years	15,154	(2,075)	13,079
Other	3 months-10 years	2,211	(1,332)	879
		85,946	(36,023)	49,923
Intangible assets not subject to amortization:
Trademarks and trade names		18,305	—	18,305
Intangible assets		$104,251	$(36,023)	$68,228

As of October 3, 2015, the gross values and accumulated amortization shown in the table above for intangible assets subject to amortization exclude amounts related to the Company’s acquisition of Spectra-Physics, Inc. (and certain related entities), as the purchased intangible assets related to that acquisition have been fully amortized.

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

Amortization expense related to intangible assets totaled $2.1 million and $1.9 million for the three months ended October 3, 2015 and September 27, 2014, respectively, and $6.3 million and $6.8 million for the nine months ended October 3, 2015 and September 27, 2014, respectively.

Estimated aggregate amortization expense for future fiscal years is as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2015 (remaining)	$2,168
2016	8,283
2017	7,131
2018	4,966
2019	4,376
Thereafter	20,015
$46,939

The Company has excluded $3.0 million of estimated amortization expense related to certain in-process research and development from the table above, as it was uncertain as of October 3, 2015 when the technology will be completed and when the amortization will begin.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

NOTE 7                         INTEREST AND OTHER EXPENSE, NET

Interest and other expense, net, was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2015	2014	2015	2014
Interest expense	$(611)	$(522)	$(1,749)	$(1,779)
Interest and dividend income	18	129	86	252
Derivative (loss) gain, net	(430)	(372)	103	(248)
Bank and portfolio asset management fees	(322)	(293)	(1,015)	(819)
Other (expense) income, net	(8)	100	(745)	2
	$(1,353)	$(958)	$(3,320)	$(2,592)

NOTE 8                         STOCK-BASED COMPENSATION

During the nine months ended October 3, 2015, the Company granted 0.5 million restricted stock units and 0.5 million stock-settled stock appreciation rights with weighted average grant date fair values of $19.06 and $7.60, respectively.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2015	2014	2015	2014
Cost of sales	$367	$271	$1,048	$762
Selling, general and administrative expense	2,490	2,508	7,812	6,809
Research and development expense	374	362	1,198	1,017
	$3,231	$3,141	$10,058	$8,588

At October 3, 2015, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $18.3 million, net of estimated forfeitures.  This future compensation expense will be amortized over a weighted-average period of 1.9 years using the straight-line attribution method.  The actual compensation expense that the Company will recognize in the future related to unvested stock-based awards outstanding at October 3, 2015 will be adjusted for actual forfeitures and will be adjusted based on the Company’s determination as to the extent to which performance conditions applicable to any stock-based awards have been or will be achieved.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

At October 3, 2015, the Company’s outstanding and exercisable stock options and stock appreciation rights, and the weighted average exercise price or base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number of	Price or	Remaining	Intrinsic
	Shares	Base	Contractual	Value
	(In thousands)	Value	Life (Years)	(In thousands)
Stock options outstanding and exercisable	30	$13.86	0.3	$—
Stock appreciation rights outstanding	2,354	$15.61	4.4	$2,197
Stock appreciation rights exercisable	1,328	$13.88	3.2	$2,187

NOTE 9                         DEBT AND LINES OF CREDIT

Total short-term borrowings were as follows:

	October 3,	January 3,
(In thousands)	2015	2015
Japanese revolving lines of credit	$3,117	$3,163
Japanese receivables financing facilities	312	25
Israeli loans due October 2015	150	584
Total short-term borrowings	$3,579	$3,772

Total long-term debt was as follows:

	October 3,	January 3,
(In thousands)	2015	2015
U.S. revolving line of credit expiring July 2018	$84,000	$71,000
Austrian loans due through March 2019	254	—
	$84,254	$71,000

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

NOTE 10                                          NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands, except per share data)	2015	2014	2015	2014

Net income attributable to Newport Corporation	$7,103	$9,470	$21,537	$26,308

Shares:
Weighted average shares outstanding - basic	38,982	39,921	39,434	39,776
Dilutive potential common shares, using treasury stock method	392	691	632	770
Weighted average shares outstanding - diluted	39,374	40,612	40,066	40,546

Net income per share attributable to Newport Corporation:
Basic	$0.18	$0.24	$0.55	$0.66
Diluted	$0.18	$0.23	$0.54	$0.65

For the three and nine months ended October 3, 2015, 1.5 million stock appreciation rights, and for the three and nine months ended September 27, 2014, an aggregate of 0.7 million stock options and stock appreciation rights, were excluded from the computations of diluted net income per share, as their inclusion would have been antidilutive.  For the three and nine months ended October 3, 2015, 0.5 million performance-based restricted stock units, and for the three and nine months ended September 27, 2014, 0.6 million performance-based restricted stock units, were excluded from the computations of diluted net income per share, as the performance criteria for their vesting had not been met as of the end of such periods.

NOTE 11                  INCOME TAXES

Income tax expense for each of the three and nine months ended October 3, 2015 and September 27, 2014 consisted of a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company, adjusted for items which are considered discrete to a particular period.  The effective tax rates for the three and nine months ended October 3, 2015 were 22.0% and 30.2%, respectively, and the effective tax rates for the three and nine months ended September 27, 2014 were 19.7% and 27.0%, respectively.

The effective tax rates for the three and nine months ended October 3, 2015 were lower than the U.S. statutory rate of 35% due primarily to the benefit of income recorded in foreign jurisdictions that have tax rates that are lower than U.S. tax rates and an increased utilization of foreign tax credits that were previously unrecognized, necessitated by the completion and filing of the 2014 U.S. federal consolidated return during the third quarter, which was recorded as a discrete item.  The effective tax rate for the three months ended October 3, 2015 was also favorably impacted by profitable results recorded in jurisdictions where the Company maintains a full valuation allowance.  The effective tax rate for the nine months ended October 3, 2015 was unfavorably impacted by the passage of Japanese tax reform legislation on March 31, 2015, which lowered long-term corporate tax rates, necessitating a corresponding reduction of deferred tax assets applicable to the Company’s Japanese locations.  The effective tax rates for the three and nine months ended September 27, 2014 were lower than the rates for the three and nine months ended October 3, 2015, respectively, due primarily to the favorable impact of an extraterritorial income exclusion benefit and a reduction of the corresponding uncertain tax position, which was recorded as a discrete item during the third quarter of 2014.

NOTE 12                                          STOCKHOLDERS’ EQUITY TRANSACTIONS

In May 2008, the Board of Directors of the Company approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of the Company’s common stock.  During the nine months ended October 3, 2015, the Company repurchased 1.7 million shares for a total of $27.9 million under this program.  As of October 3, 2015, 1.7 million shares remained available for purchase under the program.

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

During the nine months ended October 3, 2015, the Company cancelled 0.2 million shares of common stock underlying restricted stock units in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these restricted stock units totaled $3.4 million at the time they were cancelled.

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

Net periodic benefit costs for the plans in aggregate included the following components:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2015	2014	2015	2014
Service cost	$547	$482	$1,849	$1,740
Interest cost on benefit obligations	120	198	362	514
Expected return on plan assets	(44)	(70)	(131)	(211)
Amortization of net loss	91	44	273	134
	$714	$654	$2,353	$2,177

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

NEWPORT CORPORATION

Notes to Consolidated Financial Statements

October 3, 2015

The Company measured income reported for each operating segment, which included only those costs that were directly attributable to the operations of that segment, and excluded unallocated operating expenses, such as corporate overhead and intangible asset amortization, certain gains and losses, interest and other expense, net, and income taxes.

(In thousands)	Photonics	Lasers	Optics	Total

Three months ended October 3, 2015:
Sales to external customers	$60,904	$48,247	$38,409	$147,560
Segment income	$14,274	$4,278	$3,168	$21,720

Three months ended September 27, 2014:
Sales to external customers	$59,757	$44,228	$42,314	$146,299
Segment income	$12,255	$6,423	$4,949	$23,627

Nine months ended October 3, 2015:
Sales to external customers	$186,843	$142,602	$122,747	$452,192
Segment income	$46,703	$10,943	$12,803	$70,449

Nine months ended September 27, 2014:
Sales to external customers	$182,693	$137,815	$125,913	$446,421
Segment income	$40,201	$18,151	$14,494	$72,846

The following table reconciles segment income to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2015	2014	2015	2014
Segment income	$21,720	$23,627	$70,449	$72,846
Unallocated operating expenses	(11,255)	(10,866)	(35,196)	(34,485)
(Loss) gain on disposal of assets	—	—	(1,088)	411
Interest and other expense, net	(1,353)	(958)	(3,320)	(2,592)
	$9,112	$11,803	$30,845	$36,180

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

Overview

We are a global supplier of advanced-technology products and systems, including lasers, photonics instrumentation, precision positioning and vibration isolation products and systems, optical components, subassemblies and subsystems, and three-dimensional non-contact measurement equipment.  Our products are used worldwide in a variety of industries, including scientific research, defense and security, microelectronics, life and health sciences and industrial markets.  We operate within three distinct business segments: our Photonics Group, our Lasers Group and our Optics Group.  Each of these groups offers a broad array of advanced technology products and services to original equipment manufacturer (OEM) and end-user customers across a wide range of applications in all of our targeted end markets.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying unaudited consolidated financial statements.

Acquisition of FEMTOLASERS

On February 11, 2015, we acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  We have estimated a net asset adjustment of €2.1 million, resulting in a purchase price of €7.0 million (approximately $7.9 million).  The final amount of this net asset adjustment is currently under negotiation between us and the FEMTOLASERS selling shareholders.  Of the initial purchase price, €2.3 million was deposited at closing into escrow until 30 months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the statements of income and comprehensive income.  FEMTOLASERS expands our offering of ultrafast laser products and enhances our technology base in this area.  The results of FEMTOLASERS have been included in the results of our Lasers Group as of the acquisition date.

Immediately following the closing of the acquisition, we repaid €3.6 million (approximately $4.0 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

Results of Operations for the Three and Nine Months Ended October 3, 2015 and September 27, 2014

The following table presents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.7	54.9	56.5	54.9
Gross profit	42.3	45.1	43.5	45.1

Selling, general and administrative expense	25.6	26.8	25.9	27.0
Research and development expense	9.6	9.6	9.8	9.5
Loss (gain) on sale of assets	—	—	0.2	(0.1)
Operating income	7.1	8.7	7.6	8.7

Interest and other expense, net	(0.9)	(0.6)	(0.7)	(0.6)
Income before income taxes	6.2	8.1	6.9	8.1

Income tax provision	1.4	1.6	2.1	2.2
Net income	4.8	6.5	4.8	5.9
Net income attributable to non-controlling interests	—	0.0	—	0.0
Net income attributable to Newport Corporation	4.8%	6.5%	4.8%	5.9%

Net Sales

Each of our operating groups sells products to customers in a wide range of industries, which we categorize into five key end markets: scientific research market; defense and security markets; microelectronics market; life and health sciences market; and industrial manufacturing and other end markets.  The tables below reflect our net sales for the three and nine months ended October 3, 2015 and September 27, 2014, by operating group and by key end market.

Sales by Operating Group

	Three Months Ended			Percentage
	October 3,	September 27,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
Photonics Group	$60,904	$59,757	$1,147	1.9%
Lasers Group	48,247	44,228	4,019	9.1
Optics Group	38,409	42,314	(3,905)	(9.2)
Total sales	$147,560	$146,299	$1,261	0.9%

	Nine Months Ended			Percentage
	October 3,	September 27,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
Photonics Group	$186,843	$182,693	$4,150	2.3%
Lasers Group	142,602	137,815	4,787	3.5
Optics Group	122,747	125,913	(3,166)	(2.5)
Total sales	$452,192	$446,421	$5,771	1.3%

Sales by End Market

	Three Months Ended			Percentage
	October 3,	September 27,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
Scientific research	$36,414	$32,228	$4,186	13.0%
Microelectronics	34,945	37,113	(2,168)	(5.8)
Life and health sciences	29,354	31,126	(1,772)	(5.7)
Defense and security	14,770	13,103	1,667	12.7
Industrial manufacturing and other	32,077	32,729	(652)	(2.0)
Total sales	$147,560	$146,299	$1,261	0.9%

	Nine Months Ended			Percentage
	October 3,	September 27,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
Scientific research	$105,200	$94,653	$10,547	11.1%
Microelectronics	113,770	111,935	1,835	1.6
Life and health sciences	88,281	97,781	(9,500)	(9.7)
Defense and security	44,241	39,161	5,080	13.0
Industrial manufacturing and other	100,700	102,891	(2,191)	(2.1)
Total sales	$452,192	$446,421	$5,771	1.3%

Our sales for the three and nine months ended October 3, 2015 were negatively impacted by the stronger U.S. dollar, which resulted in the translation of foreign currency denominated sales into fewer U.S. dollars, compared with the corresponding periods in 2014.  Our sales for both periods in 2015 were positively impacted compared with the corresponding periods in 2014 by the additional sales contributed by V-Gen Ltd. (V-Gen), which we acquired in the fourth quarter of 2014, and by FEMTOLASERS, which we acquired in the first quarter of 2015.  The aggregate sales of these acquired businesses, which are included in our Lasers Group, were $3.6 million and $10.7 million for the three and nine months ended October 3, 2015, respectively, and there were no corresponding sales in the three and nine months ended September 27, 2014.

The increases in sales to the scientific research market for the three and nine months ended October 3, 2015 compared with the corresponding periods in 2014 were due primarily to increased demand for products sold by our Lasers Group for research applications, and our acquisition of FEMTOLASERS, which contributed net sales to this market of $2.2 million and $4.5 million for the three and nine months ended October 3, 2015, respectively, for which there were no corresponding sales in the 2014 periods.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decrease in sales to the microelectronics market for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower sales by both our Lasers and Optics Groups to semiconductor equipment manufacturing customers, as well as a large sale of laser products for a solar equipment manufacturing application in the third quarter of 2014 that did not recur in the third quarter of 2015.  Such decreases were offset in part by higher sales by our Photonics Group to semiconductor equipment manufacturing customers.  The increase in sales to this market in the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to higher sales by our Photonics Group to semiconductor equipment and mobile device manufacturing customers, offset in part by the lower sales by our Lasers and Optics Groups discussed above.  Our microelectronics market is comprised primarily of OEM customers in the semiconductor capital equipment industry, which has historically been characterized by sudden and severe cyclical variations in product supply and demand.  In addition, certain of our programs with these customers often comprise a significant portion of our sales to this market in any period.  As such, our net sales to this market may fluctuate significantly from period to period depending on the timing and severity of industry upturns and downturns, as well as the timing and success of new design wins and associated customer programs.

The decreases in sales to the life and health sciences market for the three and nine months ended October 3, 2015 compared with the corresponding periods in 2014 were due primarily to decreased sales of products used for surgical and dental imaging applications.  For the three month period, the decrease was offset in part by increased sales of products used in bioimaging applications.  Generally, our net sales to this market may fluctuate from period to period due to the timing of shipments to our OEM customers and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The increase in sales to the defense and security markets for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due to moderately higher sales by each of our operating groups.  The increase in sales to these markets for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to increased sales of optics products for defense programs that had been previously delayed due to government funding constraints and for new programs.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decrease in sales to the industrial manufacturing and other end markets for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due to general weakness in macro-economic conditions.  The decrease in sales to these markets for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower sales of test systems for diode laser manufacturing applications, as well as general weakness in macro-economic conditions.  These decreases were offset in part by our acquisition of V-Gen, which contributed net sales to these markets of $0.5 million and $3.8 million for the three and nine months ended October 3, 2015, respectively, for which there were no corresponding sales in the 2014 periods.

The table below reflects our net sales by geographic region.  Sales are attributed to each region based on the customer address to which the product is shipped.

	Three Months Ended			Percentage
	October 3,	September 27,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
United States	$58,521	$58,556	$(35)	(0.1)%
Germany	16,413	19,408	(2,995)	(15.4)
Other European countries	22,281	20,344	1,937	9.5
Japan	12,646	10,754	1,892	17.6
Other Pacific Rim countries	27,516	27,741	(225)	(0.8)
Rest of world	10,183	9,496	687	7.2
	$147,560	$146,299	$1,261	0.9%

	Nine Months Ended			Percentage
	October 3,	September 27,	Increase /	Increase /
(In thousands)	2015	2014	(Decrease)	(Decrease)
United States	$177,748	$169,079	$8,669	5.1%
Germany	49,924	60,702	(10,778)	(17.8)
Other European countries	67,122	63,278	3,844	6.1
Japan	40,202	40,486	(284)	(0.7)
Other Pacific Rim countries	85,056	81,217	3,839	4.7
Rest of world	32,140	31,659	481	1.5
	$452,192	$446,421	$5,771	1.3%

The increase in sales to customers in the United States for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to increased sales to customers in our scientific research and defense and security end markets.

The decrease in sales to customers in Germany for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower sales to customers in our life and health sciences and industrial manufacturing end markets, offset in part by higher sales to customers in our scientific research end market.  The decrease in sales to customers in Germany for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due to lower sales to customers in all of our end markets.

The increases in sales to customers in other European countries for the three and nine months ended October 3, 2015 compared with the same periods in 2014 were due primarily to higher sales to customers in our scientific research end market.  Such increases were offset in part by lower sales to customers in our industrial manufacturing and other end markets and, for the nine month period, such increases were also offset in part by lower sales to customers in our life and health sciences end market.

The increase in sales to customers in Japan for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to increased sales to customers in our microelectronics end market, offset in part by lower sales to customers in our life and health sciences end market.  The decrease in sales to customers in Japan for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower sales to customers in our life and health sciences and scientific research end markets, offset in part by higher sales to customers in our microelectronics end market.

The decrease in sales to customers in other Pacific Rim countries for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower sales to customers in our microelectronics end market, offset in large part by increased sales to customers in our scientific research end market.  The increase in sales to customers in other Pacific Rim countries for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to higher sales to customers in our scientific research end market, offset in part by lower sales to customers in our microelectronics and life and health sciences end markets.

The increases in sales to customers in the rest of the world for the three and nine months ended October 3, 2015 compared with the corresponding periods in 2014 were due primarily to higher sales to customers in our defense and security end markets, offset in part by lower sales to customers in our scientific research end market.

Our sales in the third quarter and first nine months of 2015 in certain geographic locations, particularly in Europe and Japan, were negatively impacted by the stronger U.S. dollar, which resulted in the translation of such sales into fewer U.S. dollars, compared with the corresponding periods in 2014.

Gross Margin

Gross margin was 42.3% and 45.1% for the three months ended October 3, 2015 and September 27, 2014, respectively, and gross margin was 43.5% and 45.1% for the nine months ended October 3, 2015 and September 27, 2014, respectively.  The gross margin of our Lasers Group was negatively impacted for the three and nine months ended October 3, 2015 due to a higher proportion of sales of lower margin products, particularly products sold by recently acquired businesses, as we work to improve operational efficiencies and reduce costs as part of the integration of these businesses.  In addition, gross margins were negatively impacted due to lower absorption of manufacturing overhead resulting from the lower production levels.  For the nine month period, our Lasers Group’s gross margin was also negatively impacted by increased inventory charges.  The gross margin of our Optics Group was negatively impacted in both periods by lower absorption of manufacturing overhead at our North Andover facility, as we transition the operations of that facility to other facilities, and by increased inventory charges.  Our gross margins in both periods in 2015 were also negatively impacted by the stronger U.S. dollar, which resulted in the translation of our foreign currency denominated sales into fewer U.S. dollars.  This negative impact was offset in part by lower manufacturing costs in certain locations due to the stronger U.S. dollar.

In general, we expect that our gross margin will vary in any given period depending upon factors such as our mix of sales, product pricing variations, manufacturing absorption levels, and changes in levels of inventory and warranty reserves.

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $37.7 million, or 25.6% of net sales, and $39.1 million, or 26.8% of net sales, for the three months ended October 3, 2015 and September 27, 2014, respectively.  SG&A expense totaled $117.0 million, or 25.9% of net sales, and $120.4 million, or 27.0% of net sales, for the nine months ended October 3, 2015 and September 27, 2014, respectively.  The decrease in SG&A expense for the three months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower depreciation expense and professional fees.  The decrease in SG&A expense for the nine months ended October 3, 2015 compared with the corresponding period in 2014 was due primarily to lower incentive compensation and travel expenses, as well as lower depreciation expense and professional fees.  The stronger U.S. dollar in certain locations also contributed to the decreases in SG&A expense for both periods in 2015.  The decreases for both periods in 2015 were offset in part by higher rental costs and software licensing fees, and by the addition of SG&A expenses for V-Gen and FEMTOLASERS, for which there were no corresponding expenses in the prior year periods.

We have implemented certain cost reduction actions during 2015, which have resulted in lower personnel costs; however, for both periods in 2015, such decreases in personnel costs were offset in large part by increased severance costs related to such actions.  We expect our SG&A expense to be more favorably impacted by our cost reduction actions in future periods once all actions have been completed.

In general, we expect that SG&A expense will vary as a percentage of net sales in the future based on our sales level in any given period.  Because the majority of our SG&A expense is fixed in the short term, changes in SG&A expense will likely not be in proportion to changes in net sales.  In addition, any acquisitions would increase our SG&A expense, and such increases may not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $14.2 million, or 9.6% of net sales, and $14.1 million, or 9.6% of net sales, for the three months ended October 3, 2015 and September 27, 2014, respectively.  R&D expense totaled $44.3 million, or 9.8% of net sales, and $42.5 million, or 9.5% of net sales, for the nine months ended October 3, 2015 and September 27, 2014, respectively.  The increases in R&D expense for the three and nine months ended October 3, 2015 compared with the corresponding periods in 2014 were due primarily to the addition of R&D expenses of V-Gen and FEMTOLASERS, for which there were no corresponding expenses in the prior year periods, offset in part by the impact of the stronger U.S. dollar in certain locations and the benefits of our cost reduction actions.

We believe that the continued development and advancement of our products and technologies is critical to our success, and we intend to continue to invest in R&D initiatives, while working to ensure that our efforts are focused and the resources are deployed efficiently.  In general, we expect that R&D expense as a percentage of net sales will vary in the future based on our sales level in any given period.  Because of our commitment to continued product development, and because the majority of our R&D expense is fixed in the short term, changes in R&D expense will likely not be in proportion to changes in net sales.  In addition, any acquisitions would increase our R&D expense, and such increases may not be in proportion to the changes in net sales.

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

Interest and Other Expense, Net

Interest and other expense, net totaled $1.4 million and $1.0 million for the three months ended October 3, 2015 and September 27, 2014, respectively.  Interest and other expense, net totaled $3.3 million and $2.6 million for the nine months ended October 3, 2015 and September 27, 2014, respectively.  The increases in interest and other expense, net for the three and nine months ended October 3, 2015 compared with the same periods in 2014 were due primarily to foreign currency transaction losses.

Income Taxes

Our effective tax rate was 22.0% and 19.7% for the three months ended October 3, 2015 and September 27, 2014, respectively, and 30.2% and 27.0% for the nine months ended October 3, 2015 and September 27, 2014, respectively.  Our effective tax rates for the three and nine months ended October 3, 2015 were lower than the U.S. statutory rate of 35% due primarily to the benefit of income recorded in foreign jurisdictions that have tax rates that are lower than U.S. tax rates and an increased utilization of foreign tax credits that were previously unrecognized, necessitated by the filing of the 2014 U.S. federal consolidated tax return during the third quarter, which was recorded as a discrete item.  The effective tax rate for the three months ended October 3, 2015 was also favorably impacted by profitable results recorded in jurisdictions where we maintain a full valuation allowance.  The effective tax rate for the nine months ended October 3, 2015 was unfavorably impacted by the passage of Japanese tax reform legislation on March 31, 2015, which lowered long-term corporate tax rates, necessitating a corresponding reduction of deferred tax assets applicable to our Japanese locations.  The effective tax rates for the three and nine months ended September 27, 2014 were lower than the rates for the three and nine months ended October 3, 2015 due primarily to the favorable impact of an extraterritorial income exclusion benefit and a reduction of the corresponding uncertain tax position, which was recorded as a discrete item during the third quarter of 2014.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances decreased to a total of $31.4 million as of October 3, 2015 from $48.6 million as of January 3, 2015.  This decrease was attributable primarily to cash used in connection with repurchases of our common stock, purchases of property and equipment and our acquisition of FEMTOLASERS, offset in part by net cash provided by our operating activities and net borrowings.

Net cash provided by our operating activities of $28.4 million for the nine months ended October 3, 2015 was attributable primarily to cash provided by our results of operations, offset in part by an increase in gross inventory of $16.0 million, an increase in accounts receivable of $7.0 million due to the timing of collections, and decreases in accrued payroll and other expenses of $3.5 million and accounts payable of $3.1 million due to the timing of payments.

Net cash used in investing activities of $25.9 million for the nine months ended October 3, 2015 was attributable primarily to purchases of property and equipment of $15.5 million and cash used in connection with our acquisition of FEMTOLASERS of $10.2 million, including amounts that are expected to be refunded pursuant to a net asset adjustment.

Net cash used in financing activities of $18.6 million for the nine months ended October 3, 2015 was attributable to payments of $27.9 million to repurchase our common stock and payments of $3.4 million in connection with the cancellation of shares of common stock underlying restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans.  These cash payments were offset in part by net borrowings of $8.8 million, an excess tax benefit of $2.6 million related to employee stock plans, and proceeds of $1.4 million received from the issuance of common stock under employee stock plans.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement).  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  At October 3, 2015, the outstanding balance under the Credit Facility was $84.0 million, with an effective interest rate of 1.75%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our domestic subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our foreign subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted

EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At October 3, 2015, based on our Consolidated Adjusted EBITDA, the $84.0 million borrowed under the Credit Facility, additional indebtedness of $3.8 million and outstanding letters of credit of $4.9 million, we had approximately $140.3 million available for additional borrowing under the Credit Facility.

At October 3, 2015, we also had (i) revolving lines of credit with Japanese banks; (ii) an agreement with a Japanese bank under which we sell trade notes receivable with recourse; (iii) a loan with an Israeli bank; and (iv) loans from the Austrian government, as follows:

	Principal Amount Outstanding	Additional Amount Available for Borrowing
Description	(in millions)	(in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$3.1	$1.9	1.27% to 2.20%	No expiration dates
Japanese agreements for sale of receivables	$0.3	$1.4	1.20%	No expiration dates
Israeli loan	$0.2	$—	2.97%	October 2015
Austrian loans	$0.3	$—	0.75% to 2.00%	Through March 2019

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  The terms of the Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.  During the nine months ended October 3, 2015, we repurchased 1.7 million shares for a total of $27.9 million under this program.  As of October 3, 2015, 1.7 million shares remained available for purchase under the program.  The amount and timing of future repurchases will be dependent upon factors such as our share price level, our other capital requirements and the terms of our Credit Agreement.

During the remainder of 2015, we expect to use approximately $5 million to $7 million of cash for capital expenditures.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments.  ASU No. 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period to be reported in the period in which the adjustment amounts are determined.  In addition, the effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined.  ASU No. 2015-16 will be effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied prospectively.  Early adoption is permitted for financial statements that have not been issued prior to the effective date of this update.  The adoption of ASU No. 2015-16 is not expected to have a material impact on our financial position or results of operations.

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

The following table provides information about our foreign currency derivative financial instruments outstanding as of October 3, 2015.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	October 3, 2015
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$21,352	4.03
Israeli Shekel - put options	(22,822)	3.77
	$(1,470)
Fair value	$(52)

Interest Rate Risk

Our investments in cash, cash equivalents and restricted cash, which totaled $31.4 million at October 3, 2015, are sensitive to changes in the general level of interest rates.  In addition, certain assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have lines of credit and other loans in Israel, Austria and Japan.  Our revolving line of credit in the United States and our other borrowings carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of October 3, 2015:

	Expected Maturity Date
(US$ equivalent in thousands)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt obligations:
Fixed rate (US$)	$150	$—	$90	$12	$152	$—	$404	$399
Weighted average interest rate	2.97%	0.00%	2.00%	2.00%	0.75%	0.00%	1.89%
Variable rate (US$)	$—	$—	$—	$84,000	$—	$—	$84,000	$83,248
Weighted average interest rate	0.00%	0.00%	0.00%	1.75%	0.00%	0.00%	1.75%
Variable rate (non-US$)	$3,429	$—	$—	$—	$—	$—	$3,429	$3,429
Weighted average interest rate	1.26%	0.00%	0.00%	0.00%	0.00%	0.00%	1.26%
Total debt obligations	$3,579	$—	$90	$84,012	$152	$—	$87,833	$87,076
Weighted average interest rate	1.33%	0.00%	0.00%	1.75%	0.00%	0.00%	1.73%

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reflects purchases made by us during the quarter ended October 3, 2015, of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period(1)	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 5, 2015 – August 1, 2015(2)	—	$—	—	—
August 2, 2015 – August 29, 2015(2)	656,414	$15.64	656,414	2,022,753
August 30, 2015 – October 3, 2015(2)	368,586	$14.86	368,586	1,654,167
Totals	1,025,000	$15.36	1,025,000

(1)         The periods reported conform to our fiscal calendar which consists of two periods of four weeks and one period of five weeks in each fiscal quarter.

(2)         Represents shares of our common stock repurchased in open market transactions under a share repurchase program approved by our Board of Directors in May 2008.  A total of 4.0 million shares have been authorized for repurchase under this program and this program has no fixed expiration date.  As of October 3, 2015, we had purchased a total of 2,345,833 shares and 1,654,167 shares remained available for purchase under the program.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Bylaws of the Registrant, as adopted by the Board of Directors of the Registrant effective as of August 16, 2010 and amended on December 17, 2014 and August 18, 2015 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2015).

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

Dated: November 12, 2015	NEWPORT CORPORATION

	By:	/s/ Charles F. Cargile
Charles F. Cargile,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Bylaws of the Registrant, as adopted by the Board of Directors of the Registrant effective as of August 16, 2010 and amended on December 17, 2014 and August 18, 2015 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2015).

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