Form 10-K
period 2016-01-02
NEWPORT CORP
filed 2016-03-02
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of July 2, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $730.6 million, calculated based upon the closing price of the registrant’s common stock as reported by the NASDAQ Global Select Market on such date.

As of February 19, 2016, 38,627,839 shares of the registrant’s sole class of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information that is required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed by the registrant within 120 days of January 2, 2016.  Only those portions of any such definitive proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

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

We provide a wide range of photonics technology and products designed to enhance the performance and productivity of our customers’ precision applications, including:

•      lasers and laser technology, including solid-state lasers, ultrafast lasers and laser systems, tunable lasers and fiber lasers;

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

For more than fifty years, we have serviced the needs of research laboratories for precision equipment.  We have made a number of acquisitions, which have contributed to the expansion of our product offerings, technology base and geographic presence and have allowed us to evolve from a provider of discrete components and instruments primarily for research applications to a company that manufactures both components and integrated solutions for research and commercial applications.  Through our own product development and our acquisitions and integration of companies and businesses, including our most recent acquisitions discussed below, we have built a family of industry-leading product brands, including our ILX Lightwave®, New Focus™, Newport™, Ophir®, Optimet™, Oriel® Instruments, Richardson Gratings™, Spiricon®, and Spectra-Physics® brands.

Acquisitions and Divestitures

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

In September 2014, we acquired V-Gen, Ltd. and its subsidiary (V-Gen).  This acquisition has enhanced our fiber laser products and technology and has further expanded our reach into application areas such as precision micromachining, marking and LIDAR applications.

In February 2015, we acquired FEMTOLASERS Produktions GmbH and its subsidiary (FEMTOLASERS).  FEMTOLASERS is a leading developer and manufacturer of high-precision ultrafast laser systems used extensively in scientific and biomedical research applications.  This acquisition has expanded our offering of ultrafast laser products and added to our expertise in this important technology area.

In the third quarter of 2013, we determined that our advanced packaging systems business, which develops and manufactures automated packaging, die bonding, dispensing and laser-based systems used in the manufacture of solar panels and communications and electronics devices, no longer fit within our long-term strategy.  As such, we developed a plan to sell the business, and we completed the sale of this business in January 2014.

We will continue to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives.  Conversely, from time to time, we review our businesses to ensure that they are key to our strategic plans, and close or divest businesses that we determine are no longer of strategic importance.  See Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview) beginning on page 39, and Note 2 of the Notes to Consolidated Financial Statements beginning on page F-14, of this Annual Report on Form 10-K for additional information.

Recent Events

On February 22, 2016, we entered into an agreement and plan of merger (Merger Agreement) with MKS Instruments, Inc. (MKS) and its wholly owned subsidiary, PSI Equipment, Inc. (Merger Sub), pursuant to which Merger Sub will merge with and into Newport, with Newport surviving the merger as a wholly owned subsidiary of MKS (Merger), subject to the terms and conditions of the Merger Agreement.  Pursuant to the Merger Agreement, Newport is required to solicit stockholder approval of the Merger Agreement and to file a proxy statement relating to such solicitation with the Securities and Exchange Commission (SEC) within a specified time period.

If the Merger is consummated, (i) each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $23.00 in cash, without interest; (ii) each restricted stock unit that is outstanding immediately prior to the effective time of the Merger and as to which shares have not been fully distributed in connection with the closing of the Merger will be assumed by MKS and converted into a restricted stock unit of MKS having an equivalent value based on the consideration paid by MKS in connection with the Merger; and (iii) each stock appreciation right that is outstanding immediately prior to the effective time of the Merger will be assumed by MKS and converted into a stock appreciation right of MKS having an equivalent value based on the consideration paid by MKS in connection with the Merger, on the terms and subject to the conditions set forth in the Merger Agreement.  All assumed and converted restricted stock units and stock appreciation rights will continue to be subject to the same terms and conditions (including vesting schedule) as in effect immediately prior to the Merger.

The Company expects that the Merger will be completed during the second quarter of 2016, subject to the satisfaction of all closing conditions.  See Note 16 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-40 for more information.

Our Markets

We sell our products, subsystems and systems to original equipment manufacturer (OEM) and end-user customers in markets and for applications that are enabled or enhanced by the use of photonics technology, including primarily:

•      Scientific Research.  We are one of the world’s leading suppliers of lasers and other photonics products to scientific researchers.  For more than fifty years, we have worked closely with the scientific community to pioneer new applications and technologies.  Today, we continue to help researchers extend the frontiers of science in a variety of research areas, including spectroscopy, ultrafast phenomena, terahertz imaging, laser-induced fluorescence, chemical analysis, materials science, light detection and ranging (LIDAR) and nonlinear optics.

•      Microelectronics.  Photonics technology addresses a number of vital applications in the microelectronics market.  It is a key technology used in the manufacture of semiconductors, flat panel displays and printed circuit boards, enabling the increased functionality, shrinking device dimensions and increased component density needed for next-generation electronic products, including smartphones, tablet computers, e-readers, personal media players, digital cameras and connected devices related to the “internet of things”.  It is also a key technology deployed in the manufacture of light emitting diodes (LEDs) to help increase brightness and reduce manufacturing costs.  In addition, photonics technology enables the manufacture of solar panels with higher efficiency and at a lower cost per watt as that industry strives to make solar power more cost competitive.  Our products are used in several key applications in the microelectronics market, including semiconductor lithography, wafer inspection and metrology, reticle inspection, wafer dicing and scribing, wafer and component marking, glass processing, printed circuit board drilling and cutting, resistor trimming, flat panel display manufacturing, LED scribing, solar panel scribing and structuring, solar cell testing and characterization, and solar cell efficiency enhancement.

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

•      Defense and Security.  The drive for more technologically advanced weapons and surveillance techniques is producing increased investment in photonics-based technologies that can remotely, rapidly and non-invasively detect threats, improve intelligence gathering, provide secure communications systems and improve the performance of weapons and countermeasures.  In addition, innovative optical sensors are augmenting human vision on the battlefield, providing remote sensing, ranging and observation capabilities that offer high-resolution imaging and night vision.  Our optical components and lenses are used in a wide range of advanced applications in this market, including infrared observation systems, imaging systems for manned and unmanned aircraft, driver vision enhancement (DVE) systems and targeting systems.  Our photonics products are also used by aerospace and defense industry engineers to develop, assemble, test and calibrate equipment for applications including target recognition and acquisition, LIDAR, range finding, missile guidance, and advanced weapons development.

Our Operating Groups

We operate our business in three operating groups: our Photonics Group, our Lasers Group and our Optics Group, which are organized to support our primary product categories.

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

•  Optical wavemeters

•  Photonics test systems

•  Solar simulators

•  Solar cell test instruments

•  Spectrometers

•  Tunable external cavity diode lasers

•  Ultrafast laser pulse measurement systems

•  Analysis of optical power, energy profile and wavelength of laser beams

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

•  Vibration damping and isolation for electronic device test systems

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

•  Motion controllers and drivers

•  Motorized linear and rotation stages

•  Motorized actuators and optical mounts

•  Nano-positioning and nano-focusing stages

•  Piezo motor actuators and stages

•  Precision air-bearing motion systems

•  High-precision positioning for manufacturing, inspection, metrology and final test applications

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

•  Dental CAD/CAM scanning for computerized design and manufacturing of crowns, bridges and other dental restorations

•  High-precision three-dimensional non-contact measurements

•  In process inspection and testing in manufacturing processes

Lasers Group

Our Lasers Group offers a broad portfolio of laser technology products and services to OEM and end-user customers in all of our target end markets.  Our lasers and laser-based systems include ultrafast lasers and amplifiers, fiber lasers, diode-pumped solid-state lasers, high-energy pulsed lasers and tunable lasers.  In addition to providing a wide range of standard and configured laser products and accessories to our end-user customers, we also work closely with our OEM customers to develop laser and laser system designs optimized for their product and technology roadmaps.

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

•  Femtopower™ high-precision ultrafast amplifiers

•  Inspire™ femtosecond optical parametric oscillators (OPOs)

•  TOPAS Prime, Spirit-OPA™ and Spirit-NOPA™ automated ultrafast optical parametric amplifiers (OPAs)

•  HighQ-2™ and femtoTrain™ ultra compact femtosecond oscillators

•  Femtosource™ XL high-energy femtosecond oscillators

•      Rainbow™ and Rainbow™ 2 ultrafast Ti:Sapphire oscillators

•      Element™ ultrafast Ti:Sapphire oscillators

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

•  VGEN-QS infrared Q-switched fiber lasers

•  VGEN-G green fiber lasers

•  VGEN-SP and VGEN-ESP pulsed fiber lasers for LIDAR

•  VGEN-C and VGEN-T continuous wave (CW) fiber lasers

•  Ceramic processing

•  Diamond processing

•  Flat panel display manufacturing

•  Glass processing

•  Laser marking

•  Laser engraving

•  LED manufacturing

•  LIDAR remote sensing and mapping

•  Printed circuit board, flexible circuits, flip chips and high density interconnect manufacturing

•  Silicon wafer processing

•  Solar cell and panel manufacturing

Diode-Pumped Solid State Q-Switched Lasers

•  Talon® all-in-one lasers

•  Navigator™ lasers

•  HIPPO™ lasers

•  Pulseo® lasers

•  Explorer® compact lasers

•  Explorer One™ all-in-one compact lasers

•  Explorer XP all-in-one compact lasers

•  Ascend™ and Empower® high pulse energy lasers

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

•  Solar cell and panel manufacturing

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

The Optics Group also designs, develops and manufactures subsystems and subassemblies that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers.  With our expertise in the design, development and manufacture of these integrated solutions, we help our customers reduce time to market and enhance the performance of their equipment or products.  We have a business team comprised of technical and operations specialists, who collaborate across our business groups to develop and provide these integrated solutions to our customers.  We have used our capabilities in this area for customers in a number of industries and applications, most notably in microelectronics applications such as semiconductor equipment manufacturing, and in life and health sciences applications such as flow cytometry, DNA sequencing and bioimaging.

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

•  CO2 and fiber laser optics

•  Precision laser optics for infrared, visible and ultraviolet wavelengths

•  Replicated mirrors

•  Ruled and holographic diffraction gratings

•  Thin-film filters and coatings

•  Analytical instrumentation for industrial and life and health sciences applications

•  CO2 and fiber laser cutting, drilling and welding systems

•  Development and manufacturing of laser systems

•  Electro-optic sensors and imaging systems for defense and security applications

•  Environmental measuring and monitoring instrumentation

•  Food safety and quality assurance instrumentation

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

•  Light detection and ranging

•  Semiconductor mask patterning

•  Semiconductor lithography, wafer and reticle inspection and wafer processing

•  Thin-film measurement of semiconductor wafers

Financial information regarding our business segments and our operations by geographic area is included in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-37.  A discussion of our net sales by end market and geographic area is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) beginning on page 39.  We discuss certain risks associated with doing business internationally in “Risk Factors — We face significant risks from doing business internationally” on page 20.

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

We also actively market and sell our products in certain markets through independent sales representatives and distributors.  We have written agreements with substantially all of our representatives and distributors.  In some cases we have granted representatives and distributors exclusive authorization to sell certain of our products in a specific geographic area.  These agreements generally have terms of one year which automatically renew on an annual basis, and are generally terminable by either party for convenience following a specified notice period.  Most distributor agreements are structured to provide distributors with sales discounts below the list price.  Representatives are generally paid commissions for sales of products.  No single independent representative or distributor accounted for more than 5% of our net sales in 2015, 2014 or 2013.

We also market our standard products and custom capabilities through our comprehensive websites.  Our websites provide customers with access to the latest information regarding our products, technical/tutorial and application related materials, sales information and information request forms, and our Newport.com website also features an online store, giving customers the ability to purchase a majority of our standard products.  Our websites are widely used by our customers to review information about our technologies, products and services.  We also publish and distribute a variety of sales literature, product brochures and catalogs, which focus on specific products, applications and end markets.  The information contained on our websites shall not be deemed to be incorporated into this Annual Report on Form 10-K.

We operate a Technology and Applications Center (TAC) at our Irvine, California headquarters.  The TAC is staffed with experienced photonics researchers who develop innovative ways to utilize our lasers and other photonics products together in leading-edge research applications such as multiphoton microscopy, ultrafast spectroscopy and laser micro-fabrication.  The TAC produces application notes, kits and complete systems for these applications, publishes technical papers in scientific and technical journals, and provides our research and development teams with ideas for new products and product enhancements.  We also operate Industrial Laser Applications Laboratories at our facilities in Santa Clara, California; Rankweil, Austria; Wuxi, China; Stahnsdorf, Germany; Tel Aviv, Israel; and Anyang-si, South Korea, which provide support to our global sales and marketing team by conducting feasibility studies with prospective customers’ material processing applications using our lasers and photonics products.  These laboratories are staffed with experienced laser material processing engineers, and demonstrate the performance of our products and integrated solutions in a wide range of advanced industrial laser applications.  Our Industrial Laser Applications Laboratories also produce application notes, present technical papers at conferences, and publish articles in journals and trade magazines focused on laser material processing.  We believe that our TAC and our Industrial Laser Applications Laboratories reinforce our position as a technology leader in the photonics industry, and that they serve as important sales tools by performing actual experiments to demonstrate how our products will perform in our customers’ applications.

Research and Product Development

We continually seek to improve our technological leadership position through internal research, product development and licensing, and acquisitions of complementary technologies.  As of January 31, 2016, we had approximately 325 employees engaged in research and development.  We continually work to enhance our existing products and to develop and introduce innovative new products to satisfy the needs of our customers.  In addition, we regularly investigate new ways to combine components manufactured by our various operations to produce innovative technological solutions for the markets we serve.

Total research and development expenses were $58.5 million, or 9.7% of net sales, in 2015; $58.4 million, or 9.6% of net sales, in 2014; and $52.5 million, or 9.4% of net sales, in 2013.  Research and development expenses attributable to our Photonics Group were $23.0 million, or 9.2% of net sales by that group, in 2015; $24.3 million, or 9.9% of net sales by that group, in 2014; and $21.0 million, or 9.1% of net sales by that group, in 2013.  Research and development expenses attributable to our Lasers Group were $21.9 million, or 11.4% of net sales by that group, in 2015; $20.4 million, or 10.6% of net sales by that group, in 2014; and $17.8 million, or 10.7% of net sales by that group, in 2013.  Research and development expenses attributable to our Optics Group were $13.6 million, or 8.5% of net sales by that group, in 2015; $13.7 million, or 8.3% of net sales by that group, in 2014; and $13.7 million, or 8.4% of net sales by that group, in 2013.

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

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets, primarily scientific research, microelectronics (which is comprised primarily of semiconductor capital equipment customers), defense and security, life and health sciences, and industrial manufacturing and other commercial markets.  We believe that our customer diversification minimizes our dependence on any single industry or group of customers.  In 2015, 2014 and 2013 no single customer represented 10% or more of our consolidated net sales.  In certain of our end markets, particularly the microelectronics market, a limited number of customers account for a significant portion of our sales to those markets.  We believe that our relationships with these customers and our other key customers are good.  However, if our key customers discontinue or reduce their business with us, or suffer downturns in their businesses, it could have a significant negative impact on our financial results on a short-term basis.  If we lose business from key customers and we are unable to sufficiently expand our customer base to replace the lost business or to reduce our cost structure accordingly, it would have a long-term negative impact on our business, financial condition and results of operations.

Competition

The markets we serve are intensely competitive and characterized by rapidly changing technology.  A small number of competitors have strong positions in certain of these markets.  The products and systems developed and manufactured by each of our operating groups serve all of our targeted end markets.  The following table summarizes our primary competitors for our principal product categories:

Product Category	Primary Competitors
Diffraction Gratings	Headwall Photonics, Inc. Horiba, Ltd. (Horiba Jobin Yvon)	Dynasil Corporation (Optometrics) Spectrogon AB
Lasers	Coherent, Inc. IDEX Corporation (Melles Griot) IPG Photonics, Inc. Jenoptik AG Lumentum Operations LLC	Rofin-Sinar Technologies, Inc. Sacher Lasertechnik GmbH Toptica Photonics AG Trumpf Group
Laser Optics	II-VI Incorporated AMETEK, Inc. (Zygo Corporation) Corning Incorporated (Tropel) Edmund Optics, Inc. Excelitas Technologies (Qioptiq) IDEX Corporation (CVI Laser Optics)	Jenoptik AG Sigma Koki Co., Ltd. Sumitomo Electric Industries, Ltd. Thorlabs, Inc.
Light Sources and Spectroscopy Instrumentation	Abet Technologies, Inc. Horiba, Ltd. (Horiba Jobin Yvon) Halma plc (Ocean Optics) Oxford Instruments (Andor Technology) Photon Technology International, Inc.	Roper Industries (Princeton Instruments/Acton Research) Sciencetech, Inc. Solar Light Company, Inc. Spectral Products Thorlabs, Inc.
Optical Filters	II-VI Incorporated Chroma Technology Corp. Ferroperm Optics A/S IDEX Corporation (Semrock)	Materion Corporation (Barr Precision Optics) Omega Optical, Inc. Viavi Solutions, Inc.
Optical Hardware and Opto-Mechanical Subassemblies and Subsystems	AMETEK, Inc. (Zygo Corporation) Corning Incorporated (Tropel) Edmund Optics, Inc. IDEX Corporation (Melles Griot)	Jenoptik AG Excelitas Technologies (Qioptiq) Sigma Koki Co., Ltd. Thorlabs, Inc.
Optics for Thermal Imaging	II-VI Incorporated Corning Netoptix BAE Systems OASYS Danaher Corporation (Janos Technology) Excelitas Technologies (Qioptiq)	General Dynamics (Axsys) Raytheon ELCAN Optical Technologies Temek Optics, Ltd. Umicore
Photonics Instruments	CINOGY Technologies GmbH Coherent, Inc. DataRay Inc. Duma Optronics Ltd. Gentec Electro Optics, Inc. Halma plc (Labsphere) IDEX Corporation (Melles Griot)	Metrolux GmbH Picometrix, LLC PRIMES GmbH Sciencetech, Inc. Thorlabs, Inc. Yelo Limited

Product Category	Primary Competitors
Precision Positioning Devices, Systems and Subsystems	Aerotech Inc. Haag-Streit AB (Möller-Wedel) HIWIN Corporation Parker Hannifin Corporation PI miCos GmbH	Rockwell Automation, Inc. (Anorad) Schneeberger AG Sigma Koki Co., Ltd. Thorlabs, Inc.
Three-Dimensional Non-Contact Measurement Equipment	3M Company (ESPE) 3 Shape A/S Align Technology, Inc. (Cadent) Dental Wings, Inc. Faro Technologies, Inc. Institut Straumann AG	Keyence Corporation Micro-Epsilon Renishaw plc Sirona Dental Systems, Inc. STIL S.A.
Vibration Isolation Systems and Subsystems	AMETEK, Inc. (TMC) Herzan, LLC	Kinetic Systems, Inc. Thorlabs, Inc.

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

Intellectual Property and Proprietary Rights

Our success and competitiveness depends to an extent upon our ability to protect our proprietary technology.  We protect our technology by controlling access to our proprietary information and by maintaining confidentiality agreements with our employees, consultants, customers and suppliers, and, in some cases, through the use of patents, trademark registrations and licenses.  We currently maintain approximately 380 patents worldwide, and we have approximately 140 additional patent applications pending.  These patents and patent applications cover various aspects of products in many of our key product categories, particularly our laser products.  We also have trademarks registered worldwide.  We will continue to actively pursue applications for new patents and trademarks as we deem appropriate.

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

Manufacturing

We manufacture instruments, components, subassemblies and systems at U.S. facilities located in Irvine and Santa Clara, California; Bozeman, Montana; and North Logan, Utah; and at facilities in Wuxi, China; Beaune-la Rolande, France; Brigueuil, France; and Jerusalem, Israel.  We manufacture lasers and laser systems at our facilities in Santa Clara, California; Rankweil, Austria; Vienna, Austria; Stahnsdorf, Germany; and Tel Aviv, Israel.  We manufacture optical components in Irvine, California; Franklin, Massachusetts; Rochester, New York; Jerusalem, Israel; and Bucharest, Romania.  In addition, we subcontract all or a portion of the manufacture of various products and components, such as laser power supplies, optics, optical meters and certain lower-complexity laser systems, to a number of third-party subcontractors and contract manufacturers located worldwide.

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

Backlog

Our consolidated backlog of orders totaled $206.6 million at January 2, 2016, and $240.4 million at January 3, 2015.  As of January 2, 2016, $162.9 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2016.  Orders for many of the products we sell to OEM customers, which comprise a significant portion of our sales, are often subject to rescheduling without penalty or cancellation without penalty other than reimbursement of certain labor and material costs.  In addition, because we manufacture a significant portion of our standard catalog products for inventory, we often make shipments of these products upon or within a short time period following receipt of an order.  As a result, our backlog of orders at any particular date may not be an accurate indicator of our sales for succeeding periods.

Employees

As of January 31, 2016, we had approximately 2,480 employees worldwide.  We believe that our relationships with our employees are good.

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

Certain portions of the soil at Spectra-Physics’ former facility located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigation, monitoring and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination, or if more rigorous standards for environmental contamination are enacted or approved.  In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any material claims at this time, such claims could be made against us in the future.  We have certain ongoing costs related to investigation, monitoring and remediation of the site that have been fairly consistent and not material in the recent past.  However, our ultimate costs of investigation, monitoring, remediation and other potential liability are difficult to predict.  If significant costs or other liabilities relating to this site arise in the future, our business, financial condition and results of operations could be adversely affected.

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

Availability of Reports

We make available free of charge on our web site at www.newport.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary at 1791 Deere Avenue, Irvine, California 92606.  All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov.  In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549.  Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

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

The proposed acquisition by MKS Instruments, Inc. (MKS) may disrupt our business and, if this transaction is not completed, our stock price may decline, we will have incurred significant expenses, and we may need to pay a termination fee to MKS in certain circumstances.

On February 22, 2016, we entered into an agreement and plan of merger (Merger Agreement) with MKS and its wholly owned subsidiary, PSI Equipment, Inc. (Merger Sub), pursuant to which Merger Sub will merge with and into Newport, with Newport surviving the merger as a wholly owned subsidiary of MKS (the Merger), subject to the terms and conditions of the Merger Agreement.  The Merger, whether or not consummated, may result in a loss of key personnel of Newport and may disrupt our sales and marketing or other key business activities, including our relationships with customers, suppliers and other third parties, which may have an adverse impact on our financial performance.  The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and places certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategy and attain our financial objectives.  Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, which we must pay regardless of whether the Merger is completed.

The obligations of the parties to complete the Merger are subject to customary closing conditions, including the adoption and approval of the Merger Agreement by an affirmative vote of the holders of at least a majority of the outstanding shares of our common stock, the receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and certain foreign antitrust approvals, and other customary closing conditions.  These conditions are described in more detail in the Merger Agreement, which has been filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2016.  There is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected.  If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.

Under certain circumstances, if the Merger Agreement is terminated and the Merger is not completed, we may be required to pay MKS a termination fee of $32.6 million, which would have a material adverse effect on our results of operations.

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

Further, we often recognize a substantial portion of our sales in the last month of each fiscal quarter.  Thus, variations in timing of sales, particularly for our higher-priced, higher-margin products, can cause significant fluctuations in our quarterly sales, gross margin and profitability.  Orders expected to ship in one period could shift to another period due to changes in the timing of our customers’ purchase decisions, rescheduled delivery dates requested by our customers, manufacturing capacity constraints or logistics delays.  Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to capacity constraints or unexpected delays in manufacturing, testing, shipping or product acceptance.  Also, we base our manufacturing plans on our forecasted product mix for the quarter.  If the actual product mix varies significantly from our forecast, we may not be able to fill some orders during that quarter, which would result in delays in the shipment of our products and could shift sales to a subsequent period.  In addition, our expenses for any given quarter are typically based on expected sales, and if sales are below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our limited ability to adjust spending quickly to compensate for the shortfall.

Due to these and other factors, we believe that quarter-to-quarter and year-to-year comparisons of our results of operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.  In any period, our results may be below the expectations of securities analysts and investors, which would likely cause the trading price of our common stock to decline significantly.

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

Further, we are dependent upon the European market as a significant revenue source.  In the event the economies of European Union countries decline as a result of turmoil in the European financial markets over the uncertain repayment of debt obligations by various European Union members, or for any other reason, this decline could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to risks inherent in conducting business globally.  For the years ended January 2, 2016, January 3, 2015, and December 28, 2013, our international revenues accounted for approximately 61.6%, 61.9% and 61.0%, respectively, of total net sales, with a substantial portion of such sales originating in Europe, Japan and China.  We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase.  Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Austria, China, France, Germany, Israel, Japan and Romania.  Our international operations expose us to various risks, which include:

•                  adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•                  challenges of administering our diverse business and product lines globally;

•                 the actions of government regulatory authorities, including embargoes, import and export restrictions, tariffs, currency controls, trade restrictions and trade barriers, license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, import and export of our products, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

•                  greater risk of violations of applicable U.S. and international anti-corruption laws by our employees, sales representatives, distributors or other agents;

•                  longer accounts receivable collection periods;

•                  overlapping, differing or more burdensome tax structures;

•                  adverse currency exchange rate fluctuations;

•                  reduced or inconsistent protection of intellectual property;

•                  shipping and other logistics complications;

•                  more complex and burdensome labor laws and practices in countries where we have employees;

•                  cultural and management style differences;

•                  preference for locally-produced products;

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

Our sales to the microelectronics market (which is comprised primarily of semiconductor capital equipment customers) constituted 24.9%, 25.4% and 23.4% of our consolidated net sales for the years 2015, 2014 and 2013, respectively.  We rely on a limited number of customers for a significant portion of our sales to this market.  Our top five customers in this market comprised approximately 58.6%, 60.7% and 55.5% of our sales to this market for the years 2015, 2014 and 2013, respectively, with two customers making up a substantial portion of such percentage in each of these years.  No single customer in this market comprised 10% or more of our consolidated net sales in 2015, 2014 or 2013.  If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations would be harmed significantly.  In addition, because a relatively small number of companies dominate the semiconductor equipment portion of this market, and because those companies rarely change vendors in the middle of a product’s life cycle, it may be particularly difficult for us to replace these customers if we lose their business.

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

Further, if we were unable to repay outstanding indebtedness following an event of default, then in addition to other available rights and remedies, the lenders could initiate foreclosure proceedings on substantially all of our assets.  Any such foreclosure proceedings or other rights and remedies successfully implemented by the lenders in an event of default would have a material adverse effect on our business, financial condition and results of operations.

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

As part of our ongoing cost-reduction efforts, we continue to relocate the manufacture of certain of our existing product lines and subassemblies to, and initiate the manufacture of certain new products in, our facilities in Wuxi, China, Jerusalem, Israel and Bucharest, Romania and selected contract manufacturers in Asia.  We also recently completed the relocation of the manufacture of certain infrared optics and lens assemblies from our facility in North Andover, Massachusetts to our facility in Irvine, California.  If we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business, financial condition and results of operations could be harmed.

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

Our products and technology are subject to international export regulations in the various countries where they are manufactured or developed.  For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce, State and Treasury.  Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel and Romania.  In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad.  For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s

Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user.  Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license.  The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel.  Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them.  Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations.  Compliance with export regulations may also subject us to additional fees and costs.  The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position.  In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be harmed.

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

•                  diversion of development and engineering resources; and/or

•                  legal action by our customers.

The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

Our products are subject to potential product liability claims which, if successful, could have a material adverse effect on our business, financial condition and results of operations.

Many of our products may be hazardous if not operated properly or if defective.  In addition, some of our products, such as certain ultrafast lasers, are used in medical applications where malfunctions could result in serious injury.  We are exposed to significant risks for product liability claims if death, personal injury or property damage results from the use of our products.  We may experience material product liability losses in the future.  We currently maintain insurance against product liability claims.  However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products.  A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our business, financial condition and results of operations.

We are required to evaluate our internal control over financial reporting each year, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to rules and regulations promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management each year on our internal control over financial reporting.  This report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  This report must also contain a statement that our auditors have issued a report on such internal controls.  Management’s assessment of internal control over financial reporting requires management to make subjective judgments, some of which are in areas that may be open to interpretation.  As such, our auditors may not agree with our management’s assessments.

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

Certain portions of the soil at Spectra-Physics’ former facility located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board.  Spectra-Physics, which we acquired in 2004 and merged into Newport in 2007, along with several other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s.  Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact.  The site is mature, and investigations, monitoring and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years.  However, we may be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site has generated additional environmental contamination, or if more rigorous standards for environmental contamination are enacted or approved.  In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site.  While we are not aware of any material claims at this time, such claims could be made against us in the future.  We have certain ongoing costs related to investigation, monitoring and remediation of the site that have been fairly consistent and not material in the recent past.  However, our ultimate costs of remediation and other potential liabilities are difficult to predict.  If significant costs or other liability relating to this site arise in the future, our business, financial condition and results of operations could be adversely affected.

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

In connection with our daily business transactions, we store data about our business, including certain customer and employee data, on our global information technology systems. While our systems are designed with security measures to prevent unauthorized access, third parties may gain unauthorized access to our systems.  This unauthorized access could take the form of intentional misconduct by computer hackers, employee error, employee malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information, in order to gain access to our information technology system for the purpose of sabotage, or to access our data, including our and our customers’ intellectual property and other confidential business and employee information.  Because the techniques used to obtain unauthorized access to information technology systems evolve frequently and generally are not recognized until successful, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disruption to our business, misappropriation or loss of data, loss of confidence in us by our customers, damage to our reputation, legal liability and a negative impact on our business and results of operations.

Regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

In August 2012, the SEC adopted a rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies.  The rule requires companies to verify and disclose whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country.  To comply with this rule, we are required to conduct a reasonable country of origin inquiry each year and, depending on the results of that inquiry, we may be required to exercise due diligence on the source and chain of custody of conflict minerals contained in our products.  Such due diligence must conform to a nationally or internationally recognized due diligence framework.  We are required to file a disclosure report with the SEC in May of each year relating to the preceding calendar year.  In addition, in the future, to the extent that we are required to exercise due diligence on the source and chain of custody of conflict minerals, we may be required to obtain an independent private sector audit of our disclosure report and underlying due diligence measures.

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

If we are unable to sufficiently verify the origin of the minerals used in our products through the due diligence measures that we implement, or if, when required, we are unable to obtain an audit report each year that concludes that our due diligence measures are in conformity with the criteria set forth in the relevant due diligence framework, our reputation could be harmed.  In addition, we may not be able to satisfy customers who require that our products be certified as “conflict-free,” which could place us at a competitive disadvantage.

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

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 1791 Deere Avenue, Irvine, California 92606.  We lease this facility under a lease expiring in February 2022.  Our primary operations for each of our operating groups are located in the following facilities:

Operating Group	Primary Facility Locations	Approximate Facility Size
Photonics	Irvine, California Bozeman, Montana North Logan, Utah Santa Clara, California Beaune-la Rolande, France Jerusalem, Israel Brigueuil, France Wuxi, China	148,000 square feet 21,000 square feet 18,000 square feet 13,000 square feet 86,000 square feet 45,000 square feet 44,000 square feet 30,000 square feet
Lasers	Santa Clara, California Rankweil, Austria Vienna, Austria Stahnsdorf, Germany Tel Aviv, Israel	126,000 square feet 29,000 square feet 17,000 square feet 12,000 square feet 11,000 square feet
Optics	Irvine, California Rochester, New York Franklin, Massachusetts Jerusalem, Israel Bucharest, Romania Wuxi, China	85,000 square feet 58,000 square feet 56,000 square feet 36,000 square feet 30,000 square feet 12,000 square feet

Certain of the facilities shown in the table above are shared by our operating groups and corporate functions.  We own portions of our Rochester, New York and Jerusalem, Israel facilities, and we own our Beaune-la Rolande and Brigueuil, France facilities.  We lease all of our other primary manufacturing facilities, as well as a number of other facilities worldwide for administration, sales and/or service, under leases with expiration dates ranging from 2016 to 2026.  We believe that our facilities are adequate for our current needs and that, if required, we will be able to extend or renew our leases, or locate suitable substitute space, on commercially reasonable terms as our leases expire.  We also believe that suitable additional space will be available on commercially reasonable terms in the future to accommodate expansion of our operations.

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

PART II

ITEM 5.                   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol NEWP.  As of February 19, 2016, we had 739 common stockholders of record based upon the records of our transfer agent, which do not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.  The following table reflects the high and low sales prices of our common stock for each quarterly period during the last two fiscal years:

Quarter Ended	High	Low
January 2, 2016	$17.08	$13.40
October 3, 2015	18.88	13.23
July 4, 2015	20.85	18.14
April 4, 2015	20.48	17.54
January 3, 2015	19.65	16.06
September 27, 2014	19.39	16.93
June 28, 2014	21.51	17.39
March 29, 2014	21.80	17.10

Dividends

We did not declare any dividends on our common stock during 2015 or 2014.  We do not have any present plans to pay cash dividends in the foreseeable future; however, our Board of Directors will periodically review this issue in the future based on our financial position, operating results, cash needs and investment opportunities, as well as any changes in the tax treatment of dividends.  The terms of the senior secured credit facility that we entered into in July 2013 permit us to pay dividends during the term of such facility, subject to certain conditions and limitations.

Purchases of Equity Securities

We made no purchases of our equity securities during the fourth quarter of the year ended January 2, 2016.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on $100 invested in our common stock for the five years ended January 2, 2016, with the cumulative total return on $100 invested in each of (i) the Nasdaq Market Index, and (ii) our peer group.  The graph assumes all investments were made at market value on January 1, 2011 and the reinvestment of all dividends.

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

	For the Year Ended (1)
	January 2,	January 3,	December 28,	December 29,	December 31,
(In thousands, except per share data and percentages)	2016	2015	2013	2012	2011
	(2)	(3)		(4)	(5)

Net sales	$602,691	$605,150	$560,054	$595,346	$545,054
Cost of sales	340,171	334,394	322,341	334,758	305,325
Gross profit	262,520	270,756	237,713	260,588	239,729

Selling, general and administrative expense	155,531	158,646	149,183	159,347	140,636
Research and development expense	58,512	58,432	52,524	52,714	45,270
Loss (gain) on sale or other disposal of assets, net (6)	1,088	1,913	4,725	(166)	—
Impairment charges (7)	—	—	—	130,853	—
Operating income (loss)	47,389	51,765	31,281	(82,160)	53,823

Recovery of note receivable and other amounts related to previously discontinued operations, net (8)	—	—	—	—	619
Foreign currency translation gain from dissolution of subsidiary (9)	—	—	—	—	7,198
Gain on sale of investments (10)	—	—	—	6,248	—
Loss on extinguishment of debt (11)	—	—	(3,355)	—	(582)
Interest expense	(2,314)	(2,358)	(5,464)	(8,183)	(10,598)
Other (expense) income, net	(2,009)	(1,727)	(1,026)	(376)	48
Income (loss) before income taxes	43,066	47,680	21,436	(84,471)	50,508
Income tax provision (benefit) (12)	11,945	12,510	5,698	5,479	(29,154)
Net income (loss)	31,121	35,170	15,738	(89,950)	79,662
Net income (loss) attributable to non-controlling interest	—	112	137	(527)	(46)
Net income (loss) attributable to Newport Corporation	$31,121	$35,058	$15,601	$(89,423)	$79,708

Net income (loss) per share attributable to Newport Corporation:
Basic	$0.79	$0.88	$0.40	$(2.35)	$2.13
Diluted	$0.78	$0.87	$0.39	$(2.35)	$2.06

Shares used in computation of income (loss) per share:
Basic	39,221	39,750	39,010	38,133	37,407
Diluted	39,830	40,528	39,558	38,133	38,673

Percentage of net sales:
Gross profit	43.6%	44.7%	42.4%	43.8%	44.0%
Selling, general and administrative expenses	25.8%	26.2%	26.6%	26.8%	25.8%
Research and development expense	9.7%	9.6%	9.4%	8.8%	8.3%
Operating income (loss)	7.9%	8.6%	5.6%	(13.8)%	9.9%
Net income (loss)	5.2%	5.8%	2.8%	(15.1)%	14.6%
Net income (loss) attributable to Newport Corporation	5.2%	5.8%	2.8%	(15.0)%	14.6%

	As of or for the Year Ended
	January 2,	January 3,	December 28,	December 29,	December 31,
(In thousands, except employment figures and per share data)	2016	2015	2013	2012	2011

BALANCE SHEET INFORMATION:
Cash and cash equivalents, restricted cash and marketable securities	$42,399	$48,644	$64,234	$100,372	$72,855
Working capital	$182,408	$191,654	$198,280	$209,842	$178,598
Total assets	$576,643	$579,927	$565,229	$620,961	$764,069
Short-term borrowings	$3,121	$3,772	$4,861	$32,985	$45,149
Long-term borrowings (includes borrowings under capital leases)	$74,268	$71,037	$84,263	$151,564	$179,008
Stockholders’ equity of Newport Corporation	$367,513	$356,704	$326,968	$289,432	$370,258

MISCELLANEOUS STATISTICS:
Common shares outstanding at year end	38,626	39,604	39,394	38,402	37,634
Average worldwide employment	2,523	2,498	2,441	2,468	2,116
Sales per employee	$239	$242	$229	$241	$258
Total stockholders’ equity per diluted share	$9.23	$8.80	$8.27	$7.59	$9.57

(1)                     We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2015 (referred to herein as 2015) ended on January 2, 2016, fiscal year 2014 (referred to herein as 2014) ended on January 3, 2015, fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013, fiscal year 2012 (referred to herein as 2012) ended on December 29, 2012 and fiscal year 2011 (referred to herein as 2011) ended on December 31, 2011.  Fiscal year 2014 consisted of 53 weeks.  All other fiscal years presented consisted of 52 weeks.

(2)                     On February 11, 2015 we acquired all of the outstanding capital stock of FEMTOLASERS Produktions GmbH for an aggregate purchase price of €7.2 million (approximately $8.2 million).  Our results of operations for 2015 included the results of operations of this business from the closing date of the acquisition.

(3)                     On September 29, 2014, we acquired all of the outstanding capital stock of V-Gen Ltd. for an aggregate purchase price of $36.4 million.  Our results of operations for 2014 included the results of operations of this business from the closing date of the acquisition.

(4)                     On January 13, 2012, we acquired all of the outstanding capital stock of ILX Lightwave Corporation for an aggregate purchase price of $9.0 million, and on October 10, 2012, we acquired substantially all of the assets of Advanced Vibration Technologies, Inc. (a corporation doing business under the trade name of Vistek) for an aggregate purchase price of $2.5 million.  Our results of operations for 2012 included the results of operations of these businesses from the respective closing dates of the acquisitions.

(5)                     On July 29, 2011, we acquired all of the capital stock of High Q Technologies GmbH for an aggregate purchase price of $18.5 million, and on October 4, 2011, we acquired all of the outstanding capital stock of Ophir Optronics Ltd. for an aggregate purchase price of $242.3 million.  Our results of operations for 2011 included the results of operations of these businesses from the respective closing dates of the acquisitions.

(6)                     During the first quarter of 2015, we entered into a plan to transfer the operations of our North Andover, Massachusetts facility to certain of our other facilities and to shut down manufacturing operations at that facility.  In connection with this plan, we determined that the carrying value of leasehold improvements for the facility was not recoverable and recorded a loss of $1.1 million.  During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business, and we completed the sale of this business in January 2014 for a price of $6.0 million.  In 2013, we wrote down the assets of this business, which were considered held for sale, to their net realizable value, resulting in a loss of $4.7 million.  In 2014, we recorded a gain of $0.4 million to reduce the loss on the sale to $4.3 million, based on the final terms of the transaction and the net assets of the business on the closing date.  See further discussion in Note 2 of the Notes to Consolidated Financial Statements regarding the sale of this business.  Also during 2014, we determined that we will no longer utilize certain software applications for which we had capitalized the application development costs, and we recognized a loss of $2.3 million associated with the disposal of such assets.  In 2012, we recognized a gain of $0.2 million related to an earn-out associated the sale of our Hilger Crystals Limited subsidiary in 2010.

(7)                     In 2012, we determined that goodwill and other assets related to our former Ophir Division were impaired and recorded impairment charges of $130.9 million.  Of these charges, $67.8 million related to goodwill, $62.6 million related to other acquired intangible assets and $0.5 million related to fixed assets.

(8)                     In 2005, we sold our robotic systems operations to Kensington Laboratories LLC (Kensington) for $0.5 million in cash and a note receivable of $5.7 million, after adjustments provided for in the purchase agreement, and subleased the facility relating to such operations to Kensington.  In 2008, due to uncertainty regarding collectability of such note receivable and amounts owed under the sublease, we wrote off such note receivable and other amounts owed in full.  In 2011, we recognized $0.6 million as a recovery of amounts due from Kensington, net of certain costs.

(9)                     In 2001, we established a financing structure through which we loaned our French subsidiary €16.6 million.  In 2011, such financing structure was dissolved and, as a result, $7.2 million that had previously been included in other comprehensive income was recognized as a foreign currency translation gain.

(10)              We hold equity interests in privately-held corporations, which are accounted for using the cost method.  During previous years, we reduced the carrying value of these investments to zero due to the corporations’ poor financial condition.  In 2012, one of these corporations was acquired in a merger transaction and we received $5.3 million for our interest as a result of the acquisition, and another of these corporations redeemed its shares from us for $1.0 million.

(11)              In 2013, we terminated the credit agreement that we had entered into in October 2011 and repaid all amounts outstanding under the associated term loan.  In connection with terminating this agreement, we recorded a loss on extinguishment of debt of $3.4 million to write off the remaining deferred debt issuance costs associated with this agreement.  In 2011, we extinguished $114.4 million of the convertible subordinated notes that we had issued in February 2007 for $115.0 million.  After allocating $1.5 million of the extinguished amount to the equity component of the notes, we recorded a loss of $0.1 million on extinguishment of the debt, net of unamortized fees and debt discount.  In addition, in 2011, our Ophir Optronics Ltd. subsidiary extinguished $9.1 million of its publicly traded bonds at a price equal to 105.76% of the principal amount of the bonds, or $9.6 million, resulting in a loss of $0.5 million.

(12)              We have previously established a valuation allowance against our deferred tax assets due to uncertainty as to the timing and ultimate realization of those assets.  In 2011, we reduced such valuation allowance by $41.7 million, due primarily to achieving a cumulative three-year net income position in the United States and expected future profitability.  See further discussion in Note 10 of the Notes to Consolidated Financial Statements regarding our valuation allowance.

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

On February 22, 2016, we entered into an agreement and plan of merger (Merger Agreement) with MKS Instruments, Inc. (MKS) and its wholly owned subsidiary, PSI Equipment, Inc. (Merger Sub), pursuant to which Merger Sub will merge with and into Newport, with Newport surviving the merger as a wholly owned subsidiary of MKS, subject to the terms and conditions of the Merger Agreement, as discussed in more detail under the heading “Recent Events” beginning on page 2 and in Note 16 to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K beginning on page F-40.

The following is a discussion and analysis of certain factors that have affected our results of operations and financial condition during the periods included in the accompanying consolidated financial statements.

Acquisitions and Divestitures

Acquisition of FEMTOLASERS

On February 11, 2015, we acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  We have estimated a net asset adjustment of €1.9 million, resulting in a purchase price of €7.2 million (approximately $8.2 million).  Of the initial purchase price, €2.3 million was deposited at closing into escrow until 30 months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the statements of income and comprehensive income.  FEMTOLASERS has expanded our offering of ultrafast laser products and enhanced our technology base in this area.  The results of FEMTOLASERS following the acquisition date are included in the results of our Lasers Group in the accompanying financial statements.

Immediately following the closing of the acquisition, we repaid €3.6 million (approximately $4.0 million) of FEMTOLASERS’ outstanding loans that were assumed as part of the acquisition.

Acquisition of V-Gen

On September 29, 2014, we acquired all of the capital stock of V-Gen, Ltd. (V-Gen). The purchase price was $36.4 million, of which $35.6 million was allocated to the purchase price and $0.8 million was allocated to the fair value of unearned compensation related to unvested stock options. The purchase price was paid in cash and consisted of an initial purchase price of $34.0 million, plus an adjustment of $2.4 million based on a calculation of V-Gen’s net working capital and cash balances at the closing date. We incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the accompanying statements of income and comprehensive income.  V-Gen has expanded our fiber laser products and our technology in this area.  The results of V-Gen are included in the results of our Lasers Group in the accompanying financial statements.

Divestiture of Advanced Packaging Systems Business

During the third quarter of 2013, we developed a plan to sell our advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, we considered the assets and liabilities of this business as held for sale as of December 28, 2013.  We completed the sale of this business in January 2014 for $5.7 million, consisting of an initial sales price of $6.0 million, less an adjustment of $0.3 million based on the net assets of the business at closing.  The initial sales price consisted of $5.35 million in cash and an unsecured note receivable of $0.65 million, and the net asset adjustment was repaid to the purchaser in cash.  We incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the accompanying statements of income and comprehensive income.

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

Fiscal Year End

We use a 52/53-week accounting fiscal year.  Our fiscal year ends on the Saturday closest to December 31, and our fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2015 (referred to herein as 2015) ended on January 2, 2016, fiscal year 2014 (referred to herein as 2014) ended on January 3, 2015 and fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013.  Fiscal year 2014 consisted of 53 weeks and fiscal years 2015 and 2013 consisted of 52 weeks.

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

Revenue Recognition

We recognize revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.  Title to and risk of loss of products generally pass to the customer upon delivery (either at point of shipment or destination depending on the contractual delivery terms), but in certain cases pass upon acceptance.  Under Accounting Standards Codification (ASC) 605-25, Revenue Recognition — Multiple Elements, we recognize revenue and related costs for arrangements with multiple deliverables as each element is delivered or completed based upon the lesser of its relative selling price, determined based upon the price that would be charged on a standalone basis, or the amount contractually due upon delivery of each element.  If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation.  Some services, such as installation, are not often sold by us or our competitors on a stand-alone basis.  Therefore, we calculate the estimated selling price based on specific facts and circumstances for each service.  For example, the relative selling price for installation is determined by estimating the installation hours for a particular product, using historical experience, multiplied by the standard service billing rate.  Under ASC 605-20, Revenue Recognition — Services, revenue for separately priced extended warranties and product maintenance contracts are excluded from the scope of ASC 605-25 and the selling price (without regard to the allocation methodology under ASC 605-25) is recognized over the related contract periods.  Revenue for programs involving design and development services and delivery of product prototypes and/or other deliverables is recognized upon the completion of specified milestones, or over the term of the program based upon the percentage of completion of the program (using the cost-to-cost method), depending on the terms of the associated contract.  Certain sales to international customers are made through third-party distributors and revenue is recognized upon the sale to the distributor.  A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.  Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expense.  Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

We determine our reporting units by identifying those operating segments, and those product and/or business groups one level below the operating segment level (also known as components), for which discrete financial information is available and regularly reviewed by the management of that unit.  Based on the guidance under ASC 350, we have aggregated components with similar economic characteristics, such as similar product offerings and shared operations and resources, resulting in three reporting units, which are the same as our operating segments.  For any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, based on which reporting unit is expected to benefit from the acquisition.

Fair value of each of our reporting units is determined using a combination of a comparative company analysis and a discounted cash flow analysis.  The comparative company analysis establishes fair value by applying market multiples to our revenue and earnings before interest, income taxes, depreciation and amortization.  Such multiples are determined by comparing our reporting units with other publicly traded companies within the respective industries that have similar economic characteristics.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of each reporting unit.  The present value of estimated discounted future cash flows is determined using our estimates of revenue and costs for the reporting units, using a combination of historical results, industry data and competitor data, as well as appropriate discount rates.  The discount rate is determined using a weighted-average cost of capital that incorporates market participant data and a risk premium applicable to each reporting unit.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes.  We are subject to income taxes in the United States and numerous international jurisdictions.  Significant judgments and estimates are required in determining our consolidated income tax expense.

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

A substantial portion of our restricted stock unit awards vest based upon the achievement of one or more financial performance thresholds established by the Compensation Committee of our Board of Directors.  Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if such performance thresholds are met, the awards vest in equal one-third (1/3) annual installments.  Until we have determined that performance thresholds have been met, the amount of expense that we record relating to performance-based awards is estimated based on the likelihood of achieving the performance thresholds.  Estimating the likelihood of achievement of performance thresholds requires significant judgment, as such estimates are based on forecasted results of operations.  We also make certain judgments regarding expected forfeitures of all stock-based awards, which may vary significantly from actual forfeitures.  If our actual results of operations or forfeitures differ from our estimates, we may need to increase or decrease the compensation expense related to stock-based awards, which could significantly impact the amount of stock-based compensation expense recorded in a given period.

The fair value of stock-based awards, adjusted for estimated forfeitures (and adjusted for estimated or actual achievement of performance thresholds in the case of awards having performance-based vesting conditions), is amortized using the straight-line attribution method over the requisite service period of the award, which is generally the vesting period.

Results of Operations for the Years Ended January 2, 2016, January 3, 2015 and December 28, 2013

The following table represents our results of operations for the periods indicated as a percentage of net sales:

	Percentage of Net Sales
	For the Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	56.4	55.3	57.6
Gross profit	43.6	44.7	42.4

Selling, general and administrative expense	25.8	26.2	26.6
Research and development expense	9.7	9.6	9.4
Loss on sale or other disposal of assets, net	0.2	0.3	0.8
Operating income	7.9	8.6	5.6

Loss on extinguishment of debt	—	—	(0.6)
Interest expense	(0.4)	(0.4)	(1.0)
Other expense, net	(0.3)	(0.3)	(0.2)
Income before income taxes	7.2	7.9	3.8

Income tax provision	2.0	2.1	1.0
Net income	5.2	5.8	2.8
Net income attributable to non-controlling interest	—	0.0	0.0
Net income attributable to Newport Corporation	5.2%	5.8%	2.8%

Net Sales

Each of our operating groups sells products to customers in a wide range of industries, which we categorize into five key end markets: scientific research market; defense and security markets; microelectronics market; life and health sciences market; and industrial manufacturing and other end markets.  The tables below reflect our net sales for 2015, 2014 and 2013, by operating group and by key end market.

Sales by Operating Group

	Year Ended			Percentage
	January 2,	January 3,	Increase	Increase
(In thousands)	2016	2015	(Decrease)	(Decrease)
Photonics Group	$249,277	$245,710	$3,567	1.5%
Lasers Group	192,832	193,032	(200)	(0.1)
Optics Group	160,582	166,408	(5,826)	(3.5)
Total sales	$602,691	$605,150	$(2,459)	(0.4)%

	Year Ended
	January 3,	December 28,		Percentage
(In thousands)	2015	2013	Increase	Increase
Photonics Group	$245,710	$230,303	$15,407	6.7%
Lasers Group	193,032	165,788	27,244	16.4
Optics Group	166,408	163,963	2,445	1.5
Total sales	$605,150	$560,054	$45,096	8.1%

Sales by End Market

	Year Ended			Percentage
	January 2,	January 3,	Increase	Increase
(In thousands, except percentages)	2016	2015	(Decrease)	(Decrease)
Scientific research	$144,426	$129,433	$14,993	11.6%
Microelectronics	150,157	153,547	(3,390)	(2.2)
Life and health sciences	116,526	131,819	(15,293)	(11.6)
Defense and security	58,752	53,471	5,281	9.9
Industrial manufacturing and other	132,830	136,880	(4,050)	(3.0)
Total sales	$602,691	$605,150	$(2,459)	(0.4)%

	Year Ended			Percentage
	January 3,	December 28,	Increase	Increase
(In thousands, except percentages)	2015	2013	(Decrease)	(Decrease)
Scientific research	$129,433	$123,105	$6,328	5.1%
Microelectronics	153,547	131,076	22,471	17.1
Life and health sciences	131,819	124,515	7,304	5.9
Defense and security	53,471	58,620	(5,149)	(8.8)
Industrial manufacturing and other	136,880	122,738	14,142	11.5
Total sales	$605,150	$560,054	$45,096	8.1%

Our sales in 2015 were negatively impacted by the stronger U.S. dollar compared with 2014, which resulted in the translation of foreign currency denominated sales into fewer U.S. dollars.  Our sales in 2015 were positively impacted compared with 2014 by our acquisition of V-Gen, which we completed in the fourth quarter of 2014, and by our acquisition of FEMTOLASERS, which we completed in the first quarter of 2015.  The aggregate sales of these acquired businesses, which are included in our Lasers Group, were $14.5 million in 2015 and $3.0 million in 2014.

The increases in our total net sales and in net sales by our Optics Group in 2014 compared with 2013 were offset in part by a reduction in sales resulting from the divestiture of our advanced packaging systems business, which was completed in January 2014.  The advanced packaging systems business contributed $13.0 million in sales in 2013, compared with only $0.1 million in sales in 2014.

The increase in net sales to our scientific research market in 2015 compared with 2014 was due primarily to increased demand for products sold by our Lasers Group for research applications, and to our acquisition of FEMTOLASERS, which contributed net sales to this market of $7.1 million for 2015 and for which there were no corresponding sales in 2014.  The increase in net sales to our scientific research market in 2014 compared with 2013 was due primarily to an improvement in overall market conditions during 2014, compared with the depressed sales levels in 2013.  Generally, our net sales to this market by each of our operating groups may fluctuate from period to period due to changes in overall research spending levels and the timing of large sales relating to major research programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decrease in net sales to our microelectronics market in 2015 compared with 2014 was due primarily to lower sales by both our Lasers and Optics Groups to semiconductor equipment manufacturing customers, as well as large sales of laser products for a solar equipment manufacturing application in 2014 that did not recur in 2015.  Such decreases were offset in part by higher sales by our Photonics Group to semiconductor equipment and mobile device manufacturing customers.  The increase in net sales to our microelectronics end market in 2014 compared with 2013 was due primarily to increased sales to semiconductor equipment manufacturing customers relating to new development programs and to increased sales of laser products used for materials processing applications related to the manufacture of electronic products.  This increase was offset in part by a reduction in sales of advanced packaging systems due to the divestiture of that business in January 2014.  Our advanced packaging systems business contributed net sales to this market of $5.4 million in 2013, for which there were no significant corresponding sales in 2014.  Our microelectronics market is comprised primarily of OEM customers in the semiconductor capital equipment industry, which has historically been characterized by sudden and severe cyclical variations in product supply and demand.  In addition, certain of our programs with these customers often comprise a significant portion of our sales to this market in any period.  As such, our net sales to this market may fluctuate significantly from period to period depending on the timing and severity of industry upturns and downturns, as well as the timing and success of new design wins and associated customer programs.

The decreases in net sales to our life and health sciences market in 2015 compared with 2014 was due primarily to decreased sales of products used for surgical and dental imaging applications.  The increase in net sales to our life and health sciences end market in 2014 compared with 2013 was due primarily to increased sales of products used for surgical and dental imaging applications, offset in part by decreased sales of products for analytical instrumentation applications.  Generally, our net sales to this market may fluctuate from period to period due to the timing of shipments to our OEM customers and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods, as we have experienced from 2013 to 2015.

The increase in net sales to our defense and security markets in 2015 compared with 2014 was due primarily to increased sales of optics products for defense programs that had been previously delayed due to government funding constraints and for new programs.  The decrease in net sales to our defense and security end markets in 2014 compared with 2013 was due primarily to uncertainty in future defense spending levels, primarily in the United States and Israel, which led to decreased sales of optics products to OEM customers for existing programs, as well as delays of new programs.  The decreases in 2014 compared with 2013 were also due to the divestiture of our advanced packaging systems business in January 2014.  Our advanced packaging systems business contributed net sales to these markets of $2.1 million in 2013, for which there were no corresponding sales in 2014.  Generally, our net sales to these markets by each of our operating groups may fluctuate from period to period due to changes in overall defense spending levels and the timing of large sales relating to major defense programs and, in some cases, these fluctuations may be offsetting between our operating groups or between such periods.

The decrease in net sales to our industrial manufacturing and other end markets in 2015 compared with 2014 was due primarily to lower sales of products used for fiber optic device manufacturing applications.  These decreases were offset in part by the contribution by V-Gen of a full year of sales in 2015 compared with sales in only the fourth quarter of 2014.

The increase in net sales to our industrial manufacturing and other end markets in 2014 compared with 2013 was due primarily to increased sales of products used for fiber optic device manufacturing, graphics and thermal imaging applications, as well as our acquisition of V-Gen, which contributed $2.6 million in sales to these markets in 2014, for which there were no corresponding sales in 2013.  This increase was offset in part by the divestiture of our advanced packaging systems business, which had contributed net sales to these markets of $5.3 million in 2013, for which there were no corresponding sales in 2014.

The table below reflects our net sales by geographic region.  Sales are attributed to each location based on the customer address to which the product is shipped.

	Year Ended			Percentage
	January 2,	January 3,	Increase	Increase
(In thousands, except percentages)	2016	2015	(Decrease)	(Decrease)
United States	$231,453	$230,807	$646	0.3%
Germany	66,246	81,859	(15,613)	(19.1)
Other European countries	90,853	87,404	3,449	3.9
Greater China	64,617	55,158	9,459	17.1
Other Pacific Rim countries	105,551	107,854	(2,303)	(2.1)
Rest of world	43,971	42,068	1,903	4.5
Total sales	$602,691	$605,150	$(2,459)	(0.4)%

	Year Ended
	January 3,	December 28,		Percentage
(In thousands, except percentages)	2015	2013	Increase	Increase
United States	$230,807	$218,298	$12,509	5.7%
Germany	81,859	75,119	6,740	9.0
Other European countries	87,404	81,178	6,226	7.7
Greater China	55,158	45,851	9,307	20.3
Other Pacific Rim countries	107,854	101,689	6,165	6.1
Rest of world	42,068	37,919	4,149	10.9
Total sales	$605,150	$560,054	$45,096	8.1%

The slight increase in sales to customers in the United States in 2015 compared with 2014 was due primarily to increased sales to customers in our scientific research end market, offset in large part by decreased sales to customers in our microelectronics end market.  The increase in sales to customers in the United States in 2014 compared with 2013 was due to increased sales to customers in our microelectronics, scientific research, and industrial manufacturing and other end markets, offset in part by lower sales to customers in our defense and security and life and health sciences end markets.

The decrease in sales to customers in Germany in 2015 compared with 2014 was due to lower sales to customers in all of our end markets.  The increase in sales to customers in Germany in 2014 compared with 2013 was due primarily to higher sales to customers in our life and health sciences, scientific research and microelectronics end markets.

The increase in sales to customers in other countries in Europe in 2015 compared with 2014 was due primarily to higher sales to customers in our defense and security, scientific research and microelectronics end markets, offset in part by decreased sales to customers in our industrial manufacturing and other end markets and our life and health sciences end market.  The increase in sales to customers in other countries in Europe in 2014 compared with 2013 was due primarily to higher sales to customers in our industrial manufacturing, microelectronics and defense and security end markets, offset in part by decreased sales to customers in our scientific research end market.

Sales to customers in Greater China increased in 2015 compared with 2014 due primarily to higher sales to customers in our scientific research and microelectronics end markets, offset in part by lower sales to customers in our life and health sciences end market.  Sales to customers in Greater China increased in 2014 compared with 2013 as a result of higher sales to customers in all of our end markets.

The decrease in sales to customers in Pacific Rim countries other than Greater China in 2015 compared with 2014 was attributable primarily to lower sales to customers in our microelectronics and life and health sciences end markets, offset in part by higher sales to customers in our scientific research end market.  The increase in sales to customers in Pacific Rim countries other than Greater China in 2014 compared with 2013 was attributable primarily to higher sales to customers in all of our end markets, except for lower sales to customers in our scientific research end market.

The increase in sales to customers in the rest of the world in 2015 compared with 2014 was due primarily to higher sales to customers in our defense and security end markets, offset in part by lower sales to customers in our life and health sciences end market.  The increase in sales to customers in the rest of the world in 2014 compared with 2013 was due primarily to higher sales to customers in our industrial manufacturing and other end markets, as well as our scientific research and life and health sciences end markets, offset in part by lower sales to customers in our defense and security end markets.

Gross Margin

Gross margin was 43.6%, 44.7% and 42.4% for 2015, 2014 and 2013, respectively.  The decrease in gross margin in 2015 compared with 2014 was due primarily to lower gross margins in our Lasers Group and Optics Group.  The gross margin of our Lasers Group was negatively impacted by a higher proportion of sales of lower margin products, primarily from our recently acquired businesses; lower absorption of manufacturing overhead resulting from the lower production levels; and increased inventory charges.  The gross margin of our Optics Group was negatively impacted by lower absorption of manufacturing overhead at our North Andover facility, as we transition the operations of that facility to other facilities, and by increased inventory charges.  Our gross margins were also negatively impacted by the stronger U.S. dollar, which resulted in the translation of our foreign currency denominated sales into fewer U.S. dollars.  This negative impact was offset in part by lower manufacturing costs in certain locations due to the stronger U.S. dollar.

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

Selling, General and Administrative (SG&A) Expense

SG&A expense totaled $155.5 million, or 25.8% of net sales, $158.6 million, or 26.2% of net sales, and $149.2 million, or 26.6% of net sales, during 2015, 2014 and 2013, respectively.  The decrease in SG&A expense in 2015 compared with 2014 was due primarily to decreased personnel costs, resulting primarily from lower incentive compensation, and decreased professional fees and travel expenses.  These decreases were offset in part by higher rental costs and software licensing fees, by the addition of a full year of SG&A expense for V-Gen, for which there was minimal expense in 2014 following the acquisition, and by the addition of SG&A expense for FEMTOLASERS, for which there was no corresponding expense in 2014.

The increase in SG&A expense in absolute dollars in 2014 compared with 2013 was attributable primarily to an increase of $10.2 million in personnel costs, resulting primarily from higher incentive compensation and stock-based compensation expenses.  We recorded minimal cash incentive compensation expenses during the 2013 periods due to the lack of payouts under our 2013 incentive plans.

We implemented certain cost reduction actions during 2015, which have resulted in lower personnel costs; however, such decreases in personnel costs were offset in large part by increased severance costs related to such actions in 2015.  We expect our SG&A expense to be more favorably impacted by our cost reduction actions in future periods once all actions have been completed.

In general, we expect that SG&A expense will vary as a percentage of sales in the future based on our sales level in any given period.  Because the majority of our SG&A expense are fixed in the short term, these changes in SG&A expense will likely not be in proportion to the changes in net sales.  In addition, any acquisitions would increase our SG&A expense, and such increases may not be in proportion to the changes in net sales.

Research and Development (R&D) Expense

R&D expense totaled $58.5 million, or 9.7% of net sales, $58.4 million, or 9.6% of net sales, and $52.5 million, or 9.4% of net sales, during 2015, 2014 and 2013, respectively.  The slight increase in R&D expense in 2015 compared with 2014 was due primarily to the addition of R&D expenses of V-Gen and FEMTOLASERS, for which there were minimal expenses in the prior year, offset almost entirely by the impact of the stronger U.S. dollar in certain locations and the benefits of our cost reduction actions.  The increase in R&D expense in 2014 compared with 2013 was due primarily to higher incentive compensation expenses and higher headcount related to new product development.

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

Loss on Sale or Other Disposal of Assets, Net

During 2015, we entered into a plan to transfer the operations of our North Andover, Massachusetts facility to certain of our other facilities and completed such transfer during the fourth quarter of 2015.  In connection with this plan, we determined that the carrying value of leasehold improvements for this facility was not recoverable and recorded a loss of $1.1 million.

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

Loss on Extinguishment of Debt

In July 2013, we entered into a new Credit Agreement (as defined on page 51) and terminated our prior credit agreement, as discussed in more detail under “Liquidity and Capital Resources” beginning on page 50.  In connection with terminating our prior credit agreement, we recorded a loss on extinguishment of debt of $3.4 million to write off the remaining deferred debt issuance costs associated with that agreement.

Interest Expense

Interest expense was $2.3 million, $2.4 million and $5.5 million in 2015, 2014 and 2013, respectively.  The decrease in interest expense in 2014 compared with 2013 was due primarily to lower interest expense as a result of lower average interest rates and lower average outstanding balances under our Credit Facility (as defined on page 51) during 2014 and the second half of 2013 compared with the average interest rate and average outstanding balance of the term loan under our previous credit facility during the first half of 2013.

Other Expense, net

Other expense, net was $2.0 million, $1.7 million and $1.0 million in 2015, 2014 and 2013, respectively.  The increases in other expense, net in 2015 compared with 2014 was due primarily to foreign currency transaction losses, offset in part by the absence of losses from derivative instruments which we experienced during 2014.  The increase in other expense, net in 2014 compared with 2013 was due primarily to such losses from derivative instruments.

Income Taxes

Our effective income tax rate reflected a tax expense of 27.7% for 2015, 26.2% for 2014 and 26.6% for 2013.  Our effective tax rates were lower than the U.S. statutory rate of 35% due primarily to the benefit of income recorded in foreign jurisdictions that have tax rates that are lower than U.S. tax rates.  The effective tax rate in 2015 was favorably impacted by the retroactive extension of the federal research credit on December 18, 2015, offset in part by the unfavorable impact of both the passage of Japanese tax reform legislation on March 31, 2015, which lowered long-term corporate tax rates, necessitating a corresponding reduction of deferred tax assets applicable to our Japanese locations, and the recording of additional tax contingency reserves for open audit years based on the results of an audit in Israel that was settled in December 2015.

In 2014, our income tax rate was favorably impacted by an extraterritorial income exclusion benefit and a reduction of the corresponding uncertain tax position, which were recorded as discrete items.  In 2013, our income tax rate was favorably impacted by the extension of the federal research credit on January 2, 2013, which was retroactive for 2012, and the reversal of uncertain foreign tax positions related to our Japanese and French subsidiaries, due to the expiration of the applicable audit statute of limitations.  This was offset in part by the unfavorable impact related to an adjustment to our Israeli deferred tax assets and liabilities, as a result of the adoption by the Israeli Parliament on July 30, 2013 of Budget Law 2013-2014 and the Economic Arrangements Law, which impacted the corporate tax rate applicable to our Israeli based operations.

As of January 2, 2016, we had $18.4 million of gross unrecognized tax benefits and a total of $14.6 million of net unrecognized tax benefits, which, if recognized, would affect our effective tax rate.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  Interest and penalties related to unrecognized tax benefits were not significant as of January 2, 2016.  We believe it is reasonably possible that our gross unrecognized tax benefits may decrease by $1.5 million over the next twelve months.

Liquidity and Capital Resources

Our cash and cash equivalents and restricted cash balances decreased to $42.4 million as of January 2, 2016 from $48.6 million as of January 3, 2015.  This decrease was attributable primarily to cash used for repurchases of our common stock, purchases of property and equipment and our acquisition of FEMTOLASERS, offset in part by net cash provided by our operating activities and proceeds from the issuance of common stock through our employee stock plans.

Net cash provided by our operating activities of $51.7 million for the year ended January 2, 2016 was attributable primarily to cash provided by our results of operations and to an increase in accrued expenses and other liabilities of $2.4 million and a decrease in prepaid expenses and other assets of $0.9 million, due to the timing of payments, offset in part by a decrease in accounts receivable of $11.8 million, due to the timing of collections, an increase in gross inventory of $11.6 million and increases in accounts payable of $4.1 million and accrued payroll and related expenses of $2.4 million, due to timing of payments.

Net cash used in investing activities of $29.3 million for the year ended January 2, 2016 was attributable primarily to purchases of property and equipment of $19.7 million and net cash used for our acquisition of FEMTOLASERS of $10.2 million, including $2.1 million that will be refunded.

Net cash used in financing activities of $28.1 million for the year ended January 2, 2016 was attributable to payments of $27.9 million to repurchase our common stock, payments of $3.4 million in connection with the cancellation of shares of common stock underlying restricted stock units for taxes owed by employees upon vesting of restricted stock units issued under our stock incentive plans and net repayments of borrowings of $1.7 million.  These cash payments were offset in part by an excess tax benefit of $3.1 million related to employee stock plans, and proceeds of $1.9 million received from the issuance of common stock under employee stock plans.

As of January 2, 2016, we had cash and cash equivalents of $41.7 million and restricted cash of $0.7 million.  We expect that our cash balances will fluctuate in the future based on factors such as cash used in or provided by ongoing operations, acquisitions or divestitures, investments in other companies, capital expenditures, debt payment requirements and other contractual obligations, and changes in interest rates.

On July 18, 2013, we entered into a credit agreement with certain lenders (Credit Agreement), which replaced a prior credit agreement.  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides us with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  Concurrently with the closing of the Credit Agreement, we terminated our prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the Credit Facility together with a portion of our then-existing cash balances.

At January 2, 2016, the outstanding balance under the Credit Facility was $74.0 million.  The interest rate per annum applicable to amounts outstanding under the Credit Facility is, at our option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus an applicable margin, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus an applicable margin.  A commitment fee is payable on the unused portion of the Credit Facility.  The margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the Credit Facility, and the commitment fee, are adjusted periodically based on our consolidated leverage ratio, as calculated pursuant to the Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.  As of January 2, 2016, the interest rate per annum applicable to amounts outstanding under the Credit Facility was 1.94%, and the commitment fee on the unused portion of the Credit Facility was 0.25%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of our U.S. subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of our international subsidiaries.  Our ability to borrow funds under the Credit Facility is subject to certain conditions, including compliance with certain covenants and making certain representations and warranties.  In particular, our borrowing capacity under the Credit Facility is limited by our Consolidated Adjusted EBITDA (as defined in the Credit Agreement) for the preceding four fiscal quarters.  At January 2, 2016, based on our Consolidated Adjusted EBITDA, the $74.0 million borrowed under the Credit Facility, additional indebtedness (including capital leases) of $3.4 million and outstanding letters of credit of $4.1 million, we had approximately $152.0 million available for additional borrowing under the Credit Facility.

At January 2, 2016, we also had (i) Japanese revolving lines of credit; (ii) an agreement with a Japanese bank under which we sell trade notes receivable with recourse; and (iii) loans from the Austrian government, as follows:

	Principal Amount Outstanding	Additional Amount Available for Borrowing
Description	(in millions)	(in millions)	Interest Rate(s)	Expiration Date(s)
Japanese lines of credit	$2.8	$7.3	1.28%	No expiration dates
Japanese agreements for sale of receivables	$0.3	$1.8	1.20%	No expiration dates
Austrian loans	$0.3	$—	0.75% to 2.00%	September 2017 to March 2019

In May 2008, our Board of Directors approved a share repurchase program, authorizing the purchase of up to 4.0 million shares of our common stock.  The terms of our Credit Agreement permit us to purchase shares under the repurchase program, subject to certain conditions and limitations.  During 2015, we repurchased 1.7 million shares for a total of $27.9 million, and during 2014, we repurchased 0.6 million shares for a total of $10.3 million, under this program.  No purchases were made under this program during 2013.  As of January 2, 2016, 1.7 million shares remained available for purchase under the program.

We expect to use $17 million to $22 million of cash for capital expenditures during 2016.

We believe our current working capital position, together with our expected future cash flows from operations and the borrowing availability under our Credit Facility and other lines of credit, will be adequate to fund our operations in the ordinary course of business, anticipated capital expenditures, debt payment requirements and other contractual obligations for at least the next twelve months.  While a substantial portion of our cash and cash equivalents and restricted cash is held outside of the United States, we currently do not intend or anticipate a need to repatriate such funds, as we expect that the cash and cash equivalents and/or restricted cash held in the United States, together with our cash flows from U.S.

operations and the borrowing capacity under our Credit Facility, will be sufficient to fund our U.S. operations and cash commitments for investing and financing activities, including debt repayment and capital expenditures, for at least the next twelve months and thereafter for the foreseeable future.  However, these expectations are based upon many assumptions and are subject to numerous risks, including those risks discussed under the heading “Risk Factors” on pages 18 to 32.  In addition, under current tax laws and regulations, if cash and cash equivalents and investments held outside of the United States, which relate to undistributed earnings of certain of our foreign subsidiaries and are considered to be indefinitely reinvested, were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.  The potential tax liability related to any repatriation would depend on the tax laws of the United States and the respective foreign jurisdictions and on the facts and circumstances that exist at the time such repatriation is made.

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

Our debt obligations, capital and operating lease obligations, purchase obligations and pension benefit obligations at January 2, 2016 were as follows:

	Payments due by period
	Less than	1-3	3-5	More than
(In thousands)	1 year	years	years	5 years	Total
Debt obligations	$3,121	$74,100	$147	$—	$77,368
Capital lease obligations	16	21	—	—	37
Operating lease obligations	10,550	16,871	13,344	6,518	47,283
Purchase obligations	4,923	1,855	646	—	7,424
Pension obligations	1,553	3,772	2,888	16,469	24,682
	$20,163	$96,619	$17,025	$22,987	$156,794

We have subleased one of our facilities under a non-cancelable sublease.  Future minimum rentals to be received by us under such sublease as of January 2, 2016 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2016	$345
2017	427
2018	488
2019	494
Total minimum sublease payments	$1,754

Our gross unrecognized tax benefits at January 2, 2016 were $18.4 million.  However, we are not able to provide a detailed estimate of the timing of payments related to our gross unrecognized tax benefits due to the uncertainty of when the related tax settlements are due.  We believe it is reasonably possible that our gross unrecognized tax benefits may decrease by $1.5 million over the next twelve months.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-2, Leases, which created Topic 842.  ASU No. 2016-2 requires lessees to record the assets and liabilities arising from all leases in the statement of financial position.  Under ASU 2016-2, lessees will recognize a liability for lease payments and a right-of-use asset.  When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised.  For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities.  ASU 2016-2 retains the distinction between finance leases and operating leases and the classification criteria remains similar.  For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right of use asset.  In addition, repayments of principal will be presented within financing activities and interest payments will be presented within operating activities in the statement of cash flows.  For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.  ASU No. 2016-2 will be effective for fiscal years and interim periods beginning after December 15, 2018 and is required to be applied using a modified retrospective approach.  Early adoption is permitted but has not been elected.  We are currently evaluating the expected impact of ASU No. 2016-2 on our financial position and results of operatins.

In January 2016, the FASB issued ASU No. 2016-1, Recognition and Measurement of Financial Assets and Liabilities.  ASU No. 2016-1 requires equity investments, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income.  Companies may elect to measure equity instruments that do not have readily determinable fair values at cost, less impairment (if any), plus or minus changes resulting from observable price changes.  If a company has elected to measure a liability at fair value, any changes in fair value resulting from instrument specific credit risk are required to be recorded through other comprehensive income.  Companies are also required to separately present financial assets and financial liabilities, by measurement category and form of financial asset, on the balance sheet or in the notes to the financial statements.  ASU No. 2016-1 will be effective for fiscal years and interim periods beginning after December 15, 2017 and is required to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  Early adoption is not permitted, except for recognition of changes in fair value of a liability resulting from a change in instrument specific credit risk through other comprehensive income.  Adoption of ASU No. 2016-1 would have resulted in a cumulative effect adjustment to other comprehensive income, related to unrealized gains on investments, of $1.7 million as of January 2, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU No. 2015-17 removes the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts and instead requires such amounts to be classified as noncurrent.  ASU No. 2015-17 will be effective for fiscal years and interim periods beginning after December 15, 2016, and can be applied either prospectively or retrospectively.  Early adoption is permitted.  We have elected to adopt ASU 2015-17 as of January 2, 2016, applying it prospectively, which resulted in $21.6 million of current deferred tax assets being reclassified to noncurrent deferred tax assets and $0.1 million of current deferred tax liabilities being reclassified to noncurrent deferred tax liabilities.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments.  ASU No. 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period to be reported in the period in which the adjustment amounts are determined.  In addition, the effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined.  ASU No. 2015-16 became effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied prospectively.  Early adoption is permitted for financial statements that have not been issued prior to the effective date of this update.  The adoption of ASU No. 2015-16 will not have a material impact on our financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires debt issuance costs to be presented as a reduction from the carrying amount of the related debt rather than as a deferred charge (an asset).  ASU No. 2015-03 became effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption was permitted but was not elected.  In August 2015, the FASB issued ASU No. 2015-15, Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU No. 2015-15 clarified that debt issuance costs related to line-of-credit arrangements could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement.  The adoption of ASU No. 2015-03 and ASU No. 2015-15 will not have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  ASU No. 2015-04 allows companies with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the entity’s fiscal year-end.  This practical expedient is required to be applied consistently year to year and for all plans.  However, if a contribution or significant event occurs between the month-end date and the entity’s fiscal year-end, the defined benefit plan assets and obligations should be adjusted to capture such events.  ASU No. 2015-04 became effective for fiscal years and interim periods beginning after December 15, 2015.  Early adoption was permitted but was not elected.  The adoption of ASU No. 2015-04 will not have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU No. 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license.  A cloud computing arrangement is considered to contain a license if the customer has a contractual right to take possession of the software without significant penalty and it is feasible for the customer to run the software on its own or with an unrelated vendor.  If the arrangement includes a software license, the customer should account for the purchase of the license consistent with the purchase of other licenses.  If the arrangement does not include a license, the customer should account for the arrangement as a service contract.  ASU No. 2015-05 became effective for fiscal years and interim periods beginning after December 15, 2015 and can be applied prospectively or retrospectively.  Early adoption was permitted but was not elected.  The adoption of ASU No. 2015-05 will not have a material impact on our financial position or results of operations.

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

As currency exchange rates change, translation of the statements of income and comprehensive income of international operations into U.S. dollars affects the year-over-year comparability of operating results, particularly in translating foreign currency denominated sales into U.S. dollars.  However, because we have manufacturing facilities located globally, the impact of currency exchange rate fluctuations on our income is mitigated in part by the translation of foreign currency denominated expenses.  We do not generally hedge translation risks because cash flows from international operations are generally reinvested locally.  Changes in currency exchange rates that have the largest impact on translating our international operating income include changes to the exchange rates of the U.S. dollar to the euro and Japanese yen.

The following table provides information about our foreign currency derivative financial instruments outstanding as of January 2, 2016.  The information is presented in U.S. dollars, as presented in our consolidated financial statements:

	January 2, 2016
	Notional	Average
(In thousands)	Amount	Strike Price
Foreign currency options
Israeli Shekel - call options	$16,646	4.03
Israeli Shekel - put options	(17,859)	3.75
	$(1,213)
Fair value	$(17)

Interest Rate Risk

Our investments in cash, cash equivalents and restricted cash, which totaled $42.4 million at January 2, 2016, are sensitive to changes in the general level of interest rates.  In addition, assets related to our pension plans are sensitive to interest rates and economic conditions in Europe and Asia.

We have a $275 million revolving line of credit in the United States.  We also have lines of credit and other loans in Austria and Japan.  Our revolving line of credit in the United States, and most of our other borrowings, carry variable interest rates and therefore are subject to interest rate risk.

The table below presents information about our debt obligations as of January 2, 2016:

	Expected Maturity Date
(US$ equivalent in thousands)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt obligations:
Variable rate (US$)	$—	$—	$74,000	$—	$—	$—	$74,000	$73,666
Weighted average interest rate	0.00%	0.00%	1.94%	0.00%	0.00%	0.00%	1.94%
Fixed rate (non-US$)	$—	$88	$11	$148	$—	$—	$247	$242
Weighted average interest rate	0.00%	2.00%	2.00%	0.75%	0.00%	0.00%	1.25%
Variable rate (non-US$)	$3,121	$—	$—	$—	$—	$—	$3,121	$3,121
Weighted average interest rate	1.27%	0.00%	0.00%	0.00%	0.00%	0.00%	1.27%
Total debt obligations	$3,121	$88	$74,011	$148	$—	$—	$77,368	$77,029
Weighted average interest rate	1.27%	2.00%	1.94%	0.75%	0.00%	0.00%	1.91%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.  The supplementary financial information required by this item is included in Note 15, Supplementary Quarterly Consolidated Financial Data (Unaudited), of the Notes to Consolidated Financial Statements on page F-40.

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

Management’s Assessment of the Effectiveness of our Internal Control Over Financial Reporting

Management has evaluated the effectiveness of our internal control over financial reporting as of January 2, 2016.  In conducting its evaluation, management used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under such framework, our management has concluded that our internal control over financial reporting was effective as of January 2, 2016.

Report of Independent Registered Public Accounting Firm

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K for our fiscal year ended January 2, 2016, has issued a report of independent registered public accounting firm on our internal control over financial reporting.  Such report of independent registered public accounting firm is included below under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the internal control over financial reporting of Newport Corporation and subsidiaries (the “Company”) as of January 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of the Effectiveness of our Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2016 of the Company and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the agreement and plan of merger dated February 22, 2016, pursuant to which MKS Instruments, Inc. will acquire the Company.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 2, 2016

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of January 2, 2016.

ITEM 11.  EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of January 2, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of January 2, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of January 2, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to either a definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed within 120 days of January 2, 2016.

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
2.1

Agreement and Plan of Merger, dated as of February 22, 2016, between the Registrant, MKS Instruments, Inc., and PSI Equipment, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

3.1

Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2

Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company effective as of August 16, 2010 and amended on December 17, 2014, August 18, 2015 and February 22, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

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

Exhibit Number		Description of Exhibit
10	.5*	2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 27, 2001).

10	.6*

Form of Nonqualified Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10	.7*

Form of Incentive Stock Option Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10	.8*

Form of Restricted Stock Agreement under the Registrant’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004).

10	.9*

2006 Performance-Based Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 10, 2006).

10	.10*

Form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006).

10	.11*

Form of Restricted Stock Unit Award Agreement (as revised March 2009) under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10	.12*

Form of Stock Appreciation Right Award Agreement under the Registrant’s 2006 Performance-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009).

10	.13*	2011 Stock Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2011).

10	.14*

Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2015).

10	.15*

Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10	.16*

Form of Restricted Stock Unit Award Agreement (with time-based vesting) used under the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10	.17*

Form of Stock Appreciation Right Award Agreement used under the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10	.18*

Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

Exhibit Number		Description of Exhibit
10	.19*

Severance Compensation Agreement dated April 1, 2008 between the Registrant and Robert J. Phillippy, President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10	.20*

Severance Compensation Agreement dated April 1, 2008 between the Registrant and Charles F. Cargile, Senior Vice President, Chief Financial Officer and Treasurer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10	.21*

Form of Severance Compensation Agreement between the Registrant and certain of its executive and other officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008).

10	.22*

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.23

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

10.24

Amendment No. 1, dated as of December 20, 2013, to Credit Agreement dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013).

10.25

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

10	.27*

Form of Stockholder Agreement entered into between each of the Registrant’s executive officers and directors, as a stockholder, and MKS Instruments, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in signature page).

31.1		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2		Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1		Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number		Description of Exhibit
32.2		Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101	.INS	XBRL Instance Document.

101	.SCH	XBRL Taxonomy Extension Schema Document.

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*           This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2016.

NEWPORT CORPORATION

By:	/s/ Robert J. Phillippy
Robert J. Phillippy
President and Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of Newport Corporation constitute and appoint Robert J. Phillippy and Charles F. Cargile, or either of them, as their true and lawful attorney and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent shall do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert J. Phillippy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2016
Robert J. Phillippy

/s/ Charles F. Cargile	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2016
Charles F. Cargile

/s/ Willem A. Meintjes	Vice President and Corporate Controller	March 2, 2016
Willem A. Meintjes

/s/ Christopher Cox	Director	March 2, 2016
Christopher Cox

/s/ Siddhartha C. Kadia	Director	March 2, 2016
Siddhartha C. Kadia

/s/ Oleg Khaykin	Director	March 2, 2016
Oleg Khaykin

/s/ Kenneth F. Potashner	Director	March 2, 2016
Kenneth F. Potashner

/s/ Peter J. Simone	Director	March 2, 2016
Peter J. Simone

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Newport Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of Newport Corporation and subsidiaries (the “Company”) as of January 2, 2016 and January 3, 2015 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years ended January 2, 2016, January 3, 2015 and December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Newport Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years ended January 2, 2016, January 3, 2015 and December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, on February 22, 2016, the Company entered into an agreement and plan of merger pursuant to which MKS Instruments, Inc. will acquire the Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 2, 2016

NEWPORT CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013

Net sales	$602,691	$605,150	$560,054
Cost of sales	340,171	334,394	322,341
Gross profit	262,520	270,756	237,713

Selling, general and administrative expense	155,531	158,646	149,183
Research and development expense	58,512	58,432	52,524
Loss on sale or other disposal of assets, net	1,088	1,913	4,725
Operating income	47,389	51,765	31,281

Loss on extinguishment of debt	—	—	(3,355)
Interest expense	(2,314)	(2,358)	(5,464)
Other expense, net	(2,009)	(1,727)	(1,026)
Income before income taxes	43,066	47,680	21,436

Income tax provision	11,945	12,510	5,698
Net income	31,121	35,170	15,738
Net income attributable to non-controlling interests	—	112	137
Net income attributable to Newport Corporation	$31,121	$35,058	$15,601

Net income	$31,121	$35,170	$15,738
Other comprehensive income (loss) (1)
Foreign currency translation (losses) gains	(7,702)	(12,260)	2,159
Unrecognized net pension gains (losses), net of tax	709	(2,456)	849
Unrealized gains on investments and marketable securities, net of tax	281	353	208
Other comprehensive (loss) income	(6,712)	(14,363)	3,216
Comprehensive income	$24,409	$20,807	$18,954

Comprehensive income attributable to non-controlling interests	$—	$112	$23
Comprehensive income attributable to Newport Corporation	24,409	20,695	18,931
Comprehensive income	$24,409	$20,807	$18,954

Net income per share attributable to Newport Corporation:
Basic	$0.79	$0.88	$0.40
Diluted	$0.78	$0.87	$0.39

Shares used in the computation of net income per share:
Basic	39,221	39,750	39,010
Diluted	39,830	40,528	39,558

(1) Amounts reclassified out of other comprehensive income (loss) were not material for any of the periods presented.

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	January 2,	January 3,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,678	$46,883
Restricted cash	721	1,704
Marketable securities	—	57
Accounts receivable, net of allowance for doubtful accounts of $1,296 and $1,242 as of January 2, 2016 and January 3, 2015, respectively	107,196	96,512
Inventories	113,505	112,440
Current deferred income taxes, net	—	20,734
Prepaid expenses and other current assets	16,914	14,948
Total current assets	280,014	293,278

Property and equipment, net	83,446	82,793
Goodwill	103,760	97,524
Long-term deferred income taxes, net	13,914	5,005
Intangible assets, net	65,820	70,811
Investments and other assets	29,689	30,516
	$576,643	$579,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,121	$3,772
Accounts payable	29,994	31,448
Accrued payroll and related expenses	32,765	34,607
Accrued expenses and other current liabilities	31,726	31,797
Total current liabilities	97,606	101,624

Long-term debt	74,247	71,000
Pension liabilities	27,843	28,554
Long-term deferred tax liabilities	2,627	14,272
Other long-term liabilities	6,807	7,773

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.1167 per share, 200,000,000 shares authorized; 38,625,849 and 39,603,662 shares issued and outstanding as of January 2, 2016 and January 3, 2015, respectively	4,512	4,626
Capital in excess of par value	455,089	468,575
Accumulated other comprehensive loss	(24,694)	(17,982)
Accumulated deficit	(67,394)	(98,515)
Total stockholders’ equity	367,513	356,704
	$576,643	$579,927

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,121	$35,170	$15,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,355	28,136	30,478
Excess tax benefits from stock-based compensation	(3,055)	(6,393)	(3,972)
Deferred income taxes, net	(122)	(3,000)	(4,204)
Provision for losses on inventories	7,090	9,498	7,160
Stock-based compensation expense	13,234	12,051	9,173
Provision for doubtful accounts, net	341	587	404
(Gain) loss on sale of assets		(411)	4,725
Loss on disposal of property and equipment	1,310	2,796	535
Loss on extinguishment of debt	—	—	3,355
Increase (decrease) in cash due to change, net of acquisitions and divestitures:
Accounts receivable	(11,789)	(4,839)	(9,155)
Inventories	(11,596)	(27,060)	(1,502)
Prepaid expenses and other assets	883	1,435	3,346
Accounts payable	(4,069)	507	321
Accrued payroll and related expenses	(2,388)	3,541	1,208
Accrued expenses and other liabilities	2,351	5,770	6,240
Net cash provided by operating activities	51,666	57,788	63,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,672)	(23,960)	(16,319)
Restricted cash	893	476	843
Proceeds from sale of assets	—	5,030	—
Purchase of marketable securities	(1,449)	(1,463)	(5,264)
Proceeds from the sale and maturity of marketable securities	1,066	9,026	6,068
Acquisition of businesses, net of cash acquired	(8,106)	(34,124)	—
Refundable amounts related to acquisition of a business	(2,078)	—	—
Net cash used in investing activities	(29,346)	(45,015)	(14,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	28,000	4,000	120,000
Debt issuance costs	—	—	(1,484)
Repayment of long-term debt	(25,016)	(20,336)	(210,356)
Proceeds from short term borrowings	1,922	6,873	5,121
Repayment of short term borrowings	(6,560)	(4,505)	(8,733)
Purchases of non-controlling interests	—	(2,086)	—
Proceeds from the issuance of common stock under employee plans	1,854	5,543	8,293
Tax withholding payment related to net share settlement of equity awards	(3,419)	(2,940)	(1,994)
Purchases of the Company’s common stock	(27,893)	(10,292)	—
Excess tax benefits from stock-based compensation	3,055	6,393	3,972
Net cash used in financing activities	(28,057)	(17,350)	(85,181)
Impact of foreign exchange rate changes on cash balances	532	(2,250)	946
Net decrease in cash and cash equivalents	(5,205)	(6,827)	(35,057)
Cash and cash equivalents at beginning of year	46,883	53,710	88,767
Cash and cash equivalents at end of year	$41,678	$46,883	$53,710

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,005	$2,055	$4,956
Cash paid during the year for income taxes, net	$8,307	$5,286	$4,398
Property and equipment accrued in accounts payable at year end	$280	$462	$108

The accompanying notes are an integral part of these financial statements.

NEWPORT CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Capital in excess of	Accumulated other comprehensive	Accumulated	Newport Corporation stockholders’	Non- controlling	Total stockholders’
	Shares	Amount	par value	loss	deficit	equity	interests	equity
December 29, 2012	38,402	4,481	441,074	(6,949)	(149,174)	289,432	1,386	290,818
Net income	—	—	—	—	15,601	15,601	137	15,738
Other comprehensive income (loss)	—	—	—	3,330	—	3,330	(114)	3,216
Issuance of common stock under employee plans	1,110	131	8,162	—	—	8,293	—	8,293
Deferral of vested restricted stock units	—	—	(561)	—	—	(561)	—	(561)
Tax withholding payment related to net share settlement of equity awards	(118)	(14)	(1,980)	—	—	(1,994)	—	(1,994)
Stock-based compensation expense	—	—	9,173	—	—	9,173	—	9,173
Tax benefits from stock-based compensation, net	—	—	3,694	—	—	3,694	—	3,694
December 28, 2013	39,394	4,598	459,562	(3,619)	(133,573)	326,968	1,409	328,377
Net income	—	—	—	—	35,058	35,058	112	35,170
Other comprehensive loss	—	—	—	(14,363)	—	(14,363)	—	(14,363)
Issuance of common stock under employee plans	919	110	5,433	—	—	5,543	—	5,543
Purchases from non-controlling interest shareholders	—	—	(565)	—	—	(565)	(1,521)	(2,086)
Deferral of vested restricted stock units	—	—	(627)	—	—	(627)	—	(627)
Tax withholding payment related to net share settlement of equity awards	(142)	(16)	(2,924)	—	—	(2,940)	—	(2,940)
Repurchases of common stock	(567)	(66)	(10,226)	—	—	(10,292)	—	(10,292)
Stock-based compensation expense	—	—	12,051	—	—	12,051	—	12,051
Tax benefits from stock-based compensation, net	—	—	5,871	—	—	5,871	—	5,871
January 3, 2015	39,604	$4,626	$468,575	$(17,982)	$(98,515)	$356,704	$—	$356,704
Net income	—	—	—	—	31,121	31,121	—	31,121
Other comprehensive loss	—	—	—	(6,712)	—	(6,712)	—	(6,712)
Issuance of common stock under employee plans	853	100	1,754	—	—	1,854	—	1,854
Deferral of vested restricted stock units	—	—	(251)	—	—	(251)	—	(251)
Tax withholding payment related to net share settlement of equity awards	(180)	(21)	(3,398)	—	—	(3,419)	—	(3,419)
Repurchases of common stock	(1,651)	(193)	(27,700)	—	—	(27,893)	—	(27,893)
Stock-based compensation expense	—	—	13,234	—	—	13,234	—	13,234
Tax benefits from stock-based compensation, net	—	—	2,875	—	—	2,875	—	2,875
January 2, 2016	38,626	$4,512	$455,089	$(24,694)	$(67,394)	$367,513	$—	$367,513

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

The Company uses a 52/53-week accounting fiscal year ending on the Saturday closest to December 31, and its fiscal quarters end on the Saturday that is generally closest to the end of each corresponding calendar quarter.  Fiscal year 2015 (referred to herein as 2015) ended on January 2, 2016, fiscal year 2014 (referred to herein as 2014) ended on January 3, 2015 and fiscal year 2013 (referred to herein as 2013) ended on December 28, 2013.  Fiscal year 2014 consisted of 53 weeks and 2015 and 2013 each consisted of 52 weeks.

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

Derivative Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The Company does not engage in currency speculation; however, the Company uses forward exchange contracts and foreign currency option contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables.  The Company has not elected hedge accounting treatment and, accordingly, changes in fair values are reported in the consolidated statements of income and comprehensive income.  The Company reports derivative asset and liabilities on a gross basis with derivative assets included in prepaid expenses and other current assets and derivative liabilities included in accrued expenses and other current liabilities.  The forward exchange contracts and foreign currency option contracts generally result in the Company paying or receiving net amounts, based on the change in foreign currency rates between inception of the contracts and maturity of the contracts.  If the counterparties to the contracts (typically highly rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations.  Changes in fair values and transaction gains and losses are included in interest and other expense, net in the results of operations (see Note 5).

Cash and Cash Equivalents

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, foreign currency exchange contracts and accounts receivable.  The Company maintains cash and cash equivalents with and purchases its foreign currency exchange contracts from major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution.

The Company’s customers are concentrated in the scientific research, defense and security, microelectronics, life and health sciences and industrial markets, and their ability to pay may be influenced by the prevailing macroeconomic conditions present in these markets.  Receivables from the Company’s customers are generally unsecured.  To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition.  For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, no customer accounted for 10% or more of the Company’s net sales or 10% or more of the Company’s gross accounts receivable as of the end of such year.

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

Goodwill

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

The Company determines its reporting units by identifying those operating segments, and those product and/or business groups one level below the operating segment level (also known as components), for which discrete financial information is available and regularly reviewed by the management of that unit.  Based on the guidance under ASC 350, the Company has aggregated components with similar economic characteristics, such as similar product offerings and shared operations and resources, resulting in three reporting units, which are the same as its operating segments.  For any acquisition, the Company allocates goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, based on which reporting unit is expected to benefit from the acquisition.

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

Environmental Reserves

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures are discounted to their present value.  Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.  See Note 9 for additional information.

Revenue Recognition

The Company recognizes revenue after title to and risk of loss of products have passed to the customer, or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectability is reasonably assured.  Title to and risk of loss of products generally pass to the customer upon delivery (either at point of shipment or destination depending on the contractual delivery terms), but in certain cases pass upon acceptance.  Under ASC 605-25, Revenue Recognition — Multiple Elements, the Company recognizes revenue and related costs for arrangements with multiple deliverables as each element is delivered or completed based upon the lesser of its relative selling price, determined based upon the price that would be charged on a standalone basis, or the amount contractually due upon delivery of each element.  If a portion of the total contract price is not payable until installation is complete, the Company does not recognize such portion as revenue until completion of installation.  Some services, such as installation, are not often sold by the Company or its competitors on a stand-alone basis.  Therefore, the Company calculates the estimated selling price based on specific facts and circumstances for each service.  For example, the relative selling price for installation is determined by estimating the installation hours for a particular product, using historical experience, multiplied by the standard service billing rate.  Under ASC 605-20, Revenue Recognition — Services, revenue for separately priced extended warranties and product maintenance contracts are excluded from the scope of ASC 605-25 and the selling price (without regard to the allocation methodology under ASC 605-25) is recognized over the related contract periods.  Revenue for programs involving design and development services and delivery of product prototypes and/or other deliverables is recognized upon the completion of specified milestones, or over the term of the program based upon the percentage of completion of the program (using the cost-to-cost method), depending on the terms of the associated contract.  Certain sales to international customers are made through third-party distributors and revenue is recognized upon the sale to the distributor.  A discount below list price is generally provided at the time the product is sold to the distributor, and such discount is reflected as a reduction in net sales.  Freight costs billed to customers are included in net sales, and freight costs incurred are included in selling, general and administrative expense.  Sales taxes collected from customers are recorded on a net basis and any amounts not yet remitted to tax authorities are included in accrued expenses and other current liabilities.

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

Advertising

The Company expenses the costs of advertising as incurred.  Advertising costs, including the costs of the Company’s participation at industry trade shows, totaled $4.4 million, $4.4 million and $4.2 million are included in selling, general and administrative expense for 2015, 2014 and 2013, respectively.

Shipping and Handling Costs

The Company expenses the costs of shipping and handling as incurred.  Shipping and handling costs of $4.9 million, $5.0 million and $4.7 million are included in selling, general and administrative expense for 2015, 2014 and 2013, respectively.

Research and Development

All research and development costs are expensed as incurred.

Non-Controlling Interests

In October 2011, the Company acquired Ophir Optronics Ltd. and its subsidiaries (Ophir), which had non-controlling interest holders in certain subsidiaries.  During 2014, the Company purchased all shares owned by the holders of such non-controlling interests.

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

Income per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted income per share is computed using the weighted-average number of shares of common stock outstanding during the period plus the dilutive effects of common stock equivalents (restricted stock units, stock options and stock appreciation rights) outstanding during the period, determined using the treasury stock method.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-2, Leases, which created Topic 842.  ASU No. 2016-2 requires lessees to record the assets and liabilities arising from all leases in the statement of financial position.  Under ASU 2016-2, lessees will recognize a liability for lease payments and a right-of-use asset.  When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised.  For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities.  ASU 2016-2 retains the distinction between finance leases and operating leases and the classification criteria remains similar.  For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right of use asset.  In addition, repayments of principal will be presented within financing activities and interest payments will be presented within operating activities in the statement of cash flows.  For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.  ASU No. 2016-2 will be effective for fiscal years and interim periods beginning after December 15, 2018 and is required to be applied using a modified retrospective approach.  Early adoption is permitted but has not been elected.  The Company is currently evaluating the expected impact of ASU No. 2016-2 on its financial position and results of operations.

In January 2016, the FASB issued ASU No. 2016-1, Recognition and Measurement of Financial Assets and Liabilities.  ASU No. 2016-1 requires equity investments, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income.  Companies may elect to measure equity instruments that do not have readily determinable fair values at cost, less impairment (if any), plus or minus changes resulting from observable price changes.  If a company has elected to measure a liability at fair value, any changes in fair value resulting from instrument specific credit risk are required to be recorded through other comprehensive income.  Companies are also required to separately present financial assets and financial liabilities, by measurement category and form of financial asset, on the balance sheet or in the notes to the financial statements.  ASU No. 2016-1 will be effective for fiscal years and interim periods beginning after December 15, 2017 and is required to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  Early adoption is not permitted, except for recognition of changes in fair value of a liability resulting from a change in instrument specific credit risk through other comprehensive income.  Adoption of ASU No. 2016-1 would have resulted in a cumulative effect adjustment to other comprehensive income, related to unrealized gains on investments, of $1.7 million as of January 2, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU No. 2015-17 removes the requirement to separate deferred income tax assets and liabilities into current and noncurrent amounts and instead requires such amounts to be classified as noncurrent.  ASU No. 2015-17 will be effective for fiscal years and interim periods beginning after December 15, 2016, and can be applied either prospectively or retrospectively.  Early adoption is permitted.  The Company has elected to adopt ASU No. 2015-17 as of January 2, 2016, applying it prospectively, which  resulted in $21.6 million of current deferred tax assets being reclassified to noncurrent deferred tax assets and $0.1 million of current deferred tax liabilities being reclassified to noncurrent deferred tax liabilities.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments.  ASU No. 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts that are identified during the measurement period to be reported in the period in which the adjustment amounts are determined.  In addition, the effect on earnings of changes in depreciation or amortization, or other income effects (if any) as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined.  ASU No. 2015-16 became effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied prospectively.  Early adoption is permitted for financial statements that have not been issued prior to the effective date of this update.  The adoption of ASU No. 2015-16 will not have a material impact on the Company’s financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires debt issuance costs to be presented as a reduction from the carrying amount of the related debt rather than as a deferred charge (an asset).  ASU No. 2015-03 became effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied retrospectively.  Early adoption was permitted but was not elected by the Company.  In August 2015, the FASB issued ASU No. 2015-15, Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU No. 2015-15 clarified that debt issuance costs related to line-of-credit arrangements could be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement.  The adoption of ASU No. 2015-03 and ASU No. 2015-15 will not have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.  ASU No. 2015-04 allows companies with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the entity’s fiscal year-end.  This practical expedient is required to be applied consistently year to year and for all plans.  However, if a contribution or significant event occurs between the month-end date and the entity’s fiscal year-end, the defined benefit plan assets and obligations should be adjusted to capture such events.  ASU No. 2015-04 became effective for fiscal years and interim periods beginning after December 15, 2015.  Early adoption was permitted but was not elected by the Company.  The adoption of ASU No. 2015-04 will not have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU No. 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license.  A cloud computing arrangement is considered to contain a license if the customer has a contractual right to take possession of the software without significant penalty and it is feasible for the customer to run the software on its own or with an unrelated vendor.  If the arrangement includes a software license, the customer should account for the purchase of the license consistent with the purchase of other licenses.  If the arrangement does not include a license, the customer should account for the arrangement as a service contract.  ASU No. 2015-05 became effective for fiscal years and interim periods beginning after December 15, 2015 and can be applied prospectively or retrospectively.  Early adoption was permitted but was not elected by the Company.  The adoption of ASU No. 2015-05 will not have a material impact on the Company’s financial position or results of operations.

NOTE 2                         ACQUISITIONS AND DIVESTITURES

Acquisition of FEMTOLASERS

On February 11, 2015, the Company acquired all of the capital stock of FEMTOLASERS Produktions GmbH (FEMTOLASERS).  The initial purchase price of €9.1 million was paid in cash at closing and is subject to a net asset adjustment.  The Company has estimated a net asset adjustment of €1.9 million, resulting in a purchase price of €7.2 million (approximately $8.2 million).  Of the initial purchase price, €2.3 million was deposited at closing into escrow until 30 months after closing, to secure certain obligations of the FEMTOLASERS selling shareholders under the share purchase agreement, including the net asset adjustment.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the statements of income and comprehensive income.  FEMTOLASERS has expanded the Company’s offering of ultrafast laser products and enhanced its technology base in this area.  The results of FEMTOLASERS following the acquisition date are included in the results of the Company’s Lasers Group.

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

Below is a summary of the purchase price, assets acquired and liabilities assumed:

Purchase
Price
(In thousands)	Allocation
Assets acquired and liabilities assumed:
Cash	$78
Accounts receivable	1,968
Inventories	2,759
Other assets	2,015
Goodwill	6,922
Developed technology	1,811
In-process research and development	1,721
Other intangible assets	543
Accounts payable	(3,417)
Debt	(4,021)
Other liabilities	(2,195)
$8,184

The goodwill related to the acquisition of FEMTOLASERS has been allocated to the Company’s Lasers Group and will not be deductible for tax purposes.

The actual net sales and net loss of FEMTOLASERS from February 11, 2015, the closing date of the acquisition, were included in the Company’s consolidated statements of income and comprehensive income and are set forth in the table below.  Also set forth in the table below are the pro forma net sales and net income of the Company for 2015 and 2014, including the results of FEMTOLASERS as though the acquisition had occurred at the beginning of 2014.  This supplemental pro forma financial information is presented for information purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of the beginning of 2014.

	Year Ended
	January 2,	January 3,
(Unaudited, in thousands)	2016	2015
Actual:
Net sales	$7,096	$—
Net loss attributable to Newport Corporation	$(185)	$—
Supplemental pro forma information:
Net sales	$602,952	$615,041
Net income attributable to Newport Corporation	$31,483	$33,510
Net income per share
Basic	$0.80	$0.84
Diluted	$0.79	$0.83

For the purposes of determining pro forma net income, adjustments were made to actual net income of the Company for both periods presented in the table above.  The pro forma net income assumes that amortization of acquired intangible assets began at the beginning of 2014 rather than on February 11, 2015.  The result is a net increase in amortization expense of $0.5 million for 2014.  Transaction costs totaling $0.4 million, which were incurred prior to the closing of the acquisition, are excluded from pro forma net income.

Acquisition of V-Gen

On September 29, 2014, the Company acquired all of the capital stock of V-Gen, Ltd. (V-Gen). The purchase price was $36.4 million, of which $35.6 million was allocated to the purchase price and $0.8 million was allocated to the fair value of unearned compensation related to unvested stock options.  The purchase price was paid in cash and consisted of an initial purchase price of $34.0 million, plus an adjustment of $2.4 million based on a calculation of V-Gen’s net working capital and cash balances at the closing date.  After considering the cash held by V-Gen as of the closing date, the net cash used by the Company for this transaction was $34.1 million. The Company incurred $0.3 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the accompanying statements of income and comprehensive income.  V-Gen has expanded the Company’s fiber laser products and its technology in this area.  The results of V-Gen are included in the results of the Company’s Lasers Group.

The consideration paid by the Company for the acquisition of V-Gen is allocated to the assets acquired, net of the liabilities assumed, based upon their estimated fair values as of the date of the acquisition.  The excess of the purchase price over the estimated fair value of the assets acquired, net of the estimated fair value of the liabilities assumed, is recorded as goodwill.

Below is a summary of the purchase price, assets acquired and liabilities assumed:

Purchase
Price
(In thousands)	Allocation
Assets acquired and liabilities assumed:
Cash	$1,482
Accounts receivable	2,264
Inventories	2,364
Other assets	1,243
Goodwill	19,543
Developed technology	5,600
In-process research and development	5,600
Customer relationships	1,600
Other intangible assets	300
Deferred income taxes	(2,211)
Other liabilities	(2,217)
$35,568

The goodwill related to the acquisition of V-Gen has been allocated to the Company’s Lasers Group and will not be deductible for tax purposes.

Divestiture of Advanced Packaging Systems Business

During the third quarter of 2013, the Company developed a plan to sell its advanced packaging systems business and, based on negotiations for the sale of this business that occurred during the second half of 2013, the Company considered the assets and liabilities of this business as held for sale as of December 28, 2013.  The Company completed the sale of this business in January 2014 for $5.7 million, consisting of an initial sales price of $6.0 million, less an adjustment of $0.3 million based on the net assets of the business at closing.  The initial sales price consisted of $5.35 million in cash and an unsecured note receivable of $0.65 million, and the net asset adjustment was repaid to the purchaser in cash.  The Company incurred $0.4 million in transaction costs, which have been expensed as incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of income and comprehensive income.

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

NOTE 3                         SUPPLEMENTAL FINANCIAL INFORMATION

Inventories

Inventories that are expected to be sold within one year are classified as current inventories and are included in inventories in the accompanying consolidated balance sheets.  Such inventories were as follows:

	January 2,	January 3,
(In thousands)	2016	2015
Raw materials and purchased parts	$69,581	$68,989
Work in process	17,341	16,564
Finished goods	26,583	26,887
	$113,505	$112,440

Inventories that are not expected to be sold within one year are classified as long-term inventories and are included in investments and other assets in the accompanying consolidated balance sheets.  Such inventories were as follows:

	January 2,	January 3,
(In thousands)	2016	2015
Raw materials and purchased parts	$1,848	$3,208
Finished goods	5,235	3,856
	$7,083	$7,064

Property and Equipment, net

Property and equipment, net, including assets under capital leases, were as follows:

	January 2,	January 3,
(In thousands)	2016	2015
Land	$3,098	$3,275
Buildings	9,832	10,425
Leasehold improvements	34,928	36,820
Machinery and equipment	103,250	98,368
Office equipment	56,541	53,550
Construction in process	6,356	5,984
	214,005	208,422
Less accumulated depreciation and amortization	(130,559)	(125,629)
	$83,446	$82,793

During 2015, the Company entered into a plan to transfer the operations of its North Andover, Massachusetts facility to certain of its other facilities and shut down manufacturing operations at that facility.  In connection with this plan, the Company determined that the carrying value of leasehold improvements for the facility was not recoverable and recorded a loss of $1.1 million.

During 2014, the Company determined that it would no longer utilize certain software applications for which it had capitalized the application development costs and recognized a loss of $2.3 million on the disposal of such assets.

Depreciation expense totaled $17.2 million, $17.1 million and $17.2 million for 2015, 2014 and 2013, respectively.

Accrued Warranty Obligations

Short-term accrued warranty obligations, which expire within one year, are included in accrued expenses and other current liabilities and long-term warranty obligations are included in other long-term liabilities in the accompanying consolidated balance sheets.

The activity in accrued warranty obligations was as follows:

	Year Ended
	January 2,	January 3,
(In thousands)	2016	2015
Balance at beginning of year	$3,556	$3,285
Additions charged to cost of sales	5,362	2,825
Warranty claims	(5,649)	(2,554)
Balance at end of year	$3,269	$3,556

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	January 2,	January 3,
(In thousands)	2016	2015
Deferred revenue	$13,426	$13,032
Deferred lease liability	4,641	5,094
Short-term accrued warranty obligations	3,072	3,324
Accrued income taxes	1,834	2,219
Accrued third party commissions	1,581	1,395
Other	7,172	6,733
	$31,726	$31,797

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	January 2,	January 3,
(In thousands)	2016	2015
Cumulative foreign currency translation losses	$(22,258)	$(14,556)
Unrecognized net pension losses, net of tax	(4,146)	(4,855)
Unrealized gains on investments and marketable securities, net of tax	1,710	1,429
	$(24,694)	$(17,982)

NOTE 4        GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended January 2, 2016 and January 3, 2015 were as follows:

	Photonics	Lasers	Optics
(In thousands)	Group	Group	Group	Total
Balance at December 28, 2013:
Goodwill	98,808	111,038	41,314	251,160
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	6,476	20,975	78,801
Goodwill allocated to acquisition	—	19,543	—	19,543
Foreign currency impact	—	(820)	—	(820)
	51,350	25,199	20,975	97,524
Balance at January 3, 2015:
Goodwill	98,808	129,761	41,314	269,883
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	51,350	25,199	20,975	97,524
Goodwill allocated to acquisition	—	6,922	—	6,922
Foreign currency impact	—	(686)	—	(686)
	51,350	31,435	20,975	103,760
Balance at January 2, 2016:
Goodwill	98,808	135,997	41,314	276,119
Accumulated impairment losses	(47,458)	(104,562)	(20,339)	(172,359)
	$51,350	$31,435	$20,975	$103,760

During 2015, the Company allocated $6.9 million of goodwill to its Lasers Group related to the acquisition of FEMTOLASERS.  During 2014, the Company allocated $19.5 million of goodwill to its Lasers Group related to the acquisition of V-Gen.

The Company amortizes customer relationships on an accelerated basis and amortizes all other intangible assets on a straight line basis over the periods listed in the table below.  As of January 2, 2016, acquisition related intangible assets were as follows:

	Amortization	Gross	Accumulated	Carrying
(In thousands)	Period	Value	Amortization	Value
Intangible assets subject to amortization:
Developed technology	10-20 years	$39,669	$(12,490)	$27,179
Customer relationships	up to 10 years	28,644	(21,758)	6,886
In-process research and development	10 years	15,094	(2,378)	12,716
Other	3 months-10 years	2,181	(1,407)	774
		85,588	(38,033)	47,555
Intangible assets not subject to amortization:
Trademarks and trade names		18,265	—	18,265
Intangible assets		$103,853	$(38,033)	$65,820

As of January 2, 2016, the gross values and accumulated amortization shown in the table above for intangible assets subject to amortization exclude amounts related to the Company’s acquisition of Spectra-Physics, Inc. and certain related entities (Spectra-Physics), as the purchased intangible assets related to that acquisition have been fully amortized.

As of January 3, 2015, acquisition related intangible assets were as follows:

	Amortization	Gross	Accumulated	Carrying
(In thousands)	Period	Value	Amortization	Value
Intangible assets subject to amortization:
Developed technology	10-20 years	$45,646	$(16,782)	$28,864
Customer relationships	up to 10 years	47,827	(37,312)	10,515
In-process research and development	10 years	13,461	(1,496)	11,965
Other	3 months-10 years	7,461	(6,299)	1,162
		114,395	(61,889)	52,506
Intangible assets not subject to amortization:
Trademarks and trade names		18,305	—	18,305
Intangible assets		$132,700	$(61,889)	$70,811

Amortization expense related to intangible assets totaled $8.4 million, $8.8 million and $10.3 million for 2015, 2014 and 2013, respectively.

Estimated aggregate amortization expense for future fiscal years will be amortized over a remaining weighted-average life of 9.5 years as follows:

(In thousands)	Estimated Aggregate Amortization Expense
2016	$8,325
2017	7,159
2018	4,995
2019	4,404
2020	4,017
Thereafter	16,248
$45,148

The Company has excluded $2.4 million of amortization expense related to in-process research and development from the table above, as it was uncertain as of January 2, 2016 when the technology will be completed and when the amortization will begin.

NOTE 5        OTHER EXPENSE, NET

Other expense, net, was as follows:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Interest and dividend income	$114	$291	$221
Bank and portfolio asset management fees	(1,316)	(1,174)	(830)
Derivative gains (losses)	144	(1,225)	709
Foreign currency transaction gains (losses)	(1,056)	369	(1,103)
Other, net	105	12	(23)
	$(2,009)	$(1,727)	$(1,026)

NOTE 6        STOCK INCENTIVE PLANS AND STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

In March 2011, the Company’s Board of Directors adopted the 2011 Stock Incentive Plan subject to approval of its stockholders, which was received in May 2011.  In March 2015, the Company’s Board of Directors adopted the Amended and Restated 2011 Stock Incentive Plan, which increased the number of shares of common stock authorized for issuance under the 2011 Stock Incentive Plan by an additional 4,500,000 shares, extended the term of the plan by four (4) years, and amended certain other provisions of the plan.  The Amended and Restated 2011 Stock Incentive Plan was approved by the Company’s stockholders in May 2015.  The Amended and Restated 2011 Stock Incentive Plan is referred to herein as the 2011 Plan.

The primary purpose of the 2011 Plan is to enhance the Company’s ability to attract, motivate and retain the services of qualified employees, officers and directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends.   The 2011 Plan authorizes the Company to grant up to 10,500,000 shares of common stock.  This number of shares is subject to adjustments as to the number and kind of shares in the event of stock splits, stock dividends or certain other similar changes in the capital structure of the Company.

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

Any stock options or stock appreciation rights granted under the 2011 Plan will have exercise prices or base values not less than the fair market value of the Company’s common stock on the date of grant and terms of not more than seven years.  The vesting of substantially all awards granted to directors under the 2011 Plan occurs over a period of one year (except for a portion of the initial awards granted to newly appointed directors, which vests over a period of four years).  The vesting of substantially all awards granted to officers and employees under the 2011 Plan occurs over a period of three years, and the vesting of substantially all restricted stock unit awards is also conditioned upon the achievement of performance thresholds established by the Compensation Committee of the Company’s Board of Directors.  Currently, such performance thresholds relate to the fiscal year in which the award is granted, and if such performance thresholds are met, the awards vest in equal one-third (1/3) annual installments.  All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.

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

	Year Ended
	January 2,	January 3,	December 28,
	2016	2015	2013
Fair value	$7.60	$7.85	$6.61
Expected annual volatility	41.79%	46.52%	56.26%
Risk-free interest rate	1.64%	1.59%	0.85%
Expected term (years)	5.4	5.2	5.0
Annualized expected dividend yield	—	—	—

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Cost of sales	$1,415	$1,098	$938
Selling, general and administrative expense	10,242	9,525	7,142
Research and development expense	1,577	1,428	1,093
	$13,234	$12,051	$9,173

As required by ASC 718, the Company estimates the expected future forfeitures of stock appreciation rights and restricted stock units and recognizes compensation expense for only those equity awards expected to vest, excluding the expected future forfeitures.  If actual forfeitures differ from the Company’s estimates, the amount of compensation expense recognized for the applicable period is cumulatively adjusted.  The Company assumed a forfeiture rate of 12.5% in recognizing compensation expense for 2015, 2014 and 2013.

At January 2, 2016, the total compensation cost related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock-based benefit plans that had not yet been recognized was $17.6 million, net of estimated forfeitures.  This future compensation expense will be amortized, using the straight-line attribution method over a weighted-average period of 1.8 years.  The actual compensation expense that the Company will recognize in the future related to stock-based awards outstanding at January 2, 2016 will be adjusted for subsequent forfeitures.  All performance conditions applicable to stock-based awards outstanding at January 2, 2016 have been met.

Stock-Based Award Activity

The following table summarizes stock option activity for the year ended January 2, 2016:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(In thousands)	Price	Life (Years)	(In thousands)
Outstanding at January 3, 2015	82	$13.67
Exercised	(77)	$13.68
Expired (cancelled post-vesting)	(5)	$13.46
Outstanding at January 2, 2016	—	$—	—	$—

The intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 totaled $0.3 million, $1.7 million and $1.3 million, respectively.  The intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price, multiplied by the number of options exercised.

The following table summarizes the Company’s stock appreciation rights activity for the year ended January 2, 2016:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Base	Contractual	Value
	(In thousands)	Value	Life (Years)	(In thousands)
Outstanding at January 3, 2015	2,235	$13.96
Granted	496	$19.08
Exercised	(322)	$9.18
Forfeited (cancelled pre-vesting)	(71)	$17.01
Expired (cancelled post-vesting)	(14)	$16.04
Outstanding at January 2, 2016	2,324	$15.61	4.1	$3,968

Vested and expected to vest at January 2, 2016	2,229	$15.48	4.1	$3,963

Exercisable at January 2, 2016	1,315	$13.89	3.0	$3,582

The intrinsic value of stock appreciation rights exercised during fiscal years 2015, 2014 and 2013 totaled $3.4 million, $1.7 million and $2.0 million, respectively.  The intrinsic value of stock appreciation rights exercised is calculated as the difference between the market price on the date of exercise and the base value, multiplied by the number of stock appreciation rights exercised.

The grant date fair value of stock appreciation rights that vested during fiscal years 2015, 2014 and 2013 totaled $3.7 million, $2.8 million and $2.3 million, respectively.

The following table summarizes the Company’s restricted stock unit activity for the year ended January 2, 2016:

		Weighted
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value
Outstanding at January 3, 2015	1,196	$16.54
Granted	533	$19.06
Vested	(561)	$16.38
Forfeited	(81)	$17.33
Outstanding at January 2, 2016	1,087	$17.81

At January 2, 2016, the Company had reserved 7,473,297 shares of common stock for future issuance under its stock incentive plans, which included 4,062,664 shares that were reserved for the future grant of stock-based awards under the 2011 Plan, and had reserved 1,880,231 shares of common stock for future issuance under the Purchase Plan.

NOTE 7        DEBT AND LINES OF CREDIT

Short-Term Debt

Total short-term debt was as follows:

	Interest	January 2,	January 3,
(In thousands)	Rate(s)	2016	2015

Japanese revolving lines of credit, no expiration date	1.28%	$2,817	$3,163
Japanese receivables financing facility, no expiration date	1.20%	304	25
Current portion of long-term debt		—	584
Total short-term borrowings		$3,121	$3,772

Short-Term Lines of Credit

At January 2, 2016, the Company had various revolving lines of credit and an agreement with a Japanese bank denominated in yen under which it sells trade notes receivable with recourse.  The Japanese revolving lines of credit allow the Company to borrow up to $10.1 million (based on the currency exchange rate at January 2, 2016).  The agreement to sell receivables allows the Company to sell up to $2.1 million of receivables (based on the currency exchange rate at January 2, 2016).  The effective interest rates and the amounts outstanding under these lines of credit and agreement at January 2, 2016 are presented in the table above.  Such amounts are included in short-term borrowings in the accompanying consolidated balance sheets.

Long-Term Debt

Total long-term debt was as follows:

	Interest	January 2,	January 3,
(In thousands)	Rate(s)	2016	2015

U.S. revolving line of credit, maturing July 2018	1.94%	$74,000	$71,000
Israeli loans		—	584
Austrian loans, maturing through March 2019	0.75%-2.00%	247	—
Total long-term debt		74,247	71,584
Current portion of long-term debt		—	584
Total long-term debt, less current portion		$74,247	$71,000

Secured Credit Facility

On July 18, 2013, the Company entered into a credit agreement with certain lenders (Credit Agreement), which replaced a prior credit agreement.  The Credit Agreement consists of a senior secured revolving credit facility of $275 million with a term of five years (Credit Facility).  The Credit Agreement also provides the Company with the option to increase the aggregate principal amount of loans in the form of additional revolving loans or a separate tranche of term loans, in an aggregate amount that does not exceed $50 million, in each case subject to certain terms and conditions contained in the Credit Agreement.  Concurrently with the closing of the Credit Agreement, the Company terminated the prior credit agreement after repaying the entire outstanding principal amount of $152.6 million and all accrued interest and fees thereon, utilizing $120.0 million borrowed under the Credit Facility together with a portion of the Company’s then-existing cash balances.  Upon terminating the prior credit agreement, the Company recorded a loss on extinguishment of debt of $3.4 million, to write off the remaining deferred debt issuance costs relating to the prior credit agreement.

At January 2, 2016, the outstanding balance under the Credit Facility was $74.0 million.  The interest rate per annum applicable to amounts outstanding under the Credit Facility is, at the Company’s option, either (a) the base rate as defined in the Credit Agreement (Base Rate) plus an applicable margin, or (b) the Eurodollar Rate as defined in the Credit Agreement (Eurodollar Rate) plus an applicable margin.  A commitment fee is payable on the unused portion of the Credit Facility.  The margins over the Base Rate and Eurodollar Rate applicable to the loans outstanding under the Credit Facility, and the commitment fee, are adjusted periodically based on the consolidated leverage ratio of the Company, as calculated pursuant to the Credit Agreement.  The maximum applicable margins are 1.25% per annum for Base Rate loans and 2.25% per annum for Eurodollar Rate loans, and the minimum applicable margins are 0.5% per annum for Base Rate loans and 1.5% per annum for Eurodollar Rate loans.  The maximum commitment fee is 0.40% per annum, and the minimum commitment fee is 0.25% per annum.  As of January 2, 2016, the interest rate per annum applicable to amounts outstanding under the Credit Facility was 1.94%, and the commitment fee on the unused portion of the Credit Facility was 0.25%.

The Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the assets of Newport Corporation and certain of its U.S. subsidiaries, which are guarantors under the Credit Agreement, as well as by a pledge of certain shares of international subsidiaries of Newport Corporation.  The terms of the Credit Agreement permit the Company to pay dividends during the term of such facility, subject to certain conditions and limitations.

Austrian Loans

One of the Company’s Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development.  These loans are unsecured and do not require principal repayment as long as certain conditions are met.  Interest on these loans is payable semi-annually.  The interest rates and principal amounts outstanding under these loans are shown in the table above.

Maturities of the Company’s debt obligations as of January 2, 2016 were as follows:

(In thousands)
2016	$3,121
2017	88
2018	74,011
2019	148
$77,368

NOTE 8        NET INCOME PER SHARE

The following table sets forth the numerator and denominator used in the computation of net income per share:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands, except per share data)	2016	2015	2013
Net income attributable to Newport Corporation	$31,121	$35,058	$15,601

Shares:
Weighted average shares outstanding - basic	39,221	39,750	39,010
Dilutive potential common shares, using treasury stock method	609	778	548
Weighted average shares outstanding - diluted	39,830	40,528	39,558

Net income per share attributable to Newport Corporation:
Basic	$0.79	$0.88	$0.40
Diluted	$0.78	$0.87	$0.39

For 2015, 2014 and 2013, 1.0 million, 0.6 million and 1.3 million stock options and/or stock appreciation rights, respectively, were excluded from the computations of diluted net income per share, as their exercise prices (or base values) exceeded the average market price of the Company’s common stock during such periods, and their inclusion would have been antidilutive.

NOTE 9        COMMITMENTS AND CONTINGENCIES

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

Future minimum rental commitments under the terms of these leases at January 2, 2016 were as follows:

	Capital	Operating	Total
(In thousands)	Leases	Leases	Obligations
Payments Due By Period:
2016	$16	$10,550	$10,566
2017	14	8,875	8,889
2018	7	7,997	8,004
2019	—	7,167	7,167
2020	—	6,177	6,177
Thereafter	—	6,518	6,518

Total minimum payments	37	$47,284	$47,321

Less amount representing interest	(1)
Present value of obligation	$36

The Company has subleased one of its facilities under a non-cancelable sublease.  Future minimum rentals to be received under such sublease as of January 2, 2016 were as follows:

Operating
(In thousands)	Leases
Payments Due By Period:
2016	$345
2017	427
2018	488
2019	494
Total minimum sublease payments	$1,754

Rental expense, net of sublease income, under all leases totaled $10.0 million, $10.0 million and $11.5 million for 2015, 2014 and 2013, respectively.

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

At the time of the Company’s acquisition of Spectra-Physics, it established a reserve to cover known costs relating to this site for which it was liable, the balance of which was immaterial at January 2, 2016 and January 3, 2015.  The Company is currently unaware of any material future expenses associated with this site for which the Company will be liable.

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement.  Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations as of January 2, 2016 and January 3, 2015.

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

NOTE 10      INCOME TAXES

United States and foreign income before income taxes were as follows:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
United States	$16,332	$17,208	$2,377
Foreign	26,734	30,472	19,059
	$43,066	$47,680	$21,436

The income tax provisions based on income were as follows:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Current:
Federal	$4,699	$6,017	$4,973
State	169	1,205	546
Foreign	6,862	5,865	4,662
	11,730	13,087	10,181
Deferred:
Federal	(705)	(478)	(5,249)
State	2,097	(105)	283
Foreign	(1,177)	6	483
	215	(577)	(4,483)
	$11,945	$12,510	$5,698

The income tax provisions that were based on income differs from the amount obtained by applying the statutory tax rate as follows:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Income tax provision at statutory rate	$15,073	$16,688	$7,503
Increase (decrease) in taxes resulting from:
Non-deductible expenses	71	156	490
State tax, net of federal benefit	523	1,084	429
Foreign rate variance	(4,186)	(3,881)	(1,135)
Income tax credits	(725)	(783)	(1,636)
Valuation allowance	102	229	(873)
Tax contingency	356	(695)	(114)
Other, including deferred tax adjustment, net	731	(288)	1,034
	$11,945	$12,510	$5,698

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred taxes were as follows:

	January 2,	January 3,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,485	$2,053
Accruals and reserves not currently deductible	20,135	18,529
Tax credit carryforwards	1,740	1,817
Other basis differences	10,037	9,929
Total gross deferred tax assets	35,397	32,328
Valuation allowance	(3,239)	(2,480)
Total deferred tax assets	32,158	29,848

Deferred tax liabilities:
Intangible assets	15,626	14,642
Property and equipment	4,806	3,169
Other basis differences	439	583
Total deferred tax liabilities	20,871	18,394
Net deferred tax assets	$11,287	$11,454

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

As of January 2, 2016, the Company could not determine that it is more likely than not that deferred tax assets related to domestic unrealized losses, certain domestic and foreign net operating loss carryforwards and other miscellaneous foreign deferred tax assets would be realized.  Therefore, the Company has maintained a valuation allowance of $3.2 million against its domestic and certain foreign subsidiaries’ deferred tax assets.

At January 2, 2016, the Company had gross state and foreign net operating loss carryforwards totaling approximately $18.3 million and $18.2 million, respectively.  State net operating loss carryforwards begin to expire in 2016, net operating losses of the Company’s subsidiary in Romania begin to expire in 2019, and a majority of the remaining foreign net operating loss carryforwards may be carried forward indefinitely.

At January 2, 2016, the Company had federal and state income tax credit carryforwards of $13.4 million and $13.1 million, respectively.  Certain unused federal carryforwards will begin to expire in 2020 and will continue to expire in future years if not fully utilized.  The state carryforwards do not expire.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized.  When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions.  Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.  During the years ended January 2, 2016 and January 3, 2015, the Company realized $3.1 million and $6.4 million, respectively, of such excess tax benefits and, accordingly, recorded a corresponding increase in capital in excess of par value.  As of January 2, 2016, the Company had $10.8 million of unrealized excess tax benefits associated with share-based compensation.  These tax benefits, if and when realized, will be accounted for as an increase in capital in excess of par value rather than as a reduction in the provision for income taxes.

If the Company has an “ownership change” as defined under the Internal Revenue Code, utilization of its net operating loss and tax credit carryforwards may be subject to an annual limitation against taxable income in future periods.

Undistributed earnings of the Company’s historic and acquired foreign subsidiaries for which no federal or state liability has been recorded totaled $59.6 million and $46.7 million at January 2, 2016 and January 3, 2015, respectively.  These undistributed earnings are considered to be indefinitely reinvested.  Accordingly, no provision for federal and state income taxes or foreign withholding taxes has been provided on such undistributed earnings. Determination of the potential amount of unrecognized deferred federal and state income tax liability and foreign withholding taxes is not practicable because of the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the federal liability.

As of January 2, 2016, the Company had $18.4 million of gross unrecognized tax benefits and a total of $14.6 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of January 2, 2016.  The Company believes that gross unrecognized tax benefits may decrease by $1.5 million over the next twelve months.

As of January 3, 2015, the Company had $17.6 million of gross unrecognized tax benefits and a total of $14.3 million of net unrecognized tax benefits, which, if recognized, would affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits were not significant as of January 3, 2015.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Unrecognized tax benefits at beginning of year	$17,612	$17,429	$15,173
Gross increases for tax positions of prior years	542	236	832
Gross decrease for tax positions of prior years	—	(942)	—
Gross increases for tax positions of current year	1,156	1,558	2,509
Settlements	(571)	(492)	—
Lapse of statute of limitations	(343)	(177)	(1,085)
Unrecognized tax benefits at end of year	$18,396	$17,612	$17,429

The Company and its subsidiaries file income tax returns in the United States and various state, local and foreign jurisdictions.  The tax years that remain subject to examination by significant jurisdiction are as follows:

U.S. Federal	2012 through current periods
California	2011 through current periods
France	2013 through current periods
Germany	2010 through current periods
Japan	2009 through current periods
Israel	2012 through current periods

The use of net operating losses in the United States in future periods could trigger a review of attributes and other tax matters in years that are not otherwise subject to examination, beginning with the 2003 tax year.

NOTE 11      STOCKHOLDERS’ EQUITY TRANSACTIONS

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

During 2015, the Company repurchased 1.7 million shares for a total of $27.9 million, and during 2014, the Company repurchased 0.6 million shares for a total of $10.3 million, under this program.  No purchases were made under this program during 2013.  As of January 2, 2016, 1.7 million shares remained available for purchase under the program.

In 2015, 2014 and 2013, the Company cancelled 0.2 million, 0.1 million and 0.1 million shares of common stock underlying restricted stock units, respectively, in payment by employees of taxes owed upon the vesting of restricted stock units issued to them under the Company’s stock incentive plans.  The value of these shares totaled $3.4 million, $2.9 million and $2.0 million, respectively, at the time they were cancelled.

NOTE 12      FAIR VALUE MEASUREMENTS

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

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of January 2, 2016.

(In thousands)

		Fair Value Measurements at Reporting Date Using
Description	January 2, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$721	$721	$—	$—
Derivatives:
Option contracts	125	—	125	—
Funds in investments and other assets:
Israeli pension funds	11,599	—	11,599	—
German group insurance contracts	5,719	—	5,719	—
	17,318	—	17,318	—
	$18,164	$721	$17,443	$—

Liabilities:
Derivatives:
Option contracts	$142	$—	$142	$—

The Company’s assets measured at fair value on a recurring basis are categorized in the table below based upon their level within the fair value hierarchy as of January 3, 2015.

(In thousands)

		Fair Value Measurements at Reporting Date Using
Description	January 3, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted Cash	$1,704	$1,704	$—	$—
Marketable securities:
Money market funds	7	7	—	—
Certificates of deposit	50	—	50	—
	57	7	50	—
Derivatives:
Option contracts	103	—	103	—
Funds in investments and other assets:
Israeli pension funds	11,090	—	11,090	—
German group insurance contracts	6,140	—	6,140	—
	17,230	—	17,230	—
	$19,094	$1,711	$17,383	$—
Liabilities:
Derivatives:
Option contracts	$921	$—	$921	$—

The Company’s other financial instruments include short-term borrowings and long-term debt.  The fair value of these financial instruments was estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.  The estimated fair values of these financial instruments were as follows:

	January 2, 2016		January 3, 2015
	Carrying		Carrying
(In thousands)	Amount	Fair Value	Amount	Fair Value
Short-term borrowings	$3,121	$3,121	$3,772	$3,772
Long-term debt	$74,247	$73,908	$71,000	$69,761

NOTE 13      EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors certain 401(k) defined contribution plans.  Generally, all U.S. employees are eligible to participate in and contribute to one of these plans.  The Company makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation.  Expense recognized for the plans totaled $5.4 million, $5.0 million and $4.8 million for 2015, 2014 and 2013, respectively.

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

January 2, 2016, January 3, 2015 and December 28, 2013 serve as the measurement dates for the respective amounts shown below.  Net periodic benefit costs for the plans in aggregate included the following components:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Service cost	$2,243	$2,227	$2,692
Interest cost on projected benefit obligations	478	688	653
Expected return on plan assets	(175)	(277)	(207)
Amortization of net loss	299	102	240
	$2,845	$2,740	$3,378

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) included the following components:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Net actuarial (gain) loss	$(410)	$2,558	$(609)
Amortization of net loss	(299)	(102)	(240)
Total recognized in other comprehensive (income) loss	(709)	2,456	(849)
Total recognized in net periodic benefit costs and other comprehensive (income) loss	$2,136	$5,196	$2,529

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

	January 2,	January 3,
(In thousands)	2016	2015
Change in projected benefit obligations:
Projected benefit obligations, beginning of year	$36,998	$36,426
Liabilities assumed through acquisition	—	293
Service cost	2,243	2,227
Interest cost	478	688
Actuarial (gain) loss	(529)	4,155
Benefits paid	(1,460)	(2,087)
Currency translation adjustments	(1,289)	(4,704)
Projected benefit obligations, end of year	36,441	36,998
Change in plan assets:
Fair value of plan assets, beginning of year	8,134	9,198
Company contributions	582	415
Gain on plan assets	56	24
Benefits paid	(241)	(525)
Currency translation adjustments	(228)	(978)
Fair value of plan assets, end of year	8,303	8,134
Funded status	$(28,138)	$(28,864)

Amounts recognized in the balance sheet:
Current portion of pension liabilities	$(295)	$(310)
Pension liabilities	(27,843)	(28,554)
Net amount recognized	$(28,138)	$(28,864)

Amounts recognized in accumulated comprehensive loss:
Net actuarial loss	$5,705	$6,723
Income tax impact	(1,559)	(1,868)
Accumulated other comprehensive loss	$4,146	$4,855

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $11.6 million and $11.1 million and vested benefit obligations of $13.4 million and $12.5 million being reported on a gross basis as of January 2, 2016 and January 3, 2015, respectively.  Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis.  As January 3, 2015, all other plans were underfunded and had combined assets of $8.1 million and combined projected benefit obligations of $24.5 million.  As January 2, 2016, all other plans were underfunded and had combined assets of $8.3 million and combined projected benefit obligations of $23.1 million.

At January 2, 2016, the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $36.4 million, $33.9 million and $8.3 million, respectively.  At January 3, 2015, the aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets were $37.0 million, $34.7 million and $8.1 million, respectively.

At January 2, 2016, the estimated benefit payments for the next 10 years were as follows:

Estimated
Benefit
(In thousands)	Payments
2016	$1,553
2017	1,530
2018	2,242
2019	1,449
2020	1,439
2021-2026	16,469
$24,682

The Company expects to contribute $1.6 million to the plans during 2016.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	January 2,	January 3,	December 28,
	2016	2015	2013
Discount rate	1.37%	1.96%	1.87%
Rate of increase in salary levels	1.56%	1.58%	1.67%
Expected long-term rate of return on assets	2.64%	1.83%	1.89%

The weighted-average rates used to determine projected benefit obligations for the respective periods were as follows:

	January 2,	January 3,
	2016	2015
Discount rate	1.35%	1.37%
Rate of increase in salary levels	1.52%	1.56%
Expected long-term rate of return on assets	1.95%	2.64%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	January 2, 2016		January 3, 2015
(Amounts in thousands)	Amount	Percentage	Amount	Percentage
Cash	$813	10%	$764	9%
Bonds	1,232	15	1,230	15
Equity securities	742	9	1,051	13
Insurance contracts	5,516	66	5,089	63
	$8,303	100%	$8,134	100%

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

Other Pension-Related Assets

As of January 2, 2016 and January 3, 2015, the Company had assets with an aggregate market value of $5.7 million and $6.1 million, respectively, which it has set aside in connection with its German pension plans.  These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws.  The German contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.25%, depending on the contract.  Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above.  However, the Company has designated such assets to pay pension benefits.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

The Company’s Israeli plans are accounted for using the shut-down method of accounting.  As a result, plan assets are reported separate from the net underfunded pension liability and were not included in the Company’s plan assets shown above.  The Israeli assets are invested in government regulated pension funds, which invest primarily in bonds.  As of January 2, 2016 and January 3, 2015, the aggregate market value of these assets was $11.6 million and $11.1 million, respectively.  Such assets are included in investments and other assets in the accompanying consolidated balance sheets.

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

NOTE 14      BUSINESS SEGMENT INFORMATION

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

The Lasers Group offers a broad array of laser technology products and services to OEM and end-user customers across a wide range of applications and markets, including the microelectronics, scientific research, life and health sciences and industrial markets.  The lasers and laser-based systems include ultrafast lasers and amplifiers, diode-pumped solid-state lasers, high-energy pulsed lasers, tunable lasers and fiber lasers.

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

Selected segment financial information for the Company’s reportable segments for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

	Photonics	Lasers	Optics
(In thousands)	Group	Group	Group	Total
Year ended January 2, 2016
Sales to external customers	$249,277	$192,832	$160,582	$602,691
Depreciation and amortization	$3,574	$5,094	$7,526	$16,194
Segment income	$62,302	$17,607	$16,175	$96,084
Segment assets	$182,529	$164,918	$135,082	$482,529
Expenditures for long-lived assets	$5,314	$2,271	$7,752	$15,337

Year ended January 3, 2015
Sales to external customers	$245,710	$193,032	$166,408	$605,150
Depreciation and amortization	$4,236	$3,992	$7,338	$15,566
Segment income	$55,664	$25,508	$17,446	$98,618
Segment assets	$202,103	$148,380	$124,512	$474,995
Expenditures for long-lived assets	$3,499	$4,592	$7,431	$15,522

Year ended December 28, 2013
Sales to external customers	$230,303	$165,788	$163,963	$560,054
Depreciation and amortization	$4,035	$3,534	$8,236	$15,805
Segment income	$49,984	$18,746	$11,748	$80,478
Segment assets	$200,584	$111,651	$123,781	$436,016
Expenditures for long-lived assets	$3,561	$2,341	$6,328	$12,230

The following reconciles segment income to consolidated income before income taxes:

	Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Segment income	$96,084	$98,618	$80,478
Unallocated operating expenses	(47,607)	(44,940)	(44,472)
Loss on sale or other disposal of assets, net	(1,088)	(1,913)	(4,725)
Loss on extinguishment of debt	—	—	(3,355)
Interest expense	(2,314)	(2,358)	(5,464)
Other expense, net	(2,009)	(1,727)	(1,026)
Consolidated income before income taxes	$43,066	$47,680	$21,436

The following reconciles segment depreciation and amortization, total assets and expenditures to consolidated amounts:

	As of or for the Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Depreciation and amortization for reportable segments	$16,194	$15,566	$15,805
Depreciation and amortization for assets held at corporate	12,161	12,570	14,673
Total depreciation and amortization	$28,355	$28,136	$30,478

Assets of reportable segments	$482,529	$474,995	$436,016
Assets held at corporate, primarily cash and cash equivalents and property and equipment	94,114	104,932	129,213
Total assets	$576,643	$579,927	$565,229

Expenditures for long-lived assets for reportable segments	$15,337	$15,522	$12,230
Expenditures for long-lived assets held at corporate	4,335	8,438	4,089
Total expenditures for long-lived assets	$19,672	$23,960	$16,319

Selected financial information for the Company’s operations by geographic area is presented in the table below.  The table below reflects the Company’s net sales by geographic region.  Sales are attributed to each location based on the customer’s address to which the product is shipped.

	As of or for the Year Ended
	January 2,	January 3,	December 28,
(In thousands)	2016	2015	2013
Geographic area net sales:
United States	$231,453	$230,807	$218,298
Germany	66,246	81,859	75,119
Other European countries	90,853	87,404	81,178
Greater China	64,617	55,158	45,851
Other Pacific Rim countries	105,551	107,854	101,689
Rest of world	43,971	42,068	37,919
	$602,691	$605,150	$560,054
Geographic area long-lived assets:
United States	$47,068	$45,205
Israel	20,074	21,834
Europe	13,728	13,074
Rest of world	2,576	2,680
	$83,446	$82,793

NOTE 15      SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended January 2, 2016:
Net sales	$156,655	$147,977	$147,560	$150,499
Gross profit	$70,281	$63,919	$62,427	$65,893
Net income	$8,664	$5,770	$7,103	$9,584
Basic income per share attibutable to Newport Corporation (1)	$0.22	$0.15	$0.18	$0.25
Diluted income per share attibutable to Newport Corporation (1)	$0.21	$0.14	$0.18	$0.24

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Year Ended January 3, 2015:
Net sales	$146,890	$153,232	$146,299	$158,729
Gross profit	$65,459	$69,888	$65,965	$69,444
Net income attibutable to Newport Corporation	$7,886	$8,952	$9,470	$8,750
Basic income per share attibutable to Newport Corporation (1)	$0.20	$0.22	$0.24	$0.22
Diluted income per share attibutable to Newport Corporation (1)	$0.19	$0.22	$0.23	$0.22

(1)         Per share data was computed independently for each of the quarters presented.  Therefore, the sum of the quarterly per share information may not equal the annual income per share.

NOTE 16      SUBSEQUENT EVENT

On February 22, 2016, the Company entered into an agreement and plan of merger (Merger Agreement) with MKS and its wholly owned subsidiary, PSI Equipment, Inc. (Merger Sub), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of MKS (the Merger), subject to the terms and conditions of the Merger Agreement.  The completion of the Merger is subject to customary closing conditions, including the adoption and approval of the Merger Agreement by an affirmative vote of the holders of at least a majority of the outstanding shares of the Company’s common stock, and the receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and certain foreign antitrust approvals.  The Company expects that the Merger will be completed during the second quarter of 2016, subject to the satisfaction of all closing conditions.

If the Merger is consummated, (i) each share of the Company’s common stock that is issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $23.00 in cash, without interest; (ii) each restricted stock unit that is outstanding immediately prior to the effective time of the Merger and as to which shares have not been fully distributed in connection with the closing of the Merger will be assumed by MKS and converted into a restricted stock unit of MKS having an equivalent value based on the consideration paid by MKS in connection with the Merger; and (iii) each stock appreciation right that is outstanding immediately prior to the effective time of the Merger will be assumed by MKS and converted into a stock appreciation right of MKS having an equivalent value based on the consideration paid by MKS in connection with the Merger, on the terms and subject to the conditions set forth in the Merger Agreement.  All assumed and converted restricted stock units and stock appreciation rights will continue to be subject to the same terms and conditions (including vesting schedule) as in effect immediately prior to the Merger.

Pursuant to the Merger Agreement, the Company is subject to certain restrictions on its business activities, including limits on capital expenditures above a specified level, the making of loans and investments in third parties, and the incurrence of indebtedness, all of which apply during the period from February 22, 2016 through the consummation of the Merger.  Prior to the receipt of approval of the Merger Agreement by the Company’s stockholders, the Company may terminate the Merger Agreement to enter into an agreement relating to an alternative acquisition proposal from a third party if the Company’s Board of Directors determines that such proposal is more favorable from a financial point of view to the Company’s stockholders as compared with the Merger, provided, among other things, that the Company complies in all material respects with certain obligations in the Merger Agreement and pays MKS a termination fee of $32.6 million.  The Company is obligated to pay such termination fee in the event of termination of the Merger Agreement under certain other circumstances, as set forth in the Merger Agreement.

In connection with the Merger Agreement, each of the Company’s directors and executive officers executed a stockholder agreement with MKS (Stockholder Agreements).  Each Stockholder Agreement (i) requires the applicable stockholder to vote such stockholder’s shares in favor of (and to grant a proxy to MKS to vote in favor of) adoption and approval of the Merger Agreement and to vote against the approval or adoption of any alternative acquisition proposal, and (ii) prohibits the applicable stockholder from transferring such stockholder’s shares, each subject to the exceptions described in the Stockholder Agreement.  The Stockholder Agreements will terminate upon the effective time or the earlier termination of the Merger Agreement.

NEWPORT CORPORATION

Schedule II

Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs	Other Charges Add/Deduct (1)	Balance at End of Period
Year Ended January 2, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,242	$341	$—	$(143)	$(144)	$1,296

Year Ended January 3, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,441	$587	$—	$(436)	$(350)	$1,242

Year Ended December 28, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,548	$404	$—	$(493)	$(18)	$1,441

(1)         Amounts include the effect of exchange rate changes on translating valuation accounts of foreign subsidiaries in accordance with ASC 830, Foreign Currency Matters and certain reclassifications between balance sheet accounts.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of February 22, 2016, between the Registrant, MKS Instruments, Inc., and PSI Equipment, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

3.1

Restated Articles of Incorporation of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010).

3.2

Amended and Restated Bylaws of the Company, as adopted by the Board of Directors of the Company effective as of August 16, 2010 and amended on December 17, 2014, August 18, 2015 and February 22, 2016 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

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

Exhibit Number	Description of Exhibit

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

10.15*

Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.16*

Form of Restricted Stock Unit Award Agreement (with time-based vesting) used under the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.17*

Form of Stock Appreciation Right Award Agreement used under the 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011).

10.18*

Second Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 4, 2012).

10.19*

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

10.23

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

10.24

Amendment No. 1, dated as of December 20, 2013, to Credit Agreement dated as of July 18, 2013, among Newport Corporation, as borrower, the lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2013).

10.25

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

10.27*

Form of Stockholder Agreement entered into between each of the Registrant’s executive officers and directors, as a stockholder, and MKS Instruments, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016).

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