Form 10-K/A
period 2016-01-02
NEWPORT CORP
filed 2016-03-24
CIK 225263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment) amends the Annual Report on Form 10-K for the fiscal year ended January 2, 2016 of Newport Corporation (Newport), originally filed with the Securities and Exchange Commission (SEC) on March 2, 2016 (Original Filing).  On February 22, 2016, we entered into an agreement and plan of merger (Merger Agreement) with MKS Instruments, Inc. (MKS) and its wholly owned subsidiary, PSI Equipment, Inc. (Merger Sub), pursuant to which Merger Sub will merge with and into Newport, with Newport surviving the merger as a wholly owned subsidiary of MKS (Merger), subject to the terms and conditions of the Merger Agreement.  We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because, due to the currently expected timing of the completion of the acquisition of Newport by MKS, we no longer expect to file a definitive proxy statement involving the election of our directors within 120 days of the end of our fiscal year ended January 2, 2016.  Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Securities Exchange Act of 1934 (Exchange Act).

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 2, 2016.

i

ii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors

Members of the Board

The following individuals are currently serving on our Board of Directors:

Name	Principal Occupation	Age	Director Since

Christopher Cox	Partner, Morgan, Lewis & Bockius, LLP; President, Morgan Lewis Consulting LLC	63	2011

Siddhartha C. Kadia	President and Chief Executive Officer, EAG, Inc. (Evans Analytical Group)	46	2014

Oleg Khaykin	President and Chief Executive Officer, Viavi Solutions, Inc.	51	2010

Robert J. Phillippy	President and Chief Executive Officer, Newport Corporation	55	2007

Kenneth F. Potashner	Independent Investor	58	1998

Peter J. Simone	Independent Consultant	68	2003

Christopher Cox was appointed to the Board in November 2011.  Mr. Cox is a partner in the Business and Finance practice of Morgan, Lewis & Bockius, LLP, an international law firm, and President of the firm’s subsidiary, Morgan Lewis Consulting LLC, an international legal consulting firm.  From July 2009 to November 2014, Mr. Cox was a partner in the Corporate Practice Group of Bingham McCutchen LLP, an international law firm, and from July 2011 to November 2014, he also served as President of the firm’s subsidiary, Bingham Consulting LLC, an international legal consulting firm.  Bingham combined with Morgan Lewis in November 2014.  Prior to joining Bingham, from August 2005 to January 2009, he served as the 28th Chairman of the Securities and Exchange Commission.  From 1994 to 2005, Mr. Cox served in the elected majority leadership of the U.S. House of Representatives. He was first elected to Congress in 1988, and during his career served as Chairman of the Committee on Homeland Security following the September 11, 2001 attacks; Chairman of the Select Committee on U.S. National Security and Military/Commercial Concerns with the People’s Republic of China; Chairman of the House Policy Committee; Chairman of the Task Force on Capital Markets; Chairman of the Task Force on Budget Process Reform; and Co-Chairman of the Bipartisan Study Group on Enhancing Multilateral Export Controls.  From 1986 to 1988, Mr. Cox served as a White House counsel to President Ronald Reagan. Previously, he had been a partner in the international law firm of Latham & Watkins, specializing in corporate and securities matters, and a member of the faculty of Harvard Business School, where he taught federal income tax.  Mr. Cox also serves on the boards of directors of two private companies.  Mr. Cox brings to the Board extensive experience in international business, capital markets and corporate governance matters, and extensive knowledge of the global defense and security industry.

Siddhartha C. Kadia was appointed to the Board in December 2014.  Since April 2014, Dr. Kadia has served as President and Chief Executive Officer, and as a director, of EAG, Inc. (Evans Analytical Group), a leading global provider of high-precision laboratory testing, evaluation and analytical services.  Prior to joining EAG, Inc., Dr. Kadia was employed by Life Technologies Corporation, a global biotechnology company, from July 2008 to February 2014, holding a number of management positions, most recently President of the Life Sciences Division from April 2013 to February 2014, President of Life Technologies Greater China from April 2011 to April 2013, President of Life Technologies Japan Ltd. from July 2009 to April 2011 and Chief Marketing Officer from July 2008 to June 2009.  From July 2005 to July 2008, Dr. Kadia served in numerous roles at Invitrogen Corporation, a biotechnology company that was merged with Applied Biosystems, Inc. in 2008 to form Life Technologies, including most recently as Vice President of Global Marketing and eBusiness from July 2007 to July 2008.  Before joining Invitrogen Corporation, Dr. Kadia was a management consultant at McKinsey & Company, a leading global consulting firm, where he worked with life and health sciences companies in the U.S. and Europe on a wide range of strategic and operational matters.  Dr. Kadia served on the board of directors of Volcano Corporation, a medical technology company, from March 2013 until the company was acquired by Royal Philips N.V. in February 2015.  Dr. Kadia brings to the Board extensive leadership experience in the life and health sciences industry, and significant expertise in growing businesses in the Asia Pacific region.

Oleg Khaykin was appointed to the Board in September 2010.  Mr. Khaykin currently serves as President and Chief Executive Officer, and as a director, of Viavi Solutions, Inc., a leading provider of network and service enablement solutions, anti-counterfeiting solutions for currency authentication, and optical products for commercial and government applications.  Prior to joining Viavi, he served as a senior advisor to Silver Lake Partners, a private equity firm focused on technology investments from January 2015 to January 2016.  Mr. Khaykin served as President and Chief Executive Officer, and as a director, of International Rectifier Corporation, a leader in the design, manufacture, and marketing of power management semiconductors for industrial, computing, consumer, automotive, and high reliability applications, from March 2008 until the company was acquired by Infineon Technologies AG in January 2015.  From January 2006 until February 2008, he served as Executive Vice President and Chief Operating Officer of Amkor Technology, Inc., a leading provider of semiconductor assembly and test services, having joined Amkor in May 2003 as Executive Vice President of Strategy and Business Development.  Prior to joining Amkor, Mr. Khaykin was employed by Conexant Systems Inc. and its spin-off, Mindspeed Technologies Inc., where he held positions of increasing responsibilities from 1999 to 2003, most recently as Vice President of Strategy and Business Development from June 1999 until May 2003. Prior to Conexant, he was with the Boston Consulting Group, a leading international strategy and general management consulting firm, where he worked with many European and U.S. firms on a broad range of business and management issues.  Mr. Khaykin brings to the Board extensive experience in strategy development and international operations and in the management and operation of technology companies, particularly in the microelectronics industry, and is an “audit committee financial expert” as defined by the regulations promulgated by the Securities and Exchange Commission.

Robert J. Phillippy joined Newport in April 1996 as Vice President and General Manager of the Science and Laboratory Products Division.  In August 1999, he was appointed to the position of Vice President and General Manager of the U.S. operations of our Industrial and Scientific Technologies Division (now a part of our Photonics Group).  In July 2004, Mr. Phillippy was appointed as President and Chief Operating Officer, and in September 2007, he was appointed as President and Chief Executive Officer and as a member of the Board.  Prior to joining Newport, Mr. Phillippy was Vice President of Channel Marketing at Square D Company (now a division of Schneider Electric), an electrical equipment manufacturer, from 1994 to 1996.  He joined Square D Company in 1984 as a sales engineer and held various sales and marketing management positions with that company prior to his appointment as Vice President in 1994.  Mr. Phillippy brings to the Board his extensive knowledge of our business, operations and markets from his roles with Newport, as well as extensive experience in the management and operation of technology companies.

Kenneth F. Potashner was elected to the Board in 1998.  He served as the Board’s Lead Independent Director from August 2003 to August 2006.  In September 2007, Mr. Potashner was appointed as Chairman of the Board.  From May 2003 to present, Mr. Potashner has been an independent investor.  From March 2012 to January 2014, he held the position of Executive Chairman at Parametric Sound Corporation, a provider of audio solutions, and he served on that company’s board of directors from December 2011 to May 2014.  From 1996 to May 2003, he was Chairman of the Board of Directors of Maxwell Technologies, Inc., a manufacturer of ultracapacitors, microelectronics and high voltage capacitors, and he also served as President and Chief Executive Officer of Maxwell Technologies from 1996 to October 1998.  From November 1998 to August 2002, Mr. Potashner was President, Chief Executive Officer and Chairman of SONICblue Incorporated (formerly S3 Incorporated), a supplier of digital media appliances and services.  Mr. Potashner was Executive Vice President and General Manager of Disk Drive Operations for Conner Peripherals, a manufacturer of storage systems, from 1994 to 1996.  From 1991 to 1994, he was Vice President, Worldwide Product Engineering for Quantum Corporation, a manufacturer of disk drives.  From 1981 to 1991, he held various engineering management positions with Digital Equipment Corporation, a manufacturer of computers and peripherals, culminating with the position of Vice President of Worldwide Product Engineering in 1991.  Mr. Potashner also serves on the boards of directors of several private companies.  Mr. Potashner brings to the Board extensive experience in the management and operation of technology companies, particularly in the microelectronics industry.

Peter J. Simone was appointed to the Board in March 2003.  Mr. Simone currently serves as an independent consultant to several venture capital firms and venture-funded private companies.  Mr. Simone was Executive Chairman of SpeedFam-IPEC, Inc., a semiconductor equipment company, from June 2001 to December 2002 when it was acquired by Novellus Systems, Inc.  He served as a director of and a consultant to Active Controls eXperts, Inc. (“ACX”), a leading supplier of precision motion control and smart structures technology, from January 2000 to August 2000, and was President and a director of ACX from August 2000 to February 2001 when it was acquired by Cymer, Inc.  He served as President, Chief Executive Officer and director of Xionics Document Technologies, Inc., a provider of embedded software solutions for printer and copier manufacturers, from April 1997 until Xionics’ merger with Oak Technology, Inc. in January 2000.  Mr. Simone’s previous experience includes seventeen years with GCA Corporation, a manufacturer of semiconductor photolithography capital equipment, holding various management positions including President and director.  Mr. Simone also serves on the boards of directors of several other private and public companies.  Mr. Simone brings to the Board extensive experience in the management and operation of technology companies, particularly in the microelectronics industry, and is an “audit committee financial expert” as defined by the regulations promulgated by the Securities and Exchange Commission.

Other Directorships

Mr. Cox does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Dr. Kadia previously served on the board of directors of one other publicly reporting company, Volcano Corporation, from March 2013 to February 2015.  Dr. Kadia does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Khaykin currently serves on the board of directors of one other publicly reporting company, Viavi Solutions, Inc.  Mr. Khaykin previously served on the boards of directors of two other publicly reporting companies, International Rectifier Corporation from March 2008 to January 2015, and Zarlink Semiconductor, Inc. from November 2007 to October 2011.  Mr. Khaykin does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Phillippy currently serves on the board of directors of one other publicly reporting company, ESCO Technologies Inc.  Mr. Phillippy does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Potashner previously served on the board of directors of one other publicly reporting company, Parametric Sound Corporation from 2011 to 2014.  Mr. Potashner does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Mr. Simone currently serves on the boards of directors of two other publicly reporting companies, Monotype Imaging, Inc. and Veeco Instruments, Inc.  Mr. Simone previously served on the boards of directors of two additional publicly reporting companies, Cymer, Inc. from 1993 to 2013, and Inphi Corporation from 2010 to 2013.  Mr. Simone does not currently serve, and during the past five years has not served, on the board of directors of any other publicly reporting company or investment company.

Audit Committee

Our Board has a standing Audit Committee, which is comprised of three directors.  The current members are Messrs. Simone (Chairman) and Khaykin and Dr. Kadia.  None of the members of the Audit Committee are or have been our officers or employees, and each member qualifies as an independent director as defined by Rules 5605(a)(2) and (c)(2) of the Nasdaq Listing Rules and Section 10A(m) of the Exchange Act and Rule 10A-3 thereunder.  The Board has determined that Messrs. Khaykin and Simone are “audit committee financial experts” as defined by the regulations promulgated by the Securities and Exchange Commission.

Executive Officers

We currently have five executive officers who serve at the pleasure of our Board and are elected on an annual basis:

Name	Age	Title

Robert J. Phillippy	55	President and Chief Executive Officer

Charles F. Cargile	51	Senior Vice President, Chief Financial Officer and Treasurer

Jeffrey B. Coyne	49	Senior Vice President, General Counsel and Corporate Secretary

David J. Allen	61	Senior Vice President and General Manager, Lasers Group

Dennis L. Werth	61	Senior Vice President and General Manager, Photonics Group

Mr. Phillippy’s biography is presented on page 2.  The biographies of our other executive officers are set forth below.

Charles F. Cargile joined us in October 2000 as Vice President and Chief Financial Officer.  In July 2004, he was appointed Senior Vice President.  He has also served as Treasurer since April 2013 and previously from February 2005 until April 2010.  Prior to joining us, Mr. Cargile was Vice President, Finance and Corporate Development for York International Corporation (now a division of Johnson Controls, Inc.), a manufacturer of air conditioning and refrigeration products.  He joined York in November 1998, and served in a number of executive positions, including Corporate Controller and Chief Accounting Officer, until his promotion to Vice President, Finance and Corporate Development in February 2000.  Prior to joining York, Mr. Cargile was employed by Flowserve Corporation, a global company engaged in the design, manufacture, distribution and service of industrial flow management equipment, in various positions, most recently as Corporate Controller and Chief Accounting Officer from February 1995 to November 1998.

Jeffrey B. Coyne joined us in June 2001 as Vice President, General Counsel and Corporate Secretary.  In July 2004, he was appointed Senior Vice President, with responsibility for human resources in addition to legal affairs.  Prior to joining us, Mr. Coyne was a partner in the Corporate and Securities Law Department of Stradling Yocca Carlson & Rauth, from January 2000 to June 2001, and was an associate attorney at such firm from February 1994 to December 1999.  From November 1991 to February 1994, Mr. Coyne was an associate attorney at Pillsbury Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP), an international law firm.  Mr. Coyne is a member of the State Bar of California and the Orange County Bar Association.

David J. Allen joined us in March 2007 as Vice President and General Manager of our Lasers Division.  In May 2012, he was appointed as Senior Vice President, and he now holds the position of Senior Vice President and General Manager of our Lasers Group.  Prior to joining us, from October 1999 to July 2006, Mr. Allen was employed by Agilent Technologies, Inc., a global provider of measurement and analytical instrumentation, and Avago Technologies, Inc., a company which was formed in December 2005 by the spin-off of Agilent’s semiconductor products division.  During such time, he held a number of management positions, most recently serving as Vice President and General Manager, Fiber Optics Products Division from April 2004 to July 2006, as Vice President and General Manager, Networking Solutions Business Unit from November 2003 to December 2005, and as Vice President and General Manager, Personal Systems Business Unit from November 2001 to October 2003.  Prior to his positions with Agilent and Avago, Mr. Allen held various management positions at Hewlett-Packard Company from December 1984 to October 1999.  Prior to joining Hewlett-Packard Company, Mr. Allen held various sales positions at General Electric Company.

Dennis L. Werth joined us in July 2004, serving as Senior Director and General Manager of the Oriel Instruments business, which we acquired as a part of our acquisition of Spectra-Physics, until February 2005.  From February 2005 to January 2013, Mr. Werth served as Vice President of the Precision Components and Systems Business of our former Photonics and Precision Technologies Division.  In January 2013, in connection with the realignment of our operating groups, he was appointed as Senior Vice President and General Manager of our Photonics Group, which includes the Precision Components and Systems Business and the photonics businesses of our former Ophir Division.  Prior to joining Oriel Instruments in January 2004, Mr. Werth was the Chief Operating Officer of Isowave, a supplier of advanced optical materials and fiber optic components serving the telecommunications and R&D markets, from July 2001 to December 2003.  From November 1996 to June 2001, he served as Business Segment Leader, Electronic Components and Electronic Article Surveillance, at Allied Signal, Inc., a diversified manufacturer, which merged with Honeywell, Inc. in 1999.  Prior to joining Allied Signal, from May 1985 to June 1996, Mr. Werth held various management positions of increasing responsibility at Amoco Corporation, most recently serving as Vice President of Marketing and Business Development of that company’s ATx Telecom Systems, Inc. subsidiary (formerly, Amoco Laser Company, which Mr. Werth co-founded in 1987 and which was sold to Scientific Atlanta in June 1996).

Family Relationships

There are no family relationships between any director, executive officer or person nominated or chosen to become a director or executive officer.

Code of Ethics

Our Board has adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and persons performing similar functions.  Such code of ethics consists of standards that, among other things, are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or furnish to, the Securities and Exchange Commission and/or make in other public communications; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code of ethics to our Legal Department and/or our Audit

Committee; and accountability for adherence to the code of ethics.  A copy of our code of ethics is available on our Internet site at www.newport.com/corporategovernance.  We will also provide an electronic or paper copy of the code of ethics, free of charge, upon request made to our Corporate Secretary.  If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the code of ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on our Internet site at www.newport.com/corporategovernance or, if required, in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during fiscal year 2015 or prior fiscal years, all of our officers, directors and greater than ten percent stockholders have complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about the compensation objectives and policies for our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (our “named executive officers”) to give context to the information contained in the compensation tables that follow this Compensation Discussion and Analysis.  In this Compensation Discussion and Analysis, we refer to the Compensation Committee of our Board as the “Committee,” and the terms “we,” “us,” “our” and “Newport” refer to the company.

Executive Summary

2015 Performance

During 2015, we experienced weaker market conditions in certain of our end markets and, in addition, the stronger U.S. dollar, which resulted in the translation of foreign currency denominated sales into fewer U.S. dollars, had a significant negative impact on our consolidated net sales, compared with 2014.  As a result, our net sales in 2015 were slightly lower than our net sales in 2014, despite the sales growth and market share gains we achieved in certain areas of our business.  In response to these business conditions, in the second half of 2015, we implemented cost reduction actions in certain areas of our business in order to enhance our profitability while continuing to focus on key growth initiatives.  We continued to make good progress on our strategic initiatives throughout 2015, introducing a significant number of new products, achieving new design wins for customer programs, completing the acquisition of FEMTOLASERS Produktions GmbH, and integrating that business and the V-Gen, Ltd. business into our Lasers Group.  Through execution of our strategic initiatives and our cost reduction actions, we improved our financial performance in the second half of 2015 compared with the first half of the year.  We finished 2015 with a strong financial performance in the fourth quarter, improving our profitability in that quarter compared with the fourth quarter of 2014 despite our lower sales level.

As a result of our financial performance in 2015, our named executive officers received payouts under our cash incentive plan ranging from approximately 36% to 116% of their target annual incentives for 2015, as discussed in more detail below.  We also achieved the profitability threshold established for the restricted stock unit awards granted to our executives in 2015, and so those awards will continue to vest in accordance with their time-based vesting schedule.

Compensation Philosophy

Emphasis on Pay-for-Performance.  The core of Newport’s executive compensation philosophy and practice continues to be to pay-for-performance.  Newport’s executive officers are compensated in a manner consistent with our strategy, competitive practice, sound corporate governance principles, and stockholder interests and concerns.  We believe that our compensation program is strongly aligned with the long-term interests of our stockholders.  A significant portion of each named executive officer’s total compensation is tied to the achievement of pre-established performance objectives, and for 2015, performance-based compensation accounted for approximately 51% to 63% of each named executive officer’s target total direct compensation, as follows:

•                  Our cash incentive plan provides for payouts that are 100% tied to the achievement of financial performance goals, and the payouts for all financial measures are conditioned upon the achievement of at least 90% of the minimum level for each executive’s primary profitability goal.

•                  In addition, the vesting of all restricted stock unit awards granted to our executives in 2015 was conditioned upon achievement of a profitability threshold for 2015, in addition to time-based vesting over a three-year period.

A breakdown of the elements of Mr. Phillippy’s compensation, as percentages of his target total direct compensation for 2015, is shown in Figure 1 below.  An average breakdown of the elements of compensation of our other named executive officers, as percentages of target total direct compensation for 2015, is shown in Figure 2 below.

Breakdown of Elements of 2015 Target Total Direct Compensation

Figure 1	Figure 2

In Figures 1 and 2 above, the percentages of 27% for Mr. Phillippy and 23% for all other named executive officers correspond to the target payouts under our cash incentive plan, which are 100% tied to the achievement of financial performance goals.  The percentages of 36% for Mr. Phillippy and 29% for all other named executive officers correspond to the grant date values of restricted stock units awarded to the executives in 2015, the vesting of which was conditioned upon achievement of a profitability threshold for 2015, in addition to time-based vesting over a three-year period.  The percentages of 14% for Mr. Phillippy and 12% for all other named executive officers correspond to the grant date values of stock-settled stock appreciation rights awarded to the executives in 2015, which are subject to time-based vesting over a three-year period.  The percentages of 23% for Mr. Phillippy and 36% for all other named executive officers correspond to the 2015 base salaries of the executives.

This emphasis on pay-for-performance causes our executives’ actual compensation to fluctuate with, and be commensurate with, our actual financial performance for the year.  As discussed above, our financial performance in 2015 was mixed and, as a result, most of our named executive officers received payouts under our cash incentive plan for 2015 that were less than the target payouts and were significantly below the payouts that had been received for 2014.  Based on our strong financial performance in 2014, our named executive officers received payouts ranging from 132% to 143% of their target incentives under our cash incentive plan for 2014.  By contrast, in 2013, we did not meet most of the performance objectives set by the Committee under our cash incentive plan and, consequently, none of the named executive officers received any payouts for 2013.  We believe that these results demonstrate the strong linkage between Newport’s performance and the compensation of our executives.

Alignment with Long-Term Interests of Stockholders.  We provide a significant portion of each named executive officer’s total compensation in the form of equity awards that vest over multiple years, which encourages the executive to remain employed by us and to drive sustained, long-term financial performance.  In 2015, our executives received a combination of restricted stock units with both a performance-based condition and a three-year time-based vesting schedule, and stock-settled stock appreciation rights with a three-year time-based vesting schedule.  The stock appreciation rights awarded to our executives are intended to incentivize them to drive performance that will increase stockholder value, as executives can realize value under the awards only if and to the extent that our stock price increases following the grant date.  We believe that the types and structure of equity awards granted to our executives align the interests of our executives with those of our stockholders to build long-term stockholder value, while also minimizing stockholder dilution.

Competitive Pay Reflecting Best Practices.  We pay compensation to our named executive officers at levels that are competitive with other technology companies of similar size and scope, as measured by a range of annual revenue, number of employees and market capitalization.  The Committee targets total direct compensation at approximately the 50th percentile of market, with actual realized pay and competitive positioning designed to fluctuate with and be commensurate with our actual performance relative to the financial objectives set by the Committee.  The peer group compensation data received from the Committee’s compensation consultants, Radford Compensation Consulting, in 2014 indicated that the target total direct compensation of Mr. Phillippy continued to be below the 50th percentile of market and that the target total direct compensation of the other named executive officers ranged from slightly below to slightly above the 50th percentile of market.  In making compensation decisions for 2015, the Committee considered this peer group data as well as our business outlook for 2015 and determined that, due to our business outlook, it was appropriate to (i) make small increases in the base salaries of the named executive officers in line with trend data, (ii) make no changes to the target incentive percentages for the named executive officers, and (iii) reduce the target equity award values for the named executive officers for 2015 in order to lower the compensation expense associated with such equity awards.  Such adjustments brought Mr. Phillippy’s target total direct compensation for 2015 to a level that was approximately 22% below the 50th percentile of market, and brought the target total direct compensation of the other named executive officers within a range of approximately 1% to 8% below the 50th percentile of market, based on the 2014 peer group data.

Compensation Governance

As discussed above, the core of Newport’s executive compensation continues to be pay-for-performance.  In addition, the Committee continually monitors and considers best practices in compensation governance.  The Committee’s compensation governance framework includes the following features:

•                  The Committee is comprised entirely of directors who meet the independence standards of the Securities and Exchange Commission and NASDAQ;

•                  The Committee’s independent compensation consultants are retained directly by the Committee and perform no other material services for Newport;

•                  Our executive compensation program includes a combination of sales, profitability and cash flow objectives and short-term and long-term incentives, to mitigate the risk of excess focus on any one area, and that do not incentivize excessive risk taking by our executives;

•                  None of our executive officers have other than “at will” employment agreements;

•                  Our change-of-control agreements with our executives are structured as “double trigger” agreements that provide for payment only if the executive’s employment is terminated following a change of control;

•                  We prohibit our executives from engaging in any hedging or other speculative transactions involving Newport securities; and

•                  We maintain minimum stock ownership guidelines applicable to our directors and executive officers.

Overview of Executive Compensation Program and Objectives

Our executive compensation program is intended to fulfill three primary objectives: first, to attract and retain the high-caliber executives required for the success of our business; second, to reward these executives for strong financial and operating performance; and third, to align their interests with those of our stockholders to incentivize them to create long-term stockholder value.

To fulfill these objectives, the Committee has adopted the following policies:

•                  paying compensation that is competitive with other technology companies in our markets and in our geographic locations that have revenue levels, numbers of employees and market capitalizations that are comparable with ours;

•                  tying a significant portion of our executives’ total compensation to performance, by:

•                  providing cash incentives that are tied to the achievement of pre-established financial performance objectives; and

•                  providing long-term equity-based incentives, significant portions of which are tied to the achievement of pre-established financial performance objectives, and for which the value ultimately realized by the executive is tied to our stock price; and

•                  providing significant long-term incentives to executives to encourage them to remain with Newport for long and productive careers and to build long-term stockholder value.

Implementation of Our Compensation Objectives and the Role of Our Compensation Committee

Our executive compensation program is overseen and administered by the Committee, which is comprised entirely of independent directors as determined in accordance with applicable NASDAQ, Securities and Exchange Commission and Internal Revenue Service rules.  The Committee operates under a written charter adopted and reviewed annually by our Board.  A copy of this charter is available on our Internet site at www.newport.com/corporategovernance.  We will also provide electronic or paper copies of this charter, free of charge, upon request made to our Corporate Secretary.

The Committee is guided by the above policies in designing and administering our executive compensation program.  In determining the particular elements of compensation that will be used to implement these compensation policies and the allocation of compensation among these elements, the Committee takes into consideration a number of factors related to our performance, such as our revenue, profit and other financial performance and goals, as well as competitive practices among our peer companies.  The Committee also evaluates risk factors associated with our businesses in determining our compensation policies and the components of our executive compensation program.  The Chairman of the Committee also serves as a member of the Audit Committee, which provides the Committee with further insight regarding our business risks and additional information in considering the impact of those risks on our compensation structure and pay practices.

The Committee typically determines each executive’s target total annual cash compensation (salary and cash incentive) and target total direct compensation (salary, cash incentive and long-term equity incentive) after reviewing similar compensation information from a group of peer companies in the technology industry with whom we compete for executive talent.  This review generally occurs in the second half of each year, in order to align the Committee’s compensation decisions with our operating planning process.  Any adjustments to compensation will then become effective for the next succeeding year.  Adjustments to base salaries (if any) are generally effective as of April 1 of each year and adjustments to target incentives (if any) are effective for the full succeeding year.

The Committee engaged compensation consultants, Radford Compensation Consulting (“Radford”), a consulting unit of Aon Inc. (“Aon”), in the second half of 2014 to conduct a market study of executive compensation levels, which the Committee reviewed in August and November of 2014 in connection with its executive compensation determinations for 2015.  As part of the Committee’s review of executive compensation in 2014, the Committee considered the following 25 technology companies with similar industry focus to Newport’s, and of similar size and scope as Newport, as measured by ranges of annual revenue, number of employees and market capitalization:

Advanced Energy Industries, Inc.	IPG Photonics, Inc.
Analogic Corporation	Kulicke and Soffa Industries, Inc.
Brooks Automation, Inc.	Microsemi Corp.
Cabot Microelectronics Corp.	MKS Instruments, Inc.
Coherent, Inc.	MTS Systems Corporation
Emulex Corp.	Oclaro, Inc.
Entegris, Inc.	OSI Systems, Inc.
FARO Technologies, Inc.	Photronics, Inc.
FEI Company	QLogic Corp.
GSI Group, Inc.	Rofin-Sinar Technologies, Inc.
II-VI Incorporated	Silicon Laboratories, Inc.
Intersil Corp.	Veeco Instruments, Inc.
ION Geophysical Corp.

Newport ranked in the 57th percentile with respect to revenue, 33rd percentile with respect to net income, 67th percentile with respect to number of employees, and 30th percentile with respect to market capitalization, of this peer group.

Data on the compensation practices of these peer companies is generally gathered by the Committee’s compensation consultants through searches of publicly available information, as well as the Radford Global Technology Survey.  Peer group data is gathered with respect to target total direct compensation, which includes base salary, target annual incentive and target annual equity awards (including stock options, stock appreciation rights and restricted stock), but excludes pension and deferred compensation benefits and benefits that are generally available to all employees, such as 401(k) plan matching contributions and health care coverage.

The Committee generally targets base salaries, target annual incentive compensation and equity compensation at the 50th percentile of the peer group, and ties a significant portion of our executives’ total compensation to the achievement of pre-established performance objectives and/or increases in the price of our stock, which the Committee believes helps to align the interests of executives with those of our stockholders.  The base salary, target annual incentive compensation and equity compensation amounts for each executive may vary from the 50th percentile of the peer group data depending on the factors the Committee considers most relevant each year, which include an executive’s performance, the scope of the executive’s position and responsibilities, and internal pay equity among our executive officers.

Role of Compensation Consultants in the Compensation Determination Process

The Committee has the authority to engage its own compensation consultants and other independent advisors to assist in designing and administering our executive compensation policies and programs.  The Committee directly engaged Radford in the second half of 2014 to conduct a market study of compensation levels and structures, which included a review and analysis of (i) executive cash and equity compensation, (ii) broad-based equity compensation, and (iii) non-employee director cash and equity compensation.  For this market study, Radford was requested by the Committee to present assessments of our compensation levels relative to our peer companies and to provide recommendations regarding the compensation levels and the structure of our compensation plans.  The Committee reviewed the market data and recommendations that had been provided by Radford in August and November of 2014 and used them to assist the Committee in establishing compensation levels and plans for 2015.

Separate units of Aon performed advisory and brokerage services for us in 2015 relating to certain lines of insurance.  The fees for such other services performed by Aon did not exceed $120,000 during our fiscal year ended January 2, 2016.  The Committee has evaluated the relationships among Newport, the Committee, Aon and Radford, taking into account the following six factors: (i) the provision of other services to Newport by such consultants; (ii) the amount of fees received from Newport by such consultants, as a percentage of their total revenue; (iii) the policies and procedures of such consultants that are designed to prevent conflicts of interest; (iv) any business or personal relationships of such consultants with a member of the Compensation Committee; (v) any Newport stock owned by such consultants; and (vi) any business or personal relationships of such consultants with any of Newport’s executive officers, and has determined that no conflicts of interest have been raised by the work performed by such consultants in making recommendations relating to Newport’s executive and director compensation.

Role of Management in the Compensation Determination Process

The Committee periodically meets with our Chief Executive Officer and/or other executive officers to obtain recommendations with respect to compensation programs for executives and other employees.  Our Chief Executive Officer makes recommendations to the Committee on the base salaries, incentive targets and measures and equity compensation for our executives and other key employees, generally in accordance with the recommendations of the Committee’s compensation consultants but occasionally proposing adjustments for reasons of individual performance and scope of responsibility, internal equity and retention risk.  The Committee considers, but is not bound to and does not always accept, management’s recommendations with respect to executive compensation.  The Committee has made modifications to several of management’s proposals in recent years.  Our Chief Executive Officer and certain other executives attend most of the Committee’s meetings, but the Committee also holds private sessions outside the presence of members of management and non-independent directors.  The Committee discusses our Chief Executive Officer’s compensation package with him, but makes decisions with respect to his compensation without him present.  The Committee has delegated to management the authority to make decisions regarding salary adjustments, annual incentives and long-term incentive awards for employees other than executive officers and certain other members of senior management under guidelines set by the Committee.  The Committee has not delegated any of its authority with respect to the compensation of executive officers and certain other members of senior management.

Consideration of Results of Advisory Votes of Stockholders on Executive Compensation

The Committee is very interested in the ideas and concerns of our stockholders regarding executive compensation matters, and pursuant to Rule 14a-21(a) promulgated under the Exchange Act, we periodically seek approval of the compensation of our named executive officers from our stockholders on an advisory basis.  At our 2015 annual meeting of stockholders, we held an advisory vote for our stockholders to approve the compensation of our named executive officers.  The holders of approximately 94% of the shares of our common stock present and entitled to vote on the proposal voted in favor of the approval of the compensation of our named executive officers.  The Committee considered the results of this vote and, based in part on the level of support received from our stockholders, the Committee determined not to make any significant changes to our executive compensation programs and policies.

Based on the significant support expressed by our stockholders at our 2011 annual meeting for holding such advisory votes on an annual basis, our Board determined that we will seek advisory votes on the approval of executive compensation on an annual basis until our annual meeting in 2017, at which time we will ask our stockholders to approve, on an advisory, non-binding basis, how frequently thereafter we will seek an advisory vote from stockholders on the approval of executive compensation.  Although such advisory votes are not binding on us, the Committee values feedback from our stockholders, and has considered, and will continue to consider in the future, the outcomes of such votes in developing compensation programs and making compensation decisions.

Elements of 2015 Executive Compensation Program

There are four major elements that comprise our executive compensation program: (i) base salary; (ii) cash incentives; (iii) long-term equity incentives; and (iv) executive perquisites and benefits, retirement benefits provided under our 401(k) plan, and other generally available benefit programs.  The Committee has selected these elements because it believes that each helps to fulfill one or more of the principal objectives of our executive compensation policy.  The Committee believes that the combination of these compensation elements is effective in achieving the objectives of our executive compensation program.  The Committee will continue to review all elements of our executive compensation program on at least an annual basis to ensure that they remain competitive and that each element continues to be effective in achieving our objectives.

Base Salary

The Committee reviews the base salaries for our executives on at least an annual basis and makes adjustments thereto as it deems appropriate in its sole discretion.  The Committee generally targets base salary levels at approximately the 50th percentile of the peer group, but the Committee also takes into account factors such as the scope of the executives’ responsibilities, their performance and contributions to our success, length of service with the company and internal pay equity among our executives in determining base salary levels.  Although the Committee’s general policy is for executive compensation to be more heavily weighted towards performance-based compensation, it has continued to make base salaries a significant part of the total executive compensation package to remain competitive in attracting and retaining executive talent.

In August and November 2014, the Committee reviewed and considered the executive compensation assessment that had been conducted by Radford, and the recommendations of Radford, in evaluating base salaries for 2015.  The peer group data included in such assessment indicated that Mr. Phillippy’s 2014 base salary was approximately 14% below the 50th percentile of market, and that the 2014 base salaries of our other named executive officers ranged from approximately 4% above to 6% below the 50th percentile of market.  After reviewing the peer group data and recommendations of Radford, and after considering our financial outlook and operating plan for 2015, the Committee increased the base salary of Mr. Phillippy for 2015 by 2.5% and increased the base salaries of our other named executive officers for 2015 by 2.5% to 3.0%.  Such increases brought Mr. Phillippy’s base salary to a level that was approximately 11% below the 50th percentile of market, and brought the base salaries of the other named executive officers within a range of approximately 7% above to 3% below the 50th percentile of market, based on the 2014 peer group data.  The Committee determined that these levels were appropriate based on the responsibilities and performance of each named executive officer and internal equity considerations, as well as on our 2015 financial outlook and operating plan.

Cash Incentives

Our executives participate in a cash incentive plan developed by the Committee each year.  These cash incentive plans focus on linking a significant portion of each executive’s total compensation to the achievement of pre-established performance goals.  The Committee also may award bonuses outside of these cash incentive plans, but the Committee did not award any such bonuses for 2015.

For 2015, the Committee established a semi-annual cash incentive plan under which one-half (1/2) of each executive’s annual target incentive was tied to the achievement of financial performance goals for each half of 2015.  The Committee determined the target incentive amount and weighting of performance measures for each executive and the performance targets and payout structure under the cash incentive plan, as discussed below.

Target Incentives.  The Committee generally sets target incentive levels at approximately the 50th percentile of the peer group, but the Committee also takes into account factors such as the scope of the executives’ responsibilities, their performance and contributions to our success, length of service with the company and internal pay equity among our executives in determining such target levels.  For 2015, the target cash incentives for the named executive officers were as follows:

Name	Target Incentive (as % of Base Salary)	Target Incentive for Full Year 2015 ($)	Target Incentive for Each Half of 2015 ($)
Robert J. Phillippy	115%	$628,274	$314,137
Charles F. Cargile	80%	312,000	156,000
Jeffrey B. Coyne	60%	193,800	96,900
Dennis L. Werth	60%	193,200	96,600
David J. Allen	60%	186,900	93,450

These target incentive levels were generally in line with the peer group data reviewed by the Committee in 2014, but the target incentives for certain named executive officers were set by the Committee at levels that varied slightly from such peer group data based on the factors listed above.

Payout Structure.  Under our cash incentive plans, the Committee generally establishes minimum, target and maximum achievement levels for each financial measure.  The Committee believes that this structure is appropriate because it provides a partial reward for performance that is near, but slightly below, the target level, while incentivizing the executive to exceed the target level.  For the 2015 semi-annual cash incentive plan, the Committee established the achievement levels for each financial measure for the first half of the year in February 2015, and the target level for each such financial measure was set at approximately the level set forth in our operating plan.  The Committee established the achievement levels for each financial measure for the second half of the year in August 2015.  For all financial measures other than the Lasers Group sales and profitability measures, the target level was set at or slightly above the level set forth in our then-current forecast, which had been updated based on our actual results in the first half of the year and our outlook for the second half of the year.  For the Lasers Group sales and profitability measures, the minimum level (rather than the target level) was set at approximately the level set forth in such updated forecast, as the Committee believed that no payouts should be made unless we exceeded our forecast for such measures.  For each half-year period, the minimum, target and maximum performance levels corresponded to payout levels of 50%, 100% and 200%, respectively, of the executive’s target incentive for that measure for such period.  The table entitled “Grants of Plan-Based Awards in Fiscal Year 2015” on page 21 sets forth the total minimum, target and maximum payout levels for all measures for each executive under the cash incentive plan for each half of 2015.

Payouts were prorated on a straight-line basis for achievement between the minimum and target levels or between the target and maximum levels.  If we did not exceed the minimum performance level for a measure, no payout would be made for that measure.  In addition, the payout for all of the financial measures was conditioned upon the achievement of at least 90% of the minimum level for the executive’s primary profitability goal (earnings per share for Messrs. Phillippy, Cargile and Coyne, and group operating income after tax for Messrs. Allen and Werth), as the Committee believes that no incentive should be paid to the executive unless a minimum profitability level is achieved.

Performance Measures.  The financial performance measures for each executive, and their relative weighting, are selected by the Committee each year based on our corporate goals for that year and the Board’s priorities.  The measures selected, and their relative weighting, vary among the executives based upon such executive’s area of responsibility and potential impact on our operating and financial performance, to strengthen the correlation between performance and reward.  The Committee generally seeks to balance sales, profitability and cash flow measures, so as to reward overall performance and not overemphasize any single area of focus.  Management provides recommendations to the Committee with respect to financial performance measures for each executive and the relative weighting of such measures, but the Committee makes all final determinations with respect to the performance measures and relative weightings.  The Committee has made modifications to several of management’s proposals in recent years.

For 2015, the Committee selected a combination of performance measures for each named executive officer, based on sales, profitability and cash flow, which it believed were the most important measures of management’s performance in achieving the goals of profitable growth and effective financial management established by the Board.  The Committee believes that these goals are among the most important drivers of stockholder value.

For 2015, the financial performance measures and relative weightings thereof for each named executive officer were as follows:

	Consolidated				Operating Group(1)
Name	Earnings Per Share	Operating Income	Net Sales	Free Cash Flow	Operating Income After Tax	Net Sales	Cash Flow
Robert J. Phillippy	20%	30%	30%	20%	—	—	—
Charles F. Cargile	20%	30%	30%	20%	—	—	—
Jeffrey B. Coyne	20%	30%	30%	20%	—	—	—
Dennis L. Werth	—	15%	—	—	35%	30%	20%
David J. Allen	—	15%	—	—	35%	30%	20%

(1)         Mr. Werth’s financial measures were tied to the performance of the Photonics Group, and Mr. Allen’s financial measures were tied to the performance of the Lasers Group, representing their respective primary areas of responsibility during 2015.

The minimum, target and maximum performance levels established for the financial performance measures, and the actual performance results with respect to such measures, for the first half and second half of 2015, were as follows:

First Half of 2015

(In thousands, except per share data)	Financial Goals(1)
Financial Measure	Minimum	Target	Maximum	Results(1)
Earnings Per Share	$0.50	$0.71	$1.02	$0.66
Consolidated Operating Income	$28,500	$40,934	$59,600	$39,590
Consolidated Net Sales	$274,925	$312,049	$349,475	$302,309
Consolidated Free Cash Flow	$14,000	$22,000	$32,000	$20,759
Photonics Group Operating Income After Tax(2)	$15,900	$19,908	$24,800	$22,541
Photonics Group Net Sales	$110,000	$125,114	$140,125	$125,940
Photonics Group Cash Flow(3)	$21,000	$26,396	$37,000	$29,327
Lasers Group Operating Income After Tax(2)	$7,050	$8,818	$12,400	$5,647
Lasers Group Net Sales	$90,000	$101,794	$114,000	$92,032
Lasers Group Cash Flow(3)	$9,600	$12,037	$16,850	$6,860

Second Half of 2015

(In thousands, except per share data)	Financial Goals(1)
Financial Measure	Minimum	Target	Maximum	Results(1)
Earnings Per Share	$0.60	$0.72	$1.00	$0.73
Consolidated Operating Income	$33,713	$43,750	$60,000	$39,773
Consolidated Net Sales	$282,700	$312,493	$349,632	$298,059
Consolidated Free Cash Flow	$16,875	$22,500	$30,857	$16,892
Photonics Group Operating Income After Tax(2)	$17,750	$21,381	$25,657	$21,287
Photonics Group Net Sales	$112,735	$128,108	$143,481	$123,338
Photonics Group Cash Flow(3)	$25,839	$31,997	$38,149	$36,369
Lasers Group Operating Income After Tax(2)	$6,761	$9,000	$10,800	$6,327
Lasers Group Net Sales	$96,719	$103,000	$115,000	$98,477
Lasers Group Cash Flow(3)	$9,900	$13,200	$16,577	$20,187

(1)         Our Board of Directors reviews and approves our operating plans and forecasts, as prepared in accordance with generally accepted accounting principles (GAAP), as well as on a non-GAAP basis, excluding certain items that are outside of our core operating results.  The Committee established the financial performance goals under the 2015 semi-annual cash incentive plan on a non-GAAP basis, which excluded the amortization of intangible assets, stock-based compensation expense, certain acquisition-related, restructuring and severance costs, the results of businesses acquired during the applicable period, and the tax impact of such items.  Further, the Committee established the goals with the expectation that, in determining the actual level of achievement of the goals, the financial impact of certain events that occur during the period, such as acquisition and divestiture related activities and other non-recurring items that are outside of our core operating plan and results, may be excluded in determining achievement of the goals under the cash incentive plan, as determined by the Committee in its discretion.  The non-GAAP results that are reflected in the tables above, and the items excluded from such non-GAAP results, are as follows:

(a)   The consolidated operating income measures reflect non-GAAP amounts that exclude the following items: (i) amortization of intangible assets of $4.2 million for the first half of 2015 and $4.3 million for the second half of 2015; (ii) stock-based compensation expense of $6.8 million for the first half of 2015 and $6.4 million for the second half of 2015; (iii) acquisition-related, restructuring and severance costs of $1.9 million for the first half of 2015 and $4.1 million for the second half of 2015; (iv) a loss on the disposal of assets of $1.1 million for the first half of 2015; and (v) inventory charges of $1.2 million for the second half of 2015, which related to the consolidation of the manufacturing operations of our North Andover, Massachusetts facility into other facilities.

(b)               The earnings per share measures reflect non-GAAP amounts that exclude the amounts described in paragraph (a) above, and tax provisions of $4.0 million for the first half of 2015 and $4.0 million for the second half of 2015, related to the non-GAAP adjustments.

(c)             The consolidated free cash flow measure for the second half of 2015 reflects a non-GAAP amount that excludes acquisition-related cash payments of $0.4 million.

(d)               All of the consolidated and Lasers Group financial measures for the first half of 2015 reflect non-GAAP amounts that also exclude the results of FEMTOLASERS Produktions GmbH, which we acquired in February 2015.  FEMTOLASERS’ results in the first half of 2015, which were excluded from such measures, were net sales of $2.3 million, an operating loss of $1.8 million, and cash used in the business of $4.1 million.

The Committee evaluated and approved the exclusion of such items in determining the level of achievement of the financial performance goals under the cash incentive plan for each half of 2015.

(2)         Photonics Group Operating Income After Tax and Lasers Group Operating Income After Tax are calculated as the operating income of the group, tax-effected utilizing the tax rate applicable to the group.

(3)         Photonics Group Cash Flow and Lasers Group Cash Flow are calculated as the operating income of the group, plus depreciation and amortization, stock compensation expense and changes in inventory, and less capital expenditures.

As noted previously, for the first half of 2015, the target achievement levels for all financial measures were set at approximately the levels set forth in our 2015 operating plan, and for the second half of 2015, the target achievement levels for all financial measures, other than the Lasers Group net sales and operating income after tax measures, were set at or slightly above the levels set forth in our forecast as of August 2015.  For the Lasers Group net sales and operating income after tax measures, the minimum achievement levels were set at approximately the levels set forth in such forecast, and the target achievement levels for such Lasers Group measures were set significantly higher than the levels set forth in such forecast.  In almost all cases, such target achievement levels exceeded our actual performance in the first half of 2015.  The Committee believed that the minimum and target levels were challenging but achievable with significant effort, and that the maximum levels were set at levels that represented both very challenging performance goals and outstanding achievement.

2015 Results.  As noted previously, our financial performance in 2015 was mixed.  Our sales were negatively impacted by the stronger U.S. dollar, and we experienced weaker market conditions and operational challenges in certain areas of our business, while we performed well in other areas of our business.

Based on our financial performance in the first half of 2015, under the cash incentive plan for the first half of 2015, we exceeded the minimum level but did not achieve the target level for all consolidated financial measures and the Lasers Group net sales measure, and we exceeded the target level for all Photonics Group financial measures.  We did not achieve the minimum level for the Lasers Group operating income after tax or cash flow measures for the first half of 2015.

Based on our financial performance in the second half of 2015, under the cash incentive plan for the second half of 2015, we exceeded the minimum level but did not achieve the target level for the consolidated operating income measure, the consolidated free cash flow measure, the Photonics Group operating income after tax measure, and all of the net sales measures; we exceeded the target level for the earnings per share measure and the Photonics Group cash flow measure; and we achieved the maximum level for the Lasers Group cash flow measure.  We did not achieve the minimum level for the Lasers Group operating income after tax measure, but we achieved greater than 90% of such minimum level, for the second half of 2015.

The total payouts received by the named executive officers for each half of 2015 and for the full year of 2015, as an approximate percentage of their target incentive for each period, are shown in the table below.  The Summary Compensation Table on page 19 reflects the total dollar amounts earned by the named executive officers under the 2015 semi-annual cash incentive plan.

	Payouts Under 2015 Semi-Annual Cash Incentive Plan (as a Percentage of Target Incentive)
Name	First Half 2015	Second Half 2015	Full Year 2015
Robert J. Phillippy	91%	78%	84%
Charles F. Cargile	91%	78%	84%
Jeffrey B. Coyne	91%	78%	84%
Dennis L. Werth	125%	106%	116%
David J. Allen	0%	71%	36%

2016 Cash Incentive Plan.  In March 2016, the Committee approved a semi-annual cash incentive plan for 2016.  The overall structure of the 2016 plan is substantially the same as the 2015 semi-annual cash incentive plan.  Each named executive officer’s financial measures and weightings are also the same as in 2015.  No changes were made to the target incentive percentages for the named executive officers for 2016.

Long-Term Equity Incentives

We provide long-term incentive compensation to our executives through equity-based awards, such as stock options, stock-settled stock appreciation rights, restricted stock and/or restricted stock units, which generally vest over multiple years.  The Committee believes that a substantial portion of executives’ long-term equity incentives should be conditioned upon the achievement of pre-established performance thresholds that the Committee believes are important drivers of stockholder value.  The Committee believes that this policy further aligns the interests of executives with those of our stockholders and incentivizes executives to drive sustained, long-term financial performance.  In addition, due to the time-based vesting provisions of our equity awards, the Committee believes that this program promotes our executive retention goals.

The Committee determines the appropriate award size and the appropriate equity-based vehicles or combination of vehicles when making long-term equity incentive decisions.  The Committee generally sets target long-term equity incentive levels at approximately the 50th percentile of our peer companies.  However, the Committee also considers other factors, including the compensation expense associated with the awards, and individual factors such as the executive’s performance and scope of responsibility and internal pay equity among our executives, in making award decisions.  The Committee does not consider existing equity ownership as a material factor in making award decisions, as it does not want to discourage executives from holding significant amounts of our stock.  In selecting the equity vehicles to be used each year, the Committee seeks to achieve an appropriate balance between awards that provide higher incentive value, such as options or stock appreciation rights, and awards that provide higher retention value, such as restricted stock or restricted stock units.  The Committee also takes into account the relative efficiencies of each type of equity vehicle in terms of the number of shares required to provide the targeted value to the executive, in order to minimize stockholder dilution.

As noted previously, the Committee reviewed and considered the compensation assessment conducted by Radford in 2014 and the recommendations of Radford in establishing the equity compensation levels and plan structure for 2015.  Such peer group data indicated that the total grant date value of the awards made to Mr. Phillippy in 2014 was approximately 22% below the 50th percentile of market, and the grant date values of the awards made to the other named executive officers in 2014 ranged from approximately 7% above to 5% below the 50th percentile of market.  In addition, the peer group data indicated that a majority of our peer companies grant either a combination of stock options (or stock appreciation rights) and restricted stock units with time-based vesting conditions, or a combination of restricted stock units with time-based vesting conditions and restricted stock units with performance-based vesting conditions.  Also in late 2014, the Committee began to explore potential changes to the structure of the performance-based equity awards for our executives, including the use of a relative total shareholder return (TSR) performance metric.  The Committee reviewed and considered alternative TSR plan designs presented by Radford in February 2015 but determined that further evaluation of an appropriate plan design was required and that it would not implement any such changes for the 2015 equity awards.  The Committee continued to evaluate a potential relative TSR equity plan structure during 2015 for implementation in 2016; however, due to ongoing discussions regarding a potential acquisition of Newport, the Committee did not implement any such plan for 2016.

2015 Equity Vehicles.  In 2015, the Committee granted equity awards to each named executive officer under our Amended and Restated 2011 Stock Incentive Plan.  Such awards are reflected in the table entitled “Grants of Plan-Based Awards in Fiscal Year 2015” on page 21.  One-half of the total number of shares awarded to each executive was provided in the form of restricted stock units (representing approximately 70% of the total award value) and one-half was provided in the form of stock-settled stock appreciation rights (representing approximately 30% of the total award value).  The Committee selected this combination of equity vehicles after considering several factors, including the retention value offered by restricted stock units, the incentive value offered by stock appreciation rights, and the minimization of stockholder dilution.

2015 Award Values.  In determining the grant date values of the 2015 awards, the Committee took into consideration the peer group data and recommendations provided by Radford in 2014, our financial outlook for 2015 and the compensation expense budget included in our 2015 operating plan, and the other individual factors noted above.  Although the peer group data indicated that the 2014 equity award values for Mr. Phillippy and most of the other named executive officers were below the 50th percentile of market, the Committee determined that, based on our financial outlook for 2015, it was appropriate to reduce our overall equity compensation expense budget by 15%, and the Committee made corresponding reductions in the equity award values for the named executive officers for 2015.  These reductions brought the 2015 grant date value for Mr. Phillippy to approximately 33% below, and the grant date values for the other named executive officers to a range of approximately 9% to 19% below, the 50th percentile of market, based on the 2014 peer group data.

2015 Vesting Structure.  For the 2015 awards, the Committee established a vesting structure that included both performance-based and time-based components.  The Committee determined that this vesting structure was appropriate based on its objectives of incentivizing financial performance and executive retention, as well as on the peer group data discussed above and the recommendations of the Committee’s compensation consultants.  The vesting of the restricted stock unit awards granted to the named executive officers was conditioned upon the achievement of a financial performance threshold of $66.5 million of consolidated operating income for 2015 on a non-GAAP basis and, if such financial performance threshold was achieved, the awards would vest in equal one-third installments on March 31, 2016, 2017 and 2018, subject to the executive’s continued employment with the company through such dates.  The stock appreciation rights awarded to the named executive officers in 2015 are subject to time-based vesting conditions only and will vest in equal one-third installments on March 31, 2016, 2017 and 2018, subject to the executive’s continued employment with the company through such dates.

The performance threshold for the 2015 restricted stock unit awards was set approximately 30% below the level of consolidated operating income in our 2015 operating plan, on a non-GAAP basis.  The Committee believed that this performance threshold, together with the overall vesting structure for the 2015 awards, were appropriate, as they enabled the long-term retention incentive of the awards to be retained if consolidated operating income achievement in 2015 was above, at or moderately below the operating plan level, while ensuring that the awards would not vest in the event of consolidated operating income achievement in 2015 that was significantly below the 2015 operating plan level.  For 2015, we achieved consolidated operating income of $76.3 million on a non-GAAP basis, exceeding the performance threshold established for the 2015 restricted stock unit awards.  As such, the awards will continue to vest in accordance with the applicable time-based vesting schedule.  Such non-GAAP result excluded the following items: (i) amortization of intangible assets of $8.5 million; (ii) stock-based compensation expense of $13.2 million; (iii) acquisition-related, restructuring and severance costs of $6.1 million; and (iv) a loss on the disposal of assets of $1.1 million.  The Committee evaluated and approved the exclusion of such items in determining whether the performance threshold had been achieved for the 2015 restricted stock unit awards.

Executive Perquisites and Benefits

We provide our executives with certain other benefits that we believe are reasonable, competitive and consistent with our overall executive compensation program.  The costs of these benefits are included in the “All Other Compensation” column in the Summary Compensation Table on page 19, and consist of term life insurance for the benefit of the executives, supplemental long-term disability insurance, auto allowances and annual physical examinations that are more extensive than those provided under our standard plans.  The costs of these benefits constitute only a small percentage of each executive’s total compensation.

Generally Available Benefit Programs

Executives also are eligible to receive benefits pursuant to programs that are generally available to most of our employees.  These benefit programs include our 401(k) plan, employee stock purchase plan, deferred compensation plan, medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, business travel accident insurance, wellness programs, educational assistance, employee assistance and certain other benefits.

Section 401(k) Plan

We maintain a tax-qualified retirement plan that provides eligible employees, including our executives, with an opportunity to save for retirement on a tax advantaged basis.  Participants are able to defer up to 50% of their eligible compensation, subject to applicable annual limits under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions.  We match employee elective deferrals up to a maximum of 6% of eligible compensation, subject to applicable annual Internal Revenue Code limits.  Employee elective deferrals and matching contributions are immediately vested.  The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, to promote stock ownership by employees.  To participate in the plan, an employee must designate, prior to the commencement of a quarterly offering period, the amount of payroll deductions to be made from his or her paycheck for the purchase of shares of our common stock under the plan, which amount may not exceed 15% of his or her compensation, subject to a maximum annual limit of $25,000.  On each purchase date, shares of our stock are purchased automatically for each participant with the amounts held from his or her payroll deductions at a price equal to 95% of the fair market value of the shares on the purchase date.

Deferred Compensation Plan

We have established a Deferred Compensation Plan to allow certain individuals, including members of our Board of Directors, our executives and other highly compensated members of management, to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on such deferrals.  Our Deferred Compensation Plan is offered to these employees and directors to allow them to defer more compensation than they would otherwise be permitted to defer under a tax-qualified retirement plan, such as our 401(k) plan.

Under the plan, a participant may defer up to 100% of his or her annual base salary (or director fees, in the case of directors) and/or annual incentive bonus, subject to a minimum deferral amount of $2,000 in each plan year.  At the Committee’s discretion, a participant may also defer restricted stock or restricted stock unit awards, subject to certain terms and conditions of the plan.  In addition to a participant’s deferrals, amounts are credited or debited to a participant’s account based on the performance of one or more measurement funds selected by the participant.  The measurement funds available under the plan are selected and announced by the plan committee based on certain mutual funds and crediting rates.  The plan committee may, in its sole discretion upon written notice to participants, discontinue, substitute or add a measurement fund under the plan.  Any restricted stock or restricted stock units deferred under the plan are at all times allocated to a company stock fund which consists solely of our common stock, with any dividends paid on restricted stock being reinvested in additional shares of our common stock.  Amounts credited or debited to a participant’s account are based solely on the market performance of the measurement funds selected by the participant, and we do not pay any “above-market” interest or return on the deferrals made by any participant.  As such, in accordance with Securities and Exchange Commission rules, these amounts are not shown in the Summary Compensation Table.

Three of our named executive officers have elected to defer amounts under the Deferred Compensation Plan in previous years and have accumulated the deferred compensation amounts shown in the table entitled “Nonqualified Deferred Compensation in Fiscal Year 2015” on page 26.  The amounts deferred are unsecured obligations of the company, receive no preferential standing, and are subject to the same risks as any of our other general obligations.

Stock Ownership Guidelines

Our Board of Directors has established stock ownership guidelines for executives that are designed to increase the executive’s equity stake in Newport and more closely align his or her interests with those of our stockholders.  The current guidelines provide that each executive should own, at a minimum, a specified number of shares of our common stock depending upon the position held, as follows: our Chief Executive Officer, 65,000 shares; our Senior Vice President and Chief Financial Officer, 35,000 shares; and our other executive officers, 25,000 shares.  Newly appointed or promoted executives should achieve the applicable minimum stock ownership guideline within two years of such appointment or promotion.  All of our named executive officers are currently in compliance with these stock ownership guidelines.

The guidelines also provide that our executives shall not sell shares of our stock if the executive is not in compliance, or if such sale would cause the executive to become out of compliance, with the minimum stock ownership guidelines, except under certain circumstances, including cases of financial hardship, if approved by the Chairman of the Compensation Committee of our Board.  These restrictions do not apply to the sale, or the surrender to us, of shares in connection with the exercise or settlement of a stock option, stock appreciation right or restricted stock unit, or the vesting of restricted stock, in payment of the exercise price and/or withholding taxes due in connection with such exercise, settlement or vesting, or to the transfer of shares as required by a domestic relations order.

Under our insider trading policy, covered employees (including the named executive officers) are prohibited from trading in any interest or position relating to the future price of our securities, such as a put, call or short sale.

Accounting and Tax Considerations

In designing our compensation programs, we take into consideration the accounting and tax effect that each element will or may have on Newport and the executive officers and other employees as a group.  We aim to keep the expense related to our compensation programs to the minimum necessary to accomplish the objectives of such programs.  When determining how to allocate between differing elements of compensation, the goal is to meet our objectives while maintaining cost neutrality.

Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction for compensation paid to certain of our named executive officers in excess of $1 million during any fiscal year.  Certain compensation is exempt from this limitation to the extent that it is “performance-based” under Section 162(m).  As one of the factors in its consideration of compensation matters, the Committee considers the anticipated tax treatment to Newport and to our named executive officers of various payments and benefits, including our ability to deduct these amounts as compensation under Section 162(m).  However, the Committee retains the flexibility to provide total compensation as it deems appropriate in line with competitive practice, our compensation philosophy and the interests of stockholders.  Accordingly, we may pay compensation to our named executive officers that may not be deductible for federal income tax purposes.  In addition, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, and the fact that such regulations and interpretations may change from time to time (with potentially retroactive effect), no assurance can be given that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact do so.

Employment Agreements and Arrangements

With the exception of the severance compensation agreements discussed below, which provide for payment of certain compensation and benefits in the event of termination of employment under certain circumstances, we do not have an agreement with any named executive officer with respect to the length of his employment or the level of cash compensation, equity compensation or other benefits payable to him.  The base salary and any annual or long-term cash or equity incentive compensation of each executive officer are determined by the Compensation Committee, in its sole discretion, in accordance with its compensation philosophy, policies, objectives and guidelines discussed above.

Termination Following Change in Control

We have entered into a severance compensation agreement with each of our named executive officers providing for certain payments and benefits in the event that such officer’s employment is terminated within two years of a “change in control” of Newport (as defined in the agreement), and such termination constitutes a termination by us or an acquirer without “cause” (as defined in the agreement) or a resignation by the officer for “good reason” (as defined in the agreement).  In such event, the executive officer will be entitled to: (i) a lump sum payment equal to twelve months of such officer’s highest base salary during the twelve month period preceding termination (with the exception of Mr. Phillippy, who will be entitled to a payment equal to twenty-four months of salary); (ii) a lump sum payment equal to such officer’s annualized incentive compensation bonus payable under our cash incentive plan or other bonus plans then in effect, based on 100% satisfaction of all performance goals (with the exception of Mr. Phillippy, who will be entitled to receive two times such bonus payment); (iii) continuation of benefits under our medical, dental and vision plans, and long-term disability insurance for twenty-four months; (iv) automatic vesting and settlement of all unvested restricted stock and restricted stock units held by such officer, based on 100% satisfaction of any applicable performance goals and, at the executive’s election, our repurchase of all such shares received by the executive at the fair market price (calculated as set forth in the agreement); (v) automatic vesting and settlement of all unvested stock appreciation rights held by such officer, based on 100% satisfaction of any applicable performance goals and, at the executive’s election, our repurchase of all such shares received by the executive at the fair market price (calculated as set forth in the agreement); (vi) automatic vesting of all unvested stock options and, unless otherwise specified by such officer, payment of an amount equal to the difference between the exercise price and the fair market price (calculated as set forth in the agreement) of the shares of common stock subject to all vested and unvested stock options held by such officer; and (vii) certain other benefits, including payment of an amount sufficient to offset any excess “parachute payment” excise tax payable by such officer pursuant to the provisions of the Internal Revenue Code, and/or any comparable provision of state or foreign law.  The agreements with our named executive officers that include the right to a payment to offset any excess “parachute payment” excise tax were entered into in or prior to 2008.  We do not intend to enter into any new agreements with any named executive officers that include a right to receive any such payment, nor do we intend to amend any agreements to add such a right, in the future.  The Committee believes that these severance compensation agreements serve as important retention tools for our named executive officers in the event of a pending change in control transaction.

Other Termination

Our agreements with each of Mr. Phillippy and Mr. Cargile provide for certain severance benefits in the event we terminate his employment other than for cause at any time during the term of the agreement in the absence of a change in control of Newport.  In such event, he will be entitled to receive (i) a payment equal to twelve months of his highest base salary in effect during the twelve month period preceding termination, payable in a lump sum, (ii) a payment equal to his annualized incentive bonus payable under our cash incentive plan or other bonus plans then in effect, based on 100% satisfaction of all performance goals, payable in a lump sum, and (iii) continuation of benefits under our medical, dental and vision plans, and long-term disability insurance for twelve months.

The estimated payments and benefits that each named executive officer would have received under the severance compensation agreements described above in the event that his employment had been terminated by us under certain circumstances as of January 2, 2016 are discussed under the heading “Payments Upon Certain Termination Events” beginning on page 27.

Summary Compensation Table

The following table sets forth compensation earned during the fiscal years ended January 2, 2016, January 3, 2015, and December 28, 2013 by our principal executive officer, Robert J. Phillippy; our principal financial officer, Charles F. Cargile; and our three other most highly compensated executive officers who were serving as executive officers at January 2, 2016 and whose total compensation exceeded $100,000 for the fiscal year ended January 2, 2016; as well as the grant date fair values of share-based compensation awarded to such officers during such fiscal years, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).  These officers are referred to herein as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non- Equity Incentive Plan Compen- sation(4) ($)	All Other Compen-sation(5) ($)	Total ($)
Robert J. Phillippy	2015	$563,238	$857,657	$342,173	$528,724	$43,594	$2,335,386
President and Chief Executive Officer	2014	529,000	987,660	423,972	807,807	43,122	2,791,561
	2013	515,077	716,404	343,603	-	42,822	1,617,906
Charles F. Cargile	2015	402,077	386,978	154,390	262,564	39,000	1,245,009
Senior Vice President,	2014	377,577	446,093	191,494	401,169	38,323	1,454,656
Chief Financial Officer and Treasurer	2013	367,615	336,767	161,521	-	36,687	902,590
Jeffrey B. Coyne	2015	332,500	264,291	105,442	163,092	37,285	902,610
Senior Vice President,	2014	311,192	304,529	130,725	247,897	36,615	1,030,958
General Counsel and Corporate Secretary	2013	303,231	266,281	127,714	-	34,087	731,313
Dennis L. Werth	2015	331,462	229,320	91,490	223,470	25,836	901,578
Senior Vice President	2014	310,192	263,925	113,295	268,050	24,960	980,422
and General Manager, Photonics Group	2013	304,365	230,832	110,712	-	22,970	668,879
David J. Allen	2015	320,712	229,320	91,490	66,564	10,463	718,549
Senior Vice President	2014	300,192	263,925	113,295	238,940	8,340	924,692
and General Manager, Lasers Group	2013	294,873	230,832	110,712	-	8,284	644,701

(1)         For 2015, includes salary for one additional pay period that occurred during the year based on our payroll calendar.

(2)         Reflects the grant date fair values of restricted stock units awarded to each named executive officer in each year, which were computed based on the closing market price of our common stock on the respective grant date.  The vesting of all restricted stock units awarded to the named executive officers in each year was conditioned upon the achievement of certain specified performance conditions, in addition to a time-based schedule.  As of the grant date of each award, the achievement of the applicable performance condition (for the 2013 awards, the target performance level) was considered probable and, therefore, the full grant date fair values of the awards are shown in the table above.  We have achieved the applicable performance condition for each year (for the 2013 awards, the target performance level), and accordingly, such awards have continued to vest in accordance with the applicable time-based vesting schedules.  See additional information regarding the 2015 awards in the section entitled “Compensation Discussion and Analysis” beginning on page 5 and in the table entitled “Grants of Plan-Based Awards in Fiscal Year 2015” on page 21.

(3)         Reflects the grant date fair values of stock-settled stock appreciation rights awarded to each named executive officer in each year.  The fair value of the stock-settled stock appreciation rights was estimated on the respective grant date using the Black-Scholes-Merton option pricing model.  The assumptions used in the valuation of such stock appreciation rights are discussed in Note 1, under the heading “Stock-Based Compensation,” and in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended January 2, 2016, and in Note 1, under the heading “Stock-Based Compensation,” and in Note 7 to our consolidated financial statements included in our Annual Reports on Form 10-K for our fiscal years ended January 3, 2015 and December 28, 2013.  The vesting of the stock appreciation rights awarded in each year is subject to a time-based schedule.  See additional information regarding the 2015 awards under “Compensation Discussion and Analysis” and in the table entitled “Grants of Plan-Based Awards in Fiscal Year 2015.”

(4)         Reflects the amounts earned by each named executive officer under our cash incentive plans based upon the achievement of semi-annual financial performance goals for 2015 and 2014.  No amounts were earned by the named executive officers under our cash incentive plan for 2013.  The amounts earned for 2014 were paid in August 2014 and March 2015, and the amounts earned for 2015 were paid in August 2015 and March 2016, in accordance with the terms of such plans.

(5)         All other compensation for 2015 consists of: (i) company contributions to our 401(k) plan of $15,900 for each named executive officer other than Mr. Allen; (ii) company-paid premiums for term life insurance for the benefit of each named executive officer; (iii) company-paid premiums for supplemental long-term disability insurance for the benefit of each named executive officer, which totaled $11,543 for Mr. Phillippy; (iv) auto allowances paid to Messrs. Phillippy, Cargile and Coyne; and (v) executive physicals for Messrs. Phillippy, Cargile and Coyne.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during our fiscal year ended January 2, 2016 under our equity plans and non-equity incentive plans.

Grants of Plan-Based Awards in Fiscal Year 2015

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)	Options(3) (#)	Awards(4) ($)	Awards(5) ($)
Robert J. Phillippy	—	$157,068	$314,137	$628,274	—	—	$—	$—
	—	157,068	314,137	628,274	—	—	—	—
	05/19/15	—	—	—	44,880	—	—	857,657
	05/19/15	—	—	—	—	44,880	19.11	342,173
Charles F. Cargile	—	78,000	156,000	312,000	—	—	—	—
	—	78,000	156,000	312,000	—	—	—	—
	05/19/15	—	—	—	20,250	—	—	386,978
	05/19/15	—	—	—	—	20,250	19.11	154,390
Jeffrey B. Coyne	—	48,450	96,900	193,800	—	—	—	—
	—	48,450	96,900	193,800	—	—	—	—
	05/19/15	—	—	—	13,830	—	—	264,291
	05/19/15	—	—	—	—	13,830	19.11	105,442
Dennis L. Werth	—	48,300	96,600	193,200	—	—	—	—
	—	48,300	96,600	193,200	—	—	—	—
	05/19/15	—	—	—	12,000	—	—	229,320
	05/19/15	—	—	—	—	12,000	19.11	91,490
David J. Allen	—	46,725	93,450	186,900	—	—	—	—
	—	46,725	93,450	186,900	—	—	—	—
	05/19/15	—	—	—	12,000	—	—	229,320
	05/19/15	—	—	—	—	12,000	19.11	91,490

(1)         Reflects the potential payouts to the named executive officers under awards granted for the first half and second half of 2015 under our semi-annual cash incentive plan, which is described in more detail in the section entitled “Compensation Discussion and Analysis” beginning on page 5.  The amounts shown as threshold, target and maximum payouts represent 50%, 100% and 200% payouts, respectively, of one-half (1/2) of each executive’s annual target incentive based on minimum, target and maximum performance levels for certain financial performance measures established under such plan for the first half and second half of 2015.  Payouts would be made for a particular financial measure only if we meet or exceed the minimum performance level for that measure, subject to additional conditions described in more detail under “Compensation Discussion and Analysis.”  The actual amounts earned by the named executive officers under the 2015 semi-annual cash incentive plan are included in the Summary Compensation Table on page 19 under the column heading “Non-Equity Incentive Plan Compensation” for the year 2015.

(2)         Consists of restricted stock units awarded to each named executive officer under our Amended and Restated 2011 Stock Incentive Plan, which are described in more detail under “Compensation Discussion and Analysis.”  No consideration was paid by any named executive officer for any restricted stock unit award.  The vesting of the restricted stock unit awards was conditioned upon achievement of a single target performance level for a single financial measure established under the plan, as well as upon continued employment with the company, as described in more detail under “Compensation Discussion and Analysis.”  We have achieved the performance condition for such restricted stock unit awards and, therefore, one-third (1/3) of such awards will vest on March 31, 2016, 2017 and 2018, subject to the executive’s continued employment with the company through such dates.

(3)         Consists of stock-settled stock appreciation rights awarded to each named executive officer under our Amended and Restated 2011 Stock Incentive Plan, which are described in more detail under “Compensation Discussion and Analysis.”  No consideration was paid by any named executive officer for any stock appreciation right award.  Such stock appreciation right awards are subject to a time-based vesting schedule.  One-third (1/3) of such awards will vest on March 31, 2016, 2017 and 2018, subject to the executive’s continued employment with the company through such dates.

(4)         Reflects the base value of the stock-settled stock appreciation rights awarded to each named executive officer, which is equal to the closing price of our common stock on the grant date.

(5)         Reflects the grant date fair values of the restricted stock units and stock-settled stock appreciation rights awarded to each named executive officer.  The fair values of the restricted stock units were determined based on the closing price of our common stock on the grant date, which was $19.11 per share.  As of the grant date of the restricted stock unit awards, the achievement of the applicable performance condition was considered probable and, therefore, the full grant date fair values of such awards are shown in the table above.  The fair values of the stock appreciation rights were estimated on the grant date using the Black-Scholes-Merton option pricing model.  The assumptions used in the valuation of such stock appreciation rights are discussed in Note 1, under the heading “Stock-Based Compensation,” and in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for our fiscal year ended January 2, 2016.

Outstanding Equity Awards

The table below sets forth information regarding outstanding equity awards held by each named executive officer as of January 2, 2016 including: (i) the number of shares of our common stock underlying both exercisable and unexercisable stock-settled stock appreciation rights held by each named executive officer (all of which had been earned) and the base values and expiration dates thereof; and (ii) the number of restricted stock units held by each named executive officer, and the market value thereof, that were earned (meaning the pre-established performance conditions had been achieved) but had not yet vested (based on the vesting schedule) as of January 2, 2016.  All unvested restricted stock units held by each named executive officer had been earned as of January 2, 2016.

Outstanding Equity Awards at 2015 Fiscal Year End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration	Number of Shares, Units or Other Rights That Have Not Vested(1)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested(2)
Name	Exercisable	Unexercisable		($)	Date	(#)	($)

Robert J. Phillippy	25,950	—		$12.47	03/31/17	—	—
	18,660	—		17.06	05/17/18	—	—
	26,250	—		17.12	04/12/19	—	—
	34,760	17,380	(3)	13.74	05/20/20	—	—
	18,000	36,000	(4)	18.29	05/19/21	—	—
	—	44,880	(5)	19.11	05/19/22
	—	—		—	—	98,260	$1,559,386

Charles F. Cargile	41,700	—		$4.18	03/20/16	—	—
	12,975	—		12.47	03/31/17	—	—
	9,330	—		17.06	05/17/18	—	—
	13,140	—		17.12	04/12/19	—	—
	16,340	8,170	(3)	13.74	05/20/20	—	—
	8,130	16,260	(4)	18.29	05/19/21	—	—
	—	20,250	(5)	19.11	05/19/22
	—	—		—	—	44,680	$709,072

Jeffrey B. Coyne	33,420	—		$4.18	03/20/16	—	—
	10,965	—		12.47	03/31/17	—	—
	7,890	—		17.06	05/17/18	—	—
	11,100	—		17.12	04/12/19	—	—
	12,920	6,460	(3)	13.74	05/20/20	—	—
	5,550	11,100	(4)	18.29	05/19/21	—	—
	—	13,830	(5)	19.11	05/19/22
	—	—		—	—	31,390	$498,159

(table continued on next page)

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price	Option Expiration	Number of Shares, Units or Other Rights That Have Not Vested(1)	Market or Payout Value of Shares, Units or Other Rights That Have Not Vested(2)
Name	Exercisable	Unexercisable		($)	Date	(#)	($)
Dennis L. Werth	9,510	—		$12.47	03/31/17	—	—
	6,840	—		17.06	05/17/18	—	—
	9,630	—		17.12	04/12/19	—	—
	11,200	5,600	(3)	13.74	05/20/20	—	—
	4,810	9,620	(4)	18.29	05/19/21	—	—
	—	12,000	(5)	19.11	05/19/22
	—	—		—	—	27,220	$431,981

David J. Allen	27,510	—		$4.18	03/20/16	—	—
	9,510	—		12.47	03/31/17	—	—
	6,840	—		17.06	05/17/18	—	—
	9,630	—		17.12	04/12/19	—	—
	11,200	5,600	(3)	13.74	05/20/20	—	—
	4,810	9,620	(4)	18.29	05/19/21	—	—
	—	12,000	(5)	19.11	05/19/22
	—	—		—	—	27,220	$431,981

(1)         Consists of restricted stock units awarded to each named executive officer in 2013, 2014 and 2015, which had not vested, but for which the relevant financial performance conditions had been satisfied, as of January 2, 2016.  All of the restricted stock units that were awarded in 2013 and were earned and outstanding as of January 2, 2016 will vest on March 31, 2016; one-half (1/2) of the restricted stock units that were awarded in 2014 and were earned and outstanding as of January 2, 2016 will vest in two equal installments on March 31, 2016 and 2017; and one-third (1/3) of the restricted stock units that were awarded in 2015 and were earned and outstanding as of January 2, 2016 will vest in three equal installments on March 31, 2016, 2017 and 2018, subject to the executive’s continued employment with the company through such dates.

(2)         The market values of all restricted stock units reflected in the table above have been calculated based on the closing price of our common stock on December 31, 2015 (the last trading day of fiscal 2015) as reported on the NASDAQ Global Select Market, which was $15.87 per share.

(3)         Consists of stock-settled stock appreciation rights that were awarded to each named executive officer on May 20, 2013, which had not vested as of January 2, 2016.  All of such awards will vest on March 31, 2016, subject to the executive’s continued employment with the company through such date.

(4)         Consists of stock-settled stock appreciation rights that were awarded to each named executive officer on May 19, 2014, which had not vested as of January 2, 2016.  One-half (1/2) of such outstanding, unexercisable stock appreciation rights will vest in two equal installments on March 31, 2016 and 2017, subject to the executive’s continued employment with the company through such dates.

(5)         Consists of stock-settled stock appreciation rights that were awarded to each named executive officer on May 19, 2015, which had not vested as of January 2, 2016.  One-third (1/3) of such outstanding, unexercisable stock appreciation rights will vest in three equal installments on March 31, 2016, 2017 and 2018, subject to the executive’s continued employment with the company through such dates.

Option Exercises and Stock Vested

The table below sets forth certain information for each named executive officer regarding the exercise of options and stock appreciation rights and the vesting of stock awards during the year ended January 2, 2016, including the aggregate value realized upon such exercise or vesting.

Option Exercises and Stock Vested in Fiscal Year 2015

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(2) (#)	Value Realized on Exercise(3) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert J. Phillippy	83,400	$1,348,574	44,130	$841,118
Charles F. Cargile	—	—	20,680	394,161
Jeffrey B. Coyne	—	—	15,710	299,433
Dennis L. Werth	32,510	476,201	13,620	259,597
David J. Allen	—	—	13,620	259,597

(1)

Reflects the total number of shares that each named executive officer was entitled to receive upon the vesting of restricted stock units and the total market value of such shares, calculated based on the closing price of our common stock on the vesting date.  A portion of such shares was withheld at the election of each named executive officer in satisfaction of tax withholding obligations.

(2)

For Mr. Phillippy, reflects the gross number of shares for which a stock-settled stock appreciation right was exercised, which exercise and settlement resulted in a net number of 66,269 shares being issued.  For Mr. Werth, reflects 5,000 shares for which a stock option was exercised, plus a gross number of 27,510 shares for which a stock-settled stock appreciation right was exercised, which stock appreciation right exercise and settlement resulted in a net number of 21,842 shares being issued.  For each stock appreciation right, such net number of shares represents the number of shares having an aggregate value equal to the difference between the base value of the stock appreciation right and our stock price at the time of exercise.

(3)	Reflects the gross value realized upon the exercise of stock options and/or stock appreciation rights before satisfaction of tax withholding obligations.

Non-Qualified Deferred Compensation

The table below sets forth certain information relating to each named executive officer’s participation in our Deferred Compensation Plan during our fiscal year ended January 2, 2016, including (i) the aggregate dollar amounts of interest and other earnings (losses) accrued on the executive’s account, and (ii) the total balance of the executive’s account as of January 2, 2016.  In 2015, none of our named executive officers made contributions to, or made withdrawals or received distributions from, the Deferred Compensation Plan, and we did not make any contributions to the plan on behalf of any named executive officer.  Our Deferred Compensation Plan is described in more detail in the section entitled “Compensation Discussion and Analysis” beginning on page 5.

Nonqualified Deferred Compensation in Fiscal Year 2015

Name	Aggregate Earnings in Last Fiscal Year(1) ($)	Aggregate Balance at Last Fiscal Year End(2) ($)
Robert J. Phillippy	$(25,077)	$882,348
Charles F. Cargile	(3,023)	106,340
Jeffrey B. Coyne	—	—
Dennis L. Werth	7,372	253,915
David J. Allen	—	—

(1)         The aggregate earnings (losses) in 2015 consisted of market-based earnings (losses) on all compensation deferred under the plan based on the performance of the measurement funds selected by the named executive officer.  No named executive officer has received any above-market or preferential earnings on amounts deferred under our Deferred Compensation Plan and, accordingly, no such amounts have been reported in the Summary Compensation Table included in this Amendment No. 1 to Annual Report on Form 10-K/A.

(2)         The aggregate balance of each named executive officer’s account as of January 2, 2016 consists of amounts contributed to the plan in prior years in the form of deferrals of salary, bonus and/or non-equity incentive compensation, all of which compensation has been reported in the Summary Compensation Table included in our proxy statements filed in prior years to the extent that such executive’s compensation was required to be reported in each applicable year (less any amounts which have been previously distributed from the plan), together with earnings and losses thereon.

Payments Upon Certain Termination Events

We have entered into a severance compensation agreement with each of our named executive officers which provides for certain payments and benefits if the named executive officer’s employment is terminated under certain circumstances.  The key terms of such agreements, including the events triggering payments thereunder, are discussed in more detail in the section entitled “Compensation Discussion and Analysis” beginning on page 5.

Termination Following Change in Control

The table below sets forth information regarding the estimated payments and benefits that each named executive officer would have received in the hypothetical event that his employment had been terminated by us without cause, or he had resigned for “good reason,” as of January 2, 2016, upon a change in control of Newport occurring on that date.  Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed above, any actual amounts paid or distributed could be different.  Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Estimated Payments in the Event of Termination
at 2015 Fiscal Year End Upon Change in Control

Name	Salary-Based Severance Payments(1)	Incentive- Based Severance Payments(2)	SAR Awards(3)	Stock Awards(4)	Continuation of Benefits(5)	Total Estimated Payments(6)
Robert J. Phillippy	$1,092,650	$1,256,548	$41,364	$1,583,951	$64,418	$4,038,931
Charles F. Cargile	390,000	312,000	19,445	720,242	58,721	1,500,408
Jeffrey B. Coyne	323,000	193,800	15,375	506,007	57,096	1,095,278
Dennis L. Werth	322,000	193,200	13,328	438,786	53,535	1,020,849
David J. Allen	311,500	186,900	13,328	438,786	54,941	1,005,455

(1)         Represents payment of an amount equal to twenty-four months of base salary for Mr. Phillippy, and twelve months of base salary for all other named executive officers, which would have been payable in a lump sum on the fifth day after the date of termination.

(2)         Represents payment of an amount equal to the target incentive that each named executive officer would have been entitled to receive for the full year of 2015 (two times such target incentive amount in the case of Mr. Phillippy) based on achievement of 100% of the applicable performance goals, which would have been payable in a lump sum on the fifth day after the date of termination.

(3)         The amount reflected for stock appreciation right (SAR) awards includes the aggregate market value of the net number of shares underlying all unvested, in-the-money stock-settled stock appreciation rights held by each named executive officer as of January 2, 2016.  All unvested stock-settled stock appreciation rights would have become immediately vested and would have been automatically settled by delivery of shares of our common stock having a value equal to the difference between the base value of each such stock appreciation right and the average closing price of our common stock for the twenty trading days preceding January 2, 2016, which was $16.12 per share, subject to payment by the executive officer of applicable withholding taxes.  At each executive’s election, we would have repurchased all such shares received by the executive at such average price per share.  Unvested stock appreciation rights with respect to a total of 185,560 shares of our common stock, which were held by the named executive officers but were out-of-the-money as of January 2, 2016, would have expired 90 days following termination if not exercised by the named executive officers during such period.

(4)         Represents the aggregate market value of unvested restricted stock units held by each named executive officer as of January 2, 2016 based on the average closing price of our common stock for the twenty trading days preceding January 2, 2016, which was $16.12 per share.  Such restricted stock units would have become immediately vested assuming achievement of 100% of any applicable performance goals and would have been settled by delivery of shares of our common stock, subject to payment by the executive officer of applicable withholding taxes.  At each executive’s election, we would have repurchased all such shares received by the executive at such average closing price per share.

(5)         Represents an estimate of the total cost of company-paid premiums for continuation of medical, dental, vision and long-term disability benefits for a period of 24 months following the date of termination, calculated based upon the premiums for such benefits in effect as of January 2, 2016.  The actual cost of health benefits may vary during the benefits continuation period depending upon the overall premium rates that we would be required to pay under our health benefit programs.

(6)         The total estimated payments would be increased in an amount sufficient to offset any excess “parachute payment” excise tax payable by the named executive officer pursuant to the provisions of the Internal Revenue Code, and/or any comparable provision of state or foreign law.

Other Termination

As discussed under “Compensation Discussion and Analysis,” our agreement with each of Mr. Phillippy and Mr. Cargile also provides for certain payments in the event we terminate his employment other than for cause in the absence of a change in control of Newport.  If we had terminated Mr. Phillippy’s employment other than for cause and in the absence of a change in control as of January 2, 2016, Mr. Phillippy would have received estimated severance payments totaling $1,206,808, consisting of base salary of $546,325 payable in a lump sum, target incentive of $628,274 payable in a lump sum, and estimated costs of $32,209 for continuation of medical, dental, vision and long-term disability benefits for a period of 12 months following the date of termination, calculated as stated above.  If we had terminated Mr. Cargile’s employment other than for cause and in the absence of a change in control as of January 2, 2016, Mr. Cargile would have received estimated severance payments totaling $731,361, consisting of base salary of $390,000 payable in a lump sum, target incentive of $312,000 payable in a lump sum, and estimated costs of $29,361 for continuation of medical, dental, vision and long-term disability benefits for a period of 12 months following the date of termination, calculated as stated above.

Merger Transaction with MKS

In connection with the Merger, we filed a preliminary proxy statement seeking, among other things, stockholder approval of the Merger Agreement and the transactions contemplated thereby and approval on a non-binding, advisory basis certain compensation that will or may become payable to our named executive officers that is based on or otherwise relates to the Merger.  The preliminary proxy statement contains, and the related definitive proxy statement when it is filed will contain, information regarding the amount of payments and benefits that each of our named executive officers may receive in connection with the Merger.

Director Compensation

The Compensation Committee of our Board has the authority and responsibility to review and evaluate periodically the cash and equity compensation paid to non-employee directors.  Based on such review and evaluation, the Compensation Committee makes recommendations to our Board, and the Board approves all non-employee director compensation in its sole discretion.

The Compensation Committee has the authority to engage compensation consultants to assist the Committee in evaluating the amount and form of non-employee director compensation.  In evaluating and making its recommendations regarding non-employee director compensation, the Compensation Committee reviews peer group and other market data obtained through surveys conducted by such consultants or through other external resources.  While the Compensation Committee may direct management to engage compensation consultants on its behalf, the Compensation Committee does not delegate any authority to management to determine or make recommendations regarding such compensation.

In August and November 2014, the Compensation Committee reviewed an assessment of non-employee director compensation conducted by Radford Compensation Consulting, its compensation consultants, as well as recommendations from Radford, which it considered in making recommendations regarding non-employee director compensation for 2015.  In November 2014, on the recommendation of the Compensation Committee, the Board approved a change to the structure of the cash compensation for non-employee directors to a retainer fee only model effective as of January 2015.  Under this new retainer fee model, our non-employee directors receive annual retainer fees for their service on the Board and on committees of the Board, and the fees for individual Board and committee meetings that have been paid to directors historically have been eliminated.

Director Cash Compensation

During 2015, (i) each non-employee director received an annual retainer fee for service on the Board; (ii) Mr. Potashner received an additional annual retainer fee for his service as Chairman of the Board; (iii) the chairperson of each standing committee received an additional annual retainer fee for such service; and (iv) each other committee member received an additional annual retainer fee for service on such committee.  The amounts of such annual retainer fees for 2015 are shown in the table below:

Description	Amount
Board Retainer Fee	$50,000
Additional Retainer Fees:
-Chairman of the Board	40,000
-Audit Committee Chairperson	30,000
-Compensation Committee Chairperson	15,000
-Corporate Governance and Nominating Committee Chairperson	10,000
-Audit Committee Member	20,000
-Compensation Committee Member	7,500
-Corporate Governance and Nominating Committee Member	5,000

Our non-employee directors are also reimbursed for expenses incurred in connection with their service on the Board, including expenses associated with attending Board and committee meetings.

Director Equity Compensation

Each non-employee director receives on an annual basis restricted stock units having a grant date value of $120,000.  Such restricted stock units typically vest in full on the first anniversary of the award date.

Upon initial appointment or election to our Board, each non-employee director will receive an award of restricted stock units having a grant date value of $120,000, which will vest in 25% increments on each of the first four anniversaries of the grant date, and an award of restricted stock units having a grant date value equal to the prorated portion of the value of the annual director award referred to above, based on the remainder of the vesting period applicable to the annual awards then outstanding.  Such award will vest on the same vesting date as such annual awards.

Deferral of Director Compensation

Non-employee directors may defer their cash compensation and restricted stock unit awards under the terms of the Deferred Compensation Plan.  For additional details regarding the Deferred Compensation Plan, see the discussion on page 17.

2015 Director Compensation

The table below sets forth cash compensation earned by each non-employee director, and the grant date fair values of equity awards granted to each non-employee director, during the fiscal year ended January 2, 2016.  All compensation of Mr. Phillippy is reported in the Summary Compensation Table on page 19 and has been excluded from the table below.

Director Compensation in Fiscal Year 2015

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Total ($)
Christopher Cox	$50,000	$120,011	$170,011
Siddhartha C. Kadia	66,667	120,011	186,678
Oleg Khaykin	85,000	120,011	205,011
Cherry A. Murray(4)	52,083	120,011	172,094
Kenneth F. Potashner	110,833	120,011	230,844
Peter J. Simone	85,000	120,011	205,011

(1)         Reflects annual retainer fees earned in 2015 by each non-employee director for service on the Board and/or for service as the chairperson or as a member of one or more committees of the Board for all or the portion of the year during which he or she served in such capacity.  Mr. Potashner also received an additional retainer fee for his service as Chairman of the Board.

(2)         Reflects the grant date fair values of restricted stock unit awards granted to each non-employee director in 2015, calculated in accordance with FASB ASC Topic 718.  The awards granted to all non-employee directors were granted on May 19, 2015 and the grant date fair value of each such award was determined based on the closing price of our common stock on that date, which was $19.11 per share.  All such awards will vest in full on May 19, 2016.  No stock options or stock appreciation rights were granted to any non-employee director during 2015.

(3)         The aggregate number of stock awards, consisting entirely of restricted stock units, held by each non-employee director as of January 2, 2016 is set forth below.  No stock options or stock appreciation rights were held by any non-employee director as of January 2, 2016.

Name	Aggregate Number of Shares Underlying Outstanding Restricted Stock Units(a)
Christopher Cox	6,280
Siddhartha C. Kadia	11,228
Oleg Khaykin	6,280
Cherry A. Murray	—
Kenneth F. Potashner	6,280
Peter J. Simone	6,280

(a)   Reflects the number of unvested restricted stock units held by each director as of January 2, 2016.  In addition, certain restricted stock units awarded to Mr. Khaykin and Mr. Simone, which have previously vested in accordance with the applicable award agreements, were deferred by such directors under our Deferred Compensation Plan at the time of vesting.  Accordingly, as of January 2, 2016, restricted stock units representing the right to receive an additional 22,305 shares and 15,295 shares were held in our Deferred Compensation Plan for the benefit of Mr. Khaykin and Mr. Simone, respectively.

(4)         Dr. Murray resigned from the Board effective as of November 1, 2015.

Other Agreements

Indemnification of Officers and Directors

We have entered into indemnification agreements with each of our executive officers and directors, and certain other officers, which provide contractual protection of certain rights of indemnification by us.  The indemnification agreements provide for indemnification of our officers and directors to the fullest extent permitted by our articles of incorporation, bylaws and applicable law.  Under the agreements, we are obligated to indemnify our officers and directors against all fees, expenses, liabilities and losses (including attorneys’ fees, judgments, fines, and amounts paid in any settlement we approve) actually and reasonably incurred in connection with any investigation, claim, action, suit or proceeding to which any such officer or director is a party by reason of any action or inaction in his or her capacity as our officer or director or by reason of the fact that the officer or director is or was serving as our director, officer, employee, agent or fiduciary, or of any of our subsidiaries or divisions, or is or was serving at our request as our representative with respect to another entity, subject to limitations imposed by applicable law.  We will not indemnify such officer or director, however, for expenses and the payment of profits arising from the purchase and sale by the officer or director of securities in violation of Section 16(b) of the Exchange Act.

Risks Arising from Compensation Policies and Practices

On an ongoing basis, we conduct assessments of our compensation policies and practices for all of our employees, including non-executive employees, with respect to risks that may arise from such policies and practices.  As part of such assessments, our management reviews and evaluates the key elements of all significant compensation programs in effect companywide or for any individual subsidiary, operating group or business, including the overall program objectives and structure, performance measures and targets, payout mechanisms and conditions and other relevant factors.  In carrying out its responsibilities for overseeing the management of risk related to compensation matters, the Compensation Committee of our Board of Directors reviews and discusses management’s assessments.  Based on the most recent assessment of our compensation policies and practices in March 2016, both management and the Compensation Committee concluded that risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on Newport.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of three non-employee directors: Messrs. Khaykin and Potashner and Dr. Kadia, all of whom served on the Compensation Committee for all or a portion of 2015.  In addition, Dr. Murray served on the Compensation Committee during 2015 until November 1, 2015.  None of the members serving on the Compensation Committee currently or during 2015 are or have been our officers or employees, and each member qualifies as an independent director as defined by Rules 5605(a)(2) and (d)(2) of the NASDAQ Listing Rules.  No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee.

Report of the Compensation Committee

The Compensation Committee is responsible for, among other things, establishing, developing guidelines for, evaluating and approving all base salaries and annual and long-term cash and equity incentive compensation of Newport’s executive officers, and all other executive benefit plans, programs and agreements.  In fulfilling its responsibilities, the Compensation Committee has reviewed and discussed with management the information provided under the heading “Compensation Discussion and Analysis” in Newport’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended January 2, 2016.  Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that such information be included in such annual report.

Respectfully submitted,

Oleg Khaykin, Chairman

Siddhartha C. Kadia

Kenneth F. Potashner

The material in this report is deemed furnished in this Amendment No. 1 to Annual Report on Form 10-K/A, and is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference in any filing of Newport under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth specified information with respect to the beneficial ownership of our common stock as of March 18, 2016 by: (1) each person (or group of affiliated persons) who is known by us to beneficially own more than 5% of the outstanding shares of our common stock; (2) each of our named executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

	Amount and Nature of Shares Beneficially Owned(2)
Name and Address of Beneficial Owners(1)	Number	Percentage
BlackRock, Inc. (and certain of its subsidiaries) 55 East 52nd Street New York, NY 10055(3)	4,327,299	11.1%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746(4)	3,085,964	7.9%
The Vanguard Group, Inc. (and certain of its subsidiaries) 100 Vanguard Blvd. Malvern, PA 19355(5)	2,828,969	7.3%
Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC 200 West Street New York, NY 10282(6)	2,015,385	5.2%
Robert J. Phillippy(7)	482,410	1.2%
Charles F. Cargile(8)	195,475	*
Jeffrey B. Coyne(9)	165,101	*
David J. Allen(10)	128,324	*
Dennis L. Werth(11)	120,446	*
Kenneth F. Potashner	87,242	*
Oleg Khaykin(12)	53,899	*
Peter J. Simone(13)	48,512	*
Christopher Cox	33,933	*
Siddhartha C. Kadia	4,414	*
All executive officers and directors as a group (10 persons)(14)	1,319,756	3.3%

* Less than 1%

(1)         Unless otherwise indicated, the business address of each holder is c/o Newport Corporation, 1791 Deere Avenue, Irvine, California 92606.

(2)         The beneficial ownership is calculated based on 38,879,965 shares of our common stock outstanding as of March 18, 2016.  Beneficial ownership is determined in accordance with Securities and Exchange Commission rules.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock appreciation rights, restricted stock units and/or other rights held by that person that are exercisable and/or will be settled upon vesting within 60 days of March 18, 2016 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage of each other person.  To our knowledge, except pursuant to applicable community property laws or as otherwise indicated, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name, and none of such persons has pledged such shares as security for any obligation.

(3)         The holder has sole voting power with respect to 4,239,624 shares of common stock and has sole dispositive power with respect to 4,327,299 shares of common stock.  The beneficial ownership information reflected in the table is included in the Schedule 13G Amendment No. 6 filed by the holder with the Securities and Exchange Commission on January 8, 2016.

(4)         The holder has sole voting power with respect to 2,955,244 shares of common stock and has sole dispositive power with respect to 3,085,964 shares of common stock.  The holder furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts.  In certain cases, subsidiaries of the holder may act as advisor or sub-advisor to certain investment companies, trusts and accounts.  In its role as investment advisor, sub-advisor and/or manager, the holder or its subsidiaries may possess voting and/or investment power over shares owned by such investment companies, trusts and accounts and may be deemed to be the beneficial owner of such shares.  However, all such securities are owned by such investment companies, trusts and accounts, and the holder disclaims beneficial ownership of such securities.  The beneficial ownership information reflected in the table is included in the Schedule 13G Amendment No. 10 filed by the holder with the Securities and Exchange Commission on February 9, 2016.

(5)         The holder has sole voting power with respect to 61,616 shares of common stock, shared voting power with respect to 5,800 shares of common stock, sole dispositive power with respect to 2,763,553 shares of common stock, and shared dispositive power with respect to 65,416 shares of common stock.  The beneficial ownership information reflected in the table is included in the Schedule 13G Amendment No. 4 filed by the holder with the Securities and Exchange Commission on February 11, 2016.

(6)         The holders have shared voting power with respect to 1,902,707 shares of common stock and have shared dispositive power with respect to 2,015,385 shares of common stock.  The holders disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the holders or their employees have voting or investment discretion or both, or with respect to which there are limits on their voting or investment authority or both, and (ii) certain investment entities of which the holders act as the general partner, managing general partner or other partner, to the extent interests in such entities are held by persons other than the holders.  The beneficial ownership information reflected in the table is included in the Schedule 13G Amendment No. 3 filed by the holders with the Securities and Exchange Commission on February 8, 2016.

(7)         Includes stock-settled stock appreciation rights with respect to 173,960 shares of common stock that are exercisable within 60 days of March 18, 2016; 50,340 shares of common stock that are issuable within 60 days of March 18, 2016 upon the vesting of restricted stock units; and 51,714 shares of common stock held by Mr. Phillippy and his spouse as trustees of a family trust.

(8)         Includes stock-settled stock appreciation rights with respect to 82,965 shares of common stock that are exercisable within 60 days of March 18, 2016; 23,050 shares of common stock that are issuable within 60 days of March 18, 2016 upon the vesting of restricted stock units; and 1,000 shares of common stock held by Mr. Cargile and his spouse as trustees of a family trust.

(9)         Includes stock-settled stock appreciation rights with respect to 65,045 shares of common stock that are exercisable within 60 days of March 18, 2016; 16,620 shares of common stock that are issuable within 60 days of March 18, 2016 upon the vesting of restricted stock units; and 17,971 shares of common stock held by Mr. Coyne as trustee of a family trust.

(10)  Includes stock-settled stock appreciation rights with respect to 56,400 shares of common stock that are exercisable within 60 days of March 18, 2016, and 14,410 shares of common stock that are issuable within 60 days of March 18, 2016 upon the vesting of restricted stock units.

(11)  Includes stock-settled stock appreciation rights with respect to 56,400 shares of common stock that are exercisable within 60 days of March 18, 2016, and 14,410 shares of common stock that are issuable within 60 days of March 18, 2016 upon the vesting of restricted stock units.

(12)  Includes 22,305 shares of common stock underlying restricted stock units that are held in Newport’s Deferred Compensation Plan for the benefit of Mr. Khaykin.

(13)  Includes 15,295 shares of common stock underlying restricted stock units that are held in Newport’s Deferred Compensation Plan for the benefit of Mr. Simone.

(14)  Includes stock-settled stock appreciation rights with respect to 434,770 shares of common stock that are exercisable within 60 days of March 18, 2016; 118,830 shares of common stock that are issuable within 60 days of March 18, 2016 upon the vesting of restricted stock units; and 37,600 shares of common stock underlying restricted stock units held in Newport’s Deferred Compensation Plan.

Information Regarding Existing Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of January 2, 2016:

Equity Compensation Plan Information at 2015 Fiscal Year End

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,410,633	$15.61	4,062,664
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,410,633		4,062,664

All of our equity compensation plans under which options, warrants and rights were outstanding or available for future issuance as of January 2, 2016 have been approved by security holders.  The number of shares reflected in column (a) consists of: (i) outstanding stock-settled stock appreciation rights with respect to an aggregate of 2,323,941 shares of our common stock, which were issued under our 2006 Performance-Based Stock Incentive Plan and our Amended and Restated 2011 Stock Incentive Plan; and (ii) outstanding restricted stock units representing the right to receive upon vesting an aggregate of 1,086,692 shares of our common stock, which were issued under our Amended and Restated 2011 Stock Incentive Plan.  The weighted-average price reflected in column (b) represents the weighted-average base value of all outstanding stock-settled stock appreciation rights.  All outstanding restricted stock units were awarded without payment of any purchase price.

An additional 59,626 restricted stock units, which were issued under our 2006 Performance-Based Stock Incentive Plan and our Amended and Restated 2011 Stock Incentive Plan and have vested in accordance with the applicable award agreements, were deferred by the awardees under our Deferred Compensation Plan at the time of vesting and were held in the Deferred Compensation Plan for the benefit of such awardees as of January 2, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have not entered into a transaction with any related person since the beginning of our 2015 fiscal year.

In accordance with our Corporate Governance Guidelines and the charter of the Audit Committee of our Board of Directors, the Audit Committee is responsible for reviewing and approving any proposed transaction with any related person for which disclosure and/or approval is required under applicable law, including Securities and Exchange Commission and NASDAQ rules.  Currently, this review and approval requirement applies to any transaction to which Newport or any of our subsidiaries will be a party, in which the amount involved exceeds $120,000, and in which any of the following persons will have a direct or indirect material interest: (a) any of our directors or executive officers; (b) any nominee for election as a director; (c) any security holder who is known to us to own of record or beneficially more than five percent of any class of our voting securities; or (d) any member of the immediate family (as defined in Regulation S-K, Item 404) of any of the persons described in the foregoing clauses (a)-(c).

In the event that management becomes aware of any related person transaction, management will present information regarding such transaction to the Audit Committee for review and approval.  In addition, the Audit Committee periodically reviews and considers with management the disclosure requirements relating to transactions with related persons and the potential existence of any such transaction.

Director Independence

With the exception of Mr. Phillippy, who serves as our President and Chief Executive Officer, all of the members of our Board of Directors are “independent” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.  Cherry A. Murray, who served on our Board during 2015 until November 1, 2015, was also “independent” as defined by such Rule.  Our Board has determined that no member of the Board has a relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director.  The independence of each director is reviewed periodically to assess the appropriateness of each director’s service on board committees and to ensure that at least a majority of our Board is independent.

Our Board has three separate standing committees: the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee.  None of the members of the Board’s standing committees are or have been our officers or employees, and each member qualifies as an independent director as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.  Each member of the Audit Committee also qualifies as an independent director as defined by Rules 5605(c)(2) of the NASDAQ Listing Rules and Section 10A(m) of the Exchange Act and Rule 10A-3 thereunder.  Each member of the Compensation Committee also qualifies as an independent director as defined by Rule 5605(d)(2) of the NASDAQ Listing Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed by Deloitte & Touche LLP

Deloitte & Touche LLP, or Deloitte, audited our financial statements for the fiscal years ended January 2, 2016 and January 3, 2015.  The table below reflects the aggregate fees billed for audit, audit-related, tax and other services rendered by Deloitte for such fiscal years.

Fee Category	Year Ended January 2, 2016	Year Ended January 3, 2015
Audit Fees	$1,840,520	$1,849,600
Audit-Related Fees	84,000	—
Tax Fees	468,716	710,978
All Other Fees	—	—
Total Fees	$2,393,236	$2,560,578

Audit Fees

Audit fees billed for both years consisted of fees for professional services rendered for: (i) the audit of our annual consolidated financial statements; (ii) statutory audits; (iii) the review of our consolidated financial statements included in our quarterly reports on Form 10-Q; (iv) audit services related to other reports filed with the Securities and Exchange Commission; and (v) the audit of our internal control over financial reporting as required by the rules and regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002.  For 2015, the audit fees also included fees for the review of accounting matters related to our acquisition of FEMTOLASERS Produktions GmbH, which was consummated in February 2015.  For 2014, the audit fees also included fees for the review of accounting matters related to our acquisition of V-Gen Ltd., which was consummated in September 2014.

Audit-Related Fees

For 2015, audit-related fees consisted of fees for services rendered by Deloitte that were reasonably related to the performance of the audit or the review of our financial statements and have not been included in the audit fees above.  These audit-related services consisted primarily of consultations relating to the pending acquisition of Newport by MKS Instruments, Inc.  No audit-related services were rendered by Deloitte to us for our fiscal year ended January 3, 2015.

Tax Fees

Tax fees billed for both years included fees for services relating to tax planning and compliance, including preparation of tax returns.

All Other Fees

No other services were rendered by Deloitte to us for our fiscal years ended January 2, 2016 or January 3, 2015.

Audit Committee Pre-Approval Policies and Procedures

Consistent with Securities and Exchange Commission rules, the Audit Committee has the responsibility for appointing, setting compensation for and overseeing the work of our independent auditors.  As such, the Audit Committee has established a policy of pre-approving all audit and permissible non-audit services provided to us by our independent auditors.  Prior to engagement, the Audit Committee pre-approves these services by category of service.  The fees are budgeted and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise that make it necessary to engage our independent auditors for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval prior to engagement.  All audit and non-audit services provided by our independent auditors for our fiscal year 2015 were approved by the Audit Committee pursuant to this policy.

The Audit Committee may delegate pre-approval authority to one or more of its members.  The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee reviewed and discussed the services, in addition to audit services, rendered by Deloitte during fiscal year 2015, as well as the fees paid therefor, and has determined that the provision of such other services by Deloitte, and the fees paid therefor, were compatible with maintaining Deloitte’s independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

(1)         Financial Statements.

See Index to Financial Statements and Schedule on page F-1 of our Annual Report on Form 10-K filed on March 2, 2016.

(2)         Financial Statement Schedules.

See Index to Financial Statements and Schedule on page F-1 of our Annual Report on Form 10-K filed on March 2, 2016.  All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3)         Exhibits.

The following exhibits are filed (or incorporated by reference herein) as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

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

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included in signature page).

31.1(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

Exhibit Number	Description of Exhibit

32.2(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)         Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.

(2)         Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2016.

NEWPORT CORPORATION

By:	/s/ Robert J. Phillippy
Robert J. Phillippy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

	/s/ Robert J. Phillippy	President, Chief Executive Officer and	March 24, 2016
	Robert J. Phillippy	Director (Principal Executive Officer)

	/s/ Charles F. Cargile	Senior Vice President, Chief Financial Officer	March 24, 2016
	Charles F. Cargile	and Treasurer (Principal Financial Officer)

	/s/ Willem A. Meintjes	Vice President and Corporate Controller	March 24, 2016
Willem A. Meintjes

	*	Director	March 24, 2016
Christopher Cox

	*	Director	March 24, 2016
Siddhartha C. Kadia

	*	Director	March 24, 2016
Oleg Khaykin

	*	Director	March 24, 2016
Kenneth F. Potashner

	*	Director	March 24, 2016
Peter J. Simone

*By:	/s/ Robert J. Phillippy		March 24, 2016
Robert J. Phillippy
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

Exhibit Number	Description of Exhibit

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

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included in signature page).

31.1(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”).

31.2(2)	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

32.2(1)	Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.

101.INS(1)	XBRL Instance Document.

101.SCH(1)	XBRL Taxonomy Extension Schema Document.

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 This exhibit is identified as a management contract or compensatory plan or arrangement pursuant to Item 15(a)(3) of Form 10-K.

(1)         Previously filed with the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2016.

(2)         Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.